Form 10QSB
period 1996-03-31
RAILAMERICA INC /DE
filed 1996-05-14
CIK 887637

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996
                                                --------------


                          Commission File No. 0-20618
                                              -------



                               RAILAMERICA, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              DELAWARE                                        65-0328006
   -------------------------------                       --------------------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)


             301 Yamato Road, Suite 1190, Boca Raton, Florida 33431
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 994-6015
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  XX   No
                                                               ----     ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, par value $.001 - 4,672,910 shares as of May 14, 1996

                     RAILAMERICA, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB

                        QUARTER ENDED MARCH 31, 1996



                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets -                                     1
         March 31, 1996 and December 31, 1995

         Consolidated Statements of Income -                               2
         For the three months ended
         March 31, 1996 and 1995

         Consolidated Statements of Cash Flows -
         For the three months ended March 31,
         1996 and 1995                                                     3

         Notes to Consolidated Financial
         Statements                                                        4

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     6


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                 15

         Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                                                           1996           1995
                                                                      ------------   ------------
                                           ASSETS
Current assets:
  Cash                                                                $  1,526,767   $  3,488,866
  Restricted cash                                                          175,000        175,000
  Accounts receivable                                                    3,029,248      2,194,828
  Inventories                                                            4,058,837      3,360,838
  Other current assets                                                     342,195        415,870
  Deferred income taxes                                                    329,000        329,000
                                                                      ------------   ------------
        Total current assets                                             9,461,047      9,964,402

Property, plant and equipment, net                                      27,953,707     25,547,541

Excess of cost over net assets of companies acquired, net                2,996,884      3,032,192

Other assets, net                                                        1,690,042      1,519,827
                                                                      ------------   ------------
        Total assets                                                  $ 42,101,680   $ 40,063,962
                                                                      ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term deb                                 $  1,106,726   $    969,929
  Current maturities of subordinated debt                                  212,392      1,879,057
  Accounts payable                                                       2,820,050      2,093,740
  Income taxes payable                                                     160,788        560,788
  Accrued expenses                                                       1,098,599      1,420,227
                                                                      ------------   ------------
        Total current liabilities                                        5,398,555      6,923,741
                                                                      ------------   ------------
Long-term debt, less current maturities                                 20,429,484     17,181,288
                                                                      ------------   ------------
Subordinated debt, less current maturities                               3,637,176      3,690,274
                                                                      ------------   ------------
Deferred income taxes                                                    3,210,254      3,120,000
                                                                      ------------   ------------
Commitments and contingent liabilities                                       -              -
Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized;
   4,862,910 issued and 4,672,910 outstanding at March 31, 1996 and
   4,848,991 issued and 4,658,991 outstanding at December 31, 1995           4,863          4,849
  Additional paid-in capital                                             7,647,853      7,599,313
  Retained earnings                                                      2,651,702      2,439,895
  Cumulative translation adjustment                                         87,546         70,355
  Less treasury stock (190,000 shares at cost)                            (965,753)      (965,753)
                                                                      ------------   ------------
        Total stockholders' equity                                       9,426,211      9,148,659
                                                                      ------------   ------------
                                                                      $ 42,101,680   $ 40,063,962
                                                                      ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)


                                                               1996              1995
                                                          ------------      -------------
Revenues:
  Transportation revenue - railroads and distribution     $  2,666,580      $   1,605,362
  Transportation revenue - motor carrier                     1,718,791            721,213
  Manufacturing revenue                                      3,453,214          4,320,549
  Other                                                         96,984             18,154
                                                          ------------      -------------
                                                             7,935,569          6,665,278
                                                          ------------      -------------
Operating expenses:
  Transportation expenses - railroads and distribution       1,295,418            868,091
  Transportation expenses - motor carrier                    1,667,139            638,035
  Cost of goods sold - manufacturing                         2,706,843          3,231,994
  Selling, general and administrative                        1,455,562          1,032,025
                                                          ------------      -------------
                                                             7,124,962          5,770,145
                                                          ------------      -------------
        Operating income                                       810,607            895,133
                                                          ------------      -------------
Other income (expense):
  Interest expense                                            (453,740)          (316,025)
  Other, net                                                   (20,666)           106,443
                                                          ------------      -------------
                                                              (474,406)          (209,582)
                                                          ------------      -------------
        Income before income taxes                             336,201            685,551

 Provision for income taxes                                    124,394            255,000
                                                          ------------      -------------
        Net income                                        $    211,807      $     430,551
                                                          ============      =============
- -----------------------------------------------------------------------------------------
Net earnings attributable to common shares and
    dilutive common share equivalents (for primary)       $    211,807      $     536,346
                                                          ============      =============
Earnings per common share and dilutive common
    share equivalents:
    Primary                                               $       0.05      $        0.09
                                                          ============      =============
    Fully Diluted                                         $       0.05      $        0.09
                                                          ============      =============
Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                  4,680,141          5,900,532
                                                          ============      =============
    Fully Diluted                                            5,489,542          6,011,643
                                                          ============      =============


   The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                          1996               1995
                                                      -----------       ------------
Cash flows from operating activities:
  Net income                                          $   211,807       $    430,551
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       508,585            383,040
      Gain on sale of properties                          (21,185)             -
      Employee grants                                      48,554              -
      Deferred income taxes                                90,254            238,000
      Changes in operating assets and liabilities:
        Accounts receivable                              (834,420)           725,077
        Inventories                                      (697,999)          (986,274)
        Other current assets                               73,675            (56,819)
        Accounts payable                                  726,310            276,530
        Income taxes payable                             (400,000)             -
        Accrued liabilities                              (321,628)          (257,230)
        Deposits and other                                (96,830)           (36,324)
                                                      -----------       ------------
          Net cash provided by operating activities      (712,877)           716,551
                                                      -----------       ------------
Cash flows from investing activities:
  Purchase of properties                               (1,481,478)          (257,266)
  Proceeds from sale of properties                         91,650              -
  Acquisition of Steel City                                 -               (993,423)
  Deferred acquisition costs and other                   (101,746)           (84,923)
                                                      -----------       ------------
          Net cash used in investing activities        (1,491,574)        (1,335,612)
                                                      -----------       ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt              3,450,479          6,613,439
  Principal payments on debt                           (3,202,430)        (6,608,208)
  Sale of common stock                                      -              2,448,022
  Decrease in restricted cash                               -                 35,000
  Deferred loan costs                                      (5,697)           (37,895)
                                                      -----------       ------------
          Net cash provided by financing activities       242,352          2,450,358
                                                      -----------       ------------
Net increase in cash                                   (1,962,099)         1,831,297

Cash, beginning of period                               3,488,866            470,214
                                                      -----------       ------------
Cash, end of period                                   $ 1,526,767       $  2,301,511
                                                      ===========       ============


   The accompanying notes are an integral part of the consolidated financial statements.

                     RAILAMERICA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1     BASIS OF PRESENTATION:

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

      The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's financial statements contained in the Company's 1995 annual report on Form 10-KSB. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's annual report on Form 10-KSB.

2     EARNINGS PER SHARE:

      For the three months ended March 31, 1996, primary earnings per share is based on the weighted average number of common shares outstanding during the three month period. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable. The stock options and warrants outstanding are anti-dilutive and have been excluded from weighted average number of shares outstanding for both primary and fully diluted earnings per share.

      For the three months ended March 31, 1995, primary earnings per common share was computed on net income increased by pro forma reductions in interest expense resulting from the assumed exercise of warrants, options and conversion of redeemable convertible preferred stock for the periods outstanding, and the resulting assumed reduction of outstanding indebtedness, divided by the weighted average number of common and common equivalent shares outstanding during the period under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

                     RAILAMERICA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


3     INVENTORIES:

      Inventories consist of the following as of March 31, 1996 and December 31, 1995:

                                                                      1996                         1995
                                                                  -----------                  -----------
      Raw materials                                               $ 2,078,674                  $ 1,737,683
      Work in process                                                 885,144                      642,265
      Finished goods                                                1,031,788                      771,842
      Replacement or repair parts for equipment
             and road property                                        238,279                      209,048
                                                                  -----------                  -----------
                                                                    4,233,885                    3,360,838
      Less, advances related to materials                             175,048                            -
                                                                  -----------                  -----------
      Inventories in excess of contract advances                  $ 4,058,837                  $ 3,360,838
                                                                  ===========                  ===========


4     FINANCING:

      On March 15, 1996, the Company purchased 100 railroad tank cars for a purchase price of approximately $1.25 million. Virtually all of the cars are currently leased to shippers. The purchase was financed through a note payable with First Union Commercial Corporation. The financing consisted of a $1.25 million term loan collateralized by the acquired railroad tank cars. The term loan matures March 2003 bears interest at 8.3% and calls for 84 equal monthly installments inclusive of principal and interest of $16,441 with a payment at maturity of $375,000.

      During February 1996, the Company entered into a term loan for purchase of equipment in the principal amount of $167,181 maturing February 2001. The loan agreement calls for 60 monthly installments beginning in March 1996 and bears interest at 7.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a multi-modal transportation company that historically has acquired and developed shortline railroads formed primarily through the acquisition of light density rail lines from larger railroads. The Company expanded its operations in the transportation industry through its acquisition of Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of a broad range of truck trailers, located in Gatesville, Texas and the purchase of substantially all of the assets of Steel City Truck Lines, Limited ("Steel City"), a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. The acquisitions resulted in the establishment of the Company's trailer manufacturing operations and motor carrier operations and substantially increases the Company's assets, liabilities, revenue and expenses.

     The Company's objectives are to foster the growth of its existing subsidiaries and to create a diversified transportation company by acquiring additional railroads and other transportation-related companies. Examples of this strategy are the acquisitions of all of the issued and outstanding stock of Prairie Holding Corporation ("PHC") which owns Dakota Rail, Inc. ("DRI"), a shortline railroad headquartered in Hutchinson, Minnesota, effective September 1, 1995 and the purchase of substantially all of the assets and business of the Seagraves, Whiteface and Lubbock Railroad Company and the Floydada and Plainview Railroad Company, effective November 1, 1995. The Company also intends to expand into other transportation-related areas through selective acquisitions.

     The Company intends to increase traffic on its existing rail lines by offering additional services such as intermodal transportation, distribution and logistics services, and through the integration of Steel City into the Company's transportation division. Further, Kalyn has the capability of manufacturing trailers and other types of intermodal equipment for use by Steel City and the Company's railroads, which management expects will help to further develop synergy among the consolidated group.

     Set forth below is a discussion of the results of operations for the Company's railroad and distribution operations, motor carrier operations and the trailer manufacturing operations. The discussion of the motor carrier operations addresses the results of operations of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the periods February 10, 1995 through March 31, 1995 and the three months ended March 31, 1996. The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. The Company feels that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead increased by $178,078 (or 47.8%) to $550,238 in the three month period ended March 31, 1996 compared to $372,160 for the prior year period. The increase was related to the additional costs incurred to manage the new subsidiaries acquired during 1995 including Steel City, DRI, RIS, West Texas and Lubbock

Railroad Company ("WTLR") and Plainview Terminal Company ("PTC").

RAILROAD AND DISTRIBUTION OPERATIONS

     The Company's railroad subsidiaries operated approximately 450 miles of rail line as of March 31, 1996. Currently, these consist of: (i) 133 miles of which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania made available to the Company pursuant to an operating agreement with the Commonwealth of Pennsylvania; (v) ten miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating and will ultimately purchase pursuant to a contract for deed from the State of Minnesota, effective September 1, 1995 and; (vii) 113 miles of rail line and 4 miles of trackage rights in West Texas, purchased as of November 1, 1995.

     The Company provides local rail freight services for its customers providing access to the nation's rail system for shipment of products both domestically and internationally. The Company hauls varied products for its customers corresponding to the local markets it serves. The Company's traffic base in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's traffic base in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's traffic base in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food
products.   The Company's traffic base in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's traffic base in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel.

     In keeping with the general nature of business in its Michigan area, agricultural commodities have represented the substantial majority of the Company's annual carloadings. Although the acquisitions of South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company ("DVRC"), DRI, WTLR and PTC will help to diversify the Company's traffic base and mitigate seasonal fluctuations, the Company believes that, absent additional acquisitions in industrial areas, agricultural commodities will continue to represent the primary component of the Company's rail traffic base. As a result, the Company could be materially and adversely affected by factors such as weather and fluctuations in grain prices, that generally affect the agricultural industry. Additionally, sellers of commodities tend to hold shipments if they anticipate price increases for their commodities. This circumstance can cause the Company's results of operations to fluctuate from period to period as a result of fluctuations in the prices of those commodities. Moreover, agricultural commodities are generally shipped from September to May and the Company handles most of its traffic during such periods.

RESULTS OF RAILROAD AND DISTRIBUTION OPERATIONS

     The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad and Distribution Operations for the three months ended March 31, 1996 and March 31, 1995. Effective September 1, 1995 and November 1, 1995, the Company acquired DRI and WTLR, respectively. As a result, the results of operations for the three months ended March 31, 1996 are not comparable to the prior year period in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
1995

     REVENUES. The table below compares the Company's revenues for its railroad and distribution operations for the periods shown.


                                                      For the Three Months Ended
                                      ----------------------------------------------------------
                                             March 31, 1996                  March 31, 1995
                                      --------------------------       -------------------------
                                         Gross         % Change          Gross          % Change
                                       Revenues        From 1995        Revenues       From 1994
                                      ----------       ---------       ----------      ---------
Transportation Revenue                $2,666,580         66.1%         $1,605,362        44.5%

Other Revenue                             79,850        339.8%             18,154       (49.8%)
                                      ----------                       ----------

Total Revenue                         $2,746,430         69.2%         $1,623,516        41.5%
                                      ==========                       ==========

     Transportation revenues for the three month period ended March 31, 1996 increased $1,061,218 (or 66.1%) compared to the prior year period primarily due to the acquisitions of WTLR and DRI, which contributed $594,184 and $167,069, respectively, and increases in Michigan and Tennessee transportation revenue of $213,333 and $101,181 resulting from increased carloadings and freight rates. The net increase in total revenues for the three month period was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload increased from $382 to $406 per car due to increased rates and divisions of revenue with connecting carriers. Carloads handled totaled 6,566 for the three months ended March 31, 1996, an increase of 2,365 (or 56.3%) compared to 4,201 carloads in the prior year period. The increase was primarily the result of the acquisitions of the two new Texas railroads (WTLR and PTC) and DRI which handled 1,523 and 215 carloads, respectively, for the three month period ended March 31, 1996. In addition, Michigan and Tennessee carloads increased 607 and 121, respectively.

     Other revenues increased by $61,696 for the three months ended March 31, 1996 compared to the prior year period. Other revenues for the three months ended March 31, 1996 and 1995 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

     OPERATING EXPENSES. The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.


                                                  For the Three Months Ended
                                           -----------------------------------------
                                           March 31, 1996             March 31, 1995
                                           --------------             --------------
                                                      % Change                   % Change
                                      Expenses       From 1995    Expenses      From 1994
                                    -----------      ---------   -----------    ---------
Maintenance of way                  $   483,071        65.6%     $   291,640       33.1%

Maintenance of equipment                230,038        78.3%         129,045       36.1%

Transportation                          568,101        26.0%         450,730       62.2%

Equipment rental                         14,208       522.4%          (3,364)    (106.4%)

Selling, general and
administrative                          325,143        55.3%         209,380       89.8%
                                    -----------                  -----------

Total operating expenses            $ 1,620,561        50.4%     $ 1,077,431       52.4%
                                    ===========                  ===========

     Operating expenses of $1,620,561 for the three month period ended March 31, 1996 increased by $543,130 (or 50.4%) compared to operating expenses of $1,077,431 for the prior year period. Maintenance of way expenses increased $191,431 (or 65.6%) for the three month period primarily due to the addition of WTLR and DRI maintenance of way expenses and increased depreciation expense. Maintenance of equipment expenses increased $100,993 (or 78.3%) primarily due to the addition of WTLR and DRI expenses. Transportation expense increased by $117,371 (or 26.0%) compared to the 1995 period, primarily due to the addition of WTLR and DRI transportation expense. Equipment rental increased by $17,572 (or 522.4%) for the three month period, primarily due to an increase in car hire expense in Tennessee based upon the increase in carloadings. Selling, general and administrative expenses increased by $115,763 (or 55.3%) compared to the 1994 three month period primarily due to the addition of WTLR and DRI expenses.

     Operating expenses, as a percentage of transportation revenue, were 60.8% and 67.1% for the three months ended March 31, 1996 and 1995, respectively. The decrease was primarily due to the decrease in transportation costs as a percentage of revenue. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at their current level, exclusive of seasonal fluctuations.

     OTHER INCOME (EXPENSE). Interest expense of $267,597 for the three months ended March 31, 1996 increased approximately 70% compared to the prior year period. Such increase was primarily due to the financing of the WTLR and DRI acquisitions partially offset by decreased interest rates on certain of the debt. Other income of $901 for the three months ended March 31, 1996 decreased from $91,282 in the prior year period. The decrease was due to income derived from the reversal of certain accrued liabilities in 1995.

MOTOR CARRIER OPERATIONS

     On February 10, 1995, the Company completed the purchase of substantially all of the assets of Steel City, a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Steel City operates a fleet of approximately 140 tractors and trailers, and currently serves more than 50 customers in the steel, paper and lumber industries by transporting a broad variety of products within Canada and between Canada and the United States, particularly Michigan, Ohio, Indiana, New York and Wisconsin. The Company acquired and has continued to expand the operations of Steel City through its Canadian subsidiary Steel City Carriers.

     The Company entered into its first intermodal contract in the fourth quarter of 1995 and began operations under the contract in November 1995 through its subsidiary RIS. In the first quarter of 1996 RIS obtained several additional contracts and expanded its operations.

RESULTS OF MOTOR CARRIER OPERATIONS

     The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS from February 10, 1995 through March 31, 1995 and the three month period ended March 31, 1996.


                                                  1996                    1995
                                           ------------------       -----------------
Transportation revenue                     $1,718,791   100.0%      $721,213    100.0%
                                           ----------               --------

Direct operating expenses                   1,595,282    92.8%       598,988     83.1%

Depreciation expense                           71,857     4.2%        39,047      5.4%


Selling, general and administrative
   expenses                                   175,842    10.2%        59,809      8.3%
                                           ----------               --------

Total expenses                              1,842,981   107.2%       697,844     96.8%
                                           ----------               --------

Operating income (loss)                      (124,190)   (7.2%)       23,369      3.2%

Other expenses (net)                           48,922     2.8%        24,450      3.4%
                                           ----------               --------

Net loss                                   $ (173,112)  (10.0%)     $ (1,081)    (0.2%)
                                           ==========               ========


     TRANSPORTATION REVENUE - Transportation revenues for the three month period ended March 31, 1996 increased $997,578 (or 138%) compared to the prior year. The increase was primarily due to the acquisition of Steel City effective February 10, 1995. The 1995 period consisted of only 49 days versus 91 days in 1996. In addition, RIS began shipping during the fourth quarter of 1995.

     DIRECT OPERATING EXPENSES - Direct operating expenses were 92.8% of transportation revenue for the three months ended March 31, 1996 compared to 83.1% for the prior year period. The increase was due to increased equipment maintenance and repairs, a significant increase in fuel costs from 1995 to 1996 and the impact from adverse weather in 1996. The winter weather in 1996 caused many roads in Ontario and the northern United States to be closed for extended periods of time. This caused lost revenue and increased costs to Steel City Carriers as a percentage of revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were 10.2% of transportation revenue for the three months ended March 31, 1996 compared to 8.3% for the prior year period. The increase was primarily due to increased payroll costs and increased costs related to the winter weather in 1996.

     Management anticipates increased gross revenues over the remainder of 1996 for both Steel City Carriers and RIS based upon transportation contracts recently executed with new customers, increased marketing activity and improvement in the weather conditions.

TRAILER MANUFACTURING OPERATIONS

     Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies.

     Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn's plant is currently operating one shift, although the Company believes manufacturing capacity can be increased by adding a partial second shift. As a consequence of significant increases in sales order volume, during 1995 Kalyn expanded its manufacturing facility to partially address this increased demand by adding 15,000 sq. ft. of manufacturing space upon land that Kalyn owns. Kalyn recently began construction of an additional 16,000 sq. ft. expansion of its manufacturing facility upon land that it owns. This expansion was necessitated by Kalyn's receipt in October 1995 of a $27 million contract from the U.S. Army Tank Automotive Command ("TACOM"), in February 1996 of a second $18.7 million contract from TACOM, and in April 1996, of an additional contract from the General Services Administration with an estimated value of approximately $25 million. The expansion is estimated to cost approximately $300,000 and is anticipated to be completed in the second quarter of 1996.

RESULTS OF TRAILER MANUFACTURING OPERATIONS

     The discussion of results of operations that follows reflects the results of Kalyn,

RailAmerica Financial Services ("RFS") and RailAmerica Equipment Corporation for the three month periods ended March 31, 1996 and the results of Kalyn and RFS for the three month period ended March 31, 1995.

     The following table sets forth the income and expense items for the three months ended March 31, 1996 and 1995 and the percentage relationship of income and expense items to net sales for the periods indicated:


                                     For the Three Months Ended
                                -------------------------------------
                                March 31, 1996         March 31, 1995
                              -------------------     ------------------
Net sales                     $3,470,348    100.0%    $4,320,549   100.0%

Cost of goods sold             2,706,843     78.0%     3,231,994    74.8%
                              ----------              ----------

Gross profit                     763,505     22.0%     1,088,555    25.2%

Selling, general and
 administrative expenses         404,339     11.7%       390,226     9.0%
                              ----------              ----------

Income from operations           359,166     10.3%       698,329    16.2%

Other expenses (net)             (98,313)     2.8%      (119,132)    2.8%
                              ----------              ----------

Net Income Before Taxes       $  260,853      7.5%    $  579,197    13.4%
                              ==========              ==========


     NET SALES. Net sales consist of trailers sales, part sales and repair income. Trailer sales represent approximately 96% of the net sales in both 1996 and 1995. Kalyn sold 141 trailers for the three months ended March 31, 1996 and 237 trailers for the three months ended March 31, 1995. The average price per trailer sold was $24,432 for the three months ended March 31, 1996 and $18,197 for the three months ended March 31, 1995. Sales to governmental agencies represented 16.5% and 19.6% of Kalyn's net sales for the three months ended March 31, 1996 and 1995, respectively. During the first quarter of 1996, Kalyn was in the process of building 5 proto-type trailers in connection with the October 1995 TACOM $27 million contract. The sale of these trailers for approximately $850,000 will be recognized upon completion of inspection and testing by TACOM, which management expects to occur in the fourth quarter of 1996. Full production under the contract will begin immediately after acceptance by TACOM of the proto-type trailers. The decrease in sales for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995 was partially due the above contract work as well as the federal government budget impasse which resulted in a suspension of new trailer orders from the government and a slowdown in commercial orders during the fourth quarter of 1995. Commercial orders have increased during the first quarter of 1996. Kalyn's backlog of orders was approximately $10.9 million as of March 31, 1996 compared to $7.0 million at March 31, 1995.

     COST OF GOODS SOLD. Cost of goods sold was 78.0% of net sales for the three months ended March 31, 1996 compared to 74.8% for the three months ended March 31, 1995. The decrease was partially due to the fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of the sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a lower cost per unit produced. Historically, commercial sales have had a higher cost of sale and lower gross profit margin than government sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as sales increase and a larger percentage of sales are to government agencies based upon the new contracts that were received during the fourth quarter of 1995 and first quarter of 1996.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased $14,113 to 11.7% of net sales during the three months ended March 31, 1996 compared to 9.0% of net sales for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

     As of March 31, 1996, the Company had working capital of $4.1 million compared to working capital of $3.0 million as of December 31, 1995. Cash on hand as of March 31, 1996 was $1.5 million compared to $3.5 million as of December 31, 1995. The decrease in cash from December 31, 1995 to March 31, 1996 is due primarily to the payoff of $1,666,665 of subordinated notes payable. The Company's cash flows from operations have been historically sufficient, and are currently sufficient to meet its ongoing operating requirements, excluding certain capital requirements for property, plant and equipment which, from time to time, have been funded through additional financing, and to satisfy the Company's debt service requirements.

     The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, including anticipated capital expenditures for the upgrading of existing rail lines of approximately $1,000,000 during this period and purchases of tractors and trailers for Steel City Carriers of approximately $500,000. The Company, with its present subsidiaries, does not expect any other significant capital expenditures over the next twelve months.

     Kalyn's plant is currently operating one shift, although the Company believes manufacturing capacity can be increased by adding a partial second shift. As a consequence of significant increases in sales order volume during 1995 Kalyn expanded its manufacturing facility to partially address this increased demand by adding 15,000 sq. ft. of manufacturing space upon land that Kalyn owns. This expansion cost approximately $100,000 and was funded out of operating cash flow and required no outside financing.

     During late 1995, Kalyn began construction of an additional 16,000 sq. ft. addition to its manufacturing facility upon land that it owns. This expansion was necessitated by Kalyn's receipt in October 1995 of a $27 million contract with TACOM. The expansion is estimated to cost approximately $300,000 and will be funded through operating cash flow and advance payments from TACOM.

     Management believes that the capital resources available to the Company will be sufficient to meet the needs of the Company on a long-term basis, excluding acquisition requirements. Because the Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses, the Company will, most likely, require additional equity and/or debt capital in order to consummate a significant acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. However, the Company has recently entered into a letter of intent with a large investment banking firm to raise up to $15 million of new equity or subordinated debt financing. The Company's $15 million revolving line of credit allows acquisition advances of up to $10 million for such acquisitions. The Company has drawn down $4.25 million of these advances to fund its acquisition of substantially all of the assets of the Seagraves, Whiteface and Lubbock Railroad and the Floydada and Plainview Railroad Company on November 1, 1995.

     SELECT BALANCE SHEET AND CASH FLOW ITEMS - COMBINED OPERATIONS

     Current assets decreased from $10.0 million as of December 31, 1995 to $9.5 million as of March 31, 1996. Current liabilities decreased from $6.9 million as of December 31, 1995 to $5.4 million as of March 31, 1996. The decrease in current assets and current liabilities was due primarily to the payoff of approximately $1.7 million of short-term subordinated notes which matured in January 1996.

     Property, plant and equipment increased by $2.4 million during 1996 primarily due to improvements made to the Company's various rail lines, Kalyn's new plant construction and acquisition of transportation equipment for the motor carrier segment, less current period depreciation.

     Other assets as of March 31, 1996 were $4.7 million and consisted of excess of cost over net assets of companies acquired of $3.0 million, deferred loan costs of $0.6 million, deferred acquisition and other costs of $0.5 million, and deposits and other of $0.6 million.

     The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for SCTR, Kalyn, Steel City, DRI, WTLR and PTC. Certain of this indebtedness has been refinanced effective September 29, 1995 by a $15 million revolving line of credit ("Revolver") with National Bank of Canada. The new Revolver has a three year maturity and bears interest at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Company refinanced approximately $7.1 million of debt including debt used to acquire Kalyn and Steel City with the Revolver. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, Saginaw Valley Railway Company, RIS, Steel City Carriers and WTLR. As of March 31, 1996, the Company had approximately $0.6 million available under the Revolver.

     The Company's cash used in operating activities was $712,877 for the three month period ended March 31, 1996. The primary components of this were increases in accounts receivable and inventory and income taxes paid offset by the net income for the three month period ended March 31, 1996 plus the non cash items.

     The Company's cash used in investing activities was $1,491,574 for the three months ended March 31, 1996. The primary component was $1,481,478 paid for capital expenditures.

     The Company's cash provided by financing activities was $242,352 for the three months ended March 31, 1996. The primary component of this consisted of the net proceeds from borrowings on the Revolver.

INFLATION

     Inflation in recent years has not had a significant impact on the Company's operations, and it is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its freight rates and trailer prices.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits
     3.1   Amended and Restated Articles of Incorporation of Registrant(10)
     3.2   By-laws of Registrant(1)
     4.2   Class B Warrant(2)
     4.3   Representatives' Warrant(2)
     4.4   Series A Convertible Subordinated Debentures(8)
    10.10  Third Party Agreement, dated December 19, 1990, between HESR and
           TSBY(1)
    10.14  RailAmerica, Inc. 1992 Stock Option Plan(1)+
    10.17 Security Agreement, dated October 30, 1992, between U.S. Concord, Inc. and HESR(3)
    10.18 Equipment Finance Lease, dated March 8, 1993, among Charter Financial, Inc., the Company, HESR, SGVY and RSC(2)
    10.19 Purchase Money Security Agreement, dated March 8, 1993, as amended, among Charter Financial, Inc., the Company, HESR, SGVY and RSC(2)

    10.21 Purchase Money Loan and Security Agreement, dated April 1993, among Charter Financial, Inc., Tilden Financial Corp., the Company, HESR, SGVY, and RSC(2)
    10.23 Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad Corporation, South Central Tennessee Railroad Company, Inc. and Charter Financial, Inc., dated as of December 31, 1993(5)
    10.24 Lease Agreement between South Central Tennessee Railroad Authority and South Central Tennessee Railroad Company, Inc. dated October 16, 1984(3)
    10.32 Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994(11)
    10.33 Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc. dated February 6, 1995(11)
    10.34 Loan documents in connection with RailAmerica's acquisition of Kalyn/Siebert Incorporated(6)
    10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert Incorporated(6)
    10.36 Loan documents in connection with RailAmerica's acquisition of the assets of Steel City Truck Lines limited(7)
    10.37 Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and Dakota Rail, Inc.(8)
    10.38 Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and RailAmerica, Inc., RailAmerica Services Corporation and Huron and Eastern Railway Company, Inc.(8)
    10.39 Loan Agreement, dated September 29, 1995, by and between RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc. and National Bank of Canada(10)
    10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(9)
    10.41  Employment Agreement between Gary O. Marino and RailAmerica,
           Inc.(10)+
    10.42  Employment Agreement between John H. Marino and RailAmerica,
           Inc.(10)+
    10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino(10)+
    10.44  RailAmerica, Inc. 1995 Stock Incentive Plan(10)+
    10.45  RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(10)
    10.46  RailAmerica, Inc. 1995 Employee Stock Purchase Plan(10)
    10.47  RailAmerica, Inc. Corporate Senior Executive Bonus Plan(10)+
    10.48 Stock Purchase Agreement between Transborder Air Cargo., JLC Container Station, Inc., the undersigned stockholders of the Companies, RailAmerica, Inc. and a subsidiary corporation of RailAmerica, Inc. to be designated at or prior to the Closing(11)
    10.49  Purchase and Sale Agreement dated November 30, 1995, by and between
           CSX

           Transportation, Inc. and Saginaw Valley Railway Company, Inc.(11)
    10.50 Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's Preferred Stock(11)
    10.51 Asset Purchase Agreement dated January 26, 1996 by and between TEMCO Corporation and RailAmerica Equipment Corporation(11)

    11     Computation of Per Share Earnings
    21     Subsidiaries of Registrant(11)
    27     Financial Data Schedule (for SEC use only)
- --------------------

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.

(2) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 3 on Form SB-2 dated November 25, 1994, Registration No. 33-49026.

(3) Incorporated by reference to the same exhibit number filed as part of the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1993.

(4) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 4 on Form SB-2 dated December 14, 1994, Registration No. 33-49026.

(5) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1993, filed with the Securities and Exchange Commission on April 15, 1994.

(6) Incorporated by reference to the same exhibit number filed as a part of the Registrant's Post-Effective Amendment No. 2 on Form SB-2, dated October 17, 1994, Registration No. 33-49026.

(7) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1994, filed with the Securities and exchange Commission on March 30, 1995.

(8) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 9, 1995.

(9) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of November 1, 1995, filed with the Securities and Exchange Commission on November

     3, 1995.

(10) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and exchange Commission on April 12, 1996.

+    Executive Compensation Plan or Arrangement.

     (b)     Reports on Form 8-K.

             A Form 8-KA amending Form 8-K, dated November 1, 1995 was filed on January 12, 1996 to disclose both the financial statements of Seagraves, Whiteface and Lubbock Railroad Company ("SWL") and the Floydada and Plainview Railroad Company ("FPR"), whose assets were acquired by the Company, and the Company's financial statements following the acquisition of substantially all the assets of SWL and FPR. The following is a list of financial statements that were filed:

             (a) Financial Statements of business acquired

                 Unaudited consolidated balance sheet as of March 31, 1995

                 Unaudited consolidated statement of operations and accumulated deficit for the year ended March 31, 1995

                 Unaudited consolidated schedule of direct costs for the year ended March 31, 1995

                 Unaudited consolidated schedule of general and administrative expenses

                 Independent Auditor's Report

                 Consolidated balance sheet as of March 31, 1994

                 Consolidated statement of operations and deficit for the year ended March 31, 1994

                 Consolidated statement of cash flows for the year ended March 31, 1994

                 Notes to consolidated March 31, 1994 financial statements

                 Consolidated schedule of operating expenses for the year ended March 31, 1994

                 Consolidated schedule of general and administrative expenses for the year ended March 31, 1994

                 Unaudited combined balance sheet as of September 30, 1995 and March 31, 1995

                 Unaudited combined statements of income for the six and three months ended September 30, 1995 and 1994


                 Notes to unaudited combined financial statements

             (b) Pro Forma Financial Statements

                 Pro forma consolidated balance sheet as of September 30, 1995

                 Pro forma consolidated statement of income for the nine and six months ended September 30, 1995

                 Pro forma consolidated statement of income for the years ended December 31, 1994 and March 31, 1995

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAILAMERICA, INC.


Date:  May 15, 1996                    By: /s/Gary O. Marino
                                           -----------------------------------
                                       Gary O. Marino, on behalf
                                       of the Company as Chairman,
                                       and as Chief Executive Officer
                                       (Principal Financial Officer)