Form 10QSB
period 1996-06-30
RAILAMERICA INC /DE
filed 1996-08-13
CIK 887637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996
                                                 -------------

                          Commission File No. 0-20618
                                              -------


                               RAILAMERICA, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                                65-0328006
    -------------------------------              ----------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)


           301 Yamato Road, Suite 1190, Boca Raton, Florida 33431
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)


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

Common Stock, par value $.001 - 4,862,910 shares as of August 12, 1996

                       RAILAMERICA, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1996


                                                                                Page No.
                                                                                --------
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Balance Sheets -                                          1
             June 30, 1996 and December 31, 1995

             Consolidated Statements of Income -
             For the six and three months ended
             June 30, 1996 and 1995                                                 2

             Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1996 and 1995                        3

             Notes to Consolidated Financial
             Statements                                                             4

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          7

PART II      OTHER INFORMATION

Item 6       Submission of Matters to a Vote of Security Holders                   20

Item 7       Exhibits and Reports on Form 8-K                                      20

             Signatures

                     RAILAMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 1996 and December 31, 1995
                                 (Unaudited)


                                                                               1996           1995
                                                                           ------------   ------------
                                               ASSETS
Current assets:
  Cash                                                                     $  1,371,333   $  3,488,866
  Restricted cash                                                               175,000        175,000
  Accounts receivable                                                         3,655,459      2,194,828
  Inventories                                                                 3,265,278      3,360,838
  Other current assets                                                          529,859        415,870
  Deferred income taxes                                                         329,000        329,000
                                                                           ------------   ------------
        Total current assets                                                  9,325,929      9,964,402

Property, plant and equipment, net                                           28,823,854     25,547,541

Other, net                                                                    1,997,728      1,519,827

Excess of cost over net assets of companies acquired, net                     2,954,484      3,032,192
                                                                           ------------   ------------
        Total assets                                                       $ 43,101,995   $ 40,063,962
                                                                           ============   ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                     $  1,222,456   $    969,929
  Current maturities of subordinated debt                                       212,392      1,879,057
  Accounts payable                                                            2,330,992      2,093,740
  Income taxes payable                                                          160,788        560,788
  Accrued expenses                                                            1,245,000      1,420,227
                                                                           ------------   ------------
        Total current liabilities                                             5,171,628      6,923,741
                                                                           ------------   ------------
Long-term debt, less current maturities                                      21,268,909     17,181,288
                                                                           ------------   ------------
Subordinated debt, less current maturities                                    3,584,078      3,690,274
                                                                           ------------   ------------
Deferred income taxes                                                         3,411,780      3,120,000
                                                                           ------------   ------------
Commitments and contingent liabilities                                            -              -
Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized;
   4,862,910 issued and 4,652,910 outstanding at June 30, 1996 and
   4,848,991 issued and 4,658,991 outstanding at December 31, 1995                4,863          4,849
  Additional paid-in capital                                                  7,647,853      7,599,313
  Retained earnings                                                           2,978,011      2,439,895
  Cumulative translation adjustment                                              71,629         70,355
  Less treasury stock (210,000 and190,000 shares at cost, respectively)      (1,036,756)      (965,753)
                                                                           ------------   ------------
        Total stockholders' equity                                            9,665,600      9,148,659
                                                                           ------------   ------------
                                                                           $ 43,101,995   $ 40,063,962
                                                                           ============   ============



  The accompanying notes are an integral part of the consolidated financial statements.
                                      1

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           For the six and three months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                             Three months ended June 30,          Six months ended June 30,
                                                            ------------------------------      -----------------------------
                                                                1996              1995              1996             1995
                                                            ------------      ------------      ------------     ------------
Revenues:
  Transportation revenue - railroads and distribution       $  2,095,948      $  1,332,564      $  4,762,528     $  2,937,926
  Transportation revenue - motor carrier                       1,912,661         1,449,055         3,631,452        2,170,268
  Manufacturing revenue                                        4,688,006         5,096,175         8,141,220        9,416,724
  Other                                                          744,892           115,312           841,876          133,466
                                                            ------------      ------------      ------------     ------------
                                                               9,441,507         7,993,106        17,377,076       14,658,384
                                                            ------------      ------------      ------------     ------------
Operating expenses:
  Transportation expenses - railroads and distribution         1,257,491           908,192         2,552,909        1,776,283
  Transportation expenses - motor carrier                      1,837,023         1,294,162         3,504,162        1,932,197
  Cost of goods sold - manufacturing                           3,714,818         3,990,546         6,421,661        7,222,540
  Selling, general and administrative                          1,575,224         1,305,002         3,030,786        2,337,027
                                                            ------------      ------------      ------------     ------------
                                                               8,384,556         7,497,902        15,509,518       13,268,047
                                                            ------------      ------------      ------------     ------------

        Operating income                                       1,056,951           495,204         1,867,558        1,390,337
                                                            ------------      ------------      ------------     ------------
Other income (expense):
  Interest expense                                              (520,249)         (331,009)         (973,989)        (647,034)
  Other, net                                                     (19,392)          291,100           (40,058)         397,543
                                                            ------------      ------------      ------------     ------------
                                                                (539,641)          (39,909)       (1,014,047)        (249,491)
                                                            ------------      ------------      ------------     ------------

        Income before income taxes                               517,310           455,295           853,511        1,140,846

 Provision for income taxes                                      191,000           158,000           315,394          413,000
                                                            ------------      ------------      ------------     ------------
        Net income                                          $    326,310      $    297,295      $    538,117     $    727,846
                                                            ============      ============      ============     ============

=============================================================================================================================

Net earnings attributable to common shares and
    dilutive common share equivalents (for primary)         $    383,452      $    351,734      $    652,400     $    891,947
                                                            ============      ============      ============     ============
Earnings per common share and dilutive common
    share equivalents:
    Primary                                                 $       0.07      $       0.06      $       0.12     $       0.14
                                                            ============      ============      ============     ============

    Fully Diluted                                           $       0.07      $       0.05      $       0.11     $       0.14
                                                            ============      ============      ============     ============
Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                    5,665,998         6,233,270         5,664,208        6,223,767
                                                            ============      ============      ============     ============

    Fully Diluted                                              6,475,399         6,677,715         6,473,609        6,668,211
                                                            ============      ============      ============     ============



  The accompanying notes are an integral part of the consolidated financial statements.

                     RAILAMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1996 and 1995
                                 (Unaudited)




                                                                     1996            1995
                                                                  -----------    -------------
Cash flows from operating activities:
  Net income                                                      $   538,117    $     727,846
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                 1,030,200          778,842
      Gain on sale of properties                                     (605,545)         (73,445)
      Employee stock grants                                            48,554           15,821
      Deferred income taxes                                           291,780          359,000
      Changes in operating assets and liabilities:
        Accounts receivable                                        (1,460,631)        (489,978)
        Inventories                                                    95,560         (741,889)
        Other current assets                                         (101,258)        (257,865)
        Note receivable                                                 -               15,121
        Accounts payable                                              237,252          483,899
        Income taxes payable                                         (400,000)          -
        Accrued liabilities                                          (175,227)         (26,982)
        Deposits and other                                            (64,429)        (120,252)
                                                                  -----------    -------------
          Net cash (used in)  provided by operating activities       (565,627)         670,118
                                                                  -----------    -------------
Cash flows from investing activities:
  Purchase of property, plant  and equipment                       (3,267,213)        (867,019)
  Proceeds from sale of properties                                    937,702           75,000
  Acquisition of Steel City                                             -             (993,423)
  Deferred acquisition costs and other                               (295,511)        (111,860)
                                                                  -----------    -------------
          Net cash used in investing activities                    (2,625,022)      (1,897,302)
                                                                  -----------    -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                          6,793,680       14,428,738
  Principal payments on debt                                       (5,643,574)     (12,186,839)
  Sale of common stock                                                  -            2,392,551
  Purchase of treasury stock                                          (71,003)        (965,390)
  Decrease in restricted cash                                           -              157,500
  Deferred loan costs                                                  (5,987)        (217,060)
                                                                  -----------    -------------
          Net cash provided by financing activities                 1,073,116        3,609,500
                                                                  -----------    -------------
Net (decrease) increase in cash                                    (2,117,533)       2,382,316

Cash, beginning of period                                           3,488,866          470,214
                                                                  -----------    -------------

Cash, end of period                                               $ 1,371,333    $   2,852,530
                                                                  ===========    =============




  The accompanying notes are an integral part of the consolidated financial statements.
                                      3

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

         In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six and three months ended June 30, 1996 and 1995.

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

2        EARNINGS PER SHARE:

         For the six and three months ended June 30, 1996 and 1995, primary earnings per common share was computed on net income increased by pro forma reductions in interest expense resulting from the assumed exercise of warrants, options and conversion of redeemable convertible preferred stock for the periods outstanding, and the resulting assumed reduction of outstanding indebtedness, divided by the weighted average number of common and common equivalent shares outstanding during the period under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3        INVENTORIES:

         Inventories consist of the following as of June 30, 1996 and December 31, 1995:

                                                                         1996                1995
                                                                    --------------      --------------
           Raw materials                                             $  1,729,114         $  1,737,683
           Work in process                                                837,152              642,265
           Finished goods                                                 552,085              771,842
           Replacement or repair parts for equipment
                    and road property                                     497,146              209,048
                                                                     ------------         ------------
                                                                        3,615,497            3,360,838
           Less, customer advances related to materials                   350,219              -
                                                                     ------------         ------------
           Inventories in excess of contract advances                $  3,265,278         $  3,360,838
                                                                     ============         ============

4        PROPERTY, PLANT AND EQUIPMENT:

         On June 30, 1996, the Company acquired approximately 40 miles of rail line in the state of Indiana. The purchase price including costs was approximately $1.1 million. The Company simultaneously sold for cash approximately 22 miles of the rail line to an unrelated party and sold a car repair shop which was on the line to another unrelated party. The combined gain on sale of these two properties was approximately $582,000 and is included on the consolidated statements of income as other revenue. The Company continues to own the remaining 18 miles of rail line and operates the 22 miles pursuant to an operating agreement through a newly formed subsidiary, Evansville Terminal Company ("ETC").

5        FINANCING:

         On March 15, 1996, the Company purchased 100 railroad tank cars for a purchase price of approximately $1.25 million. Substantially all of the cars are leased. The purchase was financed through a note payable with First Union Commercial Corporation. The financing consisted of a $1.25 million term loan collateralized by the acquired railroad cars. The term loan matures March 2003 bears interest at 8.3% and calls for 84 equal monthly installments inclusive of principal and interest of $16,441 with a payment at maturity of $375,000.

         During February 1996, the Company entered into a term loan for purchase of equipment in the principal amount of $167,181 maturing February 2001. The loan agreement calls for 60 monthly installments beginning in March 1996 and bears interest at 7.5%.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5        FINANCING, continued:

         During July 1996, the Company entered into a term loan for purchase of equipment in the principal amount of $772,370 maturing July 1, 2001. The loan agreement calls for 60 monthly installments beginning in August 1996 and bears interest at 10.06%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a multimodal transportation company that historically has acquired and developed shortline railroads formed primarily through the acquisition of light density rail lines from larger railroads. In 1995, the Company expanded its operations in the transportation industry through its acquisition of Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of a broad range of truck trailers, located in Gatesville, Texas and the purchase of substantially all of the assets of Steel City Truck Lines, Limited ("Steel City"), a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. The acquisitions resulted in the establishment of the Company's trailer manufacturing operations and motor carrier operations and substantially increased the Company's assets, liabilities, revenue and expenses.

         The Company's objectives are to foster growth of its existing subsidiaries and to create a diversified transportation company by acquiring additional railroads and other transportation-related companies. Examples of this strategy are the acquisitions of all of the issued and outstanding stock of Prairie Holding Corporation ("PHC") which owns Dakota Rail, Inc. ("DRI"), a shortline railroad headquartered in Hutchinson, Minnesota, effective September 1, 1995 and the purchase of substantially all of the assets and business of the Seagraves, Whiteface and Lubbock Railroad Company and the Floydada and Plainview Railroad Company, effective November 1, 1995. The Company also intends to expand into other transportation-related areas through selective acquisitions.

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

         Set forth below is a discussion of the results of operations for the Company's railroad and distribution operations, motor carrier operations and the trailer manufacturing operations. The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. The Company feels that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by $223,663 (or 24.9%) to $1,121,924 in the six month period ended June 30, 1996 compared to $898,261 for the prior year period. The increase was related to the additional costs incurred to manage the new subsidiaries acquired or formed during 1995 including Steel City, DRI, RailAmerica Intermodal Services ("RIS"), West Texas and Lubbock Railroad Company ("WTLR"), RailAmerica Equipment Corporation ("REC") and Plainview Terminal Company ("PTC").

RAILROAD AND DISTRIBUTION OPERATIONS

         The Company's railroad subsidiaries operated approximately 493 miles of rail line as of June 30, 1996. Currently, these consist of: (i) 136 miles of which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania;
(v) ten miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating and will ultimately purchase pursuant to a contract for deed from the State of Minnesota, effective September 1, 1995; (vii) 113 miles of rail line and 4 miles of trackage rights in West Texas, purchased as of November 1, 1995 and; (viii) 40 miles of rail line in the State of Indiana, 18 miles of which it owns and 22 miles of which it operates under an operating agreement.

         The Company provides local rail freight services for its customers providing access to the nation's rail system for shipment of products both domestically and internationally. The Company hauls varied products for its customers corresponding to the local markets it serves. The Company's traffic base in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's traffic base in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's traffic base in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's traffic base in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's traffic base in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's traffic base in Indiana consists of agricultural commodities and plastics.

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

RESULTS OF RAILROAD AND DISTRIBUTION OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad and Distribution Operations for the six and three months ended June 30, 1996 and June 30, 1995. Effective September 1, 1995 and November 1, 1995, the Company acquired DRI and WTLR, respectively. As a result, the results of operations for the six and three month periods ended June 30, 1996 are not comparable to the prior year periods in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         REVENUES. The table below compares the Company's revenues for its railroad and distribution operations for the periods shown.


                                                             For the Six Months Ended
                                        -------------------------------------------------------------
                                               June 30, 1996                     June 30, 1995
                                        --------------------------        ---------------------------
                                           Gross         % Change           Gross            % Change
                                          Revenues       From 1995         Revenues          From 1994
                                         ---------       ---------        ---------          ---------
 Transportation Revenue                   $4,762,528       62.1%          $ 2,937,926           28.3%

 Other Revenue                               732,607      511.5%              119,813           37.1%
                                          ----------                      -----------

 Total Revenue                            $5,495,135       79.7%          $ 3,057,739           28.7%
                                          ==========                      ===========


         TRANSPORTATION REVENUES. Transportation revenues for the six month period ended June 30, 1996 increased approximately $1.8 million (or 62.1%) compared to the prior year period primarily due to the acquisitions of WTLR and DRI, which contributed $916,312 and $324,963, respectively, and increases in Michigan and Tennessee transportation revenue of $215,228 and $368,398 resulting from increased carloadings and freight rates. The net increase in total revenues for the six month period was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload increased from $357 to $411 per car due to increased rates and divisions of revenue with connecting carriers. Carloads handled totaled 11,419 for the six months ended June 30, 1996, an increase of 3,180 (or 38.6%) compared to 8,239 carloads in the prior year period. The increase was primarily the result of the acquisitions of the two new Texas railroads (WTLR and PTC) and DRI which handled 2,317 and 404 carloads, respectively, for the six month period ended June 30, 1996. In addition, Michigan and Tennessee carloads increased 440 and 188, respectively.

         OTHER REVENUES. Other revenues increased by $612,794 for the six months ended June

30, 1996 compared to the prior year period. Other revenues for the six months ended June 30, 1996 consisted primarily of a gain on the sale of 22 miles of rail line and a car repair shop in the State of Indiana. The gain on the sale was approximately $582,000. Additionally, other revenue for the six months ended June 30, 1996 and other revenue for the six months ended June 30, 1995 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.


                                                            For the Six Months Ended
                                                    ----------------------------------------
                                                 June 30, 1996                      June 30, 1995
                                                 -------------                      -------------
                                                             % Change                             % Change
                                           Expenses         From 1995          Expenses          From 1994
                                          ----------        ---------         ---------          ---------
 Maintenance of way                      $    890,361         51.9%          $   586,298           39.5%

 Maintenance of equipment                     441,680         57.3%              280,866           32.3%

 Transportation                             1,026,754         31.6%              780,289           34.1%

 Equipment rental                             194,114         50.6%              128,830           (4.6%)

 Selling, general and
 administrative                               647,780         49.7%              432,710           69.7%
                                         ------------                        -----------

 Total operating expenses                $  3,200,689         44.9%          $ 2,208,993           37.7%
                                         ============                        ===========

         OPERATING EXPENSES. Operating expenses were $3.2 million for the six month period ended June 30, 1996, an increase of $1.0 million (or 44.9%) compared to operating expenses of $2.2 million for the prior year period. Maintenance of way expenses increased $304,063 (or 51.9%) for the six month period primarily due to the addition of WTLR and DRI maintenance of way expenses and increased depreciation expense. Maintenance of equipment expenses increased $160,814 (or 57.3%) primarily due to the addition of WTLR and DRI expenses. Transportation expense increased by $246,465 (or 31.6%) compared to the 1995 period, primarily due to the addition of WTLR and DRI transportation expense. Equipment rental increased by $65,284 (or 50.6%) for the six month period, primarily due to an increase in car hire expense in Tennessee based upon the increase in carloadings. Selling, general and administrative expenses increased by $215,070 (or 49.7%) compared to the 1995 six month period primarily due to the addition of WTLR and DRI expenses.

         Operating expenses, as a percentage of transportation revenue, were 67.2% and 75.2% for the six months ended June 30, 1996 and 1995, respectively, as a result of the reasons discussed above. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at their current level, exclusive of seasonal fluctuations.

         OTHER INCOME (EXPENSES).   Interest expense was $534,472 for the six
months ended June 30, 1996, which amount is approximately 68.0% higher than the interest expense for the prior year period. Such increase was primarily due to the financing of the WTLR and DRI acquisitions. The increase in interest expense was partially offset by decreased interest rates on certain of the debt. Other, net of $925 for the six months ended June 30, 1996 decreased from $367,248 in the prior year period. The decrease was primarily due to income derived from the reversal of certain accrued liabilities in 1995.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

         REVENUES. The table below compares the Company's revenues for its railroad and distribution operations for the periods shown.

                                                            For the Three Months Ended
                                              ---------------------------------------------------------
                                                  June 30, 1996                      June 30, 1995
                                              ---------------------             ------------------------
                                              Gross           % Change         Gross            % Change
                                             Revenues         From 1995       Revenues          From 1994
                                           -----------        ---------      ----------         ---------
 Transportation Revenue                    $ 2,095,949           57.3%       $ 1,332,564          13.1%

 Other Revenue                                 652,756          542.1%           101,659          98.3%
                                           -----------                       -----------

 Total Revenue                             $ 2,748,705           91.7%       $ 1,434,223          16.6%
                                           ===========                       ===========

         TRANSPORTATION REVENUES. Transportation revenues for the three month period ended June 30, 1996 increased $763,385 (or 57.3%) compared to the prior year period primarily due to the acquisitions of WTLR and DRI, which contributed $322,127 and $157,893, respectively, and an increase in Tennessee transportation revenue of $267,217 resulting from increased carloadings and freight rates. The net increase in total revenues for the three month period was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload increased from $330 to $422 per car due to increased rates and divisions of revenue with connecting carriers. Carloads handled totaled 4,853 for the three months ended June 30, 1996, an increase of 815 (or 20.2%) compared to 4,038 carloads in the prior year period. The increase was primarily the result of the acquisitions of the two new Texas railroads (WTLR and PTC) and DRI which handled 794 and 189 carloads, respectively, for the three month period ended June 30, 1996. In addition, Tennessee carloads increased 67 for the three months ended June 30, 1996 compared to the prior year period.

         OTHER REVENUES. Other revenues increased by $551,097 for the three months ended June 30, 1996 compared to the prior year period. Other revenues for the three months ended June 30, 1996 consisted primarily of a gain on the sale of 22 miles of rail line and a car repair shop in the State of Indiana. The gain on the sale was approximately $582,000. Additionally, other revenue for the three months ended June 30, 1996 and other revenue for the three months ended June 30, 1995 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.

                                                           For the Three Months Ended
                                                    ------------------------------------------
                                                June 30, 1996                      June 30, 1995
                                                -------------                      -------------
                                                            % Change                             % Change
                                           Expenses         From 1995          Expenses          From 1994
                                           --------         ---------          --------          ---------
 Maintenance of way                      $   407,290          38.2%          $   294,658            46.5%

 Maintenance of equipment                    211,642          39.4%              151,781            29.2%

 Transportation                              458,653          39.2%              329,559             8.4%

 Equipment rental                            179,906          36.1%              132,194            60.5%

 Selling, general and
 administrative                              322,637          44.5%              223,330           103.5%
                                         -----------                         -----------

 Total operating expenses                $ 1,580,128          39.6%          $ 1,131,522            38.9%
                                         ===========                         ===========

         OPERATING EXPENSES. Operating expenses were approximately $1.6 million for the three month period ended June 30, 1996, an increase of $448,606 (or 39.6%) compared to operating expenses of approximately $1.1 million for the prior year period. Maintenance of way expenses increased $112,632 (or 38.2%) for the three month period primarily due to the addition of WTLR and DRI maintenance of way expenses and increased depreciation expense. Maintenance of equipment expenses increased $59,821 (or 39.4%) primarily due to the addition of WTLR and DRI expenses. Transportation expense increased by $129,094 (or 39.2%) compared to the 1995 period, primarily due to the addition of WTLR and DRI transportation expense. Equipment rental increased by $47,712 (or 36.1%) for the three month period, primarily due to an increase in car hire expense in Tennessee based upon the increase in carloadings. Selling, general and administrative expenses increased by $99,307 (or 44.5%) compared to the 1995 three month period primarily due to the addition of WTLR and DRI expenses.

         Operating expenses, as a percentage of transportation revenue, were 75.4% and 84.9% for the three months ended June 30, 1996 and 1995, respectively.

         OTHER INCOME (EXPENSE). Interest expense was $266,875 for the three months ended June 30, 1996, which amount is approximately 64.2% higher than the interest expense in the prior year period. Such increase was primarily due to the financing of the WTLR and DRI acquisitions. The increase in interest expense was partially offset by decreased interest rates on certain of the debt. Other, net for the three months ended June 30, 1996 decreased $254,393 from the prior year period. The decrease was due to income derived from the reversal of certain accrued liabilities in 1995.

MOTOR CARRIER OPERATIONS

         On February 10, 1995, the Company completed the purchase of substantially all of the assets of Steel City, a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Steel City operates a fleet of approximately 140 tractors and trailers, and currently serves more than 75 customers in the steel, paper and lumber industries by transporting a broad variety of products within Canada and between Canada and the United States, particularly Michigan, Ohio, Indiana, New York and Wisconsin. The Company acquired and has continued to expand the operations of Steel City through its Canadian subsidiary Steel City Carriers.

         The Company entered into its first intermodal contract in the fourth quarter of 1995 and began operations under the contract in November 1995 through its subsidiary RIS. In the first half of 1996 RIS, obtained several additional contracts and expanded its operations.

RESULTS OF MOTOR CARRIER OPERATIONS

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS for the six months ended June 30, 1996 and the period from February 10, 1995 to June 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                           For the Six Months Ended
                                                      ------------------------------------
                                               June 30, 1996                      June 30, 1995
                                               -------------                      -------------
Transportation revenue                      $ 3,631,452    100.0%             $  2,170,268    100.0%
                                            -----------                       ------------

Direct operating expenses                     3,347,661     92.2%                1,847,203     85.1%

Depreciation expense                            156,501      4.3%                   84,994      3.9%

Selling, general and administrative
    expenses                                    350,277      9.6%                  203,873      9.4%
                                            -----------                       ------------

Total expenses                                3,854,439    106.1%                2,136,070     98.4%
                                            -----------                       ------------

Operating income (loss)                        (222,987)    (6.1%)                  34,198      1.6%

Other expenses (net)                           (113,844)    (3.1%)                 (64,803)    (3.0%)
                                            -----------                       ------------

Net income (loss)                           $  (336,831)    (9.3%)            $    (30,605)    (1.4%)
                                            ===========                       ============


         TRANSPORTATION REVENUE - Transportation revenue for the six month period ended June 30, 1996 increased approximately $1.5 million (or 67.3%) compared to the prior year. The increase was primarily due to the acquisition of Steel City effective February 10, 1995. The 1995 period consisted of only 140 days versus 182 days in 1996. In addition, RIS began shipping during the fourth quarter of 1995. RIS had transportation revenue of $181,286 for the six months ended June 30, 1996.

         Management anticipates that transportation revenue will be positively effected in the last six months of 1996 for both Steel City Carriers and RIS as a result of transportation contracts recently executed with new customers, increased marketing activity and improved weather conditions.

         DIRECT OPERATING EXPENSES - Direct operating expenses were 92.2% of transportation revenue for the six months ended June 30, 1996 compared to 85.1% for the prior year period. The increase was due to increased equipment maintenance and repairs, a significant increase in fuel costs from 1995 to 1996 and the unusually extreme winter weather in 1996. The extreme winter weather caused many roads in Ontario and the northern United States to be closed for extended periods of time, resulting in lost revenue and increased costs to Steel City Carriers as a percentage of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses remained fairly constant as a percentage of transportation revenue for the six months ended June 30, 1996 compared to the prior year period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                          For the Three Months Ended
                                                       ----------------------------------
                                                June 30, 1996                     June 30, 1995
                                                -------------                     -------------
Transportation revenue                      $ 1,912,661    100.0%             $  1,449,055    100.0%
                                            -----------                       ------------

Direct operating expenses                     1,755,713     91.8%                1,248,215     86.1%

Depreciation expense                             81,310      4.3%                   45,947      3.2%

Selling, general and administrative
    expenses                                    174,435      9.1%                  144,064      9.9%
                                            -----------                       ------------

Total expenses                                2,011,458    105.2%                1,438,226     99.3%
                                            -----------                       ------------

Operating income (loss)                         (98,797)    (5.2%)                  10,829      0.7%

Other expenses (net)                            (64,922)    (3.4%)                 (40,353)    (2.8%)
                                            -----------                       ------------

Net (loss)                                  $  (163,719)    (8.6%)            $    (29,524)    (2.0%)
                                            ===========                       ============

         TRANSPORTATION REVENUE - Transportation revenues for the three month period ended June 30, 1996 increased $463,606 (or 32.0%) compared to the prior year. The increase was primarily due to the increase in miles driven by Steel City from 1995 to 1996 and the inclusion of RIS operations in 1996. RIS had transportation revenue of $82,470 for the three months ended June 30, 1996.

         DIRECT OPERATING EXPENSES - Direct operating expenses were 91.8% of transportation revenue for the three months ended June 30, 1996 compared to 86.1% for the prior year period. The increase was due to increased equipment maintenance and repairs and increased fuel prices.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses remained fairly constant for the three months ended June 30, 1996 compared to the prior year period.

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

         Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn's plant is currently operating one shift, although the Company believes manufacturing capacity can be increased by adding a partial second shift. As a consequence of significant increases in sales order volume, during 1995 Kalyn expanded its manufacturing facility to partially address this increased demand by adding 15,000 sq. ft. of manufacturing space upon land that Kalyn owns. Kalyn recently completed construction of an additional 16,000 sq. ft. expansion of its manufacturing facility upon land that it owns. This expansion was necessitated by Kalyn's receipt in October 1995 of a $27 million contract from the U.S. Army Tank Automotive Command ("TACOM"), and in February 1996, a second $18.7 million contract from TACOM, and in April 1996, of an additional contract from the General Services Administration with an estimated value of approximately $25 million. The total expansion cost approximately $400,000 and was completed in the second quarter of 1996.

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn, RailAmerica Financial Services ("RFS") and RailAmerica Equipment Corporation for the six and three months ended June 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         The following table sets forth the income and expense items for the six months ended June 30, 1996 and 1995 and the percentage relationship of income and expense items to net sales for the periods indicated:


                                                             For the Six Months Ended
                                                         ---------------------------------
                                                 June 30, 1996                     June 30, 1995
                                                 -------------                     -------------
Net sales                                   $ 8,141,220
                                                           100.0%              $ 9,416,724    100.0%

Cost of goods sold                            6,421,661     78.9%                7,222,540     76.7%
                                            -----------                        -----------

Gross profit                                  1,719,559     21.1%                2,194,184     23.3%

Selling, general and
  administrative expenses                       801,536      9.8%                  788,530      8.4%
                                            -----------                        -----------

Income from operations                          918,023     11.3%                1,405,654     14.9%

Other expenses (net)                           (239,614)     2.9%                 (233,632)     2.5%
                                            -----------                        -----------

Net Income Before Taxes                     $   678,409      8.3%              $ 1,172,022     12.4%
                                            ===========                        ===========


         NET SALES. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 95% of the net sales in both 1996 and 1995. Kalyn sold 299 trailers for the six months ended June 30, 1996 and 476 trailers for the six months ended June 30, 1995. The average price per trailer sold was $25,779 for the six months ended June 30, 1996 and $18,119 for the six months ended June 30, 1995. Sales to governmental agencies represented 18.2% and 26.3% of Kalyn's net sales for the six months ended June 30, 1996 and 1995, respectively. During the first quarter of 1996, Kalyn was in the process of building 5 prototype trailers in connection with the October 1995 TACOM $27 million contract. The sale of these trailers will be recognized upon completion of inspection and testing by TACOM. Full production under the contract will begin immediately after acceptance by TACOM of the prototype trailers. The decrease in sales for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995 was partially due to the above contract work as well as the federal government budget impasse which resulted in a suspension of new trailer orders from the government. Kalyn's backlog of orders for both government and commercial sales was approximately $10.0 million as of June 30, 1996 compared to $ 7.1 million at June 30, 1995.

         COST OF GOODS SOLD. Cost of goods sold was 78.9% of net sales for the six months ended June 30, 1996 compared to 76.7% for the six months ended June 30, 1995. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of the sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as a relatively larger percentage of sales attributable to government agencies based upon the new contracts that were received during the fourth quarter of 1995 and first quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs remained fairly constant during the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         The following table sets forth the income and expense items for the three months ended June 30, 1996 and 1995 and the percentage relationship of income and expense items to net sales for the periods indicated:


                                                            For the Three Months Ended
                                                       ------------------------------------
                                                 June 30, 1996                      June 30, 1995
                                                 -------------                      -------------
Net sales                                   $ 4,688,006    100.0%              $ 5,096,175    100.0%

Cost of goods sold                            3,714,818     79.2%                3,990,546     78.3%
                                            -----------                        -----------

Gross profit                                    973,188     20.8%                1,105,629     21.7%

Selling, general and
  administrative expenses                       414,331      8.8%                  398,304      7.9%
                                            -----------                        -----------

Income from operations                          558,857     12.0%                  707,325     13.8%

Other expenses (net)                           (141,301)     3.0%                 (114,500)     2.2%
                                            -----------                        -----------

Net Income Before Taxes                     $   417,556      9.0%              $   592,825     11.6%
                                            ===========                        ===========


         NET SALES. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 96% of the net sales in both 1996 and 1995. Kalyn sold 158 trailers for the three months ended June 30, 1996 and 239 trailers for the three months ended June 30, 1995.

The average price per trailer sold was $28,406 for the three months ended June 30, 1996 and $20,486 for the three months ended June 30, 1995. Sales to governmental agencies represented 19.3% and 30.2% of Kalyn's net sales for the three months ended June 30, 1996 and 1995, respectively. The decrease in sales for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 was partially due to the federal government budget impasse which resulted in a suspension of new trailer orders from the government.

         COST OF GOODS SOLD. Cost of goods sold was 79.2% of net sales for the three months ended June 30, 1996 compared to 78.3% for the three months ended June 30, 1995. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of the sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs remained fairly constant during the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash used in operating activities was $0.6 million for the six month period ended June 30, 1996. However, approximately $1.5 million and $0.6 million of the cash used in operating activities is attributable to an increase in the Company's accounts receivable and a gain on the sale of property, respectively. The Company's accounts receivable increased from $2.2 million as of December 31, 1995 to $3.7 million as of June 30, 1996 primarily as a result of seasonal factors and timing of certain balances at Kalyn/Siebert, Inc that were collected in July. See the discussion below regarding cash flow from investing activities for more information regarding the cash provided by the Company's sale of property.

         The Company's cash used in investing activities was $2.6 million for the six month period ended June 30, 1996. One of the Company's main uses of cash in the six month period ended June 30, 1996 was for property, plant and equipment. Property, plant and equipment increased by $3.3 million during 1996 primarily due to purchase of 40 miles of rail line in Indiana, improvements made to the Company's various other rail lines, Kalyn's new plant construction, described below, and acquisition of transportation equipment for the motor carrier segment, less current period depreciation. During late 1995, Kalyn began construction of an additional 16,000 sq. ft. addition to its manufacturing facility upon land that it owns. This expansion was necessitated by Kalyn's receipt in October 1995 of a $27 million contract with TACOM. The expansion cost approximately $300,000 and was funded through operating cash flow and advance payments from TACOM. Partially offsetting its cash expenditures for investing activities, the Company generated $937,702 of proceeds from sale of properties.

         The Company's cash provided by financing activities was $1.1 million for the six months ended June 30, 1996. The primary component of this consisted of the net proceeds from borrowings on the Revolver.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for SCTR, Kalyn, Steel City,
DRI, WTLR and PTC.   Certain of this indebtedness has been refinanced effective
September 29, 1995 by a $15 million revolving line of credit ("Revolver") with National Bank of Canada. The Revolver has a three year maturity and bears interest at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, Saginaw Valley Railway Company, RIS, Steel City Carriers and WTLR. As of June 30, 1996, the Company had approximately $0.7 million available under the Revolver.

         As of June 30, 1996, the Company had working capital of $4.2 million compared to working capital of $3.0 million as of December 31, 1995. Cash on hand as of June 30, 1996 was $1.4 million compared to $3.5 million as of December 31, 1995. The decrease in cash from December 31, 1995 to June 30, 1996 is due to the factors discussed above. The Company's cash flows from operations have been historically sufficient, and are currently sufficient to meet its ongoing operating requirements, capital requirements for property, plant and equipment, and to satisfy the Company's interest expense requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, including anticipated capital expenditures for the upgrading of existing rail lines of approximately $1,000,000 during this period and purchases of tractors and trailers for Steel City Carriers of approximately $500,000. The Company, with its present subsidiaries, does not expect any other significant capital expenditures over the next twelve months. To the extent possible, the Company intends to fund its acquisitions of property, plant and equipment to allow its cash flow from operations to be devoted to other uses, including debt service requirements.

         Because the Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses, the Company will, most likely, require additional equity and/or debt capital in order to consummate a significant acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. However, the Company has recently entered into a letter of intent with a large investment banking firm to raise up to $15 million of new subordinated debt financing. The Company's $15 million revolving line of credit allows acquisition advances of up to $10 million for such acquisitions. The Company drew down $4.25 million of these advances to fund its acquisition of substantially all of the assets of the

Seagraves, Whiteface and Lubbock Railroad and the Floydada and Plainview Railroad Company on November 1, 1995.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations, and it is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its freight rates and trailer prices.

PART II.  OTHER INFORMATION

ITEM 6.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 annual meeting on July 24, 1996 at which Donald Redfearn and Charles Swinburn were re-elected and Robert Toia and Douglas Nichols were elected as Directors of the Company. Messrs. Gary Marino, John Marino, John Sullivan and Richard Rampell continued in office as directors after the meeting. At the meeting votes were cast as follows:

                                                                  In Favor          Against     Abstentions
                                                                  --------          -------     -----------
Re-election of Donald Redfearn as Director                        4,261,595            0           103,844
Re-election of Charles Swinburn as Director                       4,261,595            0           103,844
Election of Robert Toia as Director                               4,261,395            0           104,044
Election of Douglas Nichols as Director                           4,261,595            0           103,844

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

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

           10.50 Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's Preferred Stock(11)
           10.51 Asset Purchase Agreement dated January 26, 1996 by and between TEMCO Corporation and RailAmerica Equipment Corporation(11)
           10.52 Agreement of Sale dated July 18, 1996 by and between the Commonwealth's Department of Transportation and Delaware Valley Railway Company, Inc., a wholly owned subsidiary of RailAmerica, Inc.
           10.53 Agreement entered into by and between R. Frank Unger, Trustee of Sagamore National Corporation, Indiana HiRail Corporation and RailAmerica, Inc.

           11      Computation of Per Share Earnings
           21      Subsidiaries of Registrant.  Amended as follows: Evansville
                   Terminal Company was formed June 30, 1996 and became a
                   wholly owned subsidiary of the Company.
           27      Financial Data Schedule (for SEC use only)

____________________

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.

(2) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 3 on Form SB-2 dated November 25, 1994, Registration No. 33-49026.

(3) Incorporated by reference to the same exhibit number filed as part of the Company's annual report on Form 10- KSB, filed with the Securities and Exchange Commission on March 31, 1993.

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

         (b) No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAILAMERICA, INC.


Date:  August 12, 1996                         By: /s/Gary O. Marino
                                                   -----------------------------
                                               Gary O. Marino, on behalf
                                               of the Company as President,
                                               and as Chief Executive Officer
                                               (Principal Financial Officer)