Form 10QSB
period 1996-09-30
RAILAMERICA INC /DE
filed 1996-11-14
CIK 887637

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996
                                              ------------------


                          Commission File No. 0-20618
                                              -------



                              RAILAMERICA, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



            DELAWARE                                 65-0328006
       -------------------                     ----------------------
 (State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)



           301 Yamato Road, Suite 1190, Boca Raton, Florida 33431
       --------------------------------------------------------------
                  (Address of principal executive offices)


                               (407) 994-6015
--------------------------------------------------------------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX   No
   ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 - 6,112,910 shares as of November 14, 1996

                       RAILAMERICA, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1996


                                                                                             Page No.
                                                                                             --------
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Balance Sheets -                                                    1
             September 30, 1996 and December 31, 1995

             Consolidated Statements of Income -
             For the nine and three months ended
             September 30, 1996 and 1995                                                      2

             Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 1996 and 1995                            3

             Notes to Consolidated Financial
             Statements                                                                       4

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                    8

PART II      OTHER INFORMATION


Item 7       Exhibits and Reports on Form 8-K                                                22

             Signatures


                       RAILAMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                                                        September 30,  December 31,
                                                                                            1996          1995
                                                                                        -------------  ------------
                                ASSETS
Current assets:
  Cash                                                                                  $   4,200,410  $  3,488,866
  Restricted cash                                                                             175,000       175,000
  Accounts receivable                                                                       4,513,954     2,194,828
  Inventories                                                                               3,238,651     3,360,838
  Other current assets                                                                        527,957       415,870
  Deferred income taxes                                                                       329,000       329,000
                                                                                        -------------  ------------
        Total current assets                                                               12,984,972     9,964,402

Property, plant and equipment, net                                                         37,263,068    25,547,541

Other, net                                                                                  2,383,999     1,519,827

Excess of cost over net assets of companies acquired, net                                   2,911,599     3,032,192
                                                                                        -------------  ------------
        Total assets                                                                    $  55,543,638  $ 40,063,962
                                                                                        =============  ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                  $   1,538,937  $    969,929
  Current maturities of subordinated debt                                                     212,392     1,879,057
  Accounts payable                                                                          2,629,351     2,093,740
  Income taxes payable                                                                          -           560,788
  Accrued expenses                                                                          1,603,202     1,420,227
                                                                                        -------------  ------------
        Total current liabilities                                                           5,983,882     6,923,741
                                                                                        -------------  ------------
Long-term debt, less current maturities                                                    29,092,536    17,181,288
                                                                                        -------------  ------------
Subordinated debt, less current maturities                                                  3,530,980     3,690,274
                                                                                        -------------  ------------
Deferred income taxes                                                                       3,195,712     3,120,000
                                                                                        -------------  ------------
Commitments and contingent liabilities                                                          -             -
Stockholders' equity:
   Common stock, $.001 par value, 30,000,000 shares authorized;
   6,112,910 issued and 5,875,910 outstanding at September 30, 1996 and
   4,848,991 issued and 4,658,991 outstanding at December 31, 1995                              6,113         4,849
  Additional paid-in capital                                                               11,793,883     7,599,313
  Retained earnings                                                                         3,002,741     2,439,895
  Cumulative translation adjustment                                                            77,060        70,355
  Less treasury stock (237,000 and 190,000 shares at cost, respectively)                   (1,139,269)     (965,753)
                                                                                        -------------  ------------
        Total stockholders' equity                                                         13,740,528     9,148,659
                                                                                        -------------  ------------
                                                                                        $  55,543,638  $ 40,063,962
                                                                                        =============  ============





  The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        For the nine and three months ended September 30, 1996 and 1995
                                  (Unaudited)


                                                             Three months ended September 30,  Nine months ended September 30,
                                                             -------------------------------   -------------------------------
                                                                 1996               1995           1996              1995
                                                             ------------       ------------   -------------     -------------
Operating revenues:
  Transportation - railroad                                  $  1,913,844       $  1,590,515   $   6,676,372     $   4,528,441
  Transportation - motor carrier                                1,849,793          1,543,313       5,481,245         3,713,581
  Manufacturing                                                 3,432,189          5,053,132       1,573,409        14,469,856
  Other                                                           565,972            147,602       1,407,848           281,068
                                                             ------------       ------------   -------------     -------------
                                                                7,761,798          8,334,562      25,138,874        22,992,946
                                                             ------------       ------------   -------------     -------------
Operating expenses:
  Transportation - railroad                                       921,231            798,807       2,994,009         2,223,189
  Transportation  - motor carrier                               1,606,875          1,345,182       4,953,286         3,192,384
  Cost of goods sold - manufacturing                            2,670,683          3,732,409       8,938,913        10,820,836
  Selling, general and administrative                           1,487,461          1,276,095       4,385,665         3,405,957
  Depreciation and amortization                                   517,644            396,123       1,441,539         1,072,706
                                                             ------------       ------------   -------------     -------------
                                                                7,203,894          7,548,616      22,713,412        20,715,072
                                                             ------------       ------------   -------------     -------------
        Operating income                                          557,904            785,946       2,425,462         2,277,874

  Interest expense                                               (574,062)          (390,005)     (1,548,051)       (1,037,039)

  Other income (expense)                                           55,889           (157,390)         15,831           138,562
                                                             ------------       ------------   -------------     -------------

        Income before income taxes                                 39,731            238,551         893,242         1,379,397

 Provision for income taxes                                        15,000             56,000         330,394           469,000
                                                             ------------       ------------   -------------     -------------
        Net income                                           $     24,731       $    182,551   $     562,848     $     910,397
                                                             ============       ============   =============     =============
==============================================================================================================================

Net earnings attributable to common
    shares and dilutive common share
    equivalents (for primary)                                $     24,731       $    252,753   $     562,848     $   1,110,018
                                                             ============       ============   =============     =============
Earnings per common share and dilutive
    common share equivalents:
    Primary                                                  $       0.01       $       0.04   $        0.12     $        0.18
                                                             ============       ============   =============     =============
    Fully Diluted                                            $       0.01       $       0.04   $        0.12     $        0.17
                                                             ============       ============   =============     =============
Weighted average common shares and
    common share equivalents outstanding:
    Primary                                                     4,646,832          6,248,589       4,661,943         6,191,825
                                                             ============       ============   =============     =============
    Fully Diluted                                               4,646,832          7,057,990       4,661,943         6,759,256
                                                             ============       ============   =============     =============



  The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                                                         1996             1995
                                                                                     -----------       -----------
Cash flows from operating activities:
  Net income                                                                         $   562,848       $   910,397
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                    1,556,165         1,363,955
      Gain on sale of properties                                                        (942,190)         (172,686)
      Employee grants                                                                     48,554           137,696
      Deferred income taxes                                                               75,712           282,327
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (2,038,491)          122,247
        Inventories                                                                      122,187          (815,990)
        Other current assets                                                            (103,385)         (177,879)
        Note receivable                                                                    -                15,121
        Accounts payable                                                                 535,611           267,508
        Income taxes payable                                                            (560,788)           -
        Accrued liabilities                                                              182,975           (32,436)
        Deposits and other                                                                  (478)         (107,704)
                                                                                     -----------       -----------
          Net cash (used in)  provided by operating activities                          (561,280)        1,792,556
                                                                                     -----------       -----------
Cash flows from investing activities:
  Purchase of property, plant  and equipment                                          (3,850,280)       (1,742,267)
  Proceeds from sale of properties                                                     1,163,753           244,900
  Acquisition of Steel City                                                                -              (993,423)
  Acquisition of Dakota Rail, Inc. net of cash acquired                                    -            (1,553,614)
  Deferred acquisition costs and other                                                  (471,186)         (277,471)
                                                                                     -----------       -----------
          Net cash used in investing activities                                       (3,157,713)       (4,321,875)
                                                                                     -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                             8,018,838        28,953,322
  Principal payments on debt                                                          (7,551,800)      (25,303,014)
  Sale of common stock                                                                 4,147,280         2,387,051
  Purchase of treasury stock                                                            (173,516)         (965,390)
  Preferred stock dividends paid                                                           -               (50,000)
  Decrease in restricted cash                                                              -               290,000
  Deferred loan costs                                                                    (10,265)         (412,352)
                                                                                     -----------       -----------
          Net cash provided by financing activities                                    4,430,537         4,899,617
                                                                                     -----------       -----------
Net increase in cash                                                                     711,544         2,370,298

Cash, beginning of period                                                              3,488,866           470,214
                                                                                     -----------       -----------
Cash, end of period                                                                  $ 4,200,410       $ 2,840,512
                                                                                     ===========       ===========




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

         In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine and three months ended September 30, 1996 and 1995.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's financial statements contained in the Company's 1995 annual report on Form 10-KSB. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's annual report on Form 10- KSB.

2        EARNINGS PER SHARE:

         For the nine and three months ended September 30, 1996, primary and fully diluted earnings per share were based on the weighted average number of common shares outstanding during the periods. The stock options, warrants and convertible subordinated notes payable outstanding are anti-dilutive and have been excluded from weighted average number of shares outstanding for both primary and fully diluted earnings per share.

         For the nine and three months ended September 30, 1995, primary earnings per common share was computed on net income increased by pro forma reductions in interest expense resulting from the assumed exercise of warrants, options and conversion of redeemable convertible preferred stock for the periods outstanding, and the resulting assumed reduction of outstanding indebtedness, divided by the weighted average number of common and common equivalent shares outstanding during the period under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3        INVENTORIES:

         Inventories consist of the following as of September 30, 1996 and December 31, 1995:

                                                                         1996                1995
                                                                    --------------      --------------
           Raw materials                                            $    2,522,640      $    1,737,683
           Work in process                                                 572,798             642,265
           Finished goods                                                  159,848             771,842
           Replacement or repair parts for equipment
                    and road property                                      580,978             209,048
                                                                    --------------      --------------
                                                                         3,836,264           3,360,838
           Less, customer advances related to materials                    597,613              -
                                                                    --------------      --------------
           Inventories in excess of contract advances               $    3,238,651      $    3,360,838
                                                                    ==============      ==============

4        PROPERTY, PLANT AND EQUIPMENT:

         On June 30, 1996, the Company acquired approximately 40 miles of rail line in the state of Indiana. The purchase price including costs was approximately $1.1 million. The Company simultaneously sold for cash approximately 22 miles of the rail line to an unrelated party and sold a railcar repair shop which was located along the rail line to another unrelated party. The combined gain on sale of these two properties was approximately $582,000 and is included on the consolidated statements of income as other revenue. The Company continues to own the remaining 18 miles of rail line and operates the 22 miles pursuant to an operating agreement through a newly formed subsidiary, Evansville Terminal Company ("ETC").

         On September 6, 1996, the Company, through its newly formed subsidiary, Cascade and Columbia River Railroad Company ("CCRR"), completed the purchase of a 131 mile rail line in north central Washington from Burlington Northern Santa Fe ("BNSF"). The purchase price was $7.8 million in cash. The acquisition was financed through a loan from the National Bank of Canada. The assets acquired consist primarily of land, buildings, track and track materials.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4        PROPERTY, PLANT AND EQUIPMENT, continued

         Property, plant and equipment consist of the following as of September 30, 1996 and December 31, 1995:

                                                                        1996                  1995
                                                                   --------------        --------------
         Land                                                      $    8,951,988        $    5,669,201
         Buildings and improvements                                     3,104,577             2,656,577
         Railroad track and improvements                               17,678,082            11,948,501
         Locomotives, vehicles and other
           equipment                                                   12,366,283             8,880,137
                                                                   --------------        --------------
                                                                       42,100,930            29,154,416
         Less accumulated depreciation                                  4,837,862             3,606,875
                                                                   --------------        --------------
                                                                   $   37,263,068        $   25,547,541
                                                                   ==============        ==============

5        LONG-TERM DEBT:

         On March 15, 1996, the Company purchased 100 railroad tank cars for a purchase price of approximately $1.25 million. Substantially all of the cars are leased. The purchase was financed through a note payable with First Union Commercial Corporation. The financing consisted of a $1.25 million term loan collateralized by the acquired railroad cars. The term loan matures March 2003, bears interest at 8.3% and is repayable in 84 equal monthly installments inclusive of principal and interest of $16,441, plus a balloon payment at maturity of $375,000.

         The aggregate annual maturities of long-term debt are as follows net of discount amortization:

            Twelve Months Ended
               September 30,
               -------------
                    1997                                      $  1,538,937
                    1998                                         1,514,028
                    1999                                         1,858,168
                    2000                                        23,662,011
                    2001                                           637,186
                 Thereafter                                      1,421,143
                                                              ------------
                                                              $ 30,631,473
                                                              ============

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.       STOCKHOLDER' EQUITY

         During the third quarter of 1996, the Company completed the sale of 1,250,000 shares of its common stock at a price of $3.60 per share to accredited investors in a private placement transaction.

7.       SUBSEQUENT EVENTS

         On October 11, 1996 the Company, through its wholly-owned subsidiary Dakota Rail, Inc., completed the purchase of all of the outstanding stock of Otter Tail Valley Railroad, Inc. ("OTVR") for $4.25 million in cash. The acquisition has been accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the fair values at the date of acquisition. The results of OTVR operations will be consolidated with those of the Company commencing October 1, 1996.

         On October 21, 1996, the Company closed on a $10 million increase in its $15 million revolving line of credit with National Bank of Canada. The increased facility will be at an interest rate of 0.5% above prime. The maturity date of the entire $25 million revolver was extended to October 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a multimodal transportation company that historically has acquired and developed shortline railroads formed primarily through the acquisition of light density rail lines from larger railroads. In 1994, the Company expanded its operations in the transportation industry through its acquisition of Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of a broad range of truck trailers, located in Gatesville, Texas and in 1995 through the purchase of substantially all of the assets of Steel City Truck Lines, Limited ("Steel City"), a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. The acquisitions resulted in the establishment of the Company's trailer manufacturing operations and motor carrier operations and substantially increased the Company's assets, liabilities, revenue and expenses.

         The Company's objectives are to foster growth of its existing subsidiaries and to create a diversified transportation company by acquiring additional railroads and other transportation-related companies. Examples of this strategy are the acquisitions of all of the issued and outstanding stock of Otter Tail Valley Railroad Company, Inc. ("OTVR"), a shortline railroad headquartered in Fergus Falls, Minnesota, effective October 1, 1996 and the purchase of a 131 mile rail line in north central Washington from Burlington Northern Santa Fe on September 6, 1996. The Company also intends to expand into other transportation-related areas through selective acquisitions.

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

         Set forth below is a discussion of the results of operations for the Company's railroad operations, motor carrier operations and the trailer manufacturing operations. The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. The Company feels that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $350,000 (or 25.1%) to $1,745,100 in the nine month period ended September 30, 1996 compared to $1,395,376 for the prior year period. The increase was related to the additional costs incurred to manage the new subsidiaries acquired or formed during 1995 and 1996 including Steel City, Dakota Rail, Inc. ("DRI"), RailAmerica Intermodal Services ("RIS"), West Texas and Lubbock Railroad Company ("WTLR"), RailAmerica Equipment Corporation ("REC"), Plainview Terminal Company ("PTC"), Evansville Terminal

Company ("ETC") and Cascade and Columbia River Railroad Company ("CCRR").

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 635 miles of rail line as of September 30, 1996. Currently, these consist of: (i) 136 miles of which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating and will ultimately purchase pursuant to a contract for deed from the State of Minnesota; (vii) 113 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 51 miles of rail line in the State of Indiana, 18 miles of which it owns and 33 miles of which it operates under an operating agreement and;
(ix) 131 miles of rail line which it owns in the State of Washington.

         The Company provides local rail freight services for its customers providing access to the nation's rail system for shipment of products both domestically and internationally. The Company hauls varied products for its customers corresponding to the local markets it serves. The Company's traffic base in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's traffic base in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's traffic base in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's traffic base in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's traffic base in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's traffic base in Indiana consists of agricultural commodities and plastics. The Company's traffic base in Washington consists of woodchips, lumber, minerals, cement and agricultural products.

         In keeping with the general nature of business in its Michigan and Texas areas, agricultural commodities have represented a majority of the Company's annual carloadings. Although the acquisitions of South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company ("DVRC"), DRI, ETC, and CCRR will help to diversify the Company's traffic base and mitigate seasonal fluctuations, the Company believes that, absent additional acquisitions in industrial areas, agricultural commodities will continue to represent the primary component of the Company's rail traffic base. As a result, the Company could be materially and adversely affected by factors such as weather and fluctuations in agricultural commodity prices, that generally affect the agricultural industry. Additionally, sellers of commodities tend to hold shipments if they anticipate price increases for their commodities. This circumstance can cause the Company's results of operations to fluctuate from period to period as a result of fluctuations in the prices of those commodities. Moreover, agricultural commodities are generally shipped from September to May and the Company handles most of its traffic during such periods.

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the nine and three months ended September 30, 1996 and September 30, 1995. Effective September 1, 1995 and November 1, 1995, the Company acquired DRI and WTLR, respectively. Also, effective June 30, 1996 and September 6, 1996, the Company acquired ETC and CCRR, respectively. As a result, the results of operations for the nine and three month periods ended September 30, 1996 are not comparable to the prior year periods in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         REVENUES. The table below compares the Company's revenues for its railroad operations for the periods shown.

                                                             For the Nine Months Ended
                                              ---------------------------------------------------------
                                              September 30, 1996                   September 30, 1995
                                          ---------------------------      -------------------------------
                                            Gross        % Change               Gross             % Change
                                         Revenues        From 1995             Revenues          From 1994
                                        ---------        ---------            ---------          ---------
 Transportation Revenue                $ 6,676,372         47.4%             $ 4,528,441           34.0%
 Other Revenue                           1,208,160        330.0%                 281,068           87.9%
                                       -----------                           -----------

 Total Revenue                         $ 7,884,532         63.9%             $ 4,809,509           36.3%
                                       ===========                           ===========


         TRANSPORTATION REVENUES. Transportation revenues for the nine month period ended September 30, 1996 increased approximately $2.1 million (or 47.4%) compared to the prior year period primarily due to the acquisitions of WTLR, DRI and CCRR which contributed revenues of approximately $1.4 million, $0.5 million and $0.2 million, respectively. The net increase in total revenues for the nine month period was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload increased from $370 to $397 per car due to increased rates and divisions of revenue with connecting carriers. Carloads handled totaled 16,830 for the nine months ended September 30, 1996, an increase of 4,576 (or 37.3%) compared to 12,254 carloads in the prior year period. The carload increase was primarily the result of the acquisitions of Texas railroads (WTLR and PTC), DRI, ETC and CCRR.

         OTHER REVENUES. Other revenues increased by $927,092 for the nine months ended September 30, 1996 compared to the prior year period. Other revenues for the nine months ended September 30, 1996 consisted primarily of a gain on the sale of 22 miles of rail line and a car repair shop in the State of Indiana. The gain on the sale was approximately $582,000. Other revenues for the period ending September 30, 1996 also included a gain of approximately $230,000 on the sale of 9.25 miles of track in Texas. Additionally, other revenue for the nine months ended September 30, 1996 and other revenue for the nine months ended September 30, 1995 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.


                                                            For the Nine Months Ended
                                                    -----------------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
                                                             % Change                             % Change
                                           Expenses         From 1995          Expenses          From 1994
                                          ----------        ---------         ---------          ---------
 Maintenance of way                       $  790,536          42.1%           $  556,464           102.3%
 Maintenance of equipment                    462,027          57.1%              294,189            8.9%

 Transportation                            1,440,266          26.1%            1,142,280           32.5%

 Equipment rental                            299,180          29.9%              230,256           (7.2%)

 Selling, general and
   administrative                            960,813          69.3%              567,636           11.4%
 Depreciation and
   amortization                              782,796          34.8%              580,522           27.1%
                                          ----------                          ----------

 Total operating expenses                 $4,737,618          40.5%           $3,371,347           28.6%
                                          ==========                          ==========


         OPERATING EXPENSES. Operating expenses were approximately $4.7 million for the nine month period ended September 30, 1996, an increase of $1.4 million (or 40.5%) compared to operating expenses of $3.4 million for the prior year period. Maintenance of way expenses increased $234,072 (or 42.1%) for the nine month period primarily due to the addition of WTLR, DRI, ETC, and CCRR. Maintenance of equipment expenses increased $169,838 (or 57.1%) primarily due to the addition of WTLR. Transportation expense increased by $297,986 (or 26.1%) compared to the 1995 period, primarily due to the addition of DRI and WTLR. Equipment rental increased by $68,924 (or 29.9%) for the nine month period, primarily due to an increase in car hire expense in Tennessee based upon the increase in carloadings. Selling, general and administrative expenses increased by $393,177 (or 69.3%) compared to the 1995 nine month period primarily due to the addition of WTLR and DRI expenses. Depreciation increased $202,274 (or 34.8%) due to the addition of WTLR, DRI, ETC, AND CCRR.

         Operating expenses, as a percentage of transportation revenue, were 71.0% and 74.4% for the nine months ended September 30, 1996 and 1995, respectively, as a result of the reasons discussed above. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at their current level, exclusive of seasonal fluctuations.


         OTHER INCOME (EXPENSES).   Interest expense was $798,703 for the nine
months ended September 30, 1996, which amount is approximately 79.2% higher than the interest expense for the prior year period. Such increase was primarily due to the financing of the WTLR, DRI and CCRR acquisitions. Other income (expense) of $5,597 for the nine months ended September 30, 1996 decreased from $162,249 in the prior year period. The decrease was primarily due to income derived from the reversal of certain accrued liabilities in 1995.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

         REVENUES. The table below compares the Company's revenues for its operations for the periods shown.

                                                            For the Three Months Ended
                                           ----------------------------------------------------------
                                           September 30, 1996                      September 30, 1995
                                          ---------------------------      ---------------------------
                                            Gross         % Change           Gross            % Change
                                          Revenues        From 1995        Revenues          From 1994
                                          --------        ---------        ---------         ---------
 Transportation Revenue                   $ 1,913,844        20.3%         $ 1,590,515          45.8%
 Other Revenue                                475,553       194.9%             147,602         137.4%
                                          -----------                      -----------

 Total Revenue                            $ 2,389,397        36.4%         $ 1,738,117          50.7%
                                          ===========                      ===========

         TRANSPORTATION REVENUES. Transportation revenues for the three month period ended September 30, 1996 increased $323,329 (or 20.3%) compared to the prior year period primarily due to the acquisitions of WTLR, DRI, ETC and CCRR which contributed $467,905, $131,172, $46,079 and $153,180 respectively. These increases were partially offset by a decrease in Michigan transportation revenue of $468,557. This decrease in Michigan was due primarily to flooding in the third quarter of 1996 which created washouts on certain portions of the rail line and delayed shipments until the washouts could be repaired. The net increase in total revenues for the three month period was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload decreased from $396 to $362 per car due primarily to
decreased rates in Michigan.   Carloads handled totaled 5,286 for the three
months ended September 30, 1996, an increase of 1,271 (or 31.7%) compared to 4,015 carloads in the prior year period. The increase in number of car loads was primarily the result of the acquisitions of the new railroads WTLR (1,121 carloads), DRI (177 carloads), ETC (204 carloads), and CCRR (444 carloads) for the three month period ended September 30, 1996. In addition, Tennessee carloads increased 115 for the three months ended September 30, 1996 compared to the prior year period. These amounts were offset by a decrease in Michigan carloads of 786.

         OTHER REVENUES. Other revenues increased by $327,951 for the three months ended September 30, 1996 compared to the prior year period. Other revenues for the three months ended September 30, 1996 consisted primarily of a gain of approximately $230,000 on the sale of 9.25 miles of rail line in the State of Texas. Additionally, other revenue for the three months ended September 30, 1996 and other revenue for the three months ended September 30, 1995 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.

                                                            For the Three Months Ended
                                                    ------------------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
                                                             % Change                             % Change
                                           Expenses         From 1995          Expenses          From 1994
                                          ----------        ---------         ----------          ---------
 Maintenance of way                       $  253,103          16.1%           $  217,953            247.4%

 Maintenance of equipment                    149,550          27.3%              117,437            (15.0%)

 Transportation                              413,512          14.2%              361,992             29.2%

 Equipment rental                            105,066           3.6%              101,425            (10.2%)

 Selling, general and
   administrative                            328,657          50.0%              219,043            (15.7)

 Depreciation and
   amortization                              287,041          40.3%              204,660            26.5%
                                          ----------                          ----------

 Total operating expenses                 $1,536,929          25.7%           $1,222,510            20.4%
                                          ==========                          ==========

         OPERATING EXPENSES. Operating expenses were approximately $1.5 million for the three month period ended September 30, 1996, an increase of $314,419 (or 25.7%) compared to operating expenses of approximately $1.2 million for the prior year period. Maintenance of way expenses increased $35,150 (or 16.1%) for the three month period primarily due to the addition of WTLR DRI, ETC, and CCRR maintenance of way expenses. Maintenance of equipment expenses increased $32,113 (or 27.3%) primarily due to the addition of WTLR expenses. Transportation expense increased by $51,520 (or 14.2%) compared to the 1995 period, primarily due to the addition of WTLR, DRI, ETC and CCRR transportation expense. Equipment rental increased by $3,641 (or 3.6%) for the three month period. Selling, general and administrative expenses increased by $109,614 (or 50.0%) compared to the 1995 three month period primarily due to the addition of WTLR, DRI, ETC and CCRR expenses. Depreciation and amortization expense increased by $82,381 (or 40.3%) due to the addition of WTLR, DRI, ETC and CCRR.

         Operating expenses, as a percentage of transportation revenue, were 80.3% and 76.9% for the three months ended September 30, 1996 and 1995, respectively.

         OTHER INCOME (EXPENSE). Interest expense was $264,231 for the three months ended September 30, 1996, which amount is approximately 97.7% higher than the interest expense in the prior year period. Such increase was primarily due to the financing of the WTLR, DRI and CCRR acquisitions. Other, net for the three months ended September 30, 1996 increased $9,071 from the prior year period.

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

RESULTS OF MOTOR CARRIER OPERATIONS

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS for the nine months ended September 30, 1996 and the period from February 10, 1995 to September 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                            For the Nine Months Ended
                                                     ----------------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
Transportation revenue                        $5,481,245  100.0%                 $3,713,581  100.0%
                                              ----------                         ----------

Direct operating expenses                      4,953,286   90.4%                  3,192,384   86.0%

Selling, general and administrative
    expenses                                     481,499    8.8%                    374,280   10.1%

Depreciation and amortization                    268,905    4.9%                    165,847    4.5%
                                              ----------                         ----------

Total expenses                                 5,703,690  104.1%                  3,732,511  100.5%
                                              ----------                         ----------

Operating loss                                (222,445)     (4.1%)                (18,930)      (.5%)

Other expenses (net)                          (175,471)     (3.2%)               (160,257)     (4.3%)
                                            ----------                         ----------

Net  loss                                   $ (397,916)     (7.3%)             $ (179,187)     (4.8%)
                                            ==========                         ==========

         TRANSPORTATION REVENUE - Transportation revenue for the nine month period ended September 30, 1996 increased approximately $1.8 million (or 47.6%) compared to the prior year. The increase was primarily due to the acquisition of Steel City effective February 10, 1995. The 1995 period consisted of only 232 days versus 274 days in 1996. In addition, RIS began shipping during the fourth quarter of 1995. RIS had transportation revenue of $234,566 for the nine months ended September 30, 1996 compared to $191 for the prior year period.

         Management anticipates that transportation revenue will be positively affected in the last three months of 1996 for both Steel City Carriers and RIS as a result of transportation contracts recently executed with new customers, increased marketing activity and improved weather conditions.

         DIRECT OPERATING EXPENSES - Direct operating expenses were 90.4% of transportation revenue for the nine months ended September 30, 1996 compared to 86.0% for the prior year period. The increase was due to increased equipment maintenance and repairs, a significant increase in fuel costs from 1995 to 1996 and the unusually extreme winter weather in 1996. The extreme winter weather caused many roads in Ontario and the northern United States to be closed for extended periods of time, resulting in lost revenue and increased costs to Steel City Carriers as a percentage of revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses deceased slightly as a percentage of transportation revenue for the nine months ended September 30, 1996 compared to the prior year period. This decrease was due to economies of scale achieved due to the increased revenue in 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                           For the Three Months Ended
                                                       -----------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
Transportation revenue                        $1,849,793   100.0%                $1,543,313   100.0%
                                              ----------                         ----------

Direct operating expenses                      1,606,875    86.9%                 1,345,182    87.2%

Selling, general and administrative
    expenses                                     148,366     8.0%                   173,777    11.2%

Depreciation and amortization                    94,010      5.1%                   80,007      5.2%
                                             ----------                          ---------

Total expenses                                1,849,251    100.0%                1,598,966    103.6%
                                             ----------                          ---------

Operating income (loss)                             542      0.0%                  (55,653)    (3.6%)

Other expenses (net)                            (61,627)    (3.3%)                 (95,454)    (6.2%)
                                             ----------                          ---------

Net (loss)                                   $  (61,085)    (3.3%)               $(151,107)    (9.8%)
                                             ==========                          =========

         TRANSPORTATION REVENUE - Transportation revenues for the three month period ended September 30, 1996 increased $306,480 (or 19.9%) compared to the prior year. The increase was primarily due to the increase in miles driven by Steel City from 1995 to 1996 and the inclusion of RIS operations in 1996. RIS had transportation revenue of $53,280 for the three months ended September 30, 1996.

         DIRECT OPERATING EXPENSES - Direct operating expenses remained fairly constant as a percentage of transportation revenue for the three months ended September 30, 1996 compared to the prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased as a percentage of transportation revenue for the three months ended September 30, 1996 compared to the prior year period due to certain costs cutting procedures that were implemented during 1996.

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

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn, RailAmerica Financial Services ("RFS") and RailAmerica Equipment Corporation ("REC") for the nine and three months ended September 30, 1996. RFS and REC are leasing companies. REC currently leases railroad tank cars, flat cars and locomotives to various railroads and shippers. RFS is currently inactive.

COMPARISON OF OPERATING RESULTS OF KALYN FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         The following table sets forth the income and expense items of Kalyn for the nine months ended September 30, 1996 and 1995 and the percentage relationship of income and expense items to net sales for the periods indicated:


                                                             For the Nine Months Ended
                                                        -----------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
Net sales                                 $  11,573,409        100.0%         $ 14,469,856    100.0%

Cost of goods sold                            8,938,913         77.2%           10,820,836     74.8%
                                          -------------                       ------------

Gross profit                                  2,634,496         22.8%            3,649,020     25.2%

Selling, general and
  administrative expenses                     1,085,409          9.4%            1,031,730      7.1%

Depreciation and amortization                   324,948          2.8%              307,190      2.1%
                                          -------------                       ------------

Income from operations                        1,224,139         10.5%            2,310,100     16.0%

Other expenses (net)                           (258,404)        (2.3%)            (435,412)    (3.0%)
                                          -------------                       ------------

Net Income Before Taxes                   $     965,735          8.3%         $  1,874,688     13.0%
                                          =============                       ============


         NET SALES. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 95% of net sales in both 1996 and 1995. Kalyn sold 444 trailers for the nine months ended September 30, 1996 and 725 trailers for the nine months ended September 30, 1995. The average price per trailer sold was $24,814 for the nine months ended September

30, 1996 and $18,636 for the nine months ended September 30, 1995. Sales to governmental agencies represented 20% and 30% of Kalyn's net sales for the nine months ended September 30, 1996 and 1995, respectively. During the first quarter of 1996, Kalyn was in the process of building 5 prototype trailers in connection with the October 1995 TACOM $27 million contract. Full production under the contract will begin immediately after acceptance by TACOM of the prototype trailers. Management anticipates full production to begin in the fourth quarter of 1996. The decrease in sales for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 was partially due to the above contract work as well as the federal government budget impasse during the fourth quarter of 1995 and early 1996 which resulted in a suspension of new trailer orders from the government. Kalyn's backlog of orders for both government and commercial sales was approximately $8.6 million as of September 30, 1996 compared to $3.9 million at September 30, 1995.

         COST OF GOODS SOLD. Cost of goods sold was 77.2% of net sales for the nine months ended September 30, 1996 compared to 74.8% for the six months ended September 30, 1995. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margins than government sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as a relatively larger percentage of sales are attributable to government agencies based upon the new contracts that were received during the fourth quarter of 1995 and first quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs remained fairly constant during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

         REC AND RFS. Revenue for REC and RFS for the nine months ended September 30, 1996 increased from $0 to $199,688 compared to the prior period due to the addition of REC. Selling, general and administrative cost increased $75,933 from $36,935 in the prior period to $112,868 for the nine months ended September 30, 1996. This increase was due to the addition of REC.
Depreciation and amortization expenses also increased to $28,896 from $1,430 in the prior period, due to the addition of REC.

COMPARISON OF OPERATING RESULTS OF KALYN FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         The following table sets forth the income and expense items for Kalyn for the three months ended September 30, 1996 and 1995 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                            For the Three Months Ended
                                                       ------------------------------------
                                              September 30, 1996                 September 30, 1995
                                              ------------------                 ------------------
Net sales                                   $ 3,432,189    100.0%              $ 5,053,132    100.0%

Cost of goods sold                            2,670,683     77.8%                3,732,409     73.9%
                                            -----------                        -----------

Gross profit                                    761,506     22.2%                1,320,723     26.1%

Selling, general and
  administrative expenses                       314,012      9.1%                  357,490      7.1%

Depreciation and amortization                   109,425      3.2%                  104,770      2.1%
                                            -----------                        -----------

Income from operations                          338,069      9.8%                  858,463     17.0%

Other expenses (net)                            (41,502)    (1.2%)                (162,870)    (3.2%)
                                            -----------                        -----------

Net Income Before Taxes                     $   296,567      8.6%              $   695,593     13.8%
                                            ===========                        ===========

         NET SALES. Net sales consist of trailer sales, part sales and repair income. Trailer sales represented approximately 96% of the net sales in 1996 and 97% of net sales in 1995. Kalyn sold 145 trailers for the three months ended September 30, 1996 and 249 trailers for the three months ended September 30, 1995. The average price per trailer sold was $22,826 for the three months ended September 30, 1996 and $19,534 for the three months ended September 30, 1995. Sales to governmental agencies represented 24% and 38% of Kalyn's net sales for the three months ended September 30, 1996 and 1995, respectively. The decrease in sales for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 was primarily due to the federal government budget impasse which resulted in a suspension of new trailer orders from the government.

         COST OF GOODS SOLD. Cost of goods sold was 77.8% of net sales for the three months ended September 30, 1996 compared to 73.9% for the three months ended September 30, 1995. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of the sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs remained fairly constant during the three months ended September 30, 1996 compared to the three months ended September 30, 1995.

         REC AND RFS. Revenue for REC and RFS for the three months ended September 30, 1996 increased from $0 to $90,419 compared to the prior period due to the addition of REC. Selling, general and administrative cost increased $32,676 from $17,162 in the prior period to $50,315 for the nine months ended September 30, 1996. This increase was due to the addition of REC. Depreciation and amortization expenses also increased to $14,133 from $477 in the prior period, due to the addition of REC.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash used in operating activities was $561,280 for the nine month period ended September 30, 1996. However, approximately $2.0 million and $0.9 million of the cash used in operating activities is attributable to an increase in the Company's accounts receivable and a gain on the sale of property, respectively. The Company's accounts receivable increased from $2.2 million as of December 31, 1995 to $4.5 million as of September 30, 1996 primarily as a result of seasonal factors and timing of certain balances at Kalyn/Siebert, Inc that were collected in October. Cash was also used to pay federal and state income taxes of $560,788. See the discussion below regarding cash flow from investing activities for more information regarding the cash provided by the Company's sale of property.

         The Company's cash used in investing activities was $3.2 million for the nine month period ended September 30, 1996. One of the Company's main uses of cash in the nine month period ended September 30, 1996 was for the purchase of property, plant and equipment. Property, plant and equipment increased by $11.7 million during 1996 primarily due to purchase of 131 miles of rail line in the State of Washington, improvements made to the Company's various other rail lines, Kalyn's new plant construction, described below, and acquisition of transportation equipment for the motor carrier segment, less current period depreciation. During late 1995, Kalyn began construction of an additional 16,000 sq. ft. addition to its manufacturing facility upon land that it owns. This expansion was necessitated by Kalyn's receipt in October 1995 of a $27 million contract with TACOM. The expansion cost approximately $300,000 and was funded through operating cash flow and advance payments from TACOM. Partially offsetting its cash expenditures for investing activities, the Company generated $1.2 million of proceeds from sale of properties. See the discussion in the results of railroad operations of other revenue.

         The Company's cash provided by financing activities was $4.4 million for the nine months ended September 30, 1996. The primary components of this consisted of the net proceeds from borrowings on the Revolver and the issuance of 1,250,000 shares of the company's common stock at a price of $3.60 per share to accredited investors in a private placement transaction. The net proceeds from the private placement were approximately $4.15 million.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for SCTR, Kalyn, Steel City, DRI, WTLR, PTC, ETC, and CCRR. Certain of this indebtedness has been refinanced effective September 29, 1995 by a $15 million revolving line of credit ("Revolver") with National Bank of Canada. The Revolver matures in October 1999 and bears interest at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, Saginaw Valley Railway Company, RIS, CCRR, Steel City Carriers and WTLR.

         On October 21, 1996, the Company closed on a $10 million increase in its $15 million revolving line of credit with National Bank of Canada. The increased facility will be at an interest rate of 0.5% above prime. The maturity date of the entire $25 million revolver was extended to October 1999. As of November 1, 1996, the Company has approximately $2.0 million available under the Revolver.

         As of September 30, 1996, the Company had working capital of $7.0 million compared to working capital of $3.0 million as of December 31, 1995. Cash on hand as of September 30, 1996 was $4.2 million compared to $3.5 million as of December 31, 1995. The increase in cash from December 31, 1995 to September 30, 1996 is due to the factors discussed above. The Company's cash flows from operations have been historically sufficient, and are currently sufficient to meet its ongoing operating requirements, capital requirements for property, plant and equipment, and to satisfy the Company's interest expense requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, including anticipated capital expenditures for the upgrading of existing rail lines and purchase of locomotives and equipment of approximately $1,500,000 during this period and capital expenditures at Kalyn and Steel City Carriers of approximately $500,000. The Company, with its present subsidiaries, does not expect any other significant capital expenditures over the next twelve months. To the extent possible, the Company intends to finance its acquisitions of property, plant and equipment to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         Because the Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses, the Company will, most likely, require additional equity and/or debt capital in order to consummate a significant acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Company's $25 million revolving line of credit allows acquisition advances of up to $20 million for such acquisitions. The Company drew down $8.9 million of these advances to fund its acquisition of both ETC and CCRR.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations, and it is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its freight rates and trailer prices.

PART II.  OTHER INFORMATION

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.  Exhibits
            3.1    Amended and Restated Articles of Incorporation of Registrant
                   (10)
            3.2    By-laws of Registrant(1)
            4.2    Class B Warrant(2)
            4.3    Representatives' Warrant(2)
            4.4    Series A Convertible Subordinated Debentures(8)
           10.10   Third Party Agreement, dated December 19, 1990, between
                   HESR and TSBY(1)
           10.14   RailAmerica, Inc. 1992 Stock Option Plan(1)+
           10.18   Equipment Finance Lease, dated March 8, 1993, among Charter
                   Financial, Inc., the Company, HESR, SGVY and RSC(2)
           10.19   Purchase Money Security Agreement, dated  March 8, 1993, as amended, among Charter Financial, Inc., the Company, HESR,
                   SGVY and RSC(2)
           10.21   Purchase Money Loan and Security Agreement, dated April
                   1993, among Charter Financial, Inc., Tilden Financial Corp., the Company, HESR, SGVY, and RSC(2)
           10.23   Loan Agreement among RailAmerica, Inc., South Central
                   Tennessee Railroad Corporation, South Central Tennessee
                   Railroad Company, Inc. and Charter Financial, Inc., dated
                   as of December 31, 1993(5)
           10.24   Lease Agreement between South Central Tennessee Railroad
                   Authority and South Central Tennessee Railroad Company, Inc.
                   dated October 16, 1984(3)
           10.32   Stock Purchase Agreement between Steel City Truck Lines
                   Limited, Josef Bichler and RailAmerica, Inc. dated December
                   19, 1994(11)
           10.33   Stock Purchase Agreement between 823215 Ontario, Inc. and
                   RailAmerica, Inc. dated February 6, 1995(11)
           10.34   Loan documents in connection with RailAmerica's acquisition of Kalyn/Siebert Incorporated(6)
           10.35   Employment Agreement between Robert B. Coward and
                   Kalyn/Siebert Incorporated(6)
           10.36   Loan documents in connection with RailAmerica's acquisition of the assets of Steel City Truck Lines limited(7)
           10.37   Stock Purchase Agreement, dated July 11, 1995, among
                   RailAmerica, Inc., Brain E. Muir, Elli M.A. Mills and
                   Kimberly Hughes, Prairie Holding Corporation and Dakota
                   Rail, Inc.(8)

           10.38   Settlement Agreement, entered into March 15, 1995, by Eric
                   D. Gerst and RailAmerica, Inc., RailAmerica Services
                   Corporation and Huron and Eastern Railway Company, Inc.(8)
           10.39   Loan Agreement, dated September 29, 1995, by and between
                   RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica
                   Intermodal Services, Inc., RailAmerica Carriers, Inc.,
                   Steel City Carriers, Inc., Saginaw Valley Railway Company,
                   Inc., Huron and Eastern Railway Company, Inc. and National
                   Bank of Canada(10)
           10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock
                   Railroad Co., American Railway Corporation, TEMCO
                   Corporation and RailAmerica, Inc.(9)
           10.41   Employment Agreement between Gary O. Marino and RailAmerica,
                   Inc.(10)+
           10.42   Employment Agreement between John H. Marino and RailAmerica,
                   Inc.(10)+
           10.43   Stock Option Agreement, dated November 11, 1994, between
                   RailAmerica, Inc. and Gary O. Marino(10)+
           10.44   RailAmerica, Inc. 1995 Stock Incentive Plan(10)+
           10.45   RailAmerica, Inc. 1995 Non-Employee Director Stock Option
                   Plan(10)
           10.46   RailAmerica, Inc. 1995 Employee Stock Purchase Plan(10)
           10.47   RailAmerica, Inc. Corporate Senior Executive Bonus Plan(10)+
           10.49 Purchase and Sale Agreement dated November 30, 1995, by and between CSX Transportation, Inc. and Saginaw Valley Railway
                   Company, Inc.(11)
           10.50 Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's Preferred Stock(11)
           10.51 Asset Purchase Agreement dated January 26, 1996 by and between TEMCO Corporation and RailAmerica Equipment
                   Corporation(11)
           10.52 Agreement of Sale dated July 18, 1996 by and between the Commonwealth's Department of Transportation and Delaware
                   Valley Railway Company, Inc., a wholly owned subsidiary of RailAmerica, Inc.(12)
           10.53 Agreement entered into by and between R. Frank Unger, Trustee of Sagamore National Corporation, Indiana HiRail
                   Corporation and RailAmerica, Inc.(12)
           10.54   Asset Purchase Agreement, dated August 5, 1996, by and among
                   Burlington Northern Railroad Company and Cascade and
                   Columbia River Railroad Company, a subsidiary of
                   RailAmerica, Inc.(13)
           10.55   Confidential Private Placement Memorandum dated September
                   20, 1996(14)
           10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and the shareholders of Otter Tail Valley Railroad Company, Inc. and
                   Dakota Rail, Inc.(15)
           10.57   Proposal letter, dated July 19, 1996, between RailAmerica,
                   Inc. and various Named Subsidiaries and National Bank of
                   Canada

           21      Subsidiaries of Registrant. Amended as follows:
                   Cascade and Columbia River Railroad Company was formed
                   September 1, 1996 and became a wholly owned subsidiary of
                   the Company.
           27      Financial Data Schedule (for SEC use only)

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

(12) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 12, 1996

(13) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of September 6, 1996, filed with the Securities and Exchange Commission on September 20, 1996.

(14) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the
         Securities and Exchange Commission on October 17, 1996.

(15) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 1996:

         1. A Form 8-K, dated September 6, 1996, was filed as a result of completing the purchase of a 131 mile rail line in north central Washington from Burlington Northern Santa Fe.

         2. A Form 8-K dated September 30, 1996, was filed as a result of completing a Private Placement Offering of 1,250,000 shares of the Company's common stock.

         3. A Form 8-K dated October 11, 1996, was filed as a result of completing the purchase of all of the outstanding stock of Otter Tail Valley Railroad, Inc. for $4.25 million.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               RAILAMERICA, INC.


Date:  November 14, 1996                       By: /s/Gary O. Marino
                                                   -----------------------------
                                                   Gary O. Marino, President,
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer
                                                   and Principal Financial
                                                   Officer)