Form 10KSB
period 1996-12-31
RAILAMERICA INC /DE
filed 1997-03-31
CIK 887637

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996   Commission File Number 0-20618
                                   ----------

                                RAILAMERICA, INC.
                                -----------------
                 (Name of small business issuer in its charter)

                DELAWARE                                   65-0328006
                --------                                   ----------
      (State or Other Jurisdiction                        (IRS Employer
            of Incorporation)                        Identification Number)

       301 Yamato Road, Suite 1190
           Boca Raton, Florida                                33431
       ---------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6015

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value
                    Class B Callable Stock Purchase Warrants

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The registrant's revenues for the fiscal year ended December 31, 1996 were $25,658,241.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 1997 computed by reference to the high/ask and low/bid prices of registrant's common stock reported on NASDAQ on such date was $31,451,000.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 28, 1997 was 7,958,417

DOCUMENTS INCORPORATED BY REFERENCE

 None.


================================================================================

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a multi- modal transportation company that acquires, develops and operates shortline railroads formed primarily through the acquisition of light density rail lines from larger railroads. The Company has expanded its operations in the transportation industry through its acquisition of Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of a broad range of truck trailers, located in Gatesville, Texas. Through Kalyn, the Company has established trailer manufacturing operations and substantially increased the Company's assets, liabilities, revenue, expenses and income.

         The Company's objectives are to create a diversified transportation company by acquiring additional railroads and other transportation-related companies. In accordance with this strategy, in June 1996, the Company acquired approximately 40 miles of rail line in the state of Indiana; in September 1996, the Company acquired 131 miles of rail line in north central Washington; in October 1996, the Company acquired all of the issued and outstanding stock of Otter Tail Valley Railroad Inc. ("OTVR"), a short line railroad headquartered in Fergus Falls, Minnesota; in November 1996, the Company acquired substantially all of the assets and business of the Gettysburg Railroad in southern Pennsylvania; and in December 1996 the Company acquired approximately 204 miles of rail line in northern Minnesota. In addition, in February 1997, the Company purchased a majority interest in the stock of Empressa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line.

         The Company's business presently is conducted through twenty wholly-owned consolidated subsidiaries - Huron and Eastern Railway Company, Inc. ("HESR"), Saginaw Valley Railway Company, Inc. ("SGVY"), Kalyn, OTVR, South Central Tennessee Railroad Corporation ("SCTR"), Huron Distribution Services, Inc. ("HDS"), Delaware Valley Railway Company, Inc. ("DVRC"), RailAmerica Intermodal Services, Inc. ("RIS"), RailAmerica Carriers, Inc. ("RAC"), Prairie Holding Corporation ("PHC"), Dakota Rail, Inc. ("Dakota Rail"), RailAmerica Equipment Corporation ("REC"), West Texas and Lubbock Railroad Company, Inc. ("WTLR"), Plainview Terminal Company ("PTC"), Cascade and Columbia River Railroad, Inc. ("CCRR"), Gettysburg Scenic Rail Tours, Inc., Evansville Terminal Company ("ETC"), Minnesota Northern Railroad, Inc. ("MNR"), RailAmerica de Chile, S.A and Steel City Carriers, Inc. ("Steel City Carriers"). All references to the operations of the "Company" discussed in this Form 10-KSB describe the operations of its subsidiaries. All of the Company's revenue from continuing operations for 1995 was derived from the operations of HESR, SGVY, Kalyn, DVRC, SCTR, Dakota Rail, WTLR, PTC.

         The Company was incorporated in Delaware on March 31, 1992 to acquire all of the outstanding capital stock of two pre-existing railroad companies - HESR and SGVY. Over the last two and a half years, the Company has completed 13 acquisitions, including numerous short line railroads and other transportation related companies. These acquisitions have been integrated into the Company's current operations and serve as a platform for the historical growth experienced by the Company. The Company's principal executive office is located at 301 Yamato Road, Suite 1190, Boca Raton, Florida 33431, and its telephone number at that location is (561) 994-6015.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 930 miles and 450 miles of rail line as of December 31, 1996 and 1995, respectively. Currently, the Company's rail lines consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 51 miles of rail line in the state of Indiana, 18 miles of which it owns and 33 miles of which it operates under an operating agreement; (ix) 131 miles of rail line which it owns in the state of Washington; (x) 23 miles of rail line which it owns in southern Pennsylvania; (xi) 72 miles of rail line which it owns in central Minnesota; and (xii) 174 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights.

         In February 1997, the Company acquired a majority interest in the stock of Ferronor, which operates approximately 1,400 miles of rail line in northern Chile.

         The Company provides it customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls products for its customers based upon market demands in its local operating areas. The Company's haulage of products in Michigan include agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, coal, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Indiana consists of agricultural commodities and plastics. The Company's haulage of products in Washington consist of woodchips, lumber, minerals, cement and various agricultural products.

         In keeping with the general nature of business in the Michigan, Texas and Minnesota market areas, agricultural commodities have represented a significant portion of the Company's annual carloadings. Although the acquisition of SCTR, DVRC, Dakota Rail, WTLR, PTC, and CCRR have helped to diversify the Company's traffic base and mitigate seasonal fluctuations, the Company believes that, absent additional acquisitions in industrial areas, agricultural commodities will continue to represent the primary component of the Company's rail traffic base. As a result, the Company's operations could be materially and adversely affected by factors such as adverse weather conditions and fluctuations in grain prices. Additionally, sellers of commodities tend to hold shipments if they anticipate price increases for their commodities. Such actions could cause the Company's results of operations to fluctuate from period to period as a result of fluctuations in the prices of those commodities. Moreover, agricultural commodities are generally shipped from September to May and the Company handles most of its traffic during such periods. The Company anticipates that in the future the acquisition of Ferronor will help insulate it from its dependence on agricultural commodities.

         ACQUISITION OF EVANSVILLE TERMINAL COMPANY. On June 30, 1996, the Company acquired 40 miles of rail line in the state of Indiana. The Company simultaneously sold approximately 22 miles of the rail line to an unrelated party and sold a railcar repair shop which was located along the rail line to another unrelated party. The Company continues to own the remaining 18 miles of rail line and operates the 22 miles pursuant to an operating agreement through a newly formed subsidiary ETC. Such rail lines are used to haul primarily agricultural products and plastics.

         ACQUISITION OF CASCADE AND COLUMBIA RIVER RAILROAD. On September 6, 1996, the Company, through its newly formed subsidiary CCRR, completed the purchase of a 131 mile rail line in north central Washington from Burlington Northern Sante Fe ("BNSF"). The line extends from Oroville to Wenatchee, Washington, were it interchanges with BNSF. Such rail line is used to carry primarily woodchips, lumber, minerals, cement and agricultural products.

         ACQUISITION OF OTTER TAIL VALLEY RAILROAD, INC. Effective October 1, 1996 the Company, through its wholly-owned subsidiary Dakota Rail, Inc., acquired all of the outstanding stock of OTVR. OTVR operates a 72 mile freight rail line in western Minnesota from Fergus Falls, MN to an interchange with BNSF near Fargo, North Dakota. Such rail line is used to carry primarily coal, grain and fertilizer.

         ACQUISITION OF GETTYSBURG RAILROAD. In November 1996, the Company, through its wholly owned subsidiary DVRC, acquired substantially all of the assets and business of the Gettysburg Railroad Company. The new Gettysburg Railway operates 23 miles of rail line in south central Pennsylvania between Gettysburg and Mount Holly Springs, and interchanges freight traffic with both Conrail and CSX Transportation. Such line is used to carry primarily agricultural commodities, canned goods, food and paper products and chemicals.

         As part of the transaction, the Company has also acquired an existing scenic rail tour business, which will be managed by the Company's newly-formed subsidiary, Gettysburg Scenic Rail Tours ("Scenic"). It is anticipated that Scenic will commence the proposed rail tour excursions in the Spring of 1997.

         ACQUISITION OF MINNESOTA NORTHERN RAILROAD. In December 1996, the Company, through its newly formed subsidiary MNR, completed the purchase of a cluster of rail lines in and around Crookston, Minnesota from BNSF. MNR operates over 241 miles of track (including 37 miles of trackage rights), with traffic from these lines interchanged with BNSF at Crookston.

         These lines, which serve northwestern Minnesota, extend north to Warroad, near the Canadian border and as far south as Perley, near Fargo, North Dakota. Rail traffic handled on these lines consists of agricultural products, primarily grains and fertilizer, as well as aggregates, and coal.

         ACQUISITION OF FERRONOR. In February 1997, the Company through a newly formed wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"), a family-owned Chilean transportation and distribution company.

         Ferronor operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and limestone mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the General Belgrano Railroad and the Ferrocarriles Antofagasta Bolivia.

         Ferronor currently operates approximately 30 locomotives and 700 rail cars. Ferronor employed approximately 350 people as of the date of acquisition. As contemplated by management, significant reductions in the work force are being effectuated.

         COMPETITION. The Company's primary source of competition in its rail operations comes from over-the-road trucks. While the Company must build or acquire and maintain its rail system, trucks are able to use public roadways. Any future expenditures materially increasing the roadway system in the Company's present or proposed areas of operation (or legislation granting materially greater latitude for trucks with respect to size or weight limitations) could have a significant adverse effect on the Company's competitiveness and results of operations.

TRAILER MANUFACTURING OPERATIONS

         Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility, and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies.

         Kalyn currently offers over 40 standard trailer models in approximately 100 different variations. The light and medium trailer category consists of a diverse group of products. The trailer types in this category, ranked by sales volume, include mini-platform, utility, gooseneck, agricultural, hydraulic dump, specialized concession trailers and vans, and tilt and fork lift trailers.

         Since Kalyn's acquisition of Siebert Trailers, Inc. ("Siebert") in 1991, Kalyn's product mix has shifted towards sales of heavy equipment and specialty trailers. Previously located in Stockton, California, Siebert manufactured a highly specialized detachable gooseneck trailer constructed of high yield steel. The Siebert products include up to 300-ton capacity units. The trailer types in the heavy equipment category, ranked by historical sales volume, include specialized trailers (such as car haulers, truck haulers, and jeep haulers), fixed neck lowbed, detachable lowbed, flats and platforms, drops and double drops, folding neck low-bed, and used trailers.

         The majority of Kalyn's sales are based on existing Kalyn trailer designs which are modified with standard options. However, approximately 20% of sales must be customized to satisfy customers' specifications. Kalyn's "Pro Engineer" 3-D based solid modeler drafting system and computer aided drafting system "CAD" allows its engineers to readily modify trailer component design and generate new designs, based on customer needs.

         MANUFACTURING FACILITY. Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn exercises strict quality control by screening suppliers and conducting inspections throughout the production process.

         As a consequence of significant increases in sales order volume, during 1995 Kalyn expanded its manufacturing facility to partially address this increased demand by building additional manufacturing space upon land that Kalyn owns. The expansion was also completed to accommodate the receipt of a contract with the U.S. Army Tank Automotive Command ("TACOM") pursuant to which Kalyn has agreed to exclusively produce over a three-year period all of TACOM's requirements for twelve-ton, tactical semi-trailer vans ("Tactical Vans"). TACOM has advised Kalyn that over the term of this agreement, orders could be placed for up to approximately 345 Tactical Vans, which could generate sales of up to approximately $27 million. In February 1996, Kalyn was awarded an additional requirements contract by TACOM. Pursuant to the terms of such agreements, TACOM is not required to purchase a minimum number of Tactical Vans or other trailers. During 1996, Kalyn also built a new paint booth building to accommodate the additional volume of trailer orders. Kalyn's plant is currently operating one shift, although Kalyn believes manufacturing capacity can be increased by adding a partial second shift.

         Kalyn's ability to manufacture trailers is dependent upon receiving supplies or components and raw materials from a limited number of sources. To date, Kalyn has experienced no material difficulties in procuring supplies, components or materials. However, if deliveries of such items are delayed, Kalyn's production ability may be decreased which could have a negative effect on Kalyn's and the Company's results of operations.

         CUSTOMERS. Kalyn serves a variety of customers in a range of industries. Since 1990, commercial accounts have represented approximately 60% to 70% of sales, with military or governmental agency sales representing the balance. During 1995 and 1996, sales to governmental agencies, including TACOM, represented 29% and 20% of Kalyn's revenue, respectively while sales to commercial accounts represented 71% and 80%, respectively, of Kalyn's revenues.

         The majority of sales in the government segment are to the General Services Administration ("GSA"), the purchasing arm of most non-military agencies, and to TACOM, a Department of Defense unit established to consolidate purchases for various branches of the military. Kalyn has been awarded "Blue Ribbon Contractor" status which provides Kalyn with a 10% preference on bids for certain contracts.

         BACKLOG. As of December 31, 1996 and March 27, 1997, the Company's backlog of orders was approximately $8.6 million and $13.0 million, respectively, compared to $3.4 million and $10.7 million as of December 31, 1995 and March 1, 1996, respectively. Substantially all of the backlog at March 27, 1997 represented orders under the TACOM agreements. Kalyn includes in its backlog only those orders for trailers for which a confirmed customer order has been received. Kalyn manufactures trailers mostly to customer or dealer orders and does not typically maintain an inventory of "stock" trailers in anticipation of future orders.

         DISTRIBUTION AND MARKETING. Kalyn sells through a dealer base consisting of approximately 170 independent dealers in 49 states, Canada and Mexico. Historically, as much as 50% of all of Kalyn's commercial sales are to dealers, with the balance representing direct retail sales by its sales force. Kalyn's sales staff consists of a vice president, four sales managers, an advertising manager and three additional employees. The sales staff is supported by two registered mechanical design engineers and five draftsmen. Historically, Kalyn's dealers have not inventoried Kalyn trailers due to the broad variety of specific options and trailer types. During 1995, certain dealers began maintaining some inventory of Kalyn trailers.

         Sales leads are generated through publication advertising, literature mailings, trade show exhibitions, dealers, repeat customers, and word-of-mouth. Kalyn exhibits at approximately five trade shows per year. Kalyn's management believes that these trade shows are effective in maintaining Kalyn's name and reputation and developing sales leads.

         Additionally, Kalyn places advertisements in trade publications such as Truck, Truckers USA, Texas Agriculture, Heavy Duty Trucks, Lifting and Transportation, Overdrive, Equipment World and Truck Market News. In recent years, Kalyn has shifted resources from advertising to trade shows, which are more cost effective.

         During the first quarter of 1995, Kalyn entered into a Wholesale and Retail Financing Agreement with Associates Commercial Corporation and Associates Commercial Corporation of Canada, Ltd. to stimulate and facilitate the sale and financing of its new and used trailers. Additionally, in December of 1996, the Company entered into an Operating Agreement with NewCourt Financial Ltd. in order to provide wholesale and retail financing for its dealers located in Canada. Each of these agreements provides floor plan financing for eligible dealers and lease and/or purchase financing for endmarket purchasers. Under certain circumstances, these agreements also provide for the repurchase of products sold to customers by Kalyn and contingent responsibility for certain expenses. To date, the Company has not experienced any losses or been required to advance funds in connection with these agreements.

         COMPETITION. The Company faces significant competition in the truck trailer manufacturing industry which is highly competitive and has relatively low barriers to entry. Kalyn competes with a number of other trailer manufacturers, some of which have greater financial resources and higher sales than Kalyn. Furthermore, Kalyn's products compete with alternative forms of shipping, such as intermodal containers. There can be no assurance that Kalyn will be able to continue to compete effectively with existing or potential competitors or alternative forms of shipping containers.

MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATIONS)

         On February 10, 1995, the Company acquired substantially all of the assets of Steel City, a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Steel City operates a fleet of approximately 120 tractors and trailers, and currently serves more than 50 customers in the steel, paper and lumber industries by transporting a broad variety of products within Canada and between Canada and the United States, particularly Michigan, Ohio, Indiana, New York, and Wisconsin. Steel City Carriers currently has 50 full-time employees, as well as 32 independent contract drivers who own and operate their own vehicles.

         For the years ended December 31, 1996 and 1995, one customer in the Company's motor carrier division accounted for approximately 31% and 18%, respectively, of the Company's motor carrier transportation revenue. For the year ended December 31, 1996, a second customer accounted for approximately 14% of the Company's motor carrier transportation revenue.

         Since the Company's acquisition of Steel City, its financial performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to dispose of its motor carrier operations and refocus the Company's efforts on expanding its core railroad business. The Company's Board of Directors approved this plan on March 20, 1997.

REGULATION

         OVERVIEW. In addition to environmental safety and other regulations applicable to all businesses, the Company's railroad subsidiaries are subject to regulation by various government agencies and regulations, including, among others, (i) regulation by the Surface Transportation Board ("STB") and the Federal Railroad Administration ("FRA"); (ii) certain labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (iii) regulation by agencies in the states in which the Company does business. Additionally, the Company is subject to STB regulation in connection with the acquisition of new railroad properties. As a result of the Staggers Rail Act amendments to the Interstate Commerce Act in 1980 and the enactment of the ICC Termination Act of 1995, there has been a significant relaxation in regulation governing rail carriers which management believes has greatly simplified the purchase and sale of shortline railroad properties and expedited the consummation of such transactions. The Company believes its operations are in material compliance with all applicable regulations.

         STB. The STB has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one carrier (including railroads and interstate motor and water carriers) by another carrier (or entity controlling another carrier), the use by one railroad of another railroad's tracks ("trackage rights"), the rates charged by railroads for their transportation services, and the service of rail carriers. Legislation enacted in 1995 replaced the Interstate Commerce Commission ("ICC") with the STB and abolished labor protective conditions applicable to numerous types of rail transactions. Today, most transactions involving shortline railroads are no longer subject to protective conditions imposed by labor agencies. Certain types of transactions involving mid-size "regional railroads" (annual revenues between $20 million and $250 million) are still subject to limited labor protective conditions for adversely affected employees (in absence of any other arrangements negotiated between management and labor, affected employees receive one year's severance pay for acquisition transactions).

         While imposition of labor protective conditions on line sales and transfers does not subject a rail line buyer to the seller's collective bargaining agreements, rates of pay, and other labor practices and does not unionize the buyer's operating and maintenance employees, it entitles employees of buyer or seller who are "adversely affected" by the transaction in terms of job loss, pay cuts, loss of overtime, loss of hours, loss of benefits, and moving expenses, to receive payments over a period of four years representing compensation for those losses. Generally, in a line sale or transfer, only the seller's or transferor's employees are affected.

         As a result of the 1980 Staggers Rail Act amendments, railroads received considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. Under the Staggers Rail Act, all containerized and truck trailer traffic handled by railroads was deregulated. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act amendments have allowed railroads considerable freedom to raise or lower rates without objection from captive shippers. While the ICC termination retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

         FUTURE OF THE STB. Under the ICC Termination Act the STB is presently authorized through September 30, 1998. It is unclear whether the STB will be reauthorized in its present form, whether its functions will be expanded to include regulation of ocean shipping presently under the jurisdiction of the Federal Maritime Commission and to prescribe "open access" for captive rail shippers such as utility companies, or whether the STB will be disbanded and its functions split between the U.S. Departments of Transportation and Justice.

         FRA. The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications. The FRA recently abolished regulations allowing it to impose user fees on rail carriers subject to its jurisdiction.

         STATES. Under the ICC Termination Act states lost their jurisdiction over economic regulation of intrastate transportation. All states retain some jurisdiction over safety related matters, including such matters as grade crossings, bridges and track conditions. Local governments may have ordinances regulating train speeds, noise and environmental issues.

         TRUCKING. Steel City Carriers is a for-hire motor carrier that operates under licenses previously granted by the ICC, authorizing it to engage in the interstate transportation of goods. It is regulated by the STB, the Federal Highway Administration ("FHWA") of the U.S. Department of Transportation ("DOT"), and various state agencies in the United States and provinces in Canada. These regulatory authorities have powers, generally governing highway safety, vehicle size and weight and handling hazardous cargo, periodic financial reporting, driver licensing, hours of service and to a limited extent, rates and charges. The ICC's jurisdiction over motor carriers was transferred to the DOT (carrier registration and insurance) and to the STB.

         Motor carrier operations are also subject to safety regulations governing interstate operations prescribed by the DOT. Such matters as gross weight and dimension of equipment are also subject to federal and state regulations. The failure of the Company to comply with the rules and regulations of the STB, DOT, FHWA or state agencies could result in substantial fines or revocation of the Company's operating licenses. The trucking industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, services to shippers. Previously, the Motor Carrier Act of 1980 and the Trucking Industry Reform Act of 1994 materially reduced federal regulation of interstate motor freight carriers.

         In August 1994, the Federal Aviation Administration Authorization Act of 1994 (the "1994 FAA Act") became law. Effective January 1, 1995, the 1994 FAA Act preempts certain state and local laws regulating the prices, routes or services of motor carriers. The 1994 FAA Act does not limit the authority of a state or other political subdivision to impose safety regulations or highway route limitations or controls based on the size or weight of the motor vehicle, the hazardous nature of cargo being transported by motor vehicles or financial responsibility requirements relating to insurance and self-insurance authorization. Although it is too early to evaluate fully the effect of the ICC Termination Act and the 1994 FAA Act on the motor carrier industry or the Company, it may ease the regulatory burden on certain aspects of the Company's business and may increase price competition within inter and intrastate markets.

EMPLOYEES; LABOR CONSIDERATIONS

         The Company currently has approximately 275 full-time employees in North America and approximately 32 independent contract drivers. None of the Company's employees are members of a union. The Company's railroad operations are somewhat seasonal. Most agricultural shipments occur from September through May, and much of the Company's track maintenance is performed in the summer months. Temporary layoffs of personnel, hiring of part-time or short-term employees, or use of independent contractors are sometimes required to adjust to the seasonal nature of track maintenance work and other business requirements. The Company currently has approximately 90 full-time employees in its railroad operations.

         Kalyn currently has 120 full-time employees consisting of 28 administrative and sales personnel and 92 production workers. Kalyn's administrative staff includes its four in-house salesmen and eight-person engineering department.

         Steel City Carriers currently has approximately 50 full-time employees consisting of 9 administrative staff, 15 mechanics, shop and yard workers and 26 drivers. Steel City Carriers also uses approximately 32 independent contract drivers.

         Ferronor operated with approximately 350 employees as of the date that the Company acquired majority ownership. As contemplated by management, significant reductions in the work force are being effectuated. It is anticipated that the work force will be reduced to between 150 and 200 full-time employees by the end of the first year of operations.

ITEM 2. DESCRIPTION OF PROPERTY

MICHIGAN PROPERTIES

         The majority of the Company's 185 miles of Michigan rail line consists of 90 pound or heavier welded and jointed rail. In 1995, the Company retired 10 miles of rail line that had been abandoned. In addition, a two mile segment of 85 pound jointed rail was replaced with heavier rail in connection with the Company's 1996 capital improvement program. The Company anticipates that it will replace an additional 2 miles of rail during 1997. The Company's track standards allow for maximum operating speeds ranging from 10 m.p.h. to 25 m.p.h. The Company owns approximately 1,260 acres of operating and non-operating real estate in Michigan. The Company's Michigan rail properties serve as collateral for the Company's financing with National Bank of Canada. (See Note 8 to Notes to Consolidated Financial Statements)

         The Company maintains its Midwest regional headquarters office in a building it leases in Saginaw, Michigan. The monthly payments under the lease are $1,267 through December 1998. This facility houses management, staff, engineering, accounting and marketing personnel. The Company also maintains an operations center in a building it owns in Bad Axe, Michigan, which includes equipment repair, track maintenance and real property management. The Company owns a locomotive shop which was constructed in 1987, a maintenance-of-way equipment repair building completed in 1989 and a warehouse facility now used as a maintenance headquarters.

TENNESSEE PROPERTIES

         SCTR leases approximately 49 miles of rail line and approximately 450 acres of related real estate from the South Central Tennessee Railroad Authority. The lease provides for base lease payments of $2,083 per month, plus 10% of taxable income of SCTR up to $100,000, and 15% of taxable income of SCTR in excess of $100,000. The lease expires in October 1998 and upon expiration of the lease term SCTR will acquire the leased property without further payment. SCTR also has an option to acquire the property prior to expiration of the lease term for $350,000 with a full credit allowed for rents paid under the lease.

         SCTR owns a locomotive shop and general office facility which houses all of its operating personnel in Centerville, Tennessee. SCTR also owns related maintenance and office equipment. The Company's rights to the lease of the SCTR property, as well as the common stock of SCTR owned by the Company and SCTR's other equipment, serve as collateral under the Company's financing with General Electric Capital Corporation obtained in connection with the Company's acquisition of SCTR. (See Note 8 to Notes to Consolidated Financial Statements).

DELAWARE AND PENNSYLVANIA PROPERTIES

         DVRC operates approximately 55 miles of rail line, of which 45 miles are located in southeastern Pennsylvania, and 10 miles of contiguous line extending into the State of Delaware, where the Company interchanges with CSX Transportation at Elsmere, Delaware. The Pennsylvania rail line was operated pursuant to an agreement between DVRC and the Commonwealth of Pennsylvania. The rail line in Delaware was operated by DVRC pursuant to a 10-year lease with the Wilmington & Northern Railroad Company. DVRC terminated that lease on June 30, 1996 and has since been operating over that rail segment on a month-to-month basis. DVRC continues to receive grants from the Commonwealth for track maintenance and improvements which require local matching. Such funds were provided by DVRC in 1994 through 1996. In 1996, DVRC entered into a purchase agreement to purchase a segment of the rail line owned by the Commonwealth of Pennsylvania subject to a satisfactory appraised value.

         The Company owns approximately 23 miles of rail line, between Gettysburg and Mt. Holly Springs, Pennsylvania. The total land owned is approximately 169 acres. In addition to the rail line and land, the Company owns two buildings in Gettysburg.

MINNESOTA PROPERTIES

         Dakota Rail operates approximately 44 miles of rail line, between Hutchinson and Wayzata, Minnesota. The rail line is being purchased pursuant to a contract for deed from the State of Minnesota. Dakota Rail also owns certain non-operating real estate parcels. The total land owned by Dakota Rail both operating and non-operating equals approximately 580 acres.

In addition to the rail line and land, Dakota Rail also owns six buildings including two depots, two diesel houses and two other buildings.

         MNR currently owns approximately 174 miles of rail. The rail line includes five branch lines, divided into seven segments in northern Minnesota. MNR also owns approximately 2,600 acres of operating and non-operating land. MNR sold approximately 30 miles of rail line in December 1996.

TEXAS RAILROAD PROPERTIES

         WTLR owns approximately 104 miles of rail line, extending from the City of Lubbock to both Seagraves and Whiteface. WTLR sold approximately 9 miles of rail line during 1996. The total land owned by WTLR is approximately 1,500 acres. PTC has operating rights over 4 miles of track owned by the Burlington Northern and Santa Fe Railroad in Plainview, Texas. In addition to the rail line and land, WTLR owns four buildings. These buildings consist of a one story storefront office building used as the railroad general offices in Brownfield, Texas, as well as a maintenance building and a storage shed, in Brownfield and a polebarn in Lubbock. The Company's Texas railroad properties serve as collateral for the Company's financing with National Bank of Canada. (See Note 8 to Notes to Consolidated Financial Statements).

WASHINGTON RAILROAD PROPERTIES

         CCRR owns 131 miles of rail line, between Oroville and Wenatchee, Washington. The total land owned by CCRR is approximately 1,600 acres. In addition to the rail line and land, CCRR owns two buildings. These buildings consist of an office building in Omak, Washington and a storage building in Omak. The Company's Washington railroad properties serve as collateral for the Company's financing with National Bank of Canada. (See Note 8 to Notes to Consolidated Financial Statements).

INDIANA RAILROAD PROPERTY

         ETC owns approximately 18 miles of rail line in southern Indiana. ETC operates an additional 33 miles of rail line pursuant to an operating agreement.

CHILEAN PROPERTY

         In February 1997, the Company through a newly formed wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by APCO, a family-owned Chilean transportation and distribution company.

         Ferronor operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico,

S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and limestone mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the General Belgrano Railroad and the Ferrocarriles Antofagasta Bolivia.


TEXAS MANUFACTURING PROPERTIES

         Kalyn's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5-acre site, which were constructed over the period from 1969 to 1996. Kalyn expanded its manufacturing facility during 1995 and 1996. The Company's Texas manufacturing properties serve as collateral for the Company's financing with National Bank of Canada. (See Note 8 to Notes to Consolidated Financial Statements). The Company expects that this site will be able to meet its manufacturing goals in the foreseeable future.

ONTARIO PROPERTIES

         Steel City Carriers operates from a terminal it owns located in Sault Ste. Marie, Ontario, Canada, which includes an office building housing administrative and dispatch offices, fabricating and service and a shop building. The service facility has three bays which provide adequate space for repairs and maintenance of Steel City Carriers' tractors and trailers as well as some owner-operators' tractors. A 5-1/2 acre lot provides adequate space for the normal loading, unloading, movement and parking of tractors and trailers as well as for temporarily storing and transferring some shipments. The Company's Ontario properties serve as collateral for the Company's financing with National Bank of Canada. (See Note 8 to Notes to Consolidated Financial Statements).

ROLLING STOCK

         As of December 31, 1996, the Company's domestic railroad rolling stock consisted of 34 locomotives and 495 freight cars, some of which were owned and some of which are leased from third parties. For most rail cars, the Company pays no rental fees for their use and may retain such cars as long as the Company demonstrates adequate utilization of the cars with connecting railroads who must pay standard car hire charges for their use. The remainder of the cars are subject to fixed monthly lease payments which are offset, in part, by fees charged by the Company to connecting railroads and shippers. All of the Company's locomotives are owned and serve as collateral under financing agreements. (See Note 8 to Notes to Consolidated Financial Statements) The Company also owns various other equipment used in the maintenance and operation of its railroads. The following tables summarize the composition of the Company's domestic railroad equipment fleet as of December 31, 1996:

                              Freight Cars
                              ------------
Type                              Owned       Leased    Total
----                              -----       ------    -----
Covered hopper cars                --          229      229
Tank cars                           98         --        98
Box cars                           --           80       80
Wood chip cars                     --           78       78
Flat cars                           10         --        10
                                   ---         ---      ---
                                   108         387      495
                                   ===         ===      ===
Horsepower/Unit                            Locomotives
---------------                            -----------
3000 and over                                   2
1500 to 2000                                   27
Under 1500                                      5
                                              ---
                                               34
                                              ===

         As of March, 1, 1997 Ferronor operated approximately 30 locomotives and 700 rail cars in Chile.

         Based on current and forecasted traffic levels on the Company's railroads, management believes that its present equipment, combined with the availability of other rail cars for hire, is adequate to support its operations. Management believes that the Company's insurance coverage with respect to its property and equipment is adequate.

ADMINISTRATIVE OFFICES

         The Company maintains its principal executive office in Boca Raton, Florida. This office consists of approximately 3,600 square feet and is leased through January 2001. The lease calls for monthly rental payments of approximately $3,300 with annual increases. The Company signed an amendment to the lease in the first quarter of 1997 which calls for the rental of an additional approximately 3,000 square feet at such facility. It is anticipated that this increased space will be ready for occupancy in May of 1997. In addition, the Company maintains a corporate office in Alexandria, Virginia, consisting of approximately 1,000 square feet and leased through March 1998, with monthly rental payments of $1,459. The Company subleases a corporate office in San Francisco, California, consisting of approximately 1,000 square feet and leased through June 2001, with lease payments of approximately $550 per month.

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims some of which are currently pending. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is possible that the Company's financial position, results of operations or cash flows could be materially affected by an ultimate unfavorable outcome, if any, of such pending litigation. Other than ordinary routine litigation incidental to the Company's business, no other litigation exists, except as described below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective March 6, 1997 the Company's common stock began trading on the Nasdaq National Market under the symbol "Rail". Prior to March 6, 1997, the Company's common stock traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Set forth below is high and low bid information for the common stock as reported on the NASDAQ system for each quarter of 1995 and 1996. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

1995                                High Bid Price          Low Bid Price
----                                --------------          -------------
First Quarter                         $  4 3/8                $ 2 15/16
Second Quarter                           5 1/4                  3 13/16
Third Quarter                            5 1/16                 3 1/2
Fourth Quarter                           4 5/32                 3 3/8

1996                                 High Bid Price         Low Bid Price
----                                 --------------         -------------
First Quarter                         $  4 1/16               $ 3 1/8
Second Quarter                           4 3/16                 3 3/16
Third Quarter                            4 3/8                  3 3/8
Fourth Quarter                           5 3/4                  4 1/8

1997                                 High Bid Price         Low Bid Price
----                                 --------------         -------------
First Quarter (through March 27)      $  6 1/8                $ 4 5/8




     As of March 28, 1997, there were 290 holders of record of the common stock and approximately 3,000 beneficial shareholders. The Company has never declared or paid a dividend on its common stock. The ability of the Company to pay dividends in the future will depend on, among other things, restrictive covenants contained in loan or other agreements to which the Company may be subject.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The results of operations of the Company for the year ended December 31, 1996 include the operations of ETC from July 1, 1996, CCRR from September 6, 1996, OTVR from October 1, 1996, Gettysburg Railway from November 18, 1996 and MNR from December 28, 1996. The results of operations of the Company for the year ended December 31, 1995 include the operations of Dakota Rail from September 1, 1995 and WTLR and PTC from November 1, 1995. As a result, the Company's financial position as of December 31, 1996 and its results of operations for the years ended December 31, 1996 and 1995 are not comparable to the prior year in certain material respects. In March 1997, the Company adopted a formal plan to discontinue the operations of its motor carrier division. The revenue and expenses for this division are not included in the consolidated results of continuing operations of the Company for either 1996 or 1995. The results of operations for the motor carrier division have been presented as discontinued operations in the Company's 1996 and 1995 statements of income.

         The Company's revenues increased by $0.6 million, or 2.3%, from $25.1 million for the year ended December 31, 1995 to $25.7 million for the year ended December 31, 1996. Operating expenses decreased by $0.1 million, or less than one percent, from $21.9 million for the year ended December 31, 1995 to $21.8 million for the year ended December 31, 1996. Other expenses, net increased by $1.0 million, or 87.8%, from $1.1 million for the year ended December 31, 1995 to $2.1 million for the year ended December 31, 1996. Income from continuing operations remained fairly constant at $1.1 million from 1995 to 1996. Increases in revenue, operating expenses, and other expenses were primarily due to the acquisition of additional rail lines and related operations in 1995 and 1996.

         Primary earnings per share was $0.04 in 1995 compared to $0.10 in 1996. Earnings per share in 1995 reflects a reduction of $666,665 to net income available to common shareholders. Such reduction relates to a non-recurring charge in connection with a deemed preferred stock dividend on the retirement of such stock. On October 1, 1995, the Company was notified by the shareholders of its redeemable convertible preferred stock of their intention to convert such stock into shares of Common Stock. The Company redeemed the convertible preferred stock at 97.5% of the then market value of the underlying common stock for an aggregate redemption price of $1,666,665. The excess of the redemption price over the book value of the preferred stock was deemed a non-recurring dividend which reduced net income available to common shareholders by $666,665 or $0.14 per share.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and motor carrier operations (discontinued operations). The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for the purposes of this analysis. The Company believes that this presentation facilitates a better understanding of the relevant changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by $483,000, or 24.1%, to $2.5 million in 1996 compared to $2.0 million for

1995. The increase was related to the additional costs incurred to manage the assets and businesses acquired during 1995 and 1996 including Dakota Rail, OTVR, WTLR, PTC, ETC, CCRR, Gettysburg Railway and MNR. Certain corporate overhead was also included in depreciation and amortization in the consolidated statements of income. This depreciation and amortization increased by $51,000, or 213.9%, to $75,000 in 1996 compared to $24,000 in 1995.

RESULTS OF RAILROAD OPERATIONS

         The following discussion reflects the consolidated results of the Company's railroad operations for the years ended December 31, 1996 and 1995. As a result of the acquisitions discussed above, the results of operations for the years ended December 31, 1996 and 1995 are not comparable to the prior years in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         The table below compares the components of the Company's revenues from its railroad operations for the periods shown.

                                                         For the Year Ended
                                  --------------------------------------------------------
                                       December 31, 1996              December 31, 1995
                                  ------------------------        ------------------------
                                      Gross       % Change           Gross        % Change
                                     Revenues    From 1995          Revenues     From 1994
                                  ------------   ---------        -----------    ---------
Transportation revenues           $  9,783,041     44.6%          $ 6,767,530      34.5%

Other revenues                       1,921,160    340.0%              436,586     272.1%
                                  ------------                    -----------

Total revenues                    $ 11,704,201     62.5%          $ 7,204,116      39.9%
                                  ============                    ===========




         TRANSPORTATION REVENUES. Transportation revenues for the year ended December 31, 1996 increased by $3.0 million, or 44.6%, compared to the prior year primarily due the acquisitions which occurred during 1996 and the second half of 1995. WTLR, which was acquired in November 1995, had revenue of approximately $255,000 for the two months ended December 31, 1995 and approximately $1.8 million for 1996, an increase of $1.5 million. Dakota Rail, which was acquired in September 1995, had revenue of approximately $230,000 for the four months ended December 31, 1995 and $590,000 in 1996, an increase of $360,000. CCRR, which was acquired in September 1996, had revenue of approximately $750,000 in 1996. OTVR, which was acquired in October 1996, had revenue of approximately $560,000 in 1996. In addition to the foregoing acquisitions, SCTR's revenue increased by approximately $400,000 due to increased carloads and demurrage earned from certain shippers, offset by a decrease in HESR's revenue of approximately $796,000 due to a reduction in carloads in the second half of 1996 compared to 1995. The transportation revenue per carload increased from $366 in 1995 to $378 in 1996 due primarily to increased rates and divisions of revenue with connecting carriers. Carloads handled by the Company's railroads totaled 25,871 for the year ended December 31, 1996, an increase of 7,366, or 39.8%, compared to 18,505 for the year ended December 31, 1995. The increase was primarily the result of acquisitions of WTLR, whose carloads increased by 3,630 from 1995 to 1996, Dakota Rail, whose carloads increased by 550 from 1995 to 1996, CCRR, whose carloads totalled 1,892 in 1996, OTVR, whose carloads totalled 1,730 in 1996 and ETC, whose carloads totalled 715 carloads in 1996. Additionally, SCTR's carloads increased by 242 in 1996 as compared to 1995. These increases were partially offset by a decrease in HESR's carloads of 1,408 resulting from a decrease in agricultural shipments in the second half of 1996.

         OTHER REVENUES. Other revenues increased by approximately $1.5 million, or 340.0%, from $436,586 for the year ended December 31, 1995 to $1.9 million for the year ended December 31, 1996. Other revenues for 1996 included gains on sales of certain operating assets, rental income and other miscellaneous items of income. The increase was primarily due to the gain of (i) approximately $582,000 from the sale of 22 miles of track and a rail car repair shop in Indiana, (ii) approximately $579,000 from the sale of 30 miles of track in Minnesota, and (iii) approximately $230,000 from the sale of 9 miles of track in Texas. Additionally, during 1996 the Company sold a permanent easement in Michigan for $106,000. Rental income increased as a result of assets acquired in 1995 and 1996.

         OPERATING EXPENSES. The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.

                                                                    For The Year Ended
                                                               --------------------------
                                                   December 31, 1996             December 31, 1995
                                                 ---------------------         -------------------
                                                               % Change                        % Change
                                                   Expenses    From 1995          Expenses     From 1994
                                                 -----------   ---------         ----------    ---------
Maintenance of way                               $ 1,309,976     66.5%          $   786,708     136.3%

Maintenance of equipment                             625,177     33.0%              470,058      36.9%

Transportation                                     2,074,897     34.0%            1,548,084      25.5%

Equipment rental                                     387,834     69.2%              229,218     (24.4%)

Selling, general and administrative                1,381,169     72.4%              801,187       0.0%

Depreciation and amortization                    $   961,383     20.5%          $   797,614      41.0%
                                                 -----------                    -----------

Total operating expenses                         $ 6,740,436     45.5%          $ 4,632,869      29.4%
                                                 ===========                    ===========

         Operating expenses increased by $2.1 million, or 45.5%, from $4.6 million for the year ended December 31, 1995 to $6.7 million for the year ended December 31, 1996. Maintenance of way expenses increased by approximately $520,000, or 66.5%, from $786,708 for the year ended December 31, 1995 to approximately $1.3 million for the year ended December 31, 1996 primarily due to certain acquisitions which occurred in 1996 and the second half of 1995. WTLR, which was acquired November 1, 1995, had maintenance of way expenses of approximately $53,000 for the two months ended December 31, 1995 compared to maintenance of way expenses of approximately $370,000 in 1996, an increase of $317,000. Dakota Rail, which was acquired September 1, 1995, had maintenance of way expenses of approximately $40,000 for the four months ended December 31, 1995 compared to maintenance of way expenses of approximately $150,000 in 1996, an increase of $110,000. CCRR, which was acquired in September 1996, had maintenance of way expenses of approximately $57,000 in 1996. OTVR, which was acquired October 1, 1996, had maintenance of way expenses of approximately $49,000 in 1996. ETC, which was acquired in June 1996, had maintenance of way expenses of approximately $47,000 in 1996. Maintenance of equipment expenses increased by approximately $155,000, or 33.0%, primarily due to certain acquisitions which occurred in the second half of 1995. WTLR, which was acquired November 1, 1995, had maintenance of equipment expenses of approximately $18,000 for the two months ended December 31, 1995 compared to maintenance of equipment expenses of approximately $132,000 in 1996, an increase of $114,000. Transportation expenses increased by approximately $530,000, or 34.0%, primarily due to certain acquisitions which occurred in 1996 and the second half of 1995. WTLR, which was acquired November 1, 1995, had transportation expenses of approximately $71,000 for the two months ended December 31, 1995 compared to transportation expenses of approximately $322,000 in 1996, an increase of $251,000. CCRR, which was acquired in September 1996, had transportation expenses of approximately $144,000 in 1996. Dakota Rail, which was acquired September 1, 1995, had transportation expenses of approximately $34,000 for the four months ended December 31, 1995 compared to transportation expenses of approximately $98,000 in 1996, an increase of $64,000. OTVR, which was acquired October 1, 1996, had transportation expenses of approximately $59,000 in 1996. ETC, which was acquired in June 1996, had transportation expenses of approximately $42,000 in 1996. These increases in transportation expenses were partially offset by a decrease in transportation costs of approximately $28,000 at the Company's railroads in Pennsylvania related to decreased carloads from 1995 to 1996. Equipment rental increased approximately $160,000, or 69.2%, for the period primarily due to an increase of approximately $157,000 in the costs associated with increased carloads from the acquisitions in 1996 and late 1995 and increased car hire expense at SCTR of approximately $82,000, partially offset by decreased costs at HESR of approximately $75,000 due to decreased car loads from 1995 to 1996. Selling, general and administrative expenses increased approximately $580,000, or 72.4%, compared to the prior period. Such increase was due primarily to additional costs of approximately $515,000 related to the acquisitions in 1996 and the second half of 1995.

         Operating expenses, as a percentage of transportation revenue, were 68.9% and 68.5% for 1996 and 1995, respectively. The change was primarily due to higher maintenance of way expenses and equipment rental costs as a percentage of total revenue for certain of the acquisitions. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months.

         OTHER INCOME (EXPENSE). Interest expense increased by approximately $695,000, or 111.7%, from $605,000 for the year ended December 31, 1995 to $1.3 million for the year ended December 31, 1996. The increase is primarily due to the interest expense related to the acquisitions of CCRR (interest of $254,432), OTVR (interest of $77,756), and WTLR (interest of $326,332).

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of the results of operations that follows reflects the results of Kalyn, REC and RailAmerica Financial Services ("RFS") for the years ended December 31, 1996 and 1995. REC and RFS are leasing companies. REC currently leases railroad tank cars, flat cars and locomotives to various railroads and shippers. RFS was merged into REC in November 1996.

COMPARISON OF OPERATING RESULTS OF KALYN FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

         The following table sets forth the income and expense items of Kalyn for the years ended December 31, 1996 and 1995 and the percentage relationship of income and expense items to net sales:

                                                 For the Year Ended                For the Year Ended
                                                  December 31, 1996                 December 31, 1995
                                              ------------------------          -------------------
Net Sales                                     $  13,637,978     100.0%         $17,872,777      100.0%

Cost of Goods Sold                               10,447,827      76.6%          13,398,740       75.0%
                                               ------------                    -----------

Gross Profit                                      3,190,151      23.4%           4,474,037       25.0%

Selling, General and
Administrative expenses                           1,399,646      10.3%           1,383,812        7.7%

Depreciation and amortization                       433,353       3.2%             408,139        2.3%
                                              -------------                    -----------

Income from Operations                            1,357,152       9.9%           2,682,086       15.0%

Other Expenses (net)                                348,430       2.5%             530,789        3.0%
                                              -------------                    -----------

Income Before Taxes                           $   1,008,722       7.4%         $ 2,151,297       12.0%
                                              =============                    ===========

         NET SALES. Net sales consist of trailer sales, part sales and repair income. Net sales decreased by approximately $4.3 million, or 31.6%, from $17.9 million for the year ended December 31, 1995 to $13.6 million for the year ended December 31, 1996. Trailer sales represented approximately 96% of the net sales in both 1996 and 1995. Kalyn sold 547 trailers during 1996 and 875 trailers during 1995. The average price per trailer sold was approximately $24,000 for the year ended December 31, 1996 and approximately $20,000 for the year ended December 31, 1995. Sales to governmental agencies represented 20% and 29% of Kalyn's net sales for 1996 and 1995, respectively. During the first half of 1996, Kalyn was in the process of building 5 prototype trailers in connection with the October 1995 TACOM contract. Full production under the contract began immediately after acceptance by TACOM of the prototypes. The decrease in sales for 1996 compared to 1995 was partially due to the above contract work as well as the federal government budget impasse during the fourth quarter of 1995 and early 1996, which resulted in a suspension of new trailer orders from the government.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $3.0 million, or 28.8%, from $13.4 million for the year ended December 31, 1995 to $10.4 million for the year ended December 31, 1996. Cost of goods sold represented 76.6% of net sales for the year ended December 31, 1996 compared to 75.0% for the comparable period. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers creating greater economies of scale in the production process which results in a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margins than government sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as a relatively larger percentage of sales will be attributable to government agencies as orders are received and processed under the TACOM agreements that were entered into during the fourth quarter of 1995 and first quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs remained fairly constant during 1996 compared to 1995.

         REC AND RFS. Revenue for REC and RFS for the year ended December 31, 1996 increased by $316,037 compared to the prior year as a result of tank car leases and locomotive leases entered into during 1996. Selling, general and administrative expense increased by $108,641 from $35,443 in the year ended December 31, 1995 to $144,084 for the year ended December 31, 1996. The increase was primarily due to costs associated with the management and operation of the tank car leases. Depreciation and amortization expenses also increased to $56,557 in 1996 from $1,907 in the prior period due to the addition of the tank cars and locomotives. Interest expense of $83,570 in 1996 represented interest from financing the purchase of tank cars and locomotives.

RESULTS OF MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATIONS)

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS from February 10, 1995 through December 31, 1996.

         Since the Company's acquisition of Steel City, its financial performance and development have not met the Company's expectations. Accordingly, in March 1997 the

Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad business. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management anticipates selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries during 1997.

                                                                                 For the Period from
                                                For the Year Ended               February 10, 1995 to
                                                December 31, 1996                 December 31, 1995
                                              ------------------------         ------------------------
Transportation revenue                         $  7,216,301     100.0%         $ 5,083,238       100.0%
                                               ------------                    -----------

Direct operating expenses                         6,541,528      90.6%           4,468,306        87.9%

Selling, General and
Administrative expenses                             801,201      11.1%             520,881        10.2%

Depreciation and amortization                       365,088       5.1%             243,755         4.8%
                                               ------------                    -----------

Total operating expenses                          7,707,817     106.8%           5,232,942       102.9%
                                               ------------                    -----------

Operating loss                                      491,516       6.8%             149,704         2.9%

Other expenses (net)                                406,158       5.6%             203,014         4.0%
                                               ------------                    -----------

Net loss before taxes                          $    897,674      12.4%         $   352,718         6.9%
                                               ============                    ===========

         TRANSPORTATION REVENUE - Transportation revenue increased by approximately $2.1 million, or 41.2%, from $5.1 million for the year ended December 31, 1995 to $7.2 million for the year ended December 31, 1996. The increase was primarily due to the increase in miles driven by Steel City carriers during 1996 and the inclusion of RIS operations in 1996. RIS had transportation revenue of $230,266 for 1996 compared to $27,556 for the prior year.

         DIRECT OPERATING EXPENSES - Direct operating expenses increased by approximately $2.0 million, or 44.4%, from $4.5 million for the year ended December 31, 1995 to $6.5 million for the year ended December 31, 1996. Direct operating expenses represented 90.6% of transportation revenue for the year ended December 31, 1996 compared to 87.9% for the period ended December 31, 1995. The increase was due to increased equipment maintenance and repairs, a significant increase in fuel costs from 1995 to 1996 and the unusually extreme winter weather in early 1996. The extreme winter weather caused many roads in Ontario and the northern United States to be closed for extended periods of time, resulting in lost revenue and increased costs.

         GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased slightly as a percentage of transportation revenue for the year ended December 31, 1996 compared to the period ended December 31, 1995. This decrease was due to economies of scale achieved due to increased revenue in 1996.

         OTHER EXPENSE (NET) - Other expenses, net increased by approximately $200,000, or 100%, due primarily to losses from the disposal of certain old equipment of approximately $125,000 and increased interest expense of approximately $100,000.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $2.2 million for the year ended December 31, 1996. However approximately $1.8 million of cash provided by operating activities, net of acquisitions during the period, is attributable to an increase in accounts receivable. The Company's accounts receivable increased from $2.2 million as of December 31, 1995 to $4.6 million as of December 31, 1996 primarily as a result of orders placed by TACOM under requirements contracts with Kalyn, which accounts receivable were collected in early 1997, and accounts receivable related to acquisitions.

         Cash used in investing activities was $5.4 million for the year ended December 31, 1996. One of the Company's main uses of cash during 1996 was for the purchase of property, plant and equipment. Property, plant and equipment increased $28.3 million during 1996 primarily due to the purchase of 131 miles of rail line in the state of Washington, the purchase of 276 miles of rail line in central and northern Minnesota, the purchase of 23 miles of rail line in Pennsylvania, improvements made to the Company's various other rail lines, Kalyn's new plant construction and the acquisition of transportation equipment for the motor carrier and railroad segments, less current depreciation. During late 1995, Kalyn began construction of additional space at its manufacturing facility upon land that it owns to accommodate production under the TACOM agreement. The expansion was completed in 1996. This expansion cost approximately $300,000 and was funded through operating cash flow and advance payments from TACOM.

         The Company's cash provided by financing activities for 1996 was $3.6 million and consisted of the net proceeds from borrowings under the Company's revolving line of credit with the National Bank of Canada, net proceeds of approximately $4.0 million from the issuance of 1,250,000 shares of the Company's common stock in a private placement transaction and $2.34 million received in December 1996 as part of a private placement transaction which was completed in January 1997.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for SCTR, Kalyn, Steel City Carriers, Dakota Rail, WTLR, PTC, ETC, CCRR, MNR, OTVR and Gettysburg Railway. Certain of this indebtedness was refinanced through a $15 million revolving line of credit (the "Revolver") with National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, SGVY, RIS, CCRR, Steel City Carriers, WTLR and OTVR.

         In October 1996, the Company increased the Revolver by $10.0 million. The increased facility bears interest at the rate of 0.5% above prime. The maturity date of the entire $25 million revolver was extended to October 1999.

         On March 3, 1997, the Company received a loan commitment from National Bank of Canada and Comerica Bank N.A. to further increase the Revolver to $40 million. It is anticipated that this additional increase will be finalized in April 1997.

         As of December 31, 1996, the Company had working capital of $5.1 million compared to working capital of $3.0 million as of December 31, 1995. Cash on hand as of December 31, 1996 was $3.9 million compared to $3.5 million as of December 31, 1995. The increase in cash from December 31, 1995 to December 31, 1996 is due primarily to cash received in December 1996 as part of a private placement that was completed in January 1997 and cash received from the sale of track assets in December 1996. The Company's cash flows from operations have historically been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flow will be sufficient for its current and contemplated operations for at least the next twelve months and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $1.5 million and capital expenditures at Kalyn of approximately $100,000. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Company's $25 million revolving line of credit allows acquisition loan advances of up to $20 million for such acquisitions. The Company borrowed $8.9 million under the Revolver in order to fund its acquisition of

ETC and CCRR. In addition, the Company borrowed $4.5 million from Comerica Bank to acquire MNR. It is anticipated that the balance of this loan will be rolled into the increased $40 million Revolver. Upon the closing of the increase in the Revolver, the Company will have approximately $13.5 million available for future acquisitions. As of March 1, 1997, the Company had approximately $3.0 million of availability under the $25 million Revolver.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, Statements of Financial Accounting Standards ("SFAS"_ No. 128 "Earnings Per Share" was issued. SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a duel presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

INFLATION

         Inflation in recent years has not had a significant adverse impact on the Company's operations, and it is not expected to adversely affect the Company in the future unless it increases substantially, and the Company is unable to pass through the increases in its freight rates and trailer prices.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the development of additional transportation-related businesses; the increased usage of the Company's existing rail lines; the development of synergy among the consolidated group; the growth of gross revenues; and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; orders under the TACOM agreements; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies and the development of additional transportation-related businesses; a decline in the market acceptability of trucking or railroad services; the effect of competitive pricing; the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company, the accompanying notes thereto and the independent auditor's report are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. - None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Board of Directors of the Company (sometimes referred to herein as the "Board") is divided into three classes. The directors are elected by the stockholders of the Company for staggered three-year terms, or until their successors are elected and qualified. The current term of the Class I director terminates on the date of the Company's 1999 annual meeting of stockholders; the current term of the Class II directors terminates on the date of the 1997 annual meeting of stockholders; and the current term of the Class III directors terminates on the date of the 1998 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term. Messrs. Donald Redfearn and Charles Swinburn currently serve as Class I directors. Messrs. John Marino, John Sullivan and Robert Toia currently serve as Class II directors, and Messrs. Gary Marino, Richard Rampell and Douglas Nichols currently serve as Class III directors.

         At the July 1996 meeting of the Company's Board of Directors, the Board voted to expand the size of the board. Robert Toia and Douglas Nichols were elected at the Annual Meeting of Shareholders in July 1996 to fill such vacancies.

         The following table sets forth information with respect to the directors and executive officers of the Company.

NAME                          AGE                 POSITION
----                          ---                 --------
Gary O. Marino(1)             52    Chairman of the Board, Chief Executive Officer, President,
                                    Treasurer

John H. Marino(1)             57    Vice Chairman of the Board, Senior Transportation Officer,
                                    Assistant Secretary

Donald D. Redfearn            44    Executive Vice President,  Secretary,
                                    Director

W. Graham Claytor, III        46    Senior Vice President - Rail Group

Robert B. Coward              51    Senior Vice President - Manufacturing Group

John M. Sullivan              72    Director


NAME                          AGE              POSITION
----                          ---              --------


Charles Swinburn                 54    Director

Richard Rampell                  44    Director

Douglas  Nichols                 44    Director

Robert F. Toia                   67    Director

----------------------

(1)  John H. Marino and Gary O. Marino are brothers.

         Pursuant to the terms of the Underwriting Agreement relating to the Company's November 1992 initial public offering, the Representatives of the Underwriters of such offering have the right, until September 1997, to have a designee attend all meetings of the Board of Directors of the Company and to cause the Company to nominate and use its best efforts to obtain election to the Board of Directors of a person designated by the Representatives. Mr. Sullivan was elected to the Board after designation by the Underwriters.

         The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Information concerning the principal occupations and employment of the directors and executive officers of the Company for, at least, the past five years is set forth below.

         GARY O. MARINO - Mr. Marino has been Chairman, a director and Treasurer of the Company since its inception in April 1992, Chief Executive Officer since March 1, 1994 and President since July 1996, and has been Chairman, a director and Treasurer of HESR since 1986. Mr. Marino joined the Company on a full-time basis in March 1994. Mr. Marino was also the Chairman of Huron Transportation Group, Inc. ("HTG") from its inception in 1987 until HTG merged with RailAmerica Services Corporation in December 1993 (the "HTG Merger"). From 1984 until October 1993 Mr. Marino was the Chairman, President and Chief Executive Officer of Boca Raton Capital Corporation ("BRCC"), a publicly-traded venture capital firm. He received his B.A. from Colgate University in 1966 and an M.B.A. from Fordham University in 1973. From 1966 to 1969 Mr. Marino served as an officer with the United States Army Ordnance Corps.

         JOHN H. MARINO - Mr. Marino has been Vice Chairman of the Company since July 1996 and a director of the Company since its inception in April 1992 and has been President and a director of HESR since 1986. Mr. Marino was President and Chief Operating Officer from the Company's inception until July 1996. Mr. Marino was also the President of HTG from its formation in January 1987 until the HTG Merger in December 1993. Prior to founding HESR in 1985, Mr. Marino served as President and Chief Executive Officer of several shortline railroads, as an officer of the Reading Railroad, and with the United States Railway Association, Washington D.C. Mr. Marino received his B.S. in civil engineering from Princeton University in 1961 and his M.S. in transportation engineering from Purdue University in 1963. From 1963 to 1965, Mr. Marino served as an officer with the United States Army Corps of Engineers.

         DONALD D. REDFEARN - Mr. Redfearn has been Executive Vice President, Administration and Secretary of the Company since December 1994. Mr. Redfearn has been an officer and director since the Company's inception in April 1992 and HESR since 1986. Mr. Redfearn joined the Company on a full-time basis in January 1996. Mr. Redfearn was president of Jenex Financial Services, Inc., a financial consulting firm from September 1993 until September 1995. From 1984 until September 1993 Mr. Redfearn served in various capacities at BRCC where he served as Senior Vice President, Assistant Secretary and Treasurer. Mr. Redfearn was also a Vice President of HTG until the HTG merger. He received his B.A. in Business Administration from the University of Miami in Florida and graduated from the School of Banking of the South at Louisiana State University, Baton Rouge, Louisiana.

         W. GRAHAM CLAYTOR, III - Mr. Claytor serves as the Company's Senior Vice President, Rail Group. Mr. Claytor joined the Company in March 1996. Mr. Claytor was Managing Director of Southern Pacific ("SP")'s Plant Rationalization function, charged with selling, leasing and abandoning surplus branch and mainline trackage. Prior to his six-year tenure at Southern Pacific in short line sales, Mr. Claytor served as Superintendent of the Buffalo & Pittsburgh Railroad and as Trainmaster for Norfolk Southern Corporation, and supervised marine terminal operations of the Virginia Maryland Railroad. He received a B.S. degree from Boston University.

         ROBERT B. COWARD - Mr. Coward serves as the Company's Senior Vice President, Manufacturing Group. Mr. Coward served as President and General Manager of Kalyn from 1981, when he arranged the management buyout of the company from its prior stockholders, until the acquisition of Kalyn by RailAmerica. Mr. Coward continued with Kalyn as Vice President and General Manager after RailAmerica acquired Kalyn in 1994. Mr. Coward started with Kalyn as Production Manager in 1968. He was promoted to General Manager in 1969, and has performed all functions related to the Company's government contracting business. Mr. Coward earned his B.S. degree in Industrial Arts from Tarleton State University in 1967.

         JOHN M. SULLIVAN - Mr. Sullivan was elected a director in January 1993. From 1977 until 1981 Mr. Sullivan served, upon appointment by President Carter, as head of the United States Federal Railroad Administration. From 1982 until 1990, Mr. Sullivan was President and Chief Executive Officer of Haug Die Casting, Inc., where he remains as a director. Mr. Sullivan received his B.S. in engineering from the United States Naval Academy and served with the United States Navy as an officer, and ultimately as a carrier aviator, from 1946 until 1954.

         CHARLES SWINBURN - Mr. Swinburn joined the Board of Directors of the Company effective February 1, 1995. Mr. Swinburn is currently a practicing attorney in the Washington, D.C. office of Morgan, Lewis & Bockius, where he specializes in environmental law. From April 1990 through August 1993, Mr. Swinburn served as a consultant to private industry and the government. Prior to that time, Mr. Swinburn served as Vice President of Rollins Environmental Services, Inc. Mr. Swinburn served in various capacities at the U.S. Department of

Transportation, most recently as Deputy Assistant Secretary for Policy and International Affairs. Mr. Swinburn received his B.A. from Princeton University in 1969, his M.B.A. from Harvard Business School in 1971 and his J.D. from the University of Pennsylvania in 1993.

         RICHARD RAMPELL - Mr. Rampell joined the Board of Directors of the Company effective, July 27, 1995. Mr. Rampell, a certified public accountant, is currently the Chief Executive of Rampell and Rampell, P.A., of Palm Beach, Florida. Mr. Rampell is past president of the Palm Beach Tax Institute and a past president of the Florida Institute of CPA's, East Coast Chapter. Mr. Rampell graduated with honors from Princeton University with an AB degree and received his M.B.A. from the Wharton School at the University of Pennsylvania.

         ROBERT TOIA - Mr. Toia was elected a director in July 1996. Mr. Toia was the former President of the Brandywine Valley Railroad, the Upper Merion & Plymouth Railroad and the South Central Florida Railroad. Mr. Toia served as a transportation consultant to the Lukens Steel Company from 1957 until he joined the company as a Supervisor, Traffic and Transportation. From 1967 to 1992, Mr, Toia served in various capacities with Lukens Steel Company, including from 1982 to 1992, as the company's Corporate General Manager, Rail Division where he was responsible for managing Lukens' in-plant railroads. In all, Mr. Toia has over forty years experience in the transportation industry. Mr. Toia completed executive management programs at the University of Michigan and Columbia University. From 1951 to 1953, Mr. Toia served in the Judge Advocate Corps of the United States Army.

         DOUGLAS R. NICHOLS - Mr. Nichols was elected a director in July 1996. Mr. Nichols is a certified public accountant and the founder, President and principal stockholder of First London Securities Corporation, a securities broker-dealer specializing in equity trading and investment banking. From 1989 to 1991, Mr. Nichols was a Vice President with the Dallas, Texas office of Smith Barney and, from 1986 to 1989, was a broker with the Dallas branch of Shearson Lehman Brothers. Mr. Nichols is a member of the National Railway Historical Society. Mr. Nichols received his B.A. from Allegheny College, Meadville Pennsylvania in 1974.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership in common stock of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended December 31, 1996 and with respect thereto, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except a Form 3, covering one transaction, was filed late by Douglas Nichols, a Form 4, covering one transaction, was filed late by W. Graham Clayton, III and a Form 3 and

Form 4, covering two separate transactions, were filed late by Robert Toia.

ITEM 10.  EXECUTIVE COMPENSATION

BOARD OF DIRECTORS COMPENSATION

         During 1995, each director of the Company who was not an employee of the Company received a retainer of $1,000 per month and was paid $500 per Board meeting attended and $400 for each additional day spent on Company business. All directors are reimbursed for reasonable out-of-pocket expenses associated with travel to Board meetings and other Company business.

         Effective March 1, 1996, the compensation for directors that are not employees of the Company changed to a retainer of $2,000 per month, and will be paid $500 for each Board meeting attended and $400 for each committee meeting attended ($600 for the Chairman).

         1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. The Board of Directors of the Company has adopted, effective January 1, 1995, the 1995 Non-Employee Director Stock Option Plan (the "Directors Plan"), under which 250,000 shares of common stock have been reserved for issuance. Pursuant to the Directors Plan, directors of the Company who are not also employees of the Company ("Non-Employee Directors") are granted options to purchase Common Stock. The Directors Plan is administered by the Compensation Committee, the members of which are also participants therein. Subject to the provisions of the Directors Plan, the Compensation Committee has sole discretionary authority to construe, interpret and apply the terms of the Directors Plan, to determine all questions thereunder, and to adopt and amend rules and regulations for the administration thereof as it may deem desirable.

         Under the terms of the Directors Plan, each Non-Employee Director will be granted an option to purchase 50,000 shares of common stock on the date such person is first elected to become a director of the Company. The term of the Directors Plan is ten years from the effective date, after which no further options will be granted thereunder. Options granted under the Directors Plan expire ten years from the date of grant. The exercise price per share of each option granted under the Directors Plan will be the fair market value of the Common Stock on the date prior to the date the option is granted. Options granted under the Directors Plan vest over a period of three years at the rate of one-third annually on each anniversary date of the grant, provided the Non-Employee Director to whom the options are granted continues to serve as a director on each such vesting date.

         As of the date hereof, options to purchase 10,000 shares of the Company's Common Stock have been granted to Donald D. Redfearn under the Directors Plan, at an exercise price of $3.50 per share, options to purchase 50,000 shares of the Company's Common Stock have been granted to Charles Swinburn under the Directors Plan at an exercise price of $4.19 per share, options to purchase 50,000 shares of the Company's Common Stock have been granted to Richard Rampell under the Directors Plan at an exercise price of $4.81 per share and options to purchase 50,000 shares of the Company's Common Stock each have been granted to Robert Toia and Douglas

Nichols at an exercise price of $3.50 per share.

EXECUTIVE COMPENSATION

         The Company entered into employment agreements with each of Messrs. Gary O. Marino and John H. Marino effective as of March 1, 1994. Under Gary Marino's employment arrangement, which provided that he serve as Chief Executive Officer of the Company, he received a base salary of $150,000 from March 1, 1994 through August 31, 1994, $175,000 from September 1, 1994 through December 31, 1994 and $200,000 per year as of January 1, 1995. Mr. Marino's base salary is subject to increase in accordance with the Consumer Price Index, as well as any additional increases in the discretion of the Board of Directors. Commencing January 1, 1996 and January 1, 1997, Gary Marino's base salary was increased to $210,000 and $250,000, respectively. Mr. Marino is also entitled to a $642 monthly car allowance, subject to annual increase in accordance with the Consumer Price Index. Under the arrangement, Gary Marino is entitled to such benefits (including medical, dental, disability and life insurance) as the Company typically provided to its senior executive officers. The arrangement also provides that Mr. Marino receive an annual cash payment in lieu of participating in a retirement benefits plan.

         In addition, Gary Marino's employment arrangement provides that he be issued an aggregate of 50,000 shares of the Company's Common Stock upon the execution of a formal employment agreement. All of these shares were issued to Mr. Marino in July 1995 upon his execution of a written employment agreement. Pursuant to Mr. Marino's employment agreement, Mr. Marino was also granted non-qualified options to purchase an aggregate of 350,000 shares of Common Stock of the Company at varying exercise prices and exercise dates. Options for 87,500 shares of Common Stock at an exercise price of $3.10 and 87,500 shares of Common Stock at an exercise price of $3.40 were immediately exercisable by Mr. Marino upon execution of his written employment agreement. Additional options for 87,500 shares of Common Stock became exercisable under the agreement on March 1, 1996 at an exercise price of $3.75 and options for 87,500 shares of Common Stock became exercisable under the agreement on March 1, 1997 at an exercise price equal of $4.15 per share. All such options have ten year terms from the date they become exercisable. The agreement has an initial term expiring on March 1, 1998, and is subject to automatic one year renewal terms, unless either party notifies the other of non-renewal 180 days prior to the expiration of the current term. In the event Mr. Marino's employment is terminated without cause pursuant to a change in control of the Company, Mr. Marino is entitled to receive as of the date of termination a lump sum equal to 150% of his total compensation in the 12 months prior to the date of termination. The agreement contains certain non-competition provisions applicable to Mr. Marino should he resign from the Company or be terminated with cause.

         John Marino's employment agreement provided for him to serve as President of the Company and its transportation and distribution subsidiaries. Under this agreement, Mr. Marino received a base salary of $120,000 per year for March 1, 1994 through August 31, 1994, $135,000 from September 1, 1994 through December 31, 1994 and $150,000 per year commencing January 1, 1995. Mr. Marino's base salary is subject to increase in accordance with the Consumer Price Index, as well as any additional increases in the discretion of the Board of Directors. Commencing January 1, 1996 and January 1, 1997, John Marino's base salary was increased to $154,200 and $158,828, respectively. Mr. Marino is also entitled to a $642 per month car allowance, subject to annual increase in accordance with the Consumer Price Index. Under the agreement, John Marino is entitled to such benefits (including medical, dental, disability and life insurance) as the Company typically provide for its senior executive officers. The agreement also provides that Mr. Marino receive annual cash payments in lieu of participating in a retirement benefits plan. The agreement has an initial term ending March 1, 1998, and is subject to automatic one year renewal terms, unless either party notifies the other of non-renewal 180 days prior to the expiration of the current term. In the event that Mr. Marino's employment is terminated without cause pursuant to a change in control of the Company, he is entitled to receive as of the date of termination a lump sum equal to 150% of his total compensation in the 12 months prior to the date of termination. The agreement contains certain non-competition provisions applicable to Mr. Marino should he resign from the Company or be terminated with cause.

         The following table sets forth compensation awarded to the Chief Executive Officer of the Company and other executive officers (the "Executive Officers") who, for the fiscal year ended December 31, 1996, received total salary and bonus payments in excess of $100,000. Except as set forth below, no executive officer of the Company had a salary and bonus during the year ended December 31, 1996 that exceeded $100,000 for services rendered in all capacities to the Company.

                                            SUMMARY COMPENSATION TABLE

                                                              Other
Name &                                                        Annual           Long-Term Compensation
Principal Position            Year     Salary     Bonus       Compensation        Award        Payments
------------------            ----     ------     -----       ------------    --------------   --------
Gary O. Marino
Chairman                      1996   $230,000(1)     -          $30,567(2)         N/A            N/A
(Chief Executive Officer)
                              1995   $200,000     $124,034(4)     N/A              N/A            N/A

                              1994   $169,379     $140,000        N/A              N/A            N/A

John H. Marino
(Vice Chairman)               1996   $154,200        -          $31,561(3)         N/A            N/A

                              1995   $150,000      $37,650(5)    15,000            N/A            N/A

                              1994   $137,584     $ 30,000        N/A              N/A            N/A

Donald D. Redfearn            1996   $113,750        -            N/A              N/A            N/A
(Executive Vice President)


----------
                                       34

(1) Includes $20,000 payment in lieu of his participation in a retirement benefits plan.

(2) Includes payment of medical, dental, disability and life insurance benefits of $20,857, car allowance of $7,710 and group 401(k) plan contributions of $1,000.

(3) Includes payment of medical, dental, disability and life insurance benefits of $7,431, car allowance of $7,710 and group 401(k) plan contributions of $1,000, as well as $15,420 pursuant to a deferred compensation plan.

(4) Includes a bonus of 50,000 shares of the Company's Common Stock granted pursuant to Mr. Marino's employment agreement, which bonus was valued at $93,750 as of the date of execution of the agreement in July 1995. Also includes a bonus of $30,284 which was paid to Mr. Marino in 1996 based upon the performance of the Company for the year ended December 31, 1995.

(5) Represents a bonus paid to Mr. John Marino in 1996 based upon the performance of the Company and its transportation subsidiaries for the year ended December 31, 1995.


NONQUALIFIED DEFERRED COMPENSATION TRUST

         Effective January 3, 1997, the Company adopted certain nonqualified deferred compensation plans and established a trust to which the Company will make contributions under the Plans (the "Trust"). In connection with the foregoing, the Company, executed Nonqualified Deferred Compensation Agreements (the "Deferred Compensation Agreement") with Gary O. Marino, the Company's Chairman of the Board, President and Chief Executive Officer and John Marino, the Company's Vice Chairman of the Board, pursuant to which such individuals may defer a percentage of their respective compensation and contribute such amount to their retirement pay. Any amount of compensation or bonus deferred by the employee shall be transferred to the Trust and thereafter be invested and reinvested by trustee and paid to the employee in accordance with the Trust and the Deferred Compensation Agreement. In addition to each employee's requested deferral, the Company shall transfer to the Trust for the employee's benefit each calendar year at least $20,000, which amounts shall be invested and reinvested by the trustee in accordance with the Trust and the Deferral Compensation Agreements. In January 1997, the Company contributed an aggregate of $21,000 to the Trust on behalf of Gary O. Marino which represented amounts deferred by Mr. Marino under his employment agreement for 1995 and 1996. In addition, in January 1997, the Company contributed an aggregate of $30,420 to the Trust on behalf of John H. Marino which represented amounts deferred by Mr. Marino under his employment agreement for 1995 and 1996.

         Information regarding certain options granted to Executive Officers of the Company, is set forth below:

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 INDIVIDUAL GRANTS

                                    NUMBER OF           PERCENT OF
                                   SECURITIES              TOTAL
                                   UNDERLYING          OPTIONS/SARS
                                  OPTIONS/SARS         TO EMPLOYEES          EXERCISE ($/SH)       EXPIRATION
NAME                     YEAR        GRANTED          IN FISCAL YEAR              PRICE               DATE
----                     ----        -------          --------------              -----               ----
Gary  O. Marino          1996        10,000                 3%                   $3.625            Jan 1, 2006

John H. Marino           1996        50,000                 17%                  $3.625            Jan 1, 2006

Donald D. Redfearn       1996        50,000                 17%                   $5.00            Nov 1, 2006


1992 STOCK OPTION PLAN

         The Company maintains a 1992 Stock Option Plan which provides officers, employees and consultants of the Company that are not directors of the Company or 5% stockholders (directly or indirectly) of the Company, with the ability to receive grants of incentive stock options (as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended), and provides such individuals and non-employee directors that are not 5% stockholders with the ability to receive non-qualified stock options. The 1992 Stock Option Plan was approved by the Company's stockholders as of July 1, 1992, and became effective as of such date. The Company has reserved 250,000 shares of Common Stock for the grant of options under the 1992 Stock Option Plan, all of which have been granted and are currently outstanding at an exercise price of $3.50 per share.

BONUS PLAN

         In May 1995, the Board of Directors adopted the Corporate Senior Executive Bonus Plan (the "Bonus Plan") pursuant to which participants in the Bonus Plan shall receive cash bonuses based upon the annual performance of the Company and the its subsidiaries, commencing with the 1995 fiscal year. Bonuses will be paid to designated individuals based on Company's performance on a consolidated basis, the Company's subsidiaries performance or a combination of both.

         Participants in the Bonus Plan which are subsidiary-specific shall receive cash bonuses based upon objective, auditable and performance-related criteria relating to the Company's subsidiaries. No subsidiary-specific participant will be paid a bonus greater than 50% of the salary earned by that participant for the full year. Subsidiary-specific participants will be designated by the Chief Executive Officer subject to ratification by the Compensation Committee. Bonuses paid to participants for consolidated Company performance will be paid from a bonus pool equal to 12% of any pre-tax consolidated income in excess of that amount required to achieve a 12% return on average shareholders' equity. The initial participants in the Bonus Plan to receive awards based on consolidated Company performance were Messrs. Gary Marino, John Marino, Jack Conser, Robert Coward, Larry Bush and Robert Huddleston. Mr. Donald Redfearn and Mr. Rick Jany have been subsequently added to the consolidated bonus plan. No participant will be paid a bonus based on consolidated Company performance greater than the salary earned by that participant for the full year.

1995 STOCK PLANS

         The following plans were approved by the Company's stockholders at the Company's 1995 Annual Meeting, in July 1995:

         1995 STOCK INCENTIVE PLAN. The Board of Directors of the Company has adopted, effective January 1, 1995, a 1995 Stock Incentive Plan (the "Stock Incentive Plan"). Pursuant to the Stock Incentive Plan, key personnel of the Company who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The Stock Incentive Plan is administered by the Compensation Committee. Subject to the provisions of the Stock Incentive Plan, the Compensation Committee has sole discretionary authority to interpret the Stock Incentive Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award. Options granted under the Stock Incentive Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Code, or nonqualified stock options ("NQSOs"). The exercise price of the options is determined by the Compensation Committee at the time the options are granted, subject to a minimum price in the case of ISOs equal to the fair market value of the Common Stock on the date of grant and a minimum price in the case of NQSOs of the par value of the Common Stock.

         The Company has reserved 250,000 shares of Common Stock for issuance under the Stock Incentive Plan. Options to purchase 141,000 and 105,000 shares of the Company's Common Stock were granted January 1, 1995 and January 1, 1996, respective under the Stock Incentive Plan. The January 1, 1995 and 1996 options have exercise prices of $3.50 and $3.625 per share, respectively. Options to purchase 27,500 shares of Common Stock have been exercised and options to purchase 9,500 shares of Common Stock have expired due to certain employees leaving the Company as of March 1, 1997.

         1995 EMPLOYEE STOCK PURCHASE PLAN. The Board of Directors of the Company has adopted, effective January 1, 1995, the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 250,000 shares of Common Stock are reserved for issuance. During the first quarter of 1996, the Company implemented the Stock Purchase Plan. The Stock Purchase Plan, which is designed to qualify under Section 423 of the Code, is designed to encourage stock ownership by employees of the Company. Employees of the Company other than members of the Board of Directors and owners of 5% or more of the Company's Common Stock are eligible to participate in the Stock Purchase Plan, with certain exceptions, if they are employed by the Company for at least 20 hours per week and more than five months per year. No employee is eligible to participate who, after the grant of options under the Stock Purchase Plan, owns (including all shares which may be purchased under any outstanding options) 5% or more of the Company's Common Stock.

         On January 1 of each year ("Enrollment Date"), the Company will grant to each participant an option to purchase on December 31 of each such year ("Exercise Date") at a price determined as described below (the "Purchase Price") the number of shares of Common Stock which his or her accumulated payroll deductions on the Exercise Date will purchase at the Purchase Price. The Purchase Price will be the lesser of (i) a percentage (not less than 85%) of the fair market value of the Common Stock on the Enrollment Date, or (ii) a percentage (not less than 85%) of the fair market value of the Common Stock on the Exercise Date. As soon as practicable after any Exercise Date on which a purchase of shares occurs, the Company will deliver to each participant, a certificate representing the shares purchased, upon exercise of his or her option; however, the Compensation Committee may determine to hold a participant's certificates until the participant ceases participation in the Stock Purchase Plan or requests delivery of the certificates.

         Common Stock of the Company was issued to employees in January 1997 pursuant to the Stock Purchase Plan in an aggregate amount of 17,908 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares and percentage owned of the Company's Common Stock beneficially owned as of March 15, 1997 by
(i) owners of more than five percent of the Common Stock, (ii) each director of the Company, (iii) the President and the Chairman of the Company and each other executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                        NUMBER OF
PRINCIPAL STOCKHOLDERS OTHER                           SHARES OF COMMON          PERCENTAGE
THAN EXECUTIVE OFFICERS OR DIRECTORS                     STOCK OWNED               OWNED (1)
------------------------------------                   ----------------          ------------
Luther King Capital Management Corporation
301 Commerce, Suite 1600
Fort Worth, TX  76102                                    1,040,000                    13.07%

NAME AND ADDRESS OF
EXECUTIVE OFFICER OR DIRECTOR
-----------------------------

Gary O. Marino
301 Yamato Road, Suite 1190
Boca Raton, FL 33431                                       474,500(4)                  5.68%

John H. Marino
RailAmerica, Inc.
King Street Station
Suite 150, 1800 Diagonal Road
Alexandria, VA 22314                                       412,500(2)                  5.15%

Donald D. Redfearn
301 Yamato Road, Suite 1190
Boca Raton, FL  33431                                      122,301(5)                  1.52%

John M. Sullivan
10279 SW Stones Throw Terrace
Palm City, FL 34990                                         51,100(3)                  0.64%

Charles Swinburn
1713 Maple Hill Place
Alexandria, VA  22302                                       51,000(6)                  0.64%

Richard Rampell
122 North County Road
Palm Beach, FL  33480                                       51,000(7)                  0.64%

Douglas Nichols                                            343,000(8)                  4.13%
260 State Street
Dallas, TX  75201

Robert Toia                                                 51,000(9)                  0.64%
574 Broadmoor Court
Sanford, NC  27330


W. Graham Claytor, III
Pier 33 North
San Francisco, CA  94133                                    11,000(10)                 0.14%

Robert Coward
U.S Highway 84 West
Gatesville, TX  76528                                      101,479(11)                 1.26%

All Executive Officers and Directors                     1,668,880                    18.23%



(1) Based on 7,954,387 shares of Common Stock issued and outstanding on the date of the filing hereof. Does not include issuance of 478,729 shares of Common Stock upon exercise of the Company's outstanding, publicly traded Class B Warrants.

(2) Includes options to purchase 50,000 shares of Common Stock at $3.625 per share, pursuant to options granted January 1, 1996 under the Company's 1995 Stock Incentive Plan.

(3) Includes options to purchase 50,000 shares of Common Stock at $3.50 per share, pursuant to options granted in 1993 under the Company's 1992 Stock Option Plan.

(4) Includes options to purchase 40,000 shares of Common Stock at $3.50 per share granted in 1993 under the Company's 1992 Stock Option Plan and 10,000 shares of Common Stock at $3.625 per share granted January 1, 1996 under the 1995 Stock Incentive Plan. Also includes, options to purchase 87,500 shares of Common Stock at $3.10 per share, 87,500 shares of Common Stock at $3.40 per share, 87,500 shares of Common Stock at $3.75 per share and 87,500 shares of Common Stock at $4.15 per share issued pursuant to Mr. Marino's employment agreement.

(5) Includes options to purchase 40,000 shares of Common Stock at $3.50 per share granted to Mr. Redfearn in 1993 under the Company's 1992 Stock Option Plan, options to purchase 10,000 shares of Common Stock at $3.50 per share granted to Mr. Redfearn under the Company's 1995 Non-Employee Directors Stock Option Plan and options to purchase 50,000 shares of Common Stock at $5.00 granted November 1, 1996.

(6) Includes options to purchase 50,000 shares of Common Stock at $4.19 per share granted to Mr. Swinburn as of February 1, 1995, under the Company's 1995 Non-Employee Director Stock Option Plan.

(7) Includes options to purchase 50,000 shares of Common Stock at $4.81 per share granted to Mr. Rampell as of July 27, 1995, under the Company's 1995 Non-Employee Director Stock Option Plan.

(8) Includes options to purchase 50,000 shares of Common Stock at $3.50 per share granted to Mr. Nichols as of July 24, 1996, under the Company's 1995 Non-Employee Director Stock Option Plan. Also includes, warrants to purchase 125,000 shares of Common Stock at $4.60 per share and warrants to purchase 167,000 shares of Common Stock at $5.75 per share owned by First London Securities Corporation. Mr. Nichols is President and principal shareholder of First London Securities Corporation.

(9) Includes options to purchase 50,000 shares of Common Stock at $3.50 per share granted to Mr. Toia as of July 24, 1996, under the Company's
         1995 Non-Employee Director Stock Option Plan.

(10) Includes options to purchase 10,000 shares of Common Stock at $3.65 granted to Mr. Clayton as of March 15, 1996.

(11) Includes a $225,000 convertible subordinated note, which is currently convertible into Common Stock at $2.25 per share (100,000 shares of common stock).

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Donald Redfearn and Jenex Financial Corporation, a company in which he was a principal shareholder, received $72,000 in fees during 1995 for consulting services performed for the benefit of the Company and its subsidiaries.

         First London Securities Corporation ("First London"), of which Douglas Nichols is President and principal shareholder, served as the exclusive placement agent for the Company's private placement which closed in September 1996 and also the Company's private placement which closed in January 1997. First London received as part of the September 1996 private placement a $225,000 placement fee, $45,000 nonaccountable expense fee and warrants exercisable in one-year to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. First London received as part of the January 1997 private placement a $375,750 placement fee, $75,150 nonaccountable expense fee and warrants exercisable in one-year to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share.

         The Company believes that all of the transactions described above are on terms comparable to those that might have been obtained from unaffiliated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith (each management contract or compensatory plan or arrangement included below is designated as an "Executive Compensation Plan or Arrangement"):

       3.1    Amended and Restated Articles of Incorporation of Registrant, as amended(10)
       3.2    By-laws of Registrant(1)
       4.2    Class B Warrant(2)
       4.3    Unit Purchase Warrant(2)
       4.4    Series A Convertible Subordinated Debentures(8)
     10.14    RailAmerica, Inc. 1992 Stock Option Plan(1)+
     10.23    Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad
              Corporation, South Central Tennessee Railroad Company, Inc. and Charter
              Financial, Inc., dated as of December 31, 1993.(5)
     10.24    Lease Agreement between South Central Tennessee Railroad Authority and South
              Central Tennessee Railroad Company, Inc. dated October 16, 1984.(3)
     10.32    Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994.(11)
     10.33    Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc.




              dated February 6, 1995.(11)
     10.35    Employment Agreement between Robert B. Coward and Kalyn Siebert,
              Incorporated.(6)
     10.36    Loan documents in connection with RailAmerica's acquisition of the assets of
              Steel City Truck Lines Limited(7)
     10.37    Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brian
              E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and
              Dakota Rail, Inc.(8)
     10.38    Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and
              RailAmerica, Inc., RailAmerica Services Corporation and Huron & Eastern
              Railway Company, Inc.(8)
     10.39    Loan Agreement, dated September 29, 1995, by and between
              RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica
              Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel
              City Carriers, Inc., Saginaw Valley Railway Company, Inc.,
              Huron & Eastern Railway Company, Inc. and National Bank of
              Canada(10)
     10.40    Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves,
              Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO
              Corporation and RailAmerica, Inc.(9)
     10.41    Employment Agreement between Gary O. Marino and RailAmerica, Inc.(10)+
     10.42    Employment Agreement between John H. Marino and RailAmerica, Inc.(10)+
     10.43    Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc.
              and Gary O. Marino(10)+
     10.44    RailAmerica, Inc. 1995 Stock Incentive Plan(10)+
     10.45    RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(10)
     10.46    RailAmerica, Inc. 1995 Employee Stock Purchase Plan(10)
     10.47    RailAmerica, Inc. Corporate Senior Executive Bonus Plan(10)+
     10.49    Purchase and Sale Agreement dated November 30, 1995, by and between CSX
              Transportation, Inc. and Saginaw Valley Railway Company, Inc.(11)
     10.50    Stock Repurchase Agreement dated October 1, 1995 by and between
              RailAmerica, Inc. and the holders of all the issued and outstanding shares of the
              Company's Preferred Stock.(11)
     10.51    Asset Purchase Agreement dated January 26, 1996 by and between
              Temco Corporation and RailAmerica Equipment Corporation(11)
     10.52    Agreement of Sale dated July 18, 1996 by and between the
              Commonwealth's Department of Transportation and Delaware
              Valley Railway Company, Inc., a wholly-owned subsidiary of
              RailAmerica, Inc.(12)
     10.53    Agreement entered into by and between R. Frank Unger, Trustee of Sagamore
              National Corporation, Indiana HiRail Corporation and RailAmerica, Inc.(12)
     10.54    Asset Purchase Agreement, dated August 5, 1996, by and among
              Burlington Northern Railroad Company and Cascade and Columbia
              river Railroad Company, a subsidiary of RailAmerica, Inc.(13)
     10.55    Confidential Private Placement Memorandum dated September 20, 1996(14)
     10.56    Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter
              Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(15)
     10.57    Commitment letter relating to $40,000,000 Revolving Line of Credit/Term Loan




              Facility, dated March 3, 1997, by and between National Bank of
              Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert,
              Incorporated, RailAmerica Intermodal Services, Inc.,
              RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw
              Valley Railway Company, Inc., Huron and Eastern Railway
              Company, Inc., West Texas and Lubbock Railroad Company, Inc.,
              Plainview Terminal Company, Cascade and Columbia River
              Railroad Company, Inc., Minnesota Northern Railroad Company,
              Inc. and Delaware Valley Railway Company, Inc.
     10.58    Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern
              Railroad, Inc.
     10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust+
     10.60    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
              Gary O. Marino+
     10.61    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
              John H. Marino+


     11       Computation of Per Share Earnings
     21       Subsidiaries of Registrant
     27       Financial Data Schedule (for SEC use only).


(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.
(2) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 3 on Form SB-2, dated November 25, 1994, Registration No. 33-49026.
(3) Incorporated by reference to the same exhibit number filed as part of the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1993.
(4) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 4 on Form SB-2, dated December 14, 1994, Registration No. 33-49026.
(5) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1993, filed with the Securities and Exchange Commission on April 15, 1994.
(6) Incorporated by reference to the same exhibit number filed as a part of the Registrant's Post-Effective Amendment No. 2 on Form SB-2, dated October 17, 1994, Registration No. 33-49026.
(7) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.
(8) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 9, 1995.

(9) Incorporated by reference to the exhibit number 2.1 filed as part of the Company's Form 8-K as of November 1, 1995, filed with the Securities and Exchange Commission on November 3, 1995.
(10) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.
(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 12, 1996.
(12) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended July 30, 1996, filed with the Securities and Exchange Commission on August 12, 1996
(13) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of September 6, 1996, filed with the Securities and Exchange Commission on September 12, 1996.
(14) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.
(15) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the last quarter of fiscal year 1996:

         1. A Form 8-K dated September 30, 1996, was filed on October 17, 1996, as a result of completing a Private Placement of 1,250,000 shares of the Company's common stock.

         2. A Form 8-K dated October 11, 1996, was filed on October 25, 1996, as a result of completing the purchase of all of the outstanding stock of Otter Tail Valley Railroad, Inc. for $4.25 million.

         3. A Form 8-K/A amending Form 8-K, dated October 11, 1996, was filed on December 11, 1996, to disclose both the financial statements of the Otter Tail Valley Railroad, Inc., which was acquired by the Company, and the Company's financial statements following the acquisition. The following is a list of financial statements that were filed:

         (a)      Financial Statements of Otter Tail Valley Railroad

                  Independent Auditor's Report on 1995 and 1994 Financial Statements

                  Balance Sheets as of December 31, 1995 and 1994

                  Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994

                  Statements of Income for the years ended December 31, 1995 and 1994

                  Notes to the 1995 and 1994 financial statements

                  Unaudited Balance Sheet as of  September 30, 1996

                  Unaudited Statement of Income for the nine and three months ended September 30, 1996

                  Unaudited Statement of Cash Flows for the nine months ended September 30, 1996

         (b)      Pro Forma Financial Statements

                  Pro Forma Consolidated Balance Sheet as of September 30, 1996

                  Pro Forma Consolidated Statement of Income for the nine months ended September 30, 1996

                  Pro Forma Consolidated Statement of Income for the year ended December 31, 1995

                  Notes to Pro Forma Consolidated Financial Statements

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RAILAMERICA, INC.

                             By:     /s/  Gary O Marino
                                     ---------------------------------------
                                     Gary O. Marino, Chief Executive Officer

                             By:     /s/  Larry W. Bush
                                     ---------------------------------------
                                     Larry W. Bush, Controller
                                     (Principal Accounting Officer)


Dated  March 31, 1997

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

         Signatures                     Title                                                      Date
         ----------                     -----                                                      ----
/s/ Gary O. Marino                      Chairman, President, Chief Executive                     March 31, 1997
-----------------------------           Officer and Director (Principal Financial Officer)
Gary O. Marino

/s/ John H. Marino                      Vice Chairman/Sr. Transportation Officer                 March 31, 1997
-----------------------------           and Director
John H. Marino

/s/ Donald D. Redfearn                  Executive Vice President, Secretary                      March 31, 1997
-----------------------------           and Director
Donald D. Redfearn

/s/ Douglas R. Nichols                  Director                                                 March 31, 1997
-----------------------------
Douglas R. Nichols

/s/ Richard Rampell                     Director                                                 March 31, 1997
-----------------------------
Richard Rampell

/s/ Charles Swinburn                    Director                                                 March 31, 1997
-----------------------------
Charles Swinburn

/s/ John M. Sullivan                    Director                                                 March 31, 1997
-----------------------------
John M. Sullivan

/s/ Robert F. Toia                      Director                                                 March 31, 1997
-----------------------------
Robert F. Toia


EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS

PRIMARY EARNINGS PER SHARE FOR THE YEAR ENDED DECEMBER 31, 1995

Net earnings attributable to common shares:
     Net income                                        $   868,333
     Deemed dividend on redemption of convertible
         preferred stock                                  (666,665)
                                                       -----------
     Net earnings attributable to common shares        $   201,668
                                                       ===========

Actual weighted average shares outstanding               4,554,285

Primary earnings per share                             $      0.04
                                                       ===========

FULLY DILUTED EARNINGS PER SHARE FOR THE YEAR ENDED DECEMBER 31, 1995

Net earnings attributable to common shares:
     Net income                                        $   868,333
     Deemed dividend on redemption of convertible
         preferred stock                                  (666,665)
                                                       -----------
     Net earnings attributable to common shares        $   201,668
                                                       ===========

Actual weighted average shares outstanding               4,554,285

Fully diluted earnings per share                       $      0.04
                                                       ===========



EXHIBIT 21 - SUBSIDIARIES OF REGISTRANT

Subsidiary and Name Under Which Subsidiary Does Business                                State of Incorporation
--------------------------------------------------------                                ----------------------
Cascade and Columbia River Railroad Company, Inc.                                       Delaware
Dakota Rail, Inc.                                                                       South Dakota
Delaware Valley Railway Company, Inc.                                                   Delaware
Evansville Terminal Company                                                             Delaware
Florida Rail Lines, Inc.                                                                Delaware
Gettysburg Scenic Rail Tours, Inc.                                                      Delaware
Huron and Eastern Railway Company, Inc.                                                 Michigan
Huron Distribution Services, Inc.                                                       Delaware
Kalyn/Siebert Incorporated                                                              Texas
Minnesota Northern Railroad, Inc.                                                       Delaware
Otter Tail Valley Railroad Company, Inc.                                                Minnesota
Plainview Terminal Company                                                              Texas
Prairie Holding Corporation                                                             Florida
RailAmerica de Chile, S.A.                                                              Chile
RailAmerica Carriers, Inc.                                                              Ontario, Canada
RailAmerica Equipment Corporation                                                       Delaware
RailAmerica Intermodal Services, Inc.                                                   Delaware
Saginaw Valley Railway Company, Inc.                                                    Delaware
South Central Tennessee Railroad Corporation                                            Delaware
Steel City Carriers, Inc.                                                               Ontario, Canada
U.S. Rail Lines, Inc.                                                                   Delaware
West Texas and Lubbock Railroad Company, Inc.                                           Texas




                       RAILAMERICA, INC. AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS

                                     -------



The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 7:

                                                                            PAGES
                                                                            -----
Report of Independent Accountants                                            F-2

Consolidated Balance Sheets - December 31, 1996 and 1995                     F-3

Consolidated Statements of Income - Years Ended
       December 31, 1996 and 1995                                            F-4

Consolidated Statement of Stockholders' Equity - Years
       Ended December 31, 1996 and 1995                                      F-5

Consolidated Statements of Cash Flows - Years Ended
       December 31, 1996 and 1995                                            F-6

Notes to Consolidated Financial Statements                               F-7 - F-28


                       Report of Independent Accountants
                       ---------------------------------



To the Shareholders of
RailAmerica, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of RailAmerica, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RailAmerica, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Coopers & Lybrand LLP


West Palm Beach, Florida
March 21, 1997

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995



                                                                           1996           1995
                                                                           ----           ----
                               ASSETS
Current assets:
  Cash                                                                  $  3,879,972    $  3,488,866
  Restricted cash                                                               --           175,000
  Accounts receivable                                                      4,575,958       2,194,828
  Inventories                                                              3,104,555       3,360,838
  Other current assets                                                       462,867         415,870
  Deferred income taxes                                                         --           329,000

                                                                        ------------    ------------
        Total current assets                                              12,023,352       9,964,402

Property, plant and equipment, net                                        54,148,966      25,547,541

Other, net                                                                 2,426,615       1,519,827

Excess of cost over net assets of companies acquired, net                  2,965,853       3,032,192

                                                                        ------------    ------------
        Total assets                                                    $ 71,564,786    $ 40,063,962
                                                                        ============    ============



               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                  $  1,752,926    $    969,929
  Current maturities of subordinated debt                                    212,392       1,879,057
  Accounts payable                                                         3,162,953       2,093,740
  Income taxes payable                                                       105,538         560,788
  Accrued expenses                                                         1,706,201       1,420,227

                                                                        ------------    ------------
        Total current liabilities                                          6,940,010       6,923,741
                                                                        ------------    ------------
Long-term debt, less current maturities                                   38,401,119      17,181,288
                                                                        ------------    ------------
Subordinated debt, less current maturities                                 3,477,882       3,690,274
                                                                        ------------    ------------
Deferred income taxes                                                      6,753,668       3,120,000
                                                                        ------------    ------------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value,
  1,000,000 shares authorized                                                   --              --
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares
     authorized; 6,125,410 and 4,848,991 issued at
     December 31, 1996 and 1995; 5,888,410 and 4,658,991
     outstanding at December 31, 1996 and 1995                                 6,125           4,849
  Additional paid-in capital                                              11,773,036       7,599,313
  Common stock subscribed                                                  2,340,000            --
  Retained earnings                                                        2,944,774       2,439,895
  Cumulative translation adjustment                                           67,441          70,355
  Less treasury stock (237,000 and 190,000
    shares at cost, respectively)                                         (1,139,269)       (965,753)

                                                                        ------------    ------------
        Total stockholders' equity                                        15,992,107       9,148,659
                                                                        ------------    ------------
                                                                        $ 71,564,786    $ 40,063,962
                                                                        ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the years ended December 31, 1996 and 1995

                                                                      1996           1995
                                                                      ----           ----
Operating revenues:
  Transportation - railroad                                     $   9,783,041      $ 6,767,530
  Manufacturing                                                    13,637,978       17,872,777
  Other                                                             2,237,222          437,797
                                                                 ------------      -----------
                                                                   25,658,241       25,078,104
                                                                 ------------      -----------
Operating expenses:
  Transportation - railroad                                         4,397,884        3,034,068
  Cost of goods sold - manufacturing                               10,447,827       13,398,740
  Selling, general and administrative                               5,413,153        4,225,949
  Depreciation and amortization                                     1,526,510        1,231,622
                                                                 ------------      -----------
                                                                   21,785,374       21,890,379
                                                                 ------------      -----------

        Operating income                                            3,872,867        3,187,725

  Interest expense                                                 (2,078,383)      (1,277,837)

  Other (expense) income                                               (8,642)         166,654

                                                                 ------------     ------------
        Income from continuing operations before
            income taxes                                            1,785,842        2,076,542
 Provision for income taxes                                           705,405          950,299
                                                                 ------------     ------------
        Income from continuing operations                           1,080,437        1,126,243
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $322,000 and $172,000, respectively)                 (575,558)        (257,910)
             Net Income                                          $    504,879     $    868,333
                                                                 ============     ============



Net earnings attributable to common
    shares                                                       $    504,879     $    201,668
                                                                 ============     ============
Primary earnings per common share
    Continuing operations                                        $       0.22     $       0.10
    Discontinued operations                                             (0.12)           (0.06)
                                                                 ------------     ------------
        Net income                                               $       0.10     $       0.04
                                                                 ============     ============

Fully diluted earnings per common share
    Continuing operations                                        $       0.22     $       0.10
    Discontinued operations                                             (0.12)           (0.06)
                                                                 ------------     ------------
        Net income                                               $       0.10     $       0.04
                                                                 ============     ============

Weighted average common shares outstanding:
    Primary                                                         4,966,296        4,554,285
                                                                 ============      ===========
    Fully Diluted                                                   4,966,296        4,554,285
                                                                 ============      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1996 and 1995


                                                                                 Stockholders' Equity
                                 ---------------------------------------------------------------------------------------------------
                                             Additional       Common                     Cumulative
                                   Par         Paid-in        Stock        Retained      Translation   Treasury
                                  Value        Capital      Subscribed     Earnings       Adjustment     Shares        Total
                                  -----        -------      ----------     --------       ----------     ------        -----
Balance, January 1, 1995          $3,679     $ 4,132,325    $     --      $ 2,271,560     $   --      $      --      $  6,407,564

Net Income                          --              --            --          868,333         --             --           868,333

Issuance of common stock           1,170       3,466,988          --             --           --             --         3,468,158

Purchase of treasury stock          --              --            --             --           --         (965,753)       (965,753)

Preferred stock dividends           --              --            --          (33,333)        --             --           (33,333)

Cumulative translation              --              --            --             --         70,355           --            70,355

Redemption of preferred stock       --              --            --         (666,665)        --             --          (666,665)

                                  ------     -----------    ----------    -----------     --------    -----------    ------------
Balance, December 31, 1995         4,849       7,599,313          --        2,439,895       70,355       (965,753)      9,148,659

Net income                          --              --            --          504,879         --             --           504,879

Issuance of common stock           1,264       4,128,735          --             --           --             --         4,129,999

Purchase of treasury stock          --              --            --             --           --         (173,516)       (173,516)

Exercise of stock options             12          44,988          --             --           --             --            45,000

Subscription of common stock        --              --       2,340,000           --           --             --         2,340,000

Cumulative translation              --              --            --             --         (2,914)          --            (2,914)
                                  ------     -----------    ----------    -----------     --------    -----------    ------------

Balance, December 31, 1996        $6,125     $11,773,036    $2,340,000    $ 2,944,774     $ 67,441    $(1,139,269)   $ 15,992,107
                                  ======     ===========    ==========    ===========     ========    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995

                                                                                  1996             1995
                                                                                  ----             ----
Cash flows from operating activities:
  Net income                                                                $    504,879      $    868,333
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            2,047,684         1,840,298
      Sale of properties                                                         455,932           185,755
      Write off of deferred acquisition costs                                    138,010            92,526
      Employee stock grants                                                       48,554           109,571
      Deferred income taxes                                                      263,668            61,533
      Forgiveness of debt                                                        (20,576)             --
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                   (1,816,862)          668,086
        Inventories                                                              291,825          (678,959)
        Other current assets                                                     (41,203)         (151,486)
        Note receivable                                                           21,312            15,121
        Accounts payable                                                       1,031,238           459,616
        Income taxes payable                                                    (455,250)          444,788
        Accrued liabilities                                                     (128,307)          (68,859)
        Deposits and other                                                      (135,165)          (91,185)
                                                                            ------------      ------------
          Net cash provided by operating activities                            2,205,739         3,755,138
                                                                            ------------      ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                                  (4,487,909)       (2,549,199)
  Acquisition of Steel City                                                         --            (993,423)
  Acquisition of Dakota Rail, Inc. net of cash acquired                             --          (1,530,254)
  Acquisition of West Texas and Lubbock Railroad                                    --            (274,000)
  Acquisition of Otter Tail Valley Railroad, net of cash acquired               (103,908)             --
  Deferred acquisition costs and other                                          (825,026)         (188,156)
                                                                            ------------      ------------
          Net cash used in investing activities                               (5,416,843)       (5,535,032)
                                                                            ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases                 10,033,070        34,533,216
  Principal payments on debt and capital leases                              (12,503,210)      (30,842,067)
  Sale of common stock                                                         6,466,445         2,383,209
  Purchase of treasury stock                                                    (173,516)         (965,753)
  Preferred stock dividends paid                                                    --             (50,000)
  Decrease in restricted cash                                                    175,000           290,000
  Deferred financing costs                                                       (98,741)         (106,704)
  Deferred loan costs                                                           (296,838)         (443,355)
                                                                            ------------      ------------
          Net cash provided by financing activities                            3,602,210         4,798,546
                                                                            ------------      ------------

Net increase in cash                                                             391,106         3,018,652
Cash, beginning of period                                                      3,488,866           470,214
                                                                            ------------      ------------
Cash, end of period                                                         $  3,879,972      $  3,488,866
                                                                            ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                  $  2,377,474      $  1,369,430
                                                                            ============      ============

    Cash paid during the year for income taxes                              $    602,154      $    202,575
                                                                            ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

         The Company is a multi-modal transportation company that was incorporated in Delaware on March 31, 1992. The Company historically has developed short-line and regional railroads formed primarily through the acquisition of branch and light density rail lines from larger railroads. During 1994, the Company expanded its operations in the transportation area through its acquisition of Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of truck trailers located in Gatesville, Texas and during 1995 through its acquisition of Steel City Carriers, Inc. ("Steel City"), a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Steel City's functional currency is the Canadian dollar. Steel City has been included in discontinued operations, see note 2.

         The Company's principal operations include rail transportation and manufacturing. The Company hauls varied products for its customers corresponding to their local operating areas, primarily agricultural commodities in Michigan and Texas. The Company's production facility, in Texas, manufactures a broad range of specialty truck trailers which are marketed to a customer base from the private, commercial and government sectors.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Inventories

         Inventories are stated at the lower of cost or market, net of advances related to materials acquired, with cost determined using the average cost method.

         Revenue Recognition

         Transportation

         The Company recognizes transportation revenue after services are provided. For the years ended December 31, 1996 and 1995, approximately 51% and 80%, respectively, of the Company's railroad transportation revenue was derived from interchanging traffic with CSX and for the year ended December 31, 1996, approximately 34% from interchanging traffic with Burlington Northern Sante Fe.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Commercial Trailer Sales

         The Company recognizes revenue from the commercial (non-governmental) sale of trailers when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, the Company receives full payment for a trailer. At that time, the Company issues a certificate of title or statement of origin to the customer and revenue is recognized. In these cases, the customer has made a fixed, written commitment to purchase, the trailer has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer until the customer determines the most economical means of taking possession. In such cases, the Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. Trailers are built to customer specifications and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

         Governmental Trailer Sales

         The Company recognizes revenue from the sale of trailers to governmental agencies when title and risks of ownership are transferred, which is upon completion, inspection and acceptance of trailers by the governmental agency. At that time, the governmental agency has made a fixed written commitment to purchase in the form of a contract, the trailer has been completed and is available for pick-up or delivery, and the governmental agency has requested the Company to hold the trailer until the governmental agency determines the appropriate means of taking possession. The Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. The trailers are built to the government's specifications pursuant to a written contract and are inspected and accepted for delivery by the governmental agency. The contract terms provide for prepayments by the government of up to 90% of the trailer's cost. These prepayments are recorded as advances against the inventory.

         Sales to governmental agencies represented 20% and 29% of the Company's manufacturing revenue for the years ended December 31, 1996 and 1995, respectively.

         Concentration of Credit Risk

         The Company maintains its cash in demand deposit accounts which at times may exceed FDIC insurance limits. As of December 31, 1996, the Company had approximately $3.3 million of cash in excess of FDIC insurance limits.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Property, Plant and Equipment

         Property, plant and equipment are recorded at historical cost. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition. Improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on sales and retirements of properties are included in the determination of the results of operations.

         Depreciation has been computed using the straight-line method for financial reporting purposes based on estimated useful lives as follows:

         Railroad track and improvements                           3-30 years
         Buildings and improvements                               20-33 years
         Locomotives, transportation and other equipment           5-15 years

         The Company re-evaluated the estimated remaining useful lives of its property, plant and equipment during 1996 and made an adjustment in the fourth quarter of $280,000 to reduce depreciation.

         Deferred Loan Origination Costs and Deferred Acquisition and Other
         Costs

         Deferred loan origination costs are being amortized utilizing the interest method over the term of the respective term loans.

         Deferred acquisition and other costs include costs incurred associated with the investigation of potential acquisitions and also costs related to capital raising. These costs will be allocated to the assets acquired and liabilities assumed upon consummation of successful acquisitions or against the proceeds received from capital raised. Costs related to potential acquisitions are charged to operations in the quarter in which the investigation of, or negotiation with, the potential acquisition candidate is terminated.

         Income Taxes

         The Company utilizes the liability method of accounting for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

         Excess of Cost Over Net Assets of Companies Acquired

         The acquisitions of Kalyn and Steel City resulted in purchase price in excess of the fair market value of net assets acquired in the amounts of approximately $2.5 million and $0.9 million, respectively, which are reflected in the balance sheet at December 31, 1996 and 1995, net of accumulated amortization. The amounts are being amortized on a straight-line basis over twenty years. The Company periodically evaluates the carrying value and the periods of amortization based on the current and expected future cash flows of the entities giving rise to the excess of cost over net assets acquired. Amortization expense related to the excess of cost over net assets of companies acquired for the years ended December 31, 1996 and 1995 are $190,348 and $156,216.

         Earnings per Common Share

         For the year ended December 31, 1996, primary earnings per common share is based on the weighted average number of common shares outstanding during the year. The stock options and warrants outstanding are anti-dilutive and have been excluded from weighted average number of common shares outstanding. Fully diluted earnings per share was computed, in addition to the above computation using the higher of the average market price or the end of the year market price. Assumed conversion of the convertible subordinated notes payable is anti-dilutive and has been excluded from the weighted average shares outstanding.

         For the year ended December 31, 1995, earnings per common share is based on the weighted average number of common shares outstanding during the year. The stock options and warrants outstanding are anti-dilutive and have been excluded from weighted average number of common shares outstanding. On October 1, 1995, the Company was notified by the shareholders of its redeemable convertible preferred stock of their intent to convert such stock. As part of an overall plan to acquire its common stock at favorable prices, the Company redeemed the convertible preferred stock at 97.5% of the then market value of the underlying common stock ($1,666,665). The excess of the redemption price over the book value of the preferred stock was considered a non-recurring deemed dividend which reduced 1995 net income available to common shareholders by $666,665 or $0.14 per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Profit Sharing Plan

         The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees contribution up to a maximum annual contribution of $1,000 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing six years of service. Employer contributions during the years ended December 31, 1996 and 1995 were approximately $61,000 and $48,000, respectively.

         Recent Accounting Pronouncements

         In February 1997, Statements of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" is applicable to the Company in fiscal 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the financial statements of the Company.

         Reclassifications

         Certain 1995 amounts have been reclassified to conform to the presentation adopted in 1996.

 2.      DISCONTINUED OPERATIONS:

         In March 1997, the Company adopted a formal plan to discontinue its motor carrier division. The motor carrier division consists of Steel City Carriers and RailAmerica Intermodal Services, both wholly-owned subsidiaries of the Company. As part of the plan, the Company intends to sell the stock or assets of the subsidiaries. Revenues for the motor carrier division for the years ended December 31, 1996 and 1995 were $7.2 million and $5.1 million, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 2.      DISCONTINUED OPERATIONS, continued

         The assets and liabilities of the discontinued operations consist of the following as of December 31, 1996:

         Accounts receivable                              $  764,955
         Inventory                                           127,673
         Other current assets                                 60,254
         Property, plant and equipment, net                4,126,418
         Other assets                                      1,085,587
                                                          ----------
                 Total assets                             $6,164,887

         Accounts payable                                 $  541,730
         Accrued liabilities                                 371,410
         Long-term debt                                    3,267,880
         Deferred income taxes                               488,599
                                                          -----------
                 Total liabilities                        $4,669,619

 3.      ACQUISITIONS:

         On October 11, 1996, the Company, through its wholly-owned subsidiary Dakota Rail, Inc. ("Dakota"), completed the purchase of all of the outstanding stock of Otter Tail Valley Railroad, Inc. ("OTVR"). The acquisition was accounted for as a purchase. Accordingly, the purchase price, which amounted to approximately $4.25 million, was allocated to the assets acquired and liabilities assumed, based on the fair values of the assets acquired at the date of acquisition. The results of OTVR have been consolidated with those of the Company commencing as of October 1, 1996.

         On February 10, 1995, the Company, through its subsidiaries RailAmerica Intermodal Services, Inc. and RailAmerica Carriers, Inc., completed the purchase of substantially all of the assets and business of Steel City Truck Lines Limited ("SCTL"). The acquisition was accounted for as a purchase. Accordingly, the purchase price, which amounted to approximately $2.3 million was allocated to the assets acquired and liabilities assumed, based on the fair values of the assets acquired at the date of acquisition. The results of SCTL have been consolidated with those of the Company commencing as of the date of the acquisition. The results of SCTL have been included in discontinued operations in the statements of income.

         Effective August 31, 1995, the Company acquired all of the outstanding stock of Prairie Holding Corporation ("PHC") which owns Dakota. The purchase price was approximately $1.6 million paid in cash. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the fair values of the assets acquired at the date of acquisition. The results of PHC and Dakota have been consolidated with those of the Company commencing as of the date of acquisition.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 3.      ACQUISITIONS, continued

         On November 1, 1995, the Company acquired substantially all of the assets of the Seagraves, Whiteface and Lubbock Railroad Company and the Floydada and Plainview Railroad Company from Chicago-based American Railway Corporation. The Company, in connection with the purchase, formed two new wholly-owned subsidiaries, West Texas and Lubbock Railroad Company, Inc. ("WTLR") and Plainview Terminal Company ("PTC"). The acquisitions were accounted for as purchases. Accordingly, the purchase price, which amounted to approximately $4.6 million including costs, was allocated to the assets acquired based on the fair values of the assets acquired at the date of acquisition. The results of WTLR and PTC have been consolidated with those of the Company commencing as of the date of the acquisitions.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                                      1996             1995
                                                                      ----             ----
         Transportation and other revenues                         $27,234,618     $29,543,732
         Income from continuing operations before income taxes     $ 2,013,019     $ 2,743,668
         Net income                                                $   650,256     $ 1,473,416
         Net income per share                                      $       .13     $       .18


         The significant adjustments related to the above years represent the inclusion of depreciation differences on the revaluation of property, plant and equipment, additional interest expense based on an increase in long-term obligations, amortization of intangible assets and the related income tax effects.

 4.      INVENTORIES:

         Inventories consist of the following as of December 31, 1996 and 1995:

                                                           1996               1995
                                                        -----------      ---------
         Raw materials                                  $ 2,284,683      $1,737,683
         Work in process                                    635,780         642,265
         Finished goods                                     881,817         771,842
         Replacement or repair parts for equipment
            and road property                               381,309         209,048
                                                        -----------      ----------
                                                          4,183,589       3,360,838
         Less, advances related to materials             (1,079,034)           --
                                                        -----------      ----------
         Inventories in excess of contract advances     $ 3,104,555      $3,360,838
                                                        ===========      ==========


                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 5.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of December 31, 1996 and 1995:

                                                           1996            1995
                                                           ----            ----
         Land                                          $14,881,734     $ 5,669,201
         Buildings and improvements                      3,344,128       2,656,577
         Railroad track and improvements                27,369,412      11,948,501
         Locomotives, vehicles and other equipment      13,671,118       8,880,137
                                                       -----------     -----------
                                                        59,266,392      29,154,416
         Less accumulated depreciation                   5,117,426       3,606,875
                                                       -----------     -----------
                                                       $54,148,966     $25,547,541
                                                       ===========     ===========


         Depreciation expense was approximately $1.3 million and $1.0 million for the years ended December 31, 1996 and 1995, respectively.

6.       OTHER ASSETS:

         Other assets consist of the following as of December 31, 1996 and 1995:


                                                     1996            1995
                                                     ----            ----
         Notes receivable                         $  263,567     $   24,879
         Deferred loan costs, net                  1,052,365        641,834
         Deferred acquisition costs                  462,535        325,218
         Deferred financing costs                    146,001        115,824
         Deposits and other                          502,147        412,072
                                                  ----------     ----------
                                                  $2,426,615     $1,519,827
                                                  ==========     ==========



         Deferred acquisition and financing costs include legal and accounting fees, appraisal fees, consulting fees and other costs paid to unrelated parties relating to potential acquisitions and equity raising.

 7.      RELATED PARTY TRANSACTIONS:

         During 1995, the Company incurred $18,470 of costs to related parties associated with the investigation of potential acquisitions.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 7.      RELATED PARTY TRANSACTIONS, continued

         First London Securities Corporation ("First London"), of which Douglas Nichols, a director of the Company, is President and principal shareholder, served as the exclusive placement agent for the Company's private placement which closed in September 1996 and also the Company's private placement which closed in January 1997. First London received as part of the September 1996 private placement a $225,000 placement fee, $45,000 nonaccountable expense fee and one-year warrants to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. First London received as part of the January 1997 private placement a $375,750 placement fee, $75,150 nonaccountable expense fee and one-year warrants to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share.

 8.      LONG-TERM DEBT:

         Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                                          1996             1995
                                                                                       ----------       -------
          Revolving line of credit.  See below                                       $24,991,465     $12,933,012

          Acquisition loan. See below                                                  3,650,000            --

          Note payable, financial institution, bearing interest at
               9.50%, due in fixed monthly installments of
               $24,516 (including interest), with a final payment
               of $554,076 in February 1999.  Certain equipment,
               inventory, accounts receivable,  capital leases and
               South Central Tennessee Railroad Corp. ("SCTR")
               common stock serve as collateral                                        1,009,018       1,197,513

          Equipment note, with interest imputed at 9.92%, due in fixed monthly installments of $7,055 (including interest) through March
               1998.Certain equipment
               serves as collateral                                                      234,130         291,958

          Equipment notes, with interest imputed at 9.06%, due in fixed monthly installments of $9,812 (including interest) through October 2003
               Certain railroad
               equipment serves as collateral                                            646,567            --

          Equipment notes, with interest imputed at 8.33%, due in fixed monthly installments of $16,441 (including interest) through March 2003
               Certain railroad
               equipment serves as collateral                                          1,169,056            --




                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 8.      LONG-TERM DEBT, continued


         Equipment notes, with interest imputed at 8.90%, due in fixed monthly installments of $9,334 (including interest) through December 2001.
              Certain railroad
              equipment serves as collateral.                                               434,723        -

         Equipment notes, with interest imputed at 8.76%, due in fixed monthly installments of $8,988 (including interest) through October 2003.
              Certain locomotives
              equipment serves as collateral.                                               603,830        -

         Equipment notes, with interest imputed at rates from 9.28% to
              11.63%, due in fixed monthly installments of $17,691 (including interest) with varying maturities through
              February 2000.  Certain equipment serves as collateral                        351,619        516,692

         Equipment note payable, bearing interest at 8.89%, due in fixed monthly installments of $27,250 (including interest) through December 2000 with final payment of $140,026 January
              2001.  Certain equipment serves as collateral.                              1,194,791      1,405,262

         Equipment note payable, bearing interest at 10.06%, due in fixed monthly installments of $16,434 (including interest) through
              July 2001. Certain equipment serves as collateral.                            721,172        -

         Equipment note payable, bearing interest at 9.4%, due in fixed monthly installments of $2,409 (including interest) through
              October 1998.  Certain equipment serves as collateral.                         48,505         71,656

         Burlington Northern Sante Fe ("BNSF") rail facilities installment purchase obligation, annual payments of $250,000, including interest at 10%, maturing in October 2116. If car loads at OTVR fall below 6,500 in a year, BNSF will credit payments
              on this debt at a rate of $250 per car.                                     2,181,164         -

         Contract for deed, principal due at the earlier of December 1, 2008 or
              180 days following the date that rail service ceases to be provided on the Minnesota line operated by Dakota. The Contract for deed is non-interest bearing and is discounted to yield 9%.
              The unamortized discount at December 31, 1996 and 1995 is $878,169 and $917,781,
              respectively.  Railroad property serves as collateral.                        486,146        448,235

         Note payable to the State of Minnesota, payable in quarterly installments of $6,024 through July 1, 2004. The note is
              non-interest bearing and is discounted to yield 9%. The
              unamortized discount at December 31, 1996 and 1995 is $50,330 and
              $59,533, respectively. Railroad property
              and equipment  serves as collateral.                                          130,394        142,089


                       RAILAMERICA, INC. AND SUBSIDIARIES

                                                      -------


 8.      LONG-TERM DEBT, continued

          Note payable to the Central Prairie Rail Shippers Corporation, payable in quarterly installments with final payment due not later than
               September 13, 2000. The note is non-interest bearing and is discounted to yield 9%. The unamortized discount at December 31,
               1996 and 1995 is $680 and $6,400, respectively. Railroad property
               and equipment serves as collateral                                         39,868          64,902

          Capital lease obligations                                                    2,234,813       1,079,898

          Other                                                                           26,784            --
                                                                                     -----------     -----------
                                                                                      40,154,045      18,151,217
             Less current maturities                                                   1,752,926         969,929
                                                                                     -----------     -----------

                    Long-term debt, less current maturities                          $38,401,119     $17,181,288
                                                                                     ===========     ===========


         On September 29, 1995, the Company entered into a $15 million revolving credit loan facility ("Revolver") with National Bank of Canada ("NBC"). On October 21, 1996, the Company closed on a $10 million increase in its Revolver. The Revolver's maturity date was extended to October 1999. The Revolver bears interest at either the bank's prime rate (which was 8.5% at December 31, 1996) plus 0.5% or the one, three or six month LIBOR plus 2.5%, at the option of the Company. The Revolver is collateralized by substantially all the assets of the Company, Huron and Eastern Railway Company, Inc., Saginaw Valley Railway Company, Inc., Cascade and Columbia River Railroad, OTVR, RIS, Steel City, WTLR and Kalyn.

         The proceeds from the Revolver were used to refinance approximately $7 million of existing debt, including debt associated with the 1994 acquisition of Kalyn, the 1995 acquisition of Steel City and the borrowings with First of America Bank, Mid-Michigan, N.A.

         The Revolver includes restrictive covenants prohibiting the Company from incurring debt, except liabilities incurred in the normal course of business, guaranteeing the payment of an obligation of a third party, and selling, transferring or otherwise assigning substantially all of its assets. The Revolver also contains certain financial covenants which include requiring the Company to maintain a maximum debt to tangible net worth and interest coverage ratios. The Revolver also contains a covenant which restricts payment of dividends on the Company's Common Stock. The Company was not in compliance with certain of the covenants during 1996 and received the appropriate waivers from NBC. As of December 31, 1996, the Company's Revolver was substantially fully funded.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 8.      LONG-TERM DEBT, continued

         In December 1996, the Company entered into an acquisition financing transaction with Comerica Bank N.A. ("Comerica") to acquire rail lines in Minnesota from BNSF. The interest rate on the financing was at the prime rate (8.5% at December 31, 1996) plus one percent and was scheduled to mature in 90 days from closing, which was subsequently extended to April 30, 1997. The acquisition loan is collateralized by substantially all of the assets acquired.

         During the first quarter of 1997, the Company negotiated and received a bank commitment which will increase its Revolver from $25 million to $40 million by bringing Comerica as an additional lender into the Revolver. It is anticipated that the acquisition loan will be rolled into the Revolver.

         The aggregate annual maturities of long-term debt are as follows net of discount amortization:

         1997                                $     1,752,926
         1998                                      1,903,815
         1999                                     30,536,040
         2000                                      1,192,501
         2001                                        970,070
         Thereafter                                3,798,693
                                             ---------------
                                             $    40,154,045
                                             ===============

         During the years ended December 31, 1996 and 1995 interest of approximately $41,000 and $42,000, respectively, was capitalized.

         Capital Leases

         The Company entered into equipment finance leases for certain locomotives, tractors, trailers and other equipment expiring at various times through 2001. These leases are accounted for as capital leases. The financing of the purchase of the locomotives, tractors, trailers and equipment under these capital leases was capitalized using the interest rate appropriate at the inception of the respective leases. The Company also leases certain railroad properties under a capital lease which expires in 1998. The lease includes a purchase option for $350,000 with a full credit allowed to the purchaser for rents paid under the lease. The lease provides for base lease payments of $2,083 per month, plus 10% of taxable income of SCTR up to $100,000, and 15% of taxable income of SCTR in excess of $100,000.

         The following is an analysis of the Company's assets under capital leases at December 31, 1996:

         Property under capital leases             $      2,603,690
         Less accumulated amortization                      283,764
                                                   ----------------
                                                   $      2,319,926


                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 8.      LONG-TERM DEBT, continued

         Minimum annual lease commitments at December 31, 1996 are as follows:

                                                                CAPITAL           OPERATING
                                                                LEASES             LEASES
         1997                                               $     730,228      $       780,096
         1998                                                     824,207              771,025
         1999                                                     617,316              584,353
         2000                                                     549,945               71,309
         2001                                                     391,389               23,283
         Thereafter                                                -                    49,920
                                                            -------------      ---------------
                Total                                           3,113,085      $     2,279,986
                                                                               ===============
           Less amount representing interest                      878,272
                                                            -------------
                Present value of future minimum
                     lease payments                             2,234,813
           Less current portion                                   557,465
                Noncurrent portion                          $   1,677,348
                                                            =============



         During 1995, due to the passage of time and other factors management determined that a contingent liability from the SCTR acquisition in the amount of approximately $337,000 no longer existed. The reversal of this contingent liability is included in other income in the accompanying consolidated statement of income for the year ended December 31, 1995.

         Rental expense under operating leases was approximately $780,000 and $193,000 for the years ended December 31, 1996 and 1995, respectively.

 9.      SUBORDINATED DEBT:

         Subordinated debt consists of the following at December 31, 1996 and 1995:

                                                                                       1996               1995
                                                                                    ----------          -------
         Convertible subordinated debentures, bearing interest at the prime rate
              (which was 8.5% at December 31, 1996) adjusted annually, payable semi-annually. Principal payments are due in 20 equal quarterly installments beginning November 1999. Convertible into common stock
              of the Company at $2.25 beginning August 31, 1995.                   $  1,000,000          $  1,000,000

         Subordinated debentures, bearing interest at the prime
              rate adjusted annually, payable semi-annually.
              Principal payments are due in 20 equal quarterly
              installments beginning May 1995.                                          690,274               902,666


                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


 9.      SUBORDINATED DEBT, continued

         Series A Convertible Subordinated debentures, bearing interest at 8%
              payable semi-annually on January 1 and July 1. Convertible into common stock of the Company at $5.48 per share beginning
              January 1, 1996.  Maturing June 30, 2005.                                 2,000,000         2,000,000

         Subordinated promissory note bearing interest at 5%
              maturing January 1996                                                          --           1,666,665
                                                                                  ---------------  ----------------
                                                                                        3,690,274         5,569,331
            Less current maturities                                                       212,392         1,879,057
                                                                                  ---------------  ----------------
                                                                                  $     3,477,882  $      3,690,274
                                                                                  ===============  ================


         The aggregate annual maturities of subordinated debt are as follows:

                1997                                      212,392
                1998                                      212,392
                1999                                      262,392
                2000                                      253,098
                2001                                      200,000
                Thereafter                              2,550,000
                                                     ------------
                                                     $  3,690,274


10.      OTHER REVENUE:

         Other revenue as of December 31, 1996 and 1995 consisted of the following:

                                                            1996               1995
                                                            ----               ----
         Gain on sale of properties and
             easements                                $   1,498,738       $     243,078
         Rental income                                      577,712             136,262
         Other                                              160,772              58,457
                                                      -------------       -------------
                                                      $   2,237,222       $     437,797
                                                      =============       =============


11.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         On August 31, 1994, the Company issued 100,000 Series A Convertible Preferred Shares ("Series A Shares") to the former shareholders of Kalyn. The Series A Shares were convertible into the Company's common stock at a price of $2.25 per share at any time commencing one year after the date of issuance. The Series A Shares paid a nonparticipating cumulative annual dividend at the rate of $.50 per share. The Company redeemed all Series A Shares as of October 1, 1995 at a price of $3.75 per share ($1,666,665) with subordinated promissory notes which matured in January 1996.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                                      -------


12.      INCOME TAX PROVISION:

         The provision for income taxes for the years ended December 31, 1996 and 1995 consists of:

                                                        1996             1995
                                                        ----             ----
         Federal income taxes:
            Current                                $       45,000    $    400,000
            Deferred                                      411,405         250,643
                                                   --------------    ------------
                                                          456,405         650,643
         State income taxes:
            Current                                        75,000         160,788
            Deferred                                        4,000          62,560
                                                   --------------    ------------
                                                           79,000         223,348
         Foreign income taxes:
            Current                                          --             --
            Deferred                                     (152,000)        (95,692)
                                                   ---------------   -------------
         Total income tax provision                $      383,405    $    778,299
                                                   ==============    ============

         The following summarizes the total income tax provisions for each of the years ended December 31, 1996 and 1995:

         Continuing operations                           $      705,405    $    950,299
         Discontinued operations                               (322,000)       (172,000)
                                                         --------------    ------------
         Total income tax provision                      $      383,405    $    778,299
                                                         ==============    ============

         The Company joins in the filing of a consolidated U.S income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company's Canadian subsidiaries, RailAmerica Carriers and Steel City Carriers, file Canadian income tax returns.

         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows:

                                                                   1996           1995
                                                                   ----           ----
         Income tax provision, at 35%                        $   625,045     $   726,790
         Statutory federal Surtax exemption                      (17,858)        (20,765)
         State income tax, net of federal benefit                 51,350         145,176
         Non-deductible expenses                                  45,100          41,000
         Other, net                                                1,768          28,098
         Valuation allowance                                         -            30,000
                                                             -----------     -----------
                                                             $   705,405     $   950,299
                                                             ===========     ===========


                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


12.      INCOME TAX PROVISION, continued

         The components of deferred income tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                     1996             1995
                                                                     ----             ----
         Deferred tax assets:
         Net operating loss carryforwards                        $      864,000   $      650,000
         Land                                                            84,000           84,000
         Alternative minimum tax credit                                 557,000          512,000
                                                                 --------------   --------------

             Total deferred assets                                    1,505,000        1,246,000
         Less:  valuation allowance                                    (183,000)        (183,000)
                                                                 ---------------  --------------

             Total deferred assets, net                               1,322,000        1,063,000

         Deferred tax liabilities:
         Depreciation and amortization                                8,075,668        3,854,000
                                                                 --------------   --------------
         Net deferred tax liability                              $   (6,753,668)  $   (2,791,000)
                                                                 ==============   ==============

         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against tax assets of $183,000 at December 31, 1996 and 1995. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized.

         As a part of certain acquisitions, the Company acquired approximately $1,042,000 of net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards is further limited by the Internal Revenue Code Section 382 to approximately $100,000 each year. The tax loss carryforwards expire in the years 2001 through 2010.

         The U.S. Income Tax Return for 1993 was examined by the Internal Revenue Service. During the first quarter of 1997, the examination was completed with no changes to the returns as originally filed.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


13.      WARRANTS:

         In conjunction with the Company's initial public offering there were 576,886 Class A warrants, 576,886 Class B warrants and 55,000 underwriter unit purchase warrants issued. At the time of the issuance, each Class A warrant entitled its holder to purchase one share of common stock at a price of $3.85 per share. Each Class B warrant entitled its holder to purchase one share of common stock at a price of $4.55 per share. Each underwriter unit purchase warrant entitled its holder to two shares of the Company's Common Stock, one Class A warrant and one Class B warrant at a price of $11.55. Such exercise prices have been adjusted, as described below.

         Under Statement of Rights, Terms and Conditions for Class A and Class B Callable Stock Purchase Warrants the exercise price and the number of shares exercisable per Warrant is subject to adjustment in the event of certain occurrences. The Class A, Class B and Unit Purchase Warrants were adjusted as of September 2, 1994 based on a series of events that primarily involved the sale and issuance of common stock, and securities convertible into common stock, which occurred in connection with the Company's acquisition of Kalyn. The adjusted exercise price for the Class A and Class B Warrants became $3.09 and $3.50 per share, respectively, and the adjusted exercise price of the Unit Purchase Warrants became $8.32. The Unit Purchase Warrants were subsequently adjusted to $7.97. The adjusted number of shares exercisable for the Class B Warrants and the Unit Purchase Warrants became 749,951 and 79,704, respectively.

         In the first quarter of 1995, all of the Class A warrants except 10,445 were exercised. The remaining shares expired as of March 31, 1995. In addition, during the first quarter half of the unit purchase warrants were exercised. The Class B warrants are exercisable and subject to being called by the Company beginning November 9, 1993 (until November 9, 1997). The Unit Purchase Warrants are exercisable until November 9, 1997. The Company may call the Class B warrants at $.05 per warrant with 30 days written notice during their exercise period if, during any period of 20 consecutive trading days ending not more than 10 days prior to the notice, the high closing bid price of the common stock has equaled or exceeded $5.6875 per share. The Company exercised its option to call the Class B warrants in February 1997. Class B Warrants must be converted by March 31, 1997 or the Company will repurchase those warrants surrendered to it for $.05 per warrant.

         In June 1995, the Company granted 127,500 warrants exercisable at $4.25 per share, subsequently adjusted to $4.09 per share, in settlement of certain litigation. These warrants were outstanding at December 31, 1996 and exercisable until September 15, 1998.


14.      STOCK OPTIONS:

         In July 1992, the Company implemented a stock option plan (the "Plan") for certain officers, consultants, employees and outside directors of the Company. The aggregate number of shares which may be issued pursuant to the Plan is 250,000 shares. The entire 250,000 options, which were issued prior to 1995, exercisable at $3.50 per share, are outstanding as of December 31, 1996. 110,000 of the options mature February 23, 1998 the remaining balance mature October 5, 2003.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


14.      STOCK OPTIONS, continued

         The Company granted an additional 275,000 stock options during 1994 to outside consultants. The stock options exercise prices ranged from $2.00 to $3.55 and were exercisable upon grant. The entire 275,000 options expired during 1995.

         Effective January 1, 1995, the Company implemented three new stock option plans: the 1995 Stock Incentive Plan, the 1995 Non-Employee Director Stock Option Plan and the 1995 Employee Stock Purchase Plan. Each plan calls for 250,000 shares to be reserved for future issuance. During 1995, 141,000 shares were issued under the 1995 Stock Incentive Plan, exercisable at $3.50 per share at the date of grant, and 110,000 were issued under the Non-Employee Director Stock Option Plan at prices ranging from $3.50 to $4.81 per share with 1/3 exercisable at the date of grant, 1/3 exercisable at the first anniversary of the grant date and 1/3 exercisable at the second anniversary of the grant date. During 1996, 105,000 options were granted under the 1995 Stock Incentive Plan, exercisable at $3.625 per share (and 100,000 options were granted under the Non-Employee Director Stock Option Plan, exercisable at $3.50 per share. All the options granted under the Non-Employee Director Option Plan and the Stock Incentive Plan have a 10 year life from the date of grant.

         During November 1994, the Company's Board of Directors approved an employment arrangement with Mr. Gary Marino for him to serve as Chief Executive Officer of the Company and its subsidiaries. Under this employment arrangement Mr. Marino was issued 50,000 shares of the Company's common stock as a signing bonus. The Company recognized compensation expense equal to the number of shares issued at the fair market value at the time of issuance. This compensation expense was recognized in the third quarter of 1995.

         Mr. Marino's arrangement also provides that he will be granted non-qualified options to purchase an aggregate of 350,000 shares of common stock of the Company at varying exercise prices and exercise dates. Options for 87,500 shares at an exercise price of $3.10, the fair market value of the common stock at the time the Board of Directors approved the arrangement, and 87,500 shares at an exercise price of $3.40 were immediately exercisable upon Mr. Marino's execution of his written employment agreement. Additional options for 87,500 shares each became exercisable under the employment agreement on each of March 1, 1996 and 1997 at exercise prices equal to $3.75 and $4.15 per share, respectively. The Company recognized no compensation expense since the exercise prices at the date of grant were either equal to or in excess of the fair market value. Mr. Marino's options have a 10 year life from the date of grant and expire November 11, 2004.

         During 1996, the Company issued options to purchase an aggregate of 90,000 shares of common stock to certain employees at exercise prices equal to $3.65 per share for 10,000 of the options and $5.00 per share for the remaining 80,000 options. Each of these options have a 10 year life from the date of the grant.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


14.      STOCK OPTIONS, continued

         The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 1995 and 1996. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                         1996              1995
                                                    --------------    ---------

          Net income - as reported                  $      504,879   $      868,333
                                                    ==============   ==============
          Net (loss) income - pro forma             $     (260,911)  $      341,469
                                                    ==============   ==============

          Net income per share - as reported               $  0.10           $ 0.04
                                                           =======           ======
          Net (loss) per share - pro forma                 $ (0.05)          $(0.07)
                                                           ========          =======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield 0.0%; expected volatility of 45%; risk-free interest rate of 6.36% -7.8%; and expected lives of 10 years.

         Information regarding the above options for 1996 and 1995 is as follows:

                                                                     1996                         1995
                                                           ------------------------    -------------------------
                                                                       Weighted                      Weighted
                                                                       Average                        Average
                                                           Shares    Exercise Price   Shares       Exercise Price
                                                           ------    --------------   ------       --------------
         Options outstanding, beginning of year            848,500      $ 3.66        875,000         $ 3.38
         Options granted                                   295,000      $ 3.96        251,000         $ 3.90
         Options exercised                                  12,500      $ 3.60           --                -
         Options expired                                     7,000      $ 3.50        277,500         $ 3.00
         Options outstanding, end of year                1,124,000      $ 3.74        848,500         $ 3.66
         Options exercisable, end of year                  933,167      $ 3.69        600,167         $ 3.48

         Option price range at December 31, 1996                                  $ 3.50 to $ 5.00


15.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         On August 31, 1994, the Company issued 100,000 Series A Convertible Preferred Shares ("Series A Shares") to the former shareholders of Kalyn as part of the acquisition. The Series A Shares were redeemed on October 1, 1995, for $1,666,665 of 5% subordinated promissory notes, which matured January 1996.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


15.      NONCASH INVESTING AND FINANCING ACTIVITIES, continued

         The Company issued 5,000 and 4,200 shares of common stock to employees in the first quarter of 1995 and the first quarter of 1996, respectively, and 50,000 shares of common stock to the Company's Chief Executive Officer in the third quarter of 1995. Additionally, the Company issued 9,719 shares of common stock to certain employees in the first quarter of 1996 pursuant to employment contracts.

         The Company incurred approximately $16.1 million in debt to acquire property, plant and equipment during 1996. These amounts included acquisition of a 131 mile rail line in Washington, 234 miles of rail line in Minnesota, 100 tank cars and other transportation equipment including locomotives, tractor and trailers.

         The Company assumed $2.2 million of long-term debt and $3.7 million of deferred tax liabilities related to the acquisition of OTVR.

         Capital lease obligations of $516,746 were incurred when the Company entered into leases for tractors and trailers during 1995.

16.      RESTRICTED CASH

         In 1994, the Company had set aside $335,000 of restricted cash from the proceeds of the acquisition financing of SCTR. The restricted cash was held as collateral for the debt issued in conjunction with the financing of the SCTR acquisition. The restricted cash consisted of two certificates of deposit. During 1995, $160,000 of the cash was released. During the first quarter of 1997, the remaining $175,000 was released. This amount has been included in cash on the balance sheet as of December 31, 1996.

         The Company had set aside $130,000 of restricted cash from the proceeds of the acquisition of Kalyn. The restricted cash was being held back until the former shareholders completed certain requirements. These requirements were met in the third quarter of 1995 and the $130,000 was released.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Management believes that the fair value of its long-term debt approximates its carrying value for the revolving line of credit based on the variable nature of the financing; the bridge acquisition financing based on its short maturity; and for all other long-term debt based on current borrowing rates available with similar terms and maturities.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------


18.      CONTINGENCIES:

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims which are pending or could be asserted against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. The Company is involved in an arbitration proceeding related to the termination of a lease by its wholly-owned subsidiary DVRC. Management believes that it terminated the lease properly and that the Company will ultimately prevail in the arbitration. If the Company does not prevail the estimated costs could be approximately $120,000.

         Effective January 23, 1995, the Company, through its wholly-owned subsidiary Kalyn, entered into a Wholesale and Retail Financing Agreement with Associates Commercial Corporation. The agreement provides for dealer and customer financing and for the repurchase of products sold in the event of default by the customer or dealer to the finance company. The Company is obligated to repurchase a maximum of $300,000, in the aggregate. Since inception of the Agreement, there have been no defaults which would have required the Company to repurchase products sold. The Company is involved in an arbitration proceeding related to the termination of a lease by its wholly-owned subsidiary DVRC. Management believes that it terminated the lease properly and that the Company will ultimately prevail in the arbitration. If the Company does not prevail the estimated costs would be approximately $120,000.


19.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into two business segments: rail transportation and manufacturing. The rail transportation segment includes the operations of the Company's railroad subsidiaries and the manufacturing segment includes the operations of Kalyn and RailAmerica Equipment Corporation.

         Business segment information for the year ended December 31, 1996 (dollar amounts in thousands):

                                                          Rail                                  Corporate
                                      Consolidated   Transportation       Manufacturing         Overhead
                                      ------------   --------------       -------------         --------
         Revenue                        $  25,658       $    11,704         $    13,954        $    -
         Operating income (loss)        $   3,873       $     4,978         $     1,473        $     (2,578)
         Identifiable assets            $  66,152       $    46,129         $    12,932        $      7,091
         Depreciation and
             amortization               $   1,527       $       991         $       490        $         46
         Capital expenditures           $  29,766       $    26,849         $     2,809        $        108

         Business segment information for the year ended December 31, 1995
         (dollar amounts in thousands):


                                                            Rail                               Corporate
                                      Consolidated   Transportation       Manufacturing        Overhead
                                      ------------   --------------       -------------        --------
          Revenue                       $  25,078       $     7,205         $    17,873        $    -
          Operating income(loss)        $   3,188       $     2,670         $     2,646        $     (2,128)
          Identifiable assets           $  35,058       $    18,856         $    10,706        $      5,496
          Depreciation and
              amortization              $   1,232       $       824         $       408
          Capital expenditures          $   2,300       $     1,724         $       576




                       RAILAMERICA, INC. AND SUBSIDIARIES

                                     -------

20.      SUBSEQUENT EVENTS (UNAUDITED):

         On February 19, 1997, the Company acquired, through its wholly-owned subsidiary RailAmerica de Chile, S.A., a majority interest in the stock of Empressa de Transporte Ferroviario S.A. ("Ferronor"), a 1,400 mile railroad serving northern Chile. RailAmerica has joined in the purchase of Ferronor with Andres Pirazzoli y Cia, Ltda ("APCO"), a family-owned Chilean transportation and distribution company. The purchase price paid by RailAmerica/APCO for substantially all of the stock of Ferronor was approximately $12 million and was funded 55% ($6.6 million) by RailAmerica and 45% ($5.4 million) by APCO.

         Ferronor operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and limestone mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the General Belgrano Railroad and the Ferrocarriles Antofagasta Bolivia.

         On January 15, 1997 the Company, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, completed a private placement of 1,670,000 shares of its Common Stock, par value $.001 per share at a purchase price per share of $4.50 (aggregate proceeds of $7,515,000). Included in the line item Common stock subscribed on the December 31, 1996 balance sheet is $2,340,000 received during 1996 related to this private placement.