Form 10KSB/A
period 1996-12-31
RAILAMERICA INC /DE
filed 1997-05-07
CIK 887637

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                 FORM 10-KSB/A

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 16, 1997 computed by reference to the high/ask and low/bid prices of registrant's common stock reported on NASDAQ on such date was $32,000,000.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 6, 1997 was 8,428,229.

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


         TRUCKING. The STB, the Federal Highway Administration ("FHWA") of the U.S. Department of Transportation ("DOT"), and various state agencies in the United States and provinces in Canada have powers, generally governing highway safety, vehicle size and weight and handling hazardous cargo, periodic financial reporting, driver licensing, hours of service and to a limited extent, rates and charges. The ICC's jurisdiction over motor carriers was transferred to the DOT (carrier registration and insurance) and to the STB.


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

EMPLOYEES; LABOR CONSIDERATIONS


         The Company currently has approximately 475 full-time employees including approximately 275 in North America and approximately 200 in Chile. None of the Company's employees are members of a union. The Company's railroad operations are somewhat seasonal. Most agricultural shipments occur from September through May, and much of the Company's track maintenance is performed in the summer months. Temporary layoffs of personnel, hiring of part-time or short-term employees, or use of independent contractors are sometimes required to adjust to the seasonal nature of track maintenance work and other business requirements. The Company currently has approximately 90 full-time employees in its railroad operations.


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


         Ferronor operated with approximately 350 employees as of the date that the Company acquired a majority ownership interest therein in February 1997. As contemplated by management, significant reductions in the work force are being effectuated. As of May 1, 1997, the work force has been reduced to approximately 200 employees. It is anticipated that the work force will be reduced to between 150 and 200 full-time employees by the end of the first year of operations.


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
                                              ---
                                               34
                                              ===


         As of March 1, 1997, Ferronor operated approximately 30 locomotives and 700 rail cars in Chile.


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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Effective March 6, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "RAIL". Prior to March 6, 1997, the Company's common stock traded on the Nasdaq SmallCap Market of the Nasdaq Stock Market. Set forth below is high and low bid information for the Common Stock as reported on the NASDAQ system for each quarter of 1995 and 1996. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.


1995                                High Bid Price          Low Bid Price
----                                --------------          -------------
First Quarter                         $  4 3/8                $ 2 15/16
Second Quarter                           5 1/4                  3 13/16
Third Quarter                            5 1/16                 3 1/2
Fourth Quarter                           4 5/32                 3 3/8

1996                                 High Bid Price         Low Bid Price
----                                 --------------         -------------
First Quarter                         $  4 1/16               $ 3 1/8
Second Quarter                           4 3/16                 3 3/16
Third Quarter                            4 3/8                  3 3/8
Fourth Quarter                           5 3/4                  4 1/8

1997                                 High Bid Price         Low Bid Price
----                                 --------------         -------------
First Quarter                         $  6 1/8                $ 4 5/8





     As of May 6, 1997, there were 301 holders of record of the Common Stock and approximately 3,000 beneficial shareholders. The Company has never declared or paid a dividend on its Common Stock. The ability of the Company to pay dividends in the future will depend on, among other things, restrictive covenants contained in loan or other agreements to which the Company may be subject.

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
                                              =============                    ===========

         NET SALES. Net sales consist of trailer sales, part sales and repair income. Net sales decreased by approximately $4.3 million, or 31.6%, from $17.9 million for the year ended December 31, 1995 to $13.6 million for the year ended December 31, 1996. Trailer sales represented approximately 96% of the net sales in both 1996 and 1995. Kalyn sold 547 trailers during 1996 and 875 trailers during 1995. The decrease in volume resulted in a decrease of approximately $6.6 million in net sales. The average price per trailer sold was approximately $24,000 for the year ended December 31, 1996 and approximately $20,000 for the year ended December 31, 1995. The increase in average price resulted in an increase of approximately $2.2 million in net sales. Sales to governmental agencies represented 20% and 29% of Kalyn's net sales for 1996 and 1995, respectively. During the first half of 1996, Kalyn was in the process of building 5 prototype trailers in connection with the October 1995 TACOM contract. Full production under the contract began immediately after acceptance by TACOM of the prototypes. The decrease in sales for 1996 compared to 1995 was partially due to the above contract work as well as the federal government budget impasse during the fourth quarter of 1995 and early 1996, which resulted in a suspension of new trailer orders from the government. The changes in net sales attributable to decreases in the TACOM contract and the "budget impasse" amounted to approximately $1.0 million and $1.5 million, respectively.

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

         ROBERT B. COWARD - Mr. Coward has served as the Company's Senior Vice President, Manufacturing Group since July 1996. Mr. Coward served as President and General Manager of Kalyn from 1981, when he arranged the management buyout of the company from its prior stockholders, until the acquisition of Kalyn by RailAmerica. Mr. Coward continued with Kalyn as Vice President and General Manager after RailAmerica acquired Kalyn in 1994. Mr. Coward started with Kalyn as Production Manager in 1968. He was promoted to General Manager in 1969, and has performed all functions related to the Company's government contracting business. Mr. Coward earned his B.S. degree in Industrial Arts from Tarleton State University in 1967.

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

                                            SUMMARY COMPENSATION TABLE

                                                              Other
Name &                                                        Annual           Long-Term Compensation
Principal Position            Year     Salary     Bonus       Compensation        Award        Payments
------------------            ----     ------     -----       ------------    --------------   --------
Gary O. Marino
Chairman                      1996   $230,000(1)     -          $30,567(2)         N/A            N/A
(Chief Executive Officer)
                              1995   $200,000     $124,034(4)     N/A              N/A            N/A

                              1994   $169,379     $140,000        N/A              N/A            N/A

John H. Marino
(Vice Chairman)               1996   $154,200        -          $31,561(3)         N/A            N/A

                              1995   $150,000      $37,650(5)    15,000            N/A            N/A

                              1994   $137,584     $ 30,000        N/A              N/A            N/A

Donald D. Redfearn
(Executive Vice President)    1996   $113,750        -            N/A              N/A            N/A

                              1995     N/A           N/A          N/A              N/A            N/A

                              1994     N/A           N/A          N/A              N/A            N/A



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


NONQUALIFIED DEFERRED COMPENSATION TRUST


         Effective January 3, 1997, the Company adopted certain nonqualified deferred compensation plans and established a trust to which the Company will make contributions under the Plans (the "Trust"). In connection with the foregoing, the Company executed Nonqualified Deferred Compensation Agreements (the "Deferred Compensation Agreements") with Gary O. Marino, the Company's Chairman of the Board, President and Chief Executive Officer, and John Marino, the Company's Vice Chairman of the Board, pursuant to which such individuals may defer a percentage of their respective compensation and contribute such amount to their retirement pay. Any amount of compensation or bonus deferred by the employee shall be transferred to the Trust and thereafter be invested and reinvested by trustee and paid to the employee in accordance with the Trust and the Deferred Compensation Agreement. In addition to each employee's requested deferral, the Company shall transfer to the Trust for the employee's benefit each calendar year at least $20,000, which amounts shall be invested and reinvested by the trustee in accordance with the Trust and the Deferral Compensation Agreements. In January 1997, the Company contributed an aggregate of $21,000 to the Trust on behalf of Gary O. Marino which represented amounts deferred by Mr. Marino under his employment agreement for 1995 and 1996. In addition, in January 1997, the Company contributed an aggregate of $30,420 to the Trust on behalf of John H. Marino, which represented amounts deferred by Mr. Marino under his employment agreement for 1995 and 1996.


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



(1) Based on 8,428,229 shares of Common Stock issued and outstanding on the date of the filing hereof.


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


         First London Securities Corporation ("First London"), of which Douglas Nichols is President and principal shareholder, served as the exclusive placement agent for the Company's private placements which closed in September 1996 and in January 1997. First London received as part of the September 1996 private placement a $225,000 placement fee, $45,000 nonaccountable expense fee and warrants exercisable in one-year to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. First London received as part of the January 1997 private placement a $375,750 placement fee, $75,150 nonaccountable expense fee and warrants exercisable in one-year to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share.


         The Company believes that all of the transactions described above are on terms comparable to those that might have been obtained from unaffiliated parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) The following exhibits are filed herewith except as noted (each management contract or compensatory plan or arrangement included below is designated as an "Executive Compensation Plan or Arrangement"):


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




              Facility, dated March 3, 1997, by and between National Bank of
              Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert,
              Incorporated, RailAmerica Intermodal Services, Inc.,
              RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw
              Valley Railway Company, Inc., Huron and Eastern Railway
              Company, Inc., West Texas and Lubbock Railroad Company, Inc.,
              Plainview Terminal Company, Cascade and Columbia River
              Railroad Company, Inc., Minnesota Northern Railroad Company,
              Inc. and Delaware Valley Railway Company, Inc.(16)
     10.58    Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern
              Railroad, Inc.(16)
     10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust(16)+
     10.60    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
              Gary O. Marino
     10.61    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
              John H. Marino


     11       Computation of Per Share Earnings
     21       Subsidiaries of Registrant
     27       Financial Data Schedule (for SEC use only)(16).



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

(9) Incorporated by reference to the exhibit number 2.1 filed as part of the Company's Form 8-K as of November 1, 1995, filed with the Securities and Exchange Commission on November 3, 1995.
(10) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.
(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 12, 1996.
(12) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended July 30, 1996, filed with the Securities and Exchange Commission on August 12, 1996
(13) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of September 6, 1996, filed with the Securities and Exchange Commission on September 12, 1996.
(14) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.
(15) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.
(16) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997.

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


Dated:  May 7, 1997


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

         Signatures                     Title                                                      Date
         ----------                     -----                                                      ----
/s/ Gary O. Marino                      Chairman, President, Chief Executive                     May 7, 1997
-----------------------------           Officer and Director (Principal Financial Officer)
Gary O. Marino

/s/ John H. Marino                      Vice Chairman/Sr. Transportation Officer                 May 7, 1997
-----------------------------           and Director
John H. Marino

/s/ Donald D. Redfearn                  Executive Vice President, Secretary                      May 7, 1997
-----------------------------           and Director
Donald D. Redfearn

/s/ Larry W. Bush                       Controller                                               May 7, 1997
-----------------------------
Larry W. Bush

/s/ Douglas R. Nichols                  Director                                                 May 7, 1997
-----------------------------
Douglas R. Nichols

/s/ Richard Rampell                     Director                                                 May 7, 1997
-----------------------------
Richard Rampell

/s/ Charles Swinburn                    Director                                                 May 7, 1997
-----------------------------
Charles Swinburn

/s/ John M. Sullivan                    Director                                                 May 7, 1997
-----------------------------
John M. Sullivan

/s/ Robert F. Toia                      Director                                                 May 7, 1997
-----------------------------
Robert F. Toia
