Form 10KSB/A
period 1996-12-31
RAILAMERICA INC /DE
filed 1997-05-16
CIK 887637

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                 FORM 10-KSB/A

                               (AMENDMENT NO. 2)


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

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of May 16, 1997 was 8,428,229.

DOCUMENTS INCORPORATED BY REFERENCE

 None.


================================================================================

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


                                            SUMMARY COMPENSATION TABLE

                                                              Other
Name &                                                        Annual           Long-Term Compensation
Principal Position            Year     Salary     Bonus       Compensation      All Other Compensation
------------------            ----     ------     -----       ------------    -------------------------
Gary O. Marino
Chairman                      1996   $230,000(1)     --         $30,567(2)               --
(Chief Executive Officer)
                              1995   $200,000     $124,034(4)      --                    --

                              1994   $169,379     $140,000         --                    --

John H. Marino
(Vice Chairman)               1996   $154,200        --         $31,561(3)               --

                              1995   $150,000      $37,650(5)    15,000                  --

                              1994   $137,584     $ 30,000         --                    --

Donald D. Redfearn
(Executive Vice President)    1996   $113,750        --            --                    --

                              1995     --            --            --                 $ 72,000(6)

                              1994     --            --            --                 $164,986(7)



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


(6) Represents fees during 1995 for consulting services provided by Mr. Redfearn and Jenex Financial Corporation ("Jenex"), a Company in which he was an executive officer and a principal shareholder, for the benefit of the Company and its subsidiaries. Mr. Redfearn received no compensation as an officer of the Company in 1995.

(7) Includes $15,036 provided to Mr. Redfearn for directors' and consulting fees and $70,479 and 40,274 shares of the Company's common stock (valued at $1.75 per share) received by Jenex in connection with assisting the Company with finding financing for the acquisition of Kalyn in 1994. Mr. Redfearn received no compensation as an officer of the Company in 1994.


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


Dated:  May 16, 1997


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


         Signatures                     Title                                                      Date
         ----------                     -----                                                      ----
/s/ Gary O. Marino                      Chairman, President, Chief Executive                     May 16, 1997
-----------------------------           Officer and Director (Principal Financial Officer)
Gary O. Marino

/s/ John H. Marino                      Vice Chairman/Sr. Transportation Officer                 May 16, 1997
-----------------------------           and Director
John H. Marino

/s/ Donald D. Redfearn                  Executive Vice President, Secretary                      May 16, 1997
-----------------------------           and Director
Donald D. Redfearn

/s/ Larry W. Bush                       Controller                                               May 16, 1997
-----------------------------
Larry W. Bush

/s/ Douglas R. Nichols                  Director                                                 May 16, 1997
-----------------------------
Douglas R. Nichols

/s/ Richard Rampell                     Director                                                 May 16, 1997
-----------------------------
Richard Rampell

/s/ Charles Swinburn                    Director                                                 May 16, 1997
-----------------------------
Charles Swinburn

/s/ John M. Sullivan                    Director                                                 May 16, 1997
-----------------------------
John M. Sullivan

/s/ Robert F. Toia                      Director                                                 May 16, 1997
-----------------------------
Robert F. Toia
