Form 10-Q
period 1997-03-31
RAILAMERICA INC /DE
filed 1997-05-20
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997
                                                 --------------

                           Commission File No. 0-20618
                                               -------


                                RAILAMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          65-0328006
 ------------------------------                          -------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


             301 Yamato Road, Suite 1190, Boca Raton, Florida 33431
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (561) 994-6015
        -----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
             --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 - 8,428,229 shares as of May 19, 1997

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


                                                                                     Page No.
                                                                                     --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - March 31, 1997
              and December 31, 1996                                                     1

              Consolidated Statements of Income - For the
              three months ended March 31, 1997 and 1996                                2

              Consolidated Statements of Cash Flows - For the
              three months ended March 31, 1997 and 1996                                3

              Notes to Consolidated Financial Statements                                4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                         17

              Signatures


                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,       December 31,
                                                                                     1997             1996
                                                                                 ------------      -------------
                                                                                 (Unaudited)
                            ASSETS
Current assets:
  Cash                                                                           $  1,472,740       $  3,879,972
  Accounts receivable                                                               4,968,643          4,575,958
  Inventories                                                                       3,313,975          3,104,555
  Other current assets                                                                583,071            462,867
                                                                                  -----------       ------------
        Total current assets                                                       10,338,429         12,023,352

Property, plant and equipment, net                                                 54,511,587         54,148,966

Investment in and advances to majority-owned subsidiary                             7,559,558               --

Other, net                                                                          2,314,892          2,426,615

Excess of cost over net assets of companies acquired, net                           2,928,693          2,965,853
                                                                                 ------------       ------------
        Total assets                                                             $ 77,653,159       $ 71,564,786
                                                                                 ============       ============



               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $  1,708,497       $  1,752,926
  Current maturities of subordinated debt                                             212,392            212,392
  Accounts payable                                                                  3,630,010          3,162,953
  Accrued expenses and income taxes payable                                         1,830,881          1,811,739
                                                                                  -----------       ------------
        Total current liabilities                                                   7,381,780          6,940,010
                                                                                 ------------       ------------
Long-term debt, less current maturities                                            37,487,989         38,401,119
                                                                                 ------------       ------------
Subordinated debt, less current maturities                                          3,424,784          3,477,882
                                                                                 ------------       ------------
Deferred income taxes                                                               6,986,687          6,753,668
                                                                                 ------------       ------------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 1,000,000                       --                 --
  shares authorized
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     8,225,317 issued and 7,988,317 outstanding at March 31, 1997;
     6,125,410 issued  and 5,888,410 outstanding at December 31, 1996                   8,225              6,125
  Additional paid-in capital                                                       20,193,166         11,773,036
  Common stock subscribed                                                                --            2,340,000
  Retained earnings                                                                 3,232,626          2,944,774
  Cumulative translation adjustment                                                    77,171             67,441
  Less treasury stock (237,000 shares at cost)                                     (1,139,269)        (1,139,269)
                                                                                 ------------       ------------
        Total stockholders' equity                                                 22,371,919         15,992,107
                                                                                 ------------       ------------
        Total liabilities and stockholders' equity                               $ 77,653,159       $ 71,564,786
                                                                                 ============       ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                 1997             1996
                                                             -----------       -----------
Operating revenues:
  Transportation - railroad                                  $ 3,631,671       $ 2,593,914
  Manufacturing                                                4,074,019         3,453,214
  Other                                                          351,622            96,984
                                                             -----------       -----------
                                                               8,057,312         6,144,112
                                                             -----------       -----------
Operating expenses:
  Transportation - railroad                                    1,502,697           999,383
  Cost of goods sold - manufacturing                           3,121,049         2,630,935
  Selling, general and administrative                          1,628,505         1,206,011
  Depreciation and amortization                                  518,532           367,640
                                                             -----------       -----------
                                                               6,770,783         5,203,969
                                                             -----------       -----------

        Operating income                                       1,286,529           940,143

  Equity in income of majority-owned subsidiary                   23,760              --
  Interest expense                                              (709,434)         (403,958)
  Other expenses                                                 (43,074)          (20,666)
                                                             -----------       -----------
        Income from continuing operations before
            income taxes                                         557,781           515,519
 Provision for income taxes                                      208,250           190,742
                                                             -----------       -----------
        Income from continuing operations                        349,531           324,777
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $38,000 and $66,000, respectively)               (61,680)         (112,970)
                                                             -----------       -----------
             Net Income                                      $   287,851       $   211,807
                                                             ===========       ===========


Primary earnings per common share
    Continuing operations                                    $      0.04       $      0.07
    Discontinued operations                                        (0.00)            (0.02)
                                                             -----------       -----------
        Net income                                           $      0.04       $      0.05
                                                             ===========       ===========

Fully diluted earnings per common share
    Continuing operations                                    $      0.04       $      0.07
    Discontinued operations                                        (0.00)            (0.02)
                                                             -----------       -----------
        Net income                                           $      0.04       $      0.05
                                                             ===========       ===========

Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                    8,198,160         4,680,141
                                                             ===========       ===========
Fully diluted                                                  8,198,160         5,489,542
                                                             ===========       ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                      1997               1996
                                                                                   -----------        -----------
Cash flows from operating activities:
  Net income                                                                      $    287,851       $    211,807
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                    660,204            508,585
      Equity in income of affiliated company                                           (23,760)              --
      Sale of properties                                                                  --               70,465
      Employee stock grants                                                               --               48,554
      Deferred income taxes                                                            233,019             90,254
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                           (392,685)          (834,420)
        Inventories                                                                   (209,420)          (697,999)
        Other current assets                                                          (120,204)            73,675
        Accounts payable                                                               467,057            726,310
        Income taxes payable                                                              --             (400,000)
        Accrued liabilities                                                             19,142           (321,628)
        Deposits and other                                                               7,568            (96,830)
                                                                                  ------------       ------------
          Net cash provided by (used in) operating activities                          928,772           (621,227)
                                                                                  ------------       ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                                          (881,096)        (1,481,478)
  Acquisition of 55% of Ferronor                                                    (7,445,701)              --
  Deferred acquisition costs and other                                                 (70,453)          (101,746)
                                                                                  ------------       ------------
          Net cash used in investing activities                                     (8,397,250)        (1,583,224)
                                                                                  ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases                        9,894,800          3,450,479
  Principal payments on debt and capital leases                                    (10,905,457)        (3,202,430)
  Sale of common stock                                                               6,176,999               --
  Deferred financing costs                                                             (89,030)              --
  Deferred loan costs                                                                  (16,066)            (5,697)
                                                                                  ------------       ------------
          Net cash provided by financing activities                                  5,061,246            242,352
                                                                                  ------------       ------------

Net decrease in cash                                                                (2,407,232)        (1,962,099)
Cash, beginning of period                                                            3,879,972          3,488,866
                                                                                  ------------       ------------
Cash, end of period                                                               $  1,472,740       $  1,526,767
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

         In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

         On February 19, 1997, the Company acquired a 55% equity interest in Empresa de Transporte Ferrovario S.A. ("Ferronor"). The Company has accounted for its interest in Ferronor using the equity method.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's financial statements contained in the Company's 1996 annual report on Form 10-KSB. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's annual report on Form 10-KSB.

2        EARNINGS PER SHARE:

         For the three months ended March 31, 1997, primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the three month period under the modified treasury stock method. The convertible notes payable are anti-dilutive and have been excluded from weighted average number of shares outstanding for fully diluted earnings per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2        EARNINGS PER SHARE, continued

         For the three months ended March 31, 1996, primary earnings per share is based on the weighted average number of common shares outstanding during the three month period. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price. The stock options and warrants outstanding are anti-dilutive and have been excluded from weighted average number of shares outstanding for both primary basic and fully diluted earnings per share.

3.       INVESTMENT IN AND ADVANCES TO MAJORITY-OWNED SUBSIDIARY:

         Included in the Company's continuing operations at March 31, 1997 is an equity interest of 55% in Ferronor, a railroad serving northern Chile with approximately 1,400 miles of rail line. Ferronor's functional currency is the Chilean Peso.

         A summary of financial information of Ferronor as of and for the one month period ended March 31, 1997 is set forth below:

              Current assets                                                             $     5,272,000
              Noncurrent assets                                                               16,216,000
                                                                                              ----------
                     Total assets                                                             21,488,000
                                                                                              ----------
              Current liabilities                                                              8,200,000
              Noncurrent liabilities                                                             180,000
                                                                                             -----------
                     Total liabilities                                                         8,380,000
                                                                                              ----------
              Net assets                                                                 $    13,108,000
                                                                                              ==========

              Railroad revenue                                                           $       677,000
                                                                                             ===========
              Net income                                                                 $        43,200
                                                                                            ============

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4        INVENTORIES:

         Inventories consist of the following as of March 31, 1997 and December 31, 1996:

                                                                            1997                  1996
                                                                       ------------         -------------
           Raw materials                                              $   3,366,156         $   2,284,683
           Work in process                                                  881,033               635,780
           Finished goods                                                   954,862               881,817
           Replacement or repair parts for equipment
                     and road property                                      465,368               381,309
                                                                       ------------           -----------
                                                                          5,667,419             4,183,589
           Less, advances related to materials                           (2,353,444)           (1,079,034)
                                                                       ------------          ------------
           Inventories in excess of contract advances                 $   3,313,975         $   3,104,555
                                                                       ============          ============

5.         INCOME TAX PROVISION:

           The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor.

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

         The Company's objectives are to create a diversified transportation company by acquiring additional railroads and other transportation-related companies. In accordance with this strategy, in February 1997, the Company purchased a majority interest in the stock of Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and motor carrier operations (discontinued operations). The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. The Company feels that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead increased by approximately $95,000 (or 17.6%) to $634,279 in the three month period ended March 31, 1997 compared to $539,551 for the prior year period. The increase was related to the additional costs incurred to manage the new subsidiaries acquired during 1996 and 1997 including Evansville Terminal Company ("ETC"), Cascade and Columbia River Railroad Company, Inc. ("CCRR"), Otter Tail Valley Railroad Company, Inc. ("OTVR"), Gettysburg Railway, Minnesota Northern Railroad, Inc. ("MNR") and Ferronor.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,330 miles of rail line as of March 31, 1997. Currently, these consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of

Minnesota; (vii) 104 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 51 miles of rail line in the state of Indiana, 18 miles of which it owns and 33 miles of which it operates under an operating agreement; (ix) 131 miles of rail line which it owns in the state of Washington; (x) 23 miles of rail line which it owns in southern Pennsylvania; (xi) 72 miles of rail line which it owns in central Minnesota; (xii) 174 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; and (xiii) 1,400 miles of rail line in northern Chile.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in its local operating areas. The Company's haulage of products in Michigan include agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Indiana consists of agricultural commodities and plastics. The haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The haulage of products in Chile consists of copper, iron ore, limestone and other commodities.

         In keeping with the general nature of business in its Michigan, Texas and Minnesota market area, agricultural commodities have represented a significant portion of the Company's annual carloadings. Although the acquisitions of South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company ("DVRC"), Dakota Rail, Inc. ("DRI"), West Texas and Lubbock Railroad Company, Inc. ("WTLR") and Plainview Terminal Company ("PTC") and CCRR have helped to diversify the Company's traffic base and mitigate seasonal fluctuations, the Company believes that, absent additional acquisitions in industrial areas, agricultural commodities will continue to represent the primary component of the Company's rail traffic base. As a result, the Company's operations could be materially and adversely affected by factors such as adverse weather conditions and fluctuations in grain prices. The Company anticipates that in the future the acquisition of Ferronor will help insulate it from its dependence on agricultural commodities. Additionally, sellers of commodities tend to hold shipments if they anticipate price increases for their commodities. Such actions could cause the Company's results of operations to fluctuate from period to period as a result of fluctuations in the prices of those commodities. Moreover, agricultural commodities are generally shipped from September to May and the Company handles most of its traffic during such periods.

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the three months ended March 31, 1997 and March 31, 1996. The results of railroad operations include the operations of ETC effective July 1, 1996, CCRR from September 6, 1996, OTVR from October 1, 1996, Gettysburg Railway from November 1, 1996 and MNR from December 28, 1996. As a result, the results of operations for the three months ended March 31, 1997 are not comparable to the prior year period in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

         The table below compares the components of the Company's revenues from its railroad operations for the periods shown.

                                                    For the Three Months Ended
                                  ----------------------------------------------------------
                                        March 31, 1997                  March 31, 1996
                                  -------------------------         ------------------------

                                    Gross         % Change            Gross        % Change
                                  Revenues        From 1996         Revenues       From 1995
                                  --------        ---------         --------       ---------
Transportation Revenue           $3,631,671         40.0%         $2,593,914         67.8%

Other Revenue                       257,002        221.9%             79,850        339.8%
                                  ---------                       ----------

Total Revenue                    $3,888,673         45.4%         $2,673,764         69.2%
                                 ==========                       ==========


         TRANSPORTATION REVENUES. Transportation revenues for the three month period ended March 31, 1997 increased by $1.0 million, or 40.0%, compared to the prior year period primarily due to the acquisitions which occurred during the second half of 1996. CCRR, which was acquired in September 1996, had revenue of approximately $0.6 million in the first quarter of 1997. MNR, which was acquired in December 1996, had revenue of approximately $0.5 million in the first quarter of 1997. OTVR, which was acquired in September 1996, had revenue of approximately $0.4 million during the first quarter of 1997. These increases in transportation revenue were partially offset by a decrease of approximately $0.3 million in revenue from HESR due to a decrease in the agricultural shipments in the first quarter of 1997 compared to the first quarter of 1996. Additionally, transportation revenue from WTLR decreased approximately $179,000 due to a decrease in inbound shipments. The net increase in total revenues for the three month period ended March 31, 1997 was comprised of an increase in both transportation revenue and other revenue. The transportation revenue per carload decreased from $395 to $327 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's other railroads. Carloads handled totaled 11,101 for the three months ended March 31, 1997, an increase of 4,535, or 69.1% compared to 6,566 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 2,389 in the first quarter of 1997, CCRR, which handled 1,757 carloads in the first quarter of 1997, OTVR, which handled 1,281 carloads in the first quarter of 1997 and Gettysburg Railway, which handled 353 carloads in the first quarter of 1997. These increased carloadings were partially offset by decreases of 770 carloads from HESR and 489 carloads from WTLR and PTC.

         OTHER REVENUES. Other revenues increased by $177,152, or 221.9%, from $79,850 for the three months ended March 31, 1996 to $257,002 for the three months ended March 31, 1997.

Other revenues for the three months ended March 31, 1997 and 1996 primarily represented rental of locomotives and real estate, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate. The increase was primarily the result of sale of easements of approximately $90,000 during the first quarter of 1997 and increased rental income of approximately $50,000.

         OPERATING EXPENSES. The table below is a comparison of operating expenses (which do not include interest expense and other expense) for the periods shown.

                                                 For the Three Months Ended
                                          -----------------------------------------
                                          March 31, 1997             March 31, 1996
                                          --------------             --------------
                                                    % Change                    % Change
                                     Expenses      From 1996    Expenses       From 1995
                                     --------      ---------    --------       ---------
Maintenance of way                 $  514,777        68.4%     $  305,614         81.5%

Maintenance of equipment              193,823        14.4%        169,363        122.2%

Transportation                        790,144        35.4%        510,198         40.3%

Equipment rental                        3,953       (72.2%)        14,208        522.4%

Selling, general and
  administrative                      559,258        89.9%        294,474         99.9%

Depreciation and
amortization                          363,801        46.3%        248,692         38.0%
                                   ----------                  ----------


Total operating expenses           $2,425,756        57.3%     $1,542,549        100.3%
                                   ==========                  ==========


         Operating expenses increased by approximately $0.9 million, or 57.3%, from $1.5 million for the three month period ended March 31, 1996 to $2.4 million for the three month period ended March 31, 1997. Maintenance of way expenses increased by approximately $209,000, or 68.4%, from $305,614 for the three month period ended March 31, 1996 to $514,777 for the three month period ended March 31, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR, which was acquired in December 1996, had maintenance of way expenses of approximately $64,000 for the three months ended March 31, 1997. CCRR, which was acquired September 1996, had maintenance of way expenses of approximately $52,000 for the three months ended March 31, 1997. Gettysburg Railway, which was acquired in November 1996, had maintenance of way expenses of approximately $30,000 for the three months ended March 31, 1997. In addition to the above acquisitions, WTLR's maintenance of way expenses increased approximately $34,000 from the first quarter of 1996 to the first quarter of 1997 due to increased track work being performed as part of a maintenance program.

         Maintenance of equipment expenses increased by approximately $24,000, or 14.4%, from $169,363 for the three month period ended March 31, 1996 to $193,823 for the three month