Form 10-Q/A
period 1997-03-31
RAILAMERICA INC /DE
filed 1997-05-21
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

         Maintenance of equipment expenses increased by approximately $24,000, or 14.4%, from $169,363 for the three month period ended March 31, 1996 to $193,823 for the three month period ended March 31, 1997 primarily due to certain acquisitions which occurred during the second half of 1996.

         Transportation expense increased by approximately $280,000, or 35.4%, from $510,198 for the three month period ended March 31, 1996 to $790,144 for the three month period ended March 31, 1996 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $143,000 of transportation expenses during the three months ended March 31, 1997. CCRR incurred approximately $96,000 of transportation expense for the three months ended March 31, 1997. OTVR, which was acquired in October 1996, incurred approximately $63,000 of transportation expense for the three months ended March 31, 1997. Gettysburg Railway incurred approximately $32,000 of transportation expense for the three months ended March 31, 1997. These increases were partially offset by decreases in transportation expenses for HESR and WTLR of approximately $18,000 and $43,000, respectively, due to decreased traffic volume on these rail lines from the first quarter of 1996 to the first quarter of 1997.

         Equipment rental decreased by approximately $10,000, or 72.2%, from $14,208 for the three month period ended March 31, 1996 to $3,953 for the three month period ended March 31, 1997.

         Selling, general and administrative expenses increased by approximately $265,000, or 89.9%, from $294,474 for the three month period ended March 31, 1996 to $559,258 for the three month period ended March 31, 1997 primarily due to certain acquisition which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $79,000 for the three months ended March 31, 1997. CCRR incurred general and administrative expenses of approximately $74,000 for the three months ended March 31, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $41,000 for the three months ended March 31, 1997. OTVR incurred general and administrative expenses of approximately $39,000 for the three months ended March 31, 1997.

         Operating expenses, as a percentage of transportation revenue, were 66.8% and 60.8% for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily due to costs associated with the adverse weather in Minnesota and Michigan during the first quarter of 1997 and certain start up costs for acquisitions which occurred during the fourth quarter of 1996. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at the first quarter 1997 level.

         OTHER INCOME (EXPENSE). Interest expense increased by approximately $372,000, or 139.3% from $266,737 for the three months ended March 31, 1996 to $638,299 for the three months ended March 31, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the first quarter of 1997 attributable to these three acquisitions was $189,000, $96,000 and $96,000, respectively. Other income (expense) decreased by approximately $32,000 from $1,366 of income for the three months ended March 31, 1996 to $30,898 of expense for the three months ended March 31, 1997.

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

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn and RailAmerica Equipment Corporation ("REC") for the three month periods ended March 31, 1997 and 1996. REC currently leases railroad tank cars, flat cars and locomotives to various railroads and shippers.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996

         The following table sets forth the income and expense items of Kalyn for the three months ended March 31, 1997 and 1996 and the percentage relationship of income and expense items to net sales:

                                                   For the Three Months Ended
                                   -------------------------------------------------------
                                          March 31, 1997               March 31, 1996
                                   --------------------------    -------------------------
Net sales                          $ 4,074,019         100.0%    $ 3,453,214         100.0%



Cost of goods sold                   3,121,049          76.6%      2,630,935          76.2%
                                   -----------                   -----------

Gross profit                           952,970          23.4%        822,279          23.8%

Selling, general and
  administrative expenses              400,046           9.8%        350,487          10.2%

Depreciation and amortization          115,006           2.9%        107,687           3.1%
                                   -----------                   -----------

Income from operations                 437,918          10.4%        364,105          10.5%

Other expenses (net)                   (61,895)          1.5%        (97,604)          2.8%
                                   -----------                   -----------

Net Income Before Taxes            $   376,023           8.9%    $   266,501           7.7%
                                   ===========                   ===========



         NET SALES. Net sales consist of trailers sales, part sales and repair income. Net sales increased by approximately $0.6 million, or 18.0%, from $3.5 million for the three month period ended March 31, 1996 to $4.1 million for the three month period ended March 31, 1997. Trailer sales represent approximately 95% and 96% of the net sales in the first quarter of 1997 and 1996, respectively. Kalyn sold 144 trailers for the three month period ended March 31, 1997 and 141 trailers for the three month period ended March 31, 1996. The increase in sales volume increased net sales by approximately $70,000 from the first quarter of 1996 to the first quarter of 1997. The average price per trailer sold was approximately $27,150 for the three month period ended March 31, 1997 and approximately $23,500 for the three month period ended March 31, 1996. The increase in average price per trailer increased sales by approximately $0.5 million. Sales to governmental agencies represented 31.6% and 16.5% of Kalyn's net sales for the three month period ended March 31, 1997 and 1996, respectively. During the first quarter of 1996, Kalyn was in the process of building 5 proto-type trailers in connection with the October 1995 TACOM contract. Full production under the contract began during the first quarter of 1997. The increase in sales for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996 was principally due to the above contract work. Kalyn produced 15 Tactical Vans during the first quarter of 1997 representing approximately $1.1 million of sales. Kalyn's backlog of orders was approximately $12.7 million as of March 31, 1997 compared to $10.9 million at March 31, 1996.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $0.5 million, or 18.6%, from $2.6 million for the three month period ended March 31, 1996 to $3.1 million for the three month period ended March 31, 1997. Cost of goods sold was 76.6% of net sales for the three month period ended March 31, 1997 compared to 76.2% for the three month period ended March 31, 1996. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as sales increase and a larger percentage of sales are to government agencies based upon the new contracts that were received during the fourth quarter of 1995 and first quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $50,000 from the first quarter of 1996 to the first quarter of 1997 but decreased slightly as a percentage of net sales.

         REC. Revenue for REC for the three month period ended March 31, 1997 increased by approximately $77,000 from $17,134 for the three month period ended March 31, 1996 to $94,620 for the three month period ended March 31, 1997 as a result of tank car leases entered into during March 1996. Selling, general and administrative expense increased by approximately $20,000 from $15,337 for the three month period ended March 31, 1996 to $34,922 for the three month period ended March 31, 1997. The increase was due to costs associated with management and operation of the tank car fleet. Depreciation and amortization expenses also increased by approximately $18,000 from $97 for the three month period ended March 31, 1996 to $18,163 for the three month period ended March 31, 1997 due to the addition of the tank cars. Interest expense of $25,831 in the three month period ended March 31, 1997 represented interest from financing the purchase of tank cars and locomotives.

RESULTS OF MOTOR CARRIER OPERATIONS (Discontinued Operations)

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the three month period ended March 31, 1997 and 1996.

         Since the Company's acquisition of Steel City Carriers, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad business. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management anticipates selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries during 1997.

                                                   1997                         1996
                                                   ----                         ----
Transportation revenue                   $1,729,886        100.0%    $1,718,791        100.0%
                                         ----------                  ----------

Direct operating expenses                 1,524,534         88.1%     1,590,355         92.5%

Selling, general and administrative
    expenses                                144,262          8.3%       165,103          9.6%

Depreciation and amortization                93,733          5.4%        87,523          5.1%
                                         ----------                  ----------        -----

Total operating expenses                  1,762,529        101.9%     1,842,981        107.2%
                                         ----------                  ----------        -----

Operating loss                           $  (32,643)        (1.9%)   $ (124,190)        (7.2%)
                                         ==========                  ==========

         TRANSPORTATION REVENUE - Transportation revenues remained fairly constant from the first quarter of 1996 to the first quarter of 1997.

         DIRECT OPERATING EXPENSES - Direct operating expenses decreased by approximately $66,000, or 4.1% from $1.6 million for the three month period ended March 31, 1996 to $1.5 million for the three month period ended March 31, 1997. Direct operating expenses represented 88.1% of transportation revenue for the three month period ended March 31, 1997 compared to 92.5% for the three month period ended March 31, 1996. The decrease was due to decreased equipment maintenance and repairs and the unusually extreme weather in early 1996. The extreme winter weather caused many roads in Ontario and the northern United States to be closed for extended periods of time, resulting in lost revenue and increased costs during 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased slightly as a percentage of transportation revenue for the first quarter of 1997 compared to the first quarter of 1996. The decrease was due to efficiencies achieved by combining of the operations of Steel City Carriers and RIS into Steel City Carriers in late 1996.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $0.9 million for the three month period ended March 31, 1997.

         Cash used in investing activities was $8.4 million for the three month period ended March 31, 1997. The Company's main use of cash during the first quarter of 1997 was for the purchase of a 55% equity interest in Ferronor. In addition, property, plant and equipment increased $0.3 million during the first quarter of 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines offset by depreciation taken in the first quarter of 1997.

         The Company's cash provided by financing activities was $5.1 million for the three month period ended March 31, 1997 consisting of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997 and net proceeds of approximately $1.1 million from the conversion of a portion of the Company's Class B Warrants.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for Ferronor, SCTR, Kalyn, Steel City Carriers, Dakota Rail, WTLR, ETC, CCRR, MNR, OTVR and Gettysburg Railway. Certain of this indebtedness was refinanced through a $25 million revolving line of credit (the "Revolver") with National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The maturity date of the Revolver is

October 1999. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, SGVY, RIS, CCRR, Steel City Carriers, WTLR and OTVR.

         On March 3, 1997, the Company received a loan commitment from National Bank of Canada and Comerica Bank N.A. to further increase the Revolver to $40 million. It is anticipated that this additional increase will be finalized in the second quarter of 1997.

         As of March 31, 1997, the Company had working capital of $2.9 million compared to working capital of $5.1 million as of December 31, 1996. Cash on hand as of March 31, 1997 was $1.5 million compared to $3.9 million as of December 31, 1996. The decrease in cash from December 31, 1996 to March 31, 1997 is due primarily to the purchase of an equity interest in Ferronor in February 1997 and paydown on the Company's Revolver. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flow will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $1.5 million and capital expenditures at Kalyn of approximately $100,000. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Company's $25 million revolving line of credit allows acquisition loan advances of up to $20 million for such acquisitions. Upon the closing of the increase in the Revolver, the Company will have approximately $12.5 million available for future acquisitions. As of May 15, 1997, the Company had approximately $1.8 million of availability under the $25 million Revolver.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the development of additional transportation-related businesses; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; orders under the TACOM agreements; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies and the development of additional transportation-related businesses; a decline in the market acceptability of railroad services; the effect of competitive pricing; the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits
             3.1   Amended and Restated Articles of Incorporation of Registrant(9)
             3.2   By-laws of Registrant(1)
             4.2   Class B Warrant(2)
             4.3   Unit Purchase Warrant(2)
             4.4   Series A Convertible Subordinated Debentures(7)
           10.14   RailAmerica, Inc. 1992 Stock Option Plan(1)+
           10.23   Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad
                   Corporation, South Central Tennessee Railroad Company, Inc. and Charter
                   Financial, Inc., dated as of December 31, 1993(5)
           10.24   Lease Agreement between South Central Tennessee Railroad Authority and
                   South Central Tennessee Railroad Company, Inc. dated October 16, 1984(3)
           10.32   Stock Purchase Agreement between Steel City Truck Lines Limited, Josef
                   Bichler and RailAmerica, Inc. dated December 19, 1994(10)
           10.33   Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc.
                   dated February 6, 1995(10)
           10.35   Employment Agreement between Robert B. Coward and Kalyn/Siebert
                   Incorporated(6)
           10.37   Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain
                   E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and
                   Dakota Rail, Inc.(7)
           10.38   Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and
                   RailAmerica, Inc., RailAmerica Services Corporation and Huron and Eastern
                   Railway Company, Inc.(7)
           10.39   Loan Agreement, dated September 29, 1995, by and between
                   RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica
                   Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel
                   City Carriers, Inc., Saginaw Valley Railway Company, Inc.,
                   Huron and Eastern Railway Company, Inc. and National Bank of
                   Canada(9)
           10.40   Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves,
                   Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO
                   Corporation and RailAmerica, Inc.(8)
           10.41   Emloyment Agreement between Gary O. Marino and RailAmerica,
                   Inc.(9)+
           10.42   Employment Agreement between John H. Marino and
                   RailAmerica, Inc.(9)+
           10.43   Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc.
                   and Gary O. Marino(9)+
           10.44   RailAmerica, Inc. 1995 Stock Incentive Plan(9)+
           10.45   RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(9)
           10.46   RailAmerica, Inc. 1995 Employee Stock Purchase Plan(9)
           10.47   RailAmerica, Inc. Corporate Senior Executive Bonus Plan(9)+
           10.49   Purchase and Sale Agreement dated November 30, 1995, by and between CSX


                    Transportation, Inc. and Saginaw Valley Railway Company, Inc.(10)
           10.50    Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica,
                    Inc. and the holders of all the issued and outstanding shares of the Company's
                    Preferred Stock(10)
           10.51    Asset Purchase Agreement dated January 26, 1996 by and
                    between TEMCO Corporation and RailAmerica Equipment
                    Corporation(10)
           10.52    Agreement of Sale dated July 18, 1996 by and between the
                    Commonwealth's Department of Transportation and Delaware
                    Valley Railway Company, Inc., a wholly-owned subsidiary of
                    RailAmerica, Inc.(11)
           10.53    Agreement entered into by and between R. Frank Unger, Trustee of Sagamore
                    National Corporation, Indiana HiRail Corporation and RailAmerica, Inc.(11)
           10.54    Asset Purchase Agreement, dated August 5, 1996, by and among
                    Burlington Northern Railroad Company and Cascade and
                    Columbia River Railroad Company, a subsidiary of
                    RailAmerica, Inc.(12)
           10.55    Confidential Private Placement Memorandum dated September 20, 1996.(13)
           10.56    Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter
                    Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(14)
           10.57    Commitment letter relating to $40,000,000 Revolving Line of Credit/Term Loan
                    Facility, dated March 3, 1997, by and between National Bank of Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert,
                    Incorporated, RailAmerica Intermodal Services, Inc.,
                    RailAmerica Carriers, Inc., Steel City Carriers, Inc.,
                    Saginaw Valley Railway Company, Inc., Huron and Eastern
                    Railway Company, Inc., West Texas and Lubbock Railroad
                    Company, Inc., Plainview Terminal Company, Cascade and
                    Columbia River Railroad Company, Inc., Minnesota Northern
                    Railroad Company, Inc. and Delaware Valley Railway Company,
                    Inc.(15)
           10.58    Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota
                    Northern Railroad, Inc.(15)
           10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(15)+
           10.60    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
                    Gary O. Marino(15)+
           10.61    Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
                    John H. Marino(15)+

            21      Subsidiaries of Registrant(15)
            27      Financial Data Schedule (for SEC use only).


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

(8) Incorporated by reference to the exhibit number 2.1 filed as part of the Company's Form 8-K as of November 1, 1995, filed with the Securities and Exchange Commission on November 3, 1995.

(9) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(10) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 12, 1996.

(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended July 30, 1996, filed with the Securities and Exchange Commission on August 12, 1996.

(12) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of September 6, 1996, filed with the Securities and Exchange Commission on September 12, 1996.

(13) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.

(14) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.

(15) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.

+        Executive Compensation Plan or Arrangement.

         (b)Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the first quarter of 1997:

1. A Form 8-K dated January 15, 1997, was filed on January 29, 1997, as a result of completing a Private Placement of 1,670,000 shares of the Company's common stock.

2. A Form 8-K dated February 19, 1997, was filed on March 6, 1997, as a result of completing the purchase of a majority equity interest in Empresa de Transporte Ferrovario S.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAILAMERICA, INC.


Date:  May 19, 1997                        By: /s/Gary O. Marino
                                               -----------------
                                               Gary O. Marino, on behalf
                                               of the Company as Chairman,
                                               and as Chief Executive Officer
                                               (Principal Financial Officer)