Form 10-Q
period 1997-06-30
RAILAMERICA INC /DE
filed 1997-08-19
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                           Commission File No. 0-20618

                                RAILAMERICA, INC.
   -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                   65-0328006
   --------------------------------              ------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                     Identification No.)

             301 Yamato Road, Suite 1190, Boca Raton, Florida 33431
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 994-6015
           --------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.           Yes XX No
                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 - 8,449,535 shares as of August 18, 1997

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                                                      Page No.
                                                                      --------

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets - June 30, 1997
        and December 31, 1996                                             1

        Consolidated Statements of Income -
           For the six and three months ended
           June 30, 1997 and 1996                                         2

        Consolidated Statements of Cash Flows - For the
        six months ended June 30, 1997 and 1996                           3

        Notes to Consolidated Financial Statements                        4

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     7

PART II OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                 23

        Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                             June 30,    December 31,
                                                                               1997          1996
                                                                          ------------   ------------
                             ASSETS                                       (Unaudited)
Current assets:
  Cash                                                                    $  1,585,565   $  3,879,972
  Accounts receivable                                                        7,642,232      4,575,958
  Inventories                                                                2,915,239      3,104,555
  Other current assets                                                         802,910        462,867
                                                                          ------------   ------------
        Total current assets                                                12,945,946     12,023,352

Property, plant and equipment, net                                          56,300,251     54,148,966

Investment in and advances to majority-owned subsidiary                      7,640,298           --

Other, net                                                                   2,576,303      2,426,615

Excess of cost over net assets of companies acquired, net                    2,875,835      2,965,853
                                                                          ------------   ------------
        Total assets                                                      $ 82,338,633   $ 71,564,786
                                                                          ============   ============



                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                    $  1,919,716   $  1,752,926
  Current maturities of subordinated debt                                      212,392        212,392
  Accounts payable                                                           3,536,258      3,162,953
  Accrued expenses and income taxes payable                                  1,912,563      1,811,739
                                                                          ------------   ------------
        Total current liabilities                                            7,580,929      6,940,010
                                                                          ------------   ------------
Long-term debt, less current maturities                                     39,643,843     38,401,119
                                                                          ------------   ------------
Subordinated debt, less current maturities                                   3,371,686      3,477,882
                                                                          ------------   ------------
Deferred income taxes                                                        7,249,573      6,753,668
                                                                          ------------   ------------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 1,000,000                --             --
  shares authorized
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     8,694,620 issued and 8,457,620 outstanding at June 30, 1997;
     6,125,410 issued  and 5,888,410 outstanding at December 31, 1996            8,694          6,125
  Additional paid-in capital                                                21,700,023     11,773,036
  Common stock subscribed                                                         --        2,340,000
  Retained earnings                                                          3,868,509      2,944,774
  Cumulative translation adjustment                                             54,645         67,441
  Less treasury stock (237,000 shares at cost)                              (1,139,269)    (1,139,269)
                                                                          ------------   ------------
        Total stockholders' equity                                          24,492,602     15,992,107
                                                                          ------------   ------------
        Total liabilities and stockholders' equity                        $ 82,338,633   $ 71,564,786
                                                                          ============   ============

          The accompanying notes are an integral part of the consolidated financial statements.
                                        1

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six and three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                         Three months ended June 30,     Six months ended June 30,
                                                        ----------------------------    ----------------------------
                                                             1997           1996            1997             1996
                                                        ------------    ------------    ------------    ------------
Operating revenues:
  Transportation - railroad                             $  4,208,349    $  2,095,948    $  7,840,020    $  4,762,528
  Manufacturing                                            5,957,057       4,688,006      10,031,076       8,141,220
  Other                                                      272,597         744,892         624,219         841,876
                                                        ------------    ------------    ------------    ------------
                                                          10,438,003       7,528,846      18,495,315      13,745,624
                                                        ------------    ------------    ------------    ------------
Operating expenses:
  Transportation - railroad                                1,893,778       1,017,107       3,396,475       2,072,778
  Cost of goods sold - manufacturing                       4,180,183       3,637,295       7,301,232       6,268,230
  Selling, general and administrative                      1,985,471       1,331,294       3,613,976       2,565,046
  Depreciation and amortization                              529,168         387,402       1,047,700         749,025
                                                        ------------    ------------    ------------    ------------
                                                           8,588,600       6,373,098      15,359,383      11,655,079
                                                        ------------    ------------    ------------    ------------

        Operating income                                   1,849,403       1,155,748       3,135,932       2,090,545

  Equity in income of majority-owned subsidiary               80,740              --         104,500              --
  Interest expense                                          (823,739)       (455,526)     (1,533,173)       (860,344)
  Other expenses                                             (53,380)        (19,193)        (96,454)        (39,859)
                                                        ------------    ------------    ------------    ------------
        Income from continuing operations before
            income taxes                                   1,053,024         681,029       1,610,805       1,190,342
 Provision for income taxes                                  389,901         252,000         598,151         440,000
                                                        ------------    ------------    ------------    ------------
        Income from continuing operations                    663,123         429,029       1,012,654         750,342
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $31,000 and $61,000, respectively, and
     benefit of $68,000 and $125,000, respectively)          (49,406)       (102,719)       (111,086)       (212,225)
                                                        ------------    ------------    ------------    ------------
             Net Income                                 $    613,717    $    326,310    $    901,568    $    538,117
                                                        ============    ============    ============    ============

====================================================================================================================
Primary earnings per common share
    Continuing operations                               $       0.08    $       0.09    $       0.12   $        0.15
    Discontinued operations                                    (0.01)          (0.02)          (0.01)          (0.03)
                                                        ------------    ------------    ------------    ------------
        Net income                                      $       0.07    $       0.07    $       0.11   $        0.12
                                                        ============    ============    ============    ============

Fully diluted earnings per common share
    Continuing operations                               $       0.07    $       0.09    $       0.12     $      0.14
    Discontinued operations                                    (0.00)          (0.02)          (0.01)          (0.03)
                                                        ------------    ------------    ------------    ------------
        Net income                                      $       0.07    $       0.07    $       0.11     $      0.11
                                                        ============    ============    ============    ============

Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                8,603,144       5,665,998       8,403,526       5,664,208
                                                        ============    ============    ============    ============
    Fully Diluted                                          9,412,545       6,475,399       9,212,927       6,473,609
                                                        ============    ============    ============    ============



    The accompanying notes are an integral part of the consolidated financial statements.
                                        2

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                               1997              1996
                                                                          ------------        -----------
Cash flows from operating activities:
  Net income                                                              $    901,568        $   538,117
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                          1,409,171          1,030,200
      Equity in income of affiliated company                                  (104,500)              --
      Gain on sale of properties                                               (21,938)          (605,545)
      Employee stock grants                                                       --               48,554
      Deferred income taxes                                                    518,071            291,780
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                 (3,066,274)        (1,460,631)
        Inventories                                                            189,316             95,560
        Other current assets                                                  (340,043)          (101,258)
        Accounts payable                                                       373,305            237,252
        Income taxes payable                                                  (105,538)          (400,000)
        Accrued liabilities                                                    206,362           (175,227)
        Deposits and other                                                      46,707            (64,429)
                                                                          ------------        -----------
          Net cash provided by operating activities                              6,207           (565,627)
                                                                          ------------        -----------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                                (2,207,696)        (3,267,213)
  Acquisition of 55% of Ferronor                                            (7,445,701)              --
  Proceeds from sales of properties                                            163,600            937,702
  Deferred acquisition costs and other                                        (147,248)          (295,511)
                                                                          ------------        -----------
          Net cash used in investing activities                             (9,637,045)        (2,625,022)
                                                                          ------------        -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases               17,299,269          6,793,680
  Principal payments on debt and capital leases                            (17,186,495)        (5,643,574)
  Sale of common stock                                                       7,589,345               --
  Purchase of treasury stock                                                      --              (71,003)
  Deferred financing costs                                                     (90,833)              --
  Deferred loan costs                                                         (274,855)            (5,987)
                                                                          ------------        -----------
          Net cash provided by financing activities                          7,336,431          1,073,116
                                                                          ------------        -----------

Net decrease in cash                                                        (2,294,407)        (2,117,533)
Cash, beginning of period                                                    3,879,972          3,488,866
                                                                          ------------        -----------
Cash, end of period                                                       $  1,585,565        $ 1,371,333
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

         In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six and three months ended June 30, 1997 and 1996.

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

2        EARNINGS PER SHARE:

         For the six and three months ended June 30, 1997, primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2        EARNINGS PER SHARE, continued

         For the six and three months ended June 30, 1996, primary earnings per share was computed on net income increased by pro forma reductions in interest expense resulting from the assumed exercise of warrants, options and conversion of redeemable convertible preferred stock for the periods outstanding, and the resulting assumed reduction of outstanding indebtedness, divided by the weighted average number of common and common equivalent shares outstanding during the period under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

3.       INVESTMENT IN AND ADVANCES TO MAJORITY-OWNED SUBSIDIARY:

         Included in the Company's continuing operations at June 30, 1997 is an equity interest of 55% in Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line. Ferronor's functional currency is the Chilean Peso.

         A summary of financial information of Ferronor as of and for the four and three month periods ended June 30, 1997 is set forth below (in Thousands):

     Current assets                              $ 4,589
     Noncurrent assets                            16,661
                                                 -------
            Total assets                          21,250
                                                 -------
     Current liabilities                           7,865
     Noncurrent liabilities                          176
                                                 -------
            Total liabilities                      8,041
                                                 -------
     Net assets                                  $13,209
                                                 =======

Four Months Ended June 30, 1997:
     Railroad revenue                            $ 2,326
                                                 =======
     Net income                                  $   190
                                                 =======

Three Month Ended June 30, 1997:
     Railroad revenue                            $ 1,649
                                                 =======
     Net income                                  $   143
                                                 =======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4        INVENTORIES:

         Inventories consist of the following as of June 30, 1997 and December 31, 1996:

                                                1997              1996
                                             -----------       -----------
Raw materials                                $ 2,902,925       $ 2,284,683
Work in process                                1,000,614           635,780
Finished goods                                   694,378           881,817
Replacement or repair parts for equipment
          and road property                      783,346           381,309
                                             -----------       -----------
                                               5,381,263         4,183,589
Less, advances related to materials           (2,466,024)       (1,079,034)
                                             -----------       -----------
Inventories in excess of contract advances   $ 2,915,239       $ 3,104,555
                                             ===========       ===========

5.         DISCONTINUED OPERATIONS:

           Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months and six months ended June 30, 1997.

                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                              ----------------       ---------------
                                                               1997       1996       1997       1996
                                                             -------    -------    -------    ------
                                                                             (Thousands)
                  Revenues                                   $ 1,840    $ 1,913   $ 3,614     $3,631
                  Operating loss                                 (31)       (99)      (80)      (223)
                  Loss before taxes                             ( 80)      (164)     (179)      (337)
                  Benefit for income taxes                        31         61        68        125
                  Net loss                                   $  ( 49)   $  (103)   $ (111)    $ (212)

           Net assets of the discontinued business held for sale at June 30, 1997 consisted of current assets of $0.962 million, noncurrent assets of $5.186 million, and total liabilities of $5.561 million.

6.         INCOME TAX PROVISION:

           The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a multimodal transportation company that acquires, develops and operates shortline railroads formed primarily through the acquisition of light density rail lines from larger railroads. The Company also operates in the truck trailer manufacturing business through its wholly-owned subsidiary Kalyn/Siebert, Inc. ("Kalyn"), a manufacturer of a broad range of truck trailers, located in Gatesville, Texas.

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

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and motor carrier operations (discontinued operations). The corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. The Company feels that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead increased by approximately $0.32 million, or 29.6%, from $1.1 million for the six month period ended June 30, 1996 to $1.42 million for the six month period ended June 30, 1997. The increase was related to the additional costs incurred to manage the new subsidiaries acquired during the second half of 1996 and 1997 including Evansville Terminal Company ("ETC"), Cascade and Columbia River Railroad Company, Inc. ("CCRR"), Otter Tail Valley Railroad Company, Inc. ("OTVR"), Gettysburg Railway, Gettysburg Scenic Rail Tours, Inc. ("GSRT"), Minnesota Northern Railroad, Inc. ("MNR") and Ferronor.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,360 miles of rail line as of June 30, 1997. These consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 51 miles of rail line in the state of Indiana, 18 miles of which it owns and 33 miles of which it operates under an operating agreement; (ix) 131 miles of rail line which it owns in the state of Washington; (x) 23 miles of rail line which it owns in southern Pennsylvania; (xi) 72 miles of rail line which it owns in central Minnesota; (xii) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; and (xiii) 1,400 miles of rail line in northern Chile.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in its local operating areas. The Company's haulage of products in Michigan include agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Indiana consists of agricultural commodities and plastics. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in Chile consists of copper, iron ore, limestone and other commodities.

         In keeping with the general nature of business in its Michigan, Texas and Minnesota market areas, agricultural commodities have represented a significant portion of the Company's annual carloadings. Although the acquisitions of South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company ("DVRC"), Dakota Rail, Inc. ("DRI") and CCRR have helped to diversify the Company's traffic base and mitigate seasonal fluctuations, the Company believes that, absent additional acquisitions in industrial areas, agricultural commodities will continue to represent the primary component of the Company's rail traffic base. As a result, the Company's operations could be materially and adversely affected by factors such as adverse weather conditions and fluctuations in grain prices. Additionally, sellers of commodities tend to hold shipments if they anticipate price increases for their commodities. Such actions could cause the Company's results of operations to fluctuate from period to period as a result of fluctuations in the prices of those commodities. Moreover, agricultural commodities are generally shipped from September to May and the Company handles most of its traffic during such periods. The Company anticipates that the acquisition of Ferronor will help insulate it from its dependence on agricultural commodities.

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the six and three months ended June 30, 1997 and 1996. The results of railroad operations include the operations of ETC effective July 1, 1996, CCRR from September 6, 1996, OTVR from October 1, 1996, Gettysburg Railway and GSRT from November

1, 1996 and MNR from December 28, 1996. As a result, the results of operations for the six and three months ended June 30, 1997 are not comparable to the prior year periods in certain material respects.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The table below compares the components of the Company's revenues from its railroad operations for the periods shown.

                                         For the Six Months Ended
                             ------------------------------------------------
                                June 30, 1997              June 30, 1996
                             -------------------     ------------------------

                            Gross      % Change       Gross          % Change
                          Revenues     From 1996      Revenues       From 1995
                          ---------    ---------      ----------     ---------
Transportation Revenue   $7,840,020     64.6%         $4,762,528      62.1%

Other Revenue               436,799    (40.4%)           732,607     511.5%
                         ----------                   ----------


Total Revenue            $8,276,819     50.6%         $5,495,135      79.7%
                         ==========                   ==========


         TRANSPORTATION REVENUES. Transportation revenues for the six month period ended June 30, 1997 increased by $3.1 million, or 64.6%, compared to the prior year period primarily due to acquisitions which occurred during the second half of 1996. CCRR, which was acquired in September 1996, had transportation revenue of approximately $1.3 million in the first six months of 1997. MNR, which was acquired in December 1996, had transportation revenue of approximately $1.1 million in the first six months of 1997. OTVR, which was acquired in September 1996, had transportation revenue of approximately $0.8 million during the first six months of 1997. In addition, the transportation revenue for the six months ended June 30, 1997 includes an increase in freight revenue of $0.5 million based upon an agreement reached with a connecting carrier. These increases in transportation revenue were partially offset by a decrease of approximately $0.4 million in revenue from HESR due to a decrease in the agricultural shipments in the first six months of 1997 compared to the first six months of 1996. Additionally, transportation revenue from SCTR decreased approximately $0.3 million due to a decrease in demurrage revenue charged to a shipper. The transportation revenue per carload decreased from $413 to $353 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's other railroads. Domestic carloads handled totaled 22,203 for the six months ended June 30, 1997, an increase of 10,659, or 92.3% compared to 11,544 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 4,907 in the first six months of 1997, CCRR, which handled 3,681 carloads in the first six months of 1997, OTVR, which handled 2,444 carloads in the first six months of 1997 and Gettysburg Railway, which handled 795 carloads in the first six months of 1997. These increased carloadings were partially offset by a decrease of 1,134 carloads from HESR. Ferronor handled 8,454 carloads during the period from February 20 to June 30, 1997.

         OTHER REVENUES. Other revenues decreased by $0.3 million, or 40.4%, from $0.7 million for the six months ended June 30, 1996 to $0.4 million for the six months ended June 30, 1997. Other revenues for the six months ended June 30, 1996 consisted primarily of a gain on the sale of 22 miles of rail line and a car repair shop in the state of Indiana. The gain on the sale was approximately $582,000. This increase was partially offset by lease income received by the newly acquired railroads. Additionally, other revenues for the six months ended June 30, 1996 and other revenue for the six months ended June 30, 1997 represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         OPERATING EXPENSES. The table below is a comparison of operating expenses (which do not include interest expense and other expense) for the periods shown.

                                       For the Six Months Ended
                                 ----------------------------------
                               June 30, 1997             June 30, 1996
                               -------------             -------------
                                          % Change                  % Change
                            Expenses      From 1996   Expenses      From 1995
                           ----------     ---------   --------      ---------
Maintenance of way         $1,121,647     108.7%      $  537,433    58.8%

Maintenance of equipment      355,001      12.9%         314,477    77.9%

Transportation              1,689,935      64.6%       1,026,754    31.6%

Equipment rental              229,892      18.4%         194,114    50.7%

Selling, general and
  administrative            1,198,124      89.5%         632,156    81.3%

Depreciation and
amortization                  736,909      48.6%         495,755    28.5%
                           ----------                 ----------

Total operating expenses   $5,331,508      66.6%      $3,200,689    48.3%
                           ==========                 ==========


         Operating expenses increased by approximately $2.1 million, or 66.6%, from $3.2 million for the six months ended June 30, 1996 to $5.3 million for the six months ended June 30, 1997. Operating expenses for the six months ended June 30, 1997 have been reduced by approximately $280,000 due to a reimbursement received by the Company from a connecting carrier. Maintenance of way expenses increased by approximately $0.6 million, or 108.7%, from $0.5 million for the six month period ended June 30, 1996 to $1.1 million for the six month period ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR, which was acquired in December 1996, had maintenance of way expenses of approximately $156,000 for the six months ended June 30, 1997. CCRR, which was acquired September 1996, had maintenance of way expenses of approximately $105,000 for the six months ended June 30, 1997. Gettysburg Railway, which was acquired in November 1996, had maintenance of way expenses of approximately $60,000 for the six months ended June 30, 1997.

In addition to the above acquisitions, WTLR's and HESR's maintenance of way expenses increased approximately $92,000 and $84,000, respectively, from the first six months of 1996 to the first six months of 1997 due to increased track work being performed as part of maintenance programs.

         Maintenance of equipment expenses increased by approximately $41,000, or 12.9%, from $314,477 for the six month period ended June 30, 1996 to $355,001 for the six month period ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996.

         Transportation expense increased by approximately $0.7 million, or 64.6%, from $1.0 million for the six month period ended June 30, 1996 to $1.7 million for the six month period ended June 30, 1997 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.3 million of transportation expenses during the six months ended June 30, 1997. CCRR incurred approximately $0.2 million of transportation expense for the six months ended June 30, 1997. OTVR, which was acquired in October 1996, incurred approximately $0.1 million of transportation expense for the six months ended June 30, 1997. Gettysburg Railway incurred approximately $0.1 million of transportation expense for the six months ended June 30, 1997.

         Equipment rental increased by approximately $36,000, or 18.4%, from $194,114 for the six month period ended June 30, 1996 to $229,892 for the six month period ended June 30, 1997.

         Selling, general and administrative expenses increased by approximately $0.6 million, or 89.5%, from $0.6 million for the six month period ended June 30, 1996 to $1.2 million for the six month period ended June 30, 1997 primarily due to certain acquisition which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $0.15 million for the six months ended June 30, 1997. CCRR incurred general and administrative expenses of approximately $0.2 million for the six months ended June 30, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $0.1 million for the six months ended June 30, 1997. OTVR incurred general and administrative expenses of approximately $0.1 million for the six months ended June 30, 1997.

         Operating expenses, as a percentage of transportation revenue, were 68.0% and 67.2% for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily due to costs associated with the adverse weather in Minnesota and Michigan during the first quarter of 1997 and certain start up costs for acquisitions which occurred during the fourth quarter of 1996. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at the first half 1997 level exclusive of seasonal fluctuations.

         OTHER INCOME (EXPENSE). Interest expense increased by approximately $0.8 million, or 150.4% from $0.5 million for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the first six months of 1997 attributable to these three acquisitions was $0.4 million, $0.2 million and $0.2 million, respectively. Other income (expense) decreased by approximately $55,000 from $925 of income for the six months ended June 30, 1996 to $53,740 of expense for the six months ended June 30,

1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996.

         The table below compares the Company's revenues for its railroad operations for the periods shown.

                                      For the Three Months Ended
                           -----------------------------------------------
                                June 30, 1997           June 30, 1996
                           ---------------------    ----------------------
                            Gross      % Change      Gross        % Change
                          Revenues     From 1996    Revenues      From 1995
                         ----------    ---------    ---------     ---------
Transportation Revenue   $4,208,349     100.8%      $2,095,949     57.3%

Other Revenue               179,797     (72.5%)        652,756    542.1%
                         ----------                 ----------
Total Revenue            $4,388,146      59.6%      $2,748,705     91.7%
                         ==========                 ==========


         TRANSPORTATION REVENUES. Transportation revenues for the three month period ended June 30, 1997 increased by approximately $2.1 million, or 100.8%, compared to the prior year period primarily due to acquisitions which occurred during the second half of 1996. CCRR had transportation revenue of approximately $0.7 million in the second quarter of 1997. MNR had revenue of approximately $0.6 million in the second quarter of 1997. OTVR had revenue of approximately $0.4 million during the second quarter of 1997. In addition, the transportation revenue for the three months ended June 30, 1997 includes an increase in freight revenue of $0.5 million based upon an agreement reached with a connecting carrier. Additionally, transportation revenue from WTLR increased approximately $0.2 million due to an increase in carloads. These increases in transportation revenue were partially offset by a decrease of approximately $0.1 million in transportation revenue from HESR due to a decrease in the agricultural shipments in the second quarter of 1997 compared to the second quarter of 1996 and a decrease of $0.2 million in transportation revenue from SCTR due to a decrease in demurrage charged to a shipper. The transportation revenue per carload decreased from $421 to $379 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's other railroads. Domestic carloads handled totaled 11,102 for the three months ended June 30, 1997, an increase of 6,124, or 123%, compared to 4,978 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 2,518 carloads in the second quarter of 1997, CCRR, which handled 1,924 carloads in the second quarter of 1997, OTVR, which handled 1,163 carloads in the second quarter of 1997 and Gettysburg Railway, which handled 442 carloads in the second quarter of 1997. Additionally, WTLR's carloads increased 548 for the second quarter of 1997 compared to the second quarter of 1996. These increased carloadings were partially offset by a decrease of 364 carloads from HESR. Ferronor handled 5,603 carloads during the three month period ended June 30, 1997.

     OTHER REVENUES. Other revenues decreased by approximately $0.5 million for the three months ended June 30, 1997 compared to the prior year period. Other revenues for the three months ended June 30, 1996 consisted primarily of a gain of approximately $582,000 on the sale of 22 miles of rail line and a car repair shop in the State of Indiana. Additionally, other revenue for the three months ended June 30, 1996 and other revenue for the three months ended June 30, 1997 primarily represented rental of locomotives, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         OPERATING EXPENSES. The table below is a comparison of operating expenses (which do not include interest expense and other income) for the periods shown.

                                       For the Three Months Ended
                                --------------------------------------
                                June 30, 1997            June 30, 1996
                                -------------            -------------
                                           % Change                   % Change
                            Expenses       From 1996   Expenses       From 1995
                           ----------     ---------    --------       ---------
Maintenance of way         $  606,870       161.8%   $  231,811        36.3%

Maintenance of equipment      161,178         9.8%      146,737        44.5%

Transportation                899,791        96.2%      458,653        39.2%

Equipment rental              225,939        25.6%      179,906        36.1%

Selling, general and
administrative                638,866       102.7%      315,107        65.1%

Depreciation and
amortization                  373,108        50.5%      247,914        32.6%
                           ----------                ----------
Total operating expenses   $2,905,752        83.9%   $1,580,128        42.2%
                           ==========                ==========


         Operating expenses increased by approximately $1.3 million, or 83.9%, from $1.6 million for the three month period ended June 30, 1996 to $2.9 million for the three month period ended June 30, 1997. Maintenance of way expenses increased by approximately $0.4 million, or 161.8%, from $0.2 million for the quarter ended June 30, 1996 to $0.6 million for the quarter ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR had maintenance of way expenses of approximately $0.1 million for the quarter ended June 30, 1997. CCRR had maintenance of way expenses of approximately $0.05 million for the quarter ended June 30, 1997. Gettysburg Railway had maintenance of way expenses of approximately $31,000 for the quarter ended June 30, 1997. In addition to the above acquisitions, WTLR's and HESR's maintenance of way expenses increased approximately $62,000 and $58,000, respectively, from the second quarter of 1996 to the second quarter of 1997 due to increased track work being performed as part of maintenance programs.

         Maintenance of equipment expenses increased by approximately $14,000, or 9.8%, from $147,000 for the quarter ended June 30, 1996 to $161,000 for the quarter ended June 30, 1997.

         Transportation expense increased by approximately $0.4 million, or 96.2%, from $0.5 million for the quarter ended June 30, 1996 to $0.9 million for the quarter ended June 30, 1997 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.2 million of transportation expense during the quarter ended June 30, 1997. CCRR incurred approximately $0.1 million of transportation expense for the quarter ended June 30, 1997. OTVR incurred approximately $78,000 of transportation expense for the quarter ended June 30, 1997. Gettysburg Railway incurred approximately $52,000 of transportation expense for the quarter ended June 30, 1997.

         Equipment rental increased by approximately $46,000, or 25.6%, from $180,000 for the quarter ended June 30, 1996 to $226,000 for the quarter ended June 30, 1997.

         Selling, general and administrative expenses increased by approximately $0.3 million, or 102.7%, from $0.3 million for the quarter ended June 30, 1996 to $0.6 million for the quarter ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $70,000 for the quarter ended June 30, 1997. CCRR incurred general and administrative expenses of approximately $0.1 million for the quarter ended June 30, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $34,000 for the quarter ended June 30, 1997. OTVR incurred general and administrative expenses of approximately $42,000 for the three months ended June 30, 1997.

         Operating expenses, as a percentage of transportation revenue, were 69.1% and 75.4% for the three months ended June 30, 1997 and 1996, respectively.

         OTHER INCOME (EXPENSE). Interest expense increased by approximately $0.4 million, or 72.5%, from $0.3 million for the three months ended June 30, 1996 to $0.7 million for the three months ended June 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the three months ended June 30, 1997 attributable to these three acquisitions was $0.2 million, $0.14 million and $0.1 million, respectively. Other income (expense) decreased $22,400 from the prior year period.

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

         As a consequence of significant increases in sales order volume, during 1995 and 1996

Kalyn expanded its manufacturing facility to partially address this increased demand by building additional manufacturing space upon land that Kalyn owns. The expansion was also completed to accommodate the receipt of a contract with the U.S. Army Tank Automotive Command ("TACOM") pursuant to which Kalyn has agreed to exclusively produce over a three-year period all of TACOM's requirements for twelve-ton, tactical semi-trailer vans ("Tactical Vans"). TACOM has advised Kalyn that over the term of this agreement, orders could be placed for up to 345 Tactical Vans, which could generate sales of up to approximately $27 million. In February 1996, Kalyn was awarded an additional requirements contract by TACOM. Pursuant to the terms of such agreements, TACOM is not required to purchase a minimum number of Tactical Vans or other trailers. During 1996, Kalyn also built a new paint booth building to accommodate the additional volume of trailer orders. Kalyn's plant is currently operating one shift, although Kalyn believes manufacturing capacity can be increased by adding a partial second shift.

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn, and RailAmerica Equipment Corporation ("REC") for the six and three months ended June 30, 1997 and 1996. REC leases railroad tank cars, flat cars and locomotives to various railroads and shippers.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The following table sets forth the income and expense items for the six months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                For the Six Months Ended
                                              -----------------------------
                                      June 30, 1997                  June 30, 1996
                                      -------------                  -------------
Net sales                       $ 10,031,076      100.0%     $ 8,141,220       100.0%

Cost of goods sold                 7,301,232       72.8%       6,268,230        77.0%
                                ------------                 -----------

Gross profit                       2,729,844       27.2%       1,872,990        23.0%

Selling, general and
  administrative expenses            913,185        9.1%         771,397         9.5%

Depreciation and amortization        231,340        2.3%         215,523         2.6%
                                ------------                 -----------

Income from operations             1,585,319       15.8%         886,070        10.9%

Other expenses (net)                (128,731)       1.3%        (216,402)        2.7%
                                ------------                 -----------

Net Income Before Taxes         $  1,456,588       14.5%     $   669,668         8.2%
                                ============                 ===========

         NET SALES. Net sales consist of trailer sales, part sales and repair income. Net sales increased by approximately $1.9 million, or 18.8%, from $8.1 million for the six month period ended June 30, 1996 to $10.0 million for the six month period ended June 30, 1997. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 320 trailers for the six months ended June 30, 1997 and 299 trailers for the six months ended June 30, 1996. The increase in sales volume increased net sales by approximately $0.5 million. The average price per trailer sold was $30,184 for the six months ended June 30, 1997 and $25,779 for the six months ended June 30, 1996. The increase in average price per trailer increased net sales by approximately $1.4 million. Sales to governmental agencies represented 40.7% and 18.2% of Kalyn's net sales for the six months ended June 30, 1997 and 1996, respectively. During the first half of 1996, Kalyn was in the process of building 5 prototype trailers in connection with the October 1995 TACOM contract. Full production under the contract began during the first quarter of 1997. The increase in sales for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996 was principally due to the above contract work. Kalyn produced 45 Tactical Vans during the first six months of 1997. Kalyn's backlog of orders for both government and commercial sales was approximately $12.5 million as of June 30, 1997 compared to $10.0 million at June 30, 1996.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $1.0 million, or 16.5%, from $6.3 million for the six month period ended June 30, 1996 to $7.3 million for the six month period ended June 30, 1997. Cost of goods sold was 72.8% of net sales for the six months ended June 30, 1997 compared to 77.0% for the six months ended June 30, 1996. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, government sales have had a lower cost of goods sold and higher gross profit margin than commercial sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as sales increase and a larger percentage of sales are to government agencies based upon the new contracts that were received during the fourth quarter of 1995 and first quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $142,000 from the first six months of 1996 to the first six months of 1997 but decreased slightly as a percentage of net sales.

         REC. Revenue for REC for the six month period ended June 30, 1997 increased by approximately $115,000 from $92,135 for the six month period ended June 30, 1996 to $207,142 for the six month period ended June 30, 1997 as a result of tank car leases entered into during March 1996. Selling, general and administrative expense increased by approximately $44,000 from $34,890 for the six month period ended June 30, 1996 to $78,767 for the six month period ended June 30, 1997. The increase was due to costs associated with management and operation of the tank car fleet. Depreciation and amortization expenses also increased by approximately $23,000 from $13,710 for the six month period ended June 30, 1996 to $36,327 for the six month period ended June 30, 1997 due to the addition of the tank cars. Interest expense increased approximately $35,000 from $21,725 in the six month period ended June 30, 1996 to $56,882 for the six month period ended June 30, 1997 due to financing the purchase of the tank cars, flat cars and locomotives.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

         The following table sets forth the income and expense items for the three months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                              For the Three Months Ended
                                        -------------------------------------
                                     June 30, 1997               June 30, 1996
                                     -------------               -------------
Net sales                       $  5,957,057      100.0%     $ 4,688,006       100.0%

Cost of goods sold                 4,180,183       70.2%       3,637,295        77.6%
                                ------------                 -----------

Gross profit                       1,776,874       29.8%       1,050,711        22.4%

Selling general and
  administrative expenses            513,139        8.6%         421,577         9.0%

Depreciation and amortization        116,334        2.0%         107,169         2.3%
                                ------------                 -----------

Income from operations             1,147,401       19.0%         521,965        11.1%

Other expenses (net)                 (66,836)       1.1%        (119,298)        2.5%
                                ------------                 -----------

Net Income Before Taxes         $  1,080,565       17.9%     $   402,667         8.6%
                                ============                 ===========

         NET SALES. Net sales consist of trailer sales, part sales and repair income. Net sales increased by approximately $1.3 million, or 27.1%, from $4.7 million for the three month period ended June 30, 1996 to $6.0 million for the three month period ended June 30, 1997. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 176 trailers for the three months ended June 30, 1997 and 158 trailers for the three months ended June 30, 1996. The increase in sales volume increased net sales by approximately $0.5 million from the second quarter of 1996 to the second quarter of 1997. The average price per trailer sold was $32,663 for the three months ended June 30, 1997 and $28,406 for the three months ended June 30, 1996. The increase in average price per trailer increased sales by approximately $0.8 million. Sales to governmental agencies represented 46.9% and 19.3% of Kalyn's net sales for the three months ended June 30, 1997 and 1996, respectively. The increase in sales for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996 was principally due to TACOM contract work that began in the first quarter of 1997.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $0.5 million, or 14.9% from $3.6 million for the three month period ended June 30, 1996 to $4.2 million for the three month period ended June 30, 1997. Cost of goods sold was 70.2% of net sales for the three months ended June 30, 1997 compared to 77.6% for the three months ended June 30, 1996. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $0.1 million from the second quarter of 1996 to the second quarter of 1997 but decreased slightly as a percentage of net sales.

         REC. Revenue for REC remained fairly constant at approximately $92,000 for both the three month period ended June 30, 1997 and 1996. Selling, general and administrative expense increased by approximately $9,000 from $34,890 for the three month period ended June 30, 1996 to $43,845 for the three month period ended June 30, 1997. Depreciation and amortization expenses also increased by approximately $4,000 from $13,710 for the three month period ended June 30, 1996 to $18,164 for the three month period ended June 30, 1997. Interest expense increased by approximately $9,000 from $21,725 for the three month period ended June 30, 1996 to $31,051 for the three month period ended June 30, 1997.

RESULTS OF MOTOR CARRIER OPERATIONS (Discontinued Operations)

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the six and three month periods ended June 30, 1997 and 1996.

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

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The following table sets forth the income and expense items for the six months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to transportation revenue for the periods indicated:

                                                  For the Six Month Period Ended
                                                  ------------------------------
                                              June 30, 1997           June 30, 1996
                                           ----------------     -----------------------
Transportation revenue                 $  3,613,177  100.0%     $ 3,631,452      100.0%
                                       ------------             -----------

Direct operating expenses                 3,191,474   88.3%       3,346,411       92.2%

Selling, general and administrative
    expenses                                309,049    8.6%         333,133        9.2%

Depreciation and amortization               192,180    5.3%         174,895        4.8%
                                       ------------             -----------

Total operating expenses                  3,692,703  102.2%       3,854,439      106.1%
                                       ============             -----------

Operating loss                         $    (79,526)  (2.2%)    $  (222,987)      (6.1%)
                                       ============             ===========

         TRANSPORTATION REVENUE - Transportation revenue remained fairly constant from the first six months of 1996 to the first six months of 1997.

         DIRECT OPERATING EXPENSES - Direct operating expenses decreased by approximately $155,000, or 4.6% from $3.3 million for the six month period ended June 30, 1996 to $3.2 million for the six month period ended June 30, 1997. Direct operating expenses represented 88.3% of transportation revenue for the six month period ended June 30, 1997 compared to 92.2% for the six month period ended June 30, 1996. The decrease was due to decreased equipment maintenance and repairs and the unusually extreme weather in early 1996. The extreme winter weather caused many roads in Ontario and the northern United States to be closed for extended periods of time, resulting in increased costs during 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased slightly as a percentage of transportation revenue for the first quarter of 1997 compared to the first quarter of 1996. The decrease was due to efficiencies achieved by combining of the operations of Steel City Carriers and RIS into Steel City Carriers in late 1996.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996

         The following table sets forth the income and expense items for the three months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to transportation revenue for the periods indicated:

                                            For the Three Month Period Ended
                                            --------------------------------
                                        June 30, 1997               June 30, 1996
                                     -------------------         ------------------
Transportation revenue                $ 1,839,598      100.0%     $ 1,912,661    100.0%
                                      -----------                 -----------

Direct operating expenses               1,616,869       88.0%       1,754,963     91.8%

Selling, general and administrative
    expenses                              155,715        8.5%         167,529      8.8%

Depreciation and amortization              97,731        5.3%          88,966      4.7%
                                      -----------                 -----------

Total operating expenses                1,870,315      101.7%       2,011,458    105.2%
                                      -----------                 -----------

Operating income (loss)               $   (30,717)       1.7%     $   (98,797)    (5.2%)
                                      ===========                 ===========

         TRANSPORTATION REVENUE - Transportation revenues remained fairly constant from the second quarter of 1996 to the second quarter of 1997.

         DIRECT OPERATING EXPENSES - Direct operating expenses decreased by approximately $138,000, or 7.9% from $1.8 million for the three month period ended June 30, 1996 to $1.6 million for the three month period ended June 30, 1997. Direct operating expenses represented 88.0% of transportation revenue for the three month period ended June 30, 1997 compared to 91.8% for the three month period ended June 30, 1996. The decrease was due primarily to decreased equipment maintenance and repairs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased slightly as a percentage of transportation revenue for the second quarter of 1997 compared to the second quarter of 1996. The decrease was due to efficiencies achieved by combining of the operations of Steel City Carriers and RIS into Steel City Carriers in late 1996.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $6,207 for the six month period ended June 30, 1997.

         Cash used in investing activities was $9.6 million for the six month period ended June 30, 1997. The Company's main use of cash during the first six months of 1997 was for the purchase of a 55% equity interest in Ferronor, which cost $7.4 million. In addition, property, plant and equipment increased $2.2 million during the first six months of 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines offset by depreciation taken.

         The Company's cash provided by financing activities was $7.3 million for the six month period ended June 30, 1997 consisting of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997 and net proceeds of approximately $2.7 million from the conversion of a substantially all of the Company's Class B Warrants.

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

         On May 3, 1997, the Company received from National Bank of Canada and Comerica Bank N.A. an increase to the Revolver to $40 million which also extended the maturity date of the Revolver to May 2000.

         As of June 30, 1997, the Company had working capital of $5.4 million compared to working capital of $5.1 million as of December 31, 1996. Cash on hand as of June 30, 1997 was $1.6 million compared to $3.9 million as of December 31, 1996. The decrease in cash from December 31, 1996 to June 30, 1997 is due primarily to the purchase of an equity interest in Ferronor in February 1997 and paydown on the Company's Revolver. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flow will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.0 million and capital expenditures at Kalyn of approximately $300,000. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Company's $40 million revolving line of credit allows acquisition loan advances of up to $35 million for such acquisitions. As of August 1, 1997, the Company had approximately $10.7 million of availability under the $40 million Revolver.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   Exhibits

         3.1    Amended and Restated Articles of Incorporation of Registrant(9)
         3.2    By-laws of Registrant(1)
         4.2    Class B Warrant(2)
         4.3    Unit Purchase Warrant(2)
         4.4    Series A Convertible Subordinated Debentures(7)
        10.14   RailAmerica, Inc. 1992 Stock Option Plan(1)+
        10.23 Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad Corporation, South Central Tennessee Railroad Company, Inc. and Charter Financial, Inc., dated as of December 31, 1993(5)
        10.24 Lease Agreement between South Central Tennessee Railroad Authority and South Central Tennessee Railroad Company, Inc. dated October 16, 1984(3)
        10.32 Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994(10)
        10.33 Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc. dated February 6, 1995(10) 10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert Incorporated(6)
        10.37 Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and Dakota Rail, Inc.(7)
        10.38 Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and RailAmerica, Inc., RailAmerica Services Corporation and Huron and Eastern Railway Company, Inc.(7)
        10.39 Loan Agreement, dated September 29, 1995, by and between RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc.,
                Huron and Eastern Railway Company, Inc. and National Bank of Canada(9)
        10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(8)
        10.41 Employment Agreement between Gary O. Marino and RailAmerica, Inc.(9)+ 10.42 Employment Agreement between John H. Marino and RailAmerica, Inc.(9)+ 10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino(9)+
        10.44   RailAmerica, Inc. 1995 Stock Incentive Plan(9)+
        10.45   RailAmerica, Inc. 1995 Non-Employee Director Stock Option
                Plan(9)
        10.46   RailAmerica, Inc. 1995 Employee Stock Purchase Plan(9)
        10.47   RailAmerica, Inc. Corporate Senior Executive Bonus Plan(9)+
        10.49 Purchase and Sale Agreement dated November 30, 1995, by and between CSX

                Transportation, Inc. and Saginaw Valley Railway Company, Inc.
                (10)
        10.50   Stock Purchase Agreement dated October 1, 1995 by and between
                RailAmerica, Inc. and the holders of all the issued and
                outstanding shares of the Company's Preferred Stock(10)
        10.51   Asset Purchase Agreement dated January 26, 1996 by and between
                TEMCO Corporation and RailAmerica Equipment Corporation(10)
        10.52   Agreement of Sale dated July 18, 1996 by and between the
                Commonwealth's Department of Transportation and Delaware Valley
                Railway Company, Inc., a wholly-owned subsidiary of RailAmerica,
                Inc.(11)
        10.53   Agreement entered into by and between R. Frank Unger, Trustee of
                Sagamore National Corporation, Indiana HiRail Corporation and
                RailAmerica, Inc.(11)
        10.54   Asset Purchase Agreement, dated August 5, 1996, by and among
                Burlington Northern Railroad Company and Cascade and Columbia
                River Railroad Company, a subsidiary of RailAmerica, Inc.(12)
        10.55   Confidential Private Placement Memorandum dated September 20,
                1996.(13)
        10.56   Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota
                Rail, Inc.(14)
        10.57   Commitment letter relating to $40,000,000 Revolving Line of
                Credit/Term Loan Facility, dated March 3, 1997, by and between
                National Bank of Canada, Comerica Bank, RailAmerica, Inc.,
                Kalyn/Siebert, Incorporated, RailAmerica Intermodal Services,
                Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc.,
                Saginaw Valley Railway Company, Inc., Huron and Eastern Railway
                Company, Inc., West Texas and Lubbock Railroad Company, Inc.,
                Plainview Terminal Company, Cascade and Columbia River Railroad
                Company, Inc., Minnesota Northern Railroad Company, Inc. and
                Delaware Valley Railway Company, Inc.(15)
        10.58   Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern
                Railroad, Inc.(15)
        10.59   RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(15)+
        10.60   Nonqualified Deferred Compensation Agreement between
                RailAmerica, Inc. and Gary O. Marino(15)+
        10.61   Nonqualified Deferred Compensation Agreement between
                RailAmerica, Inc. and John H. Marino(15)+
        11      Computation of Per Share Earnings
        21      Subsidiaries of Registrant(15)
        27      Financial Data Schedule (for SEC use only)
----------------

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.
(2 Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 3 on Form SB-2, dated November 25, 1994, Registration No. 33-49026.
(3) Incorporated by reference to the same exhibit number filed as part of the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on

         March 31, 1993.

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

+        Executive Compensation Plan or Arrangement.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAILAMERICA, INC.

Date:  August 18, 1997                           By: /s/Gary O. Marino
                                                     -------------------------
                                                 Gary O. Marino, on behalf
                                                 of the Company as Chairman,
                                                 and as Chief Executive Officer
                                                 (Principal Financial Officer)