Form 10-Q/A
period 1997-06-30
RAILAMERICA INC /DE
filed 1997-11-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997
                                                 -------------

                           Commission File No. 0-20618
                                               -------

                                RAILAMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                            65-0328006
-------------------------------                            -------------------
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


                                 (561) 994-6015
                           ---------------------------
                           (Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  XX   No
            -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 - 8,829,275 shares as of November 13, 1997

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                                                                                PAGE NO.
                                                                                                --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996                                                               1

              Consolidated Statements of Income -
              For the six and three months ended
              June 30, 1997 and 1996                                                              2

              Consolidated Statements of Cash Flows - For the
              six months ended June 30, 1997 and 1996                                             3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       8

PART II       OTHER INFORMATION

Item 5        Other Information                                                                  20

Item 6        Exhibits and Reports on Form 8-K                                                   21

              Signatures



                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996


                                                                               June 30,           December 31,
                                                                                 1997                 1996
                                                                             ------------         ------------
                                                                             (Unaudited)
                               ASSETS
Current assets:
  Cash                                                                       $  1,614,565         $  3,879,972
  Accounts receivable                                                           8,378,232            4,575,958
  Inventories                                                                   3,465,239            3,104,555
  Other current assets                                                            809,910              462,867
                                                                             ------------         ------------
        Total current assets                                                   14,267,946           12,023,352

Property, plant and equipment, net                                             72,932,251           54,148,966

Other, net                                                                      2,605,303            2,426,615

Excess of cost over net assets of companies acquired, net                       2,875,835            2,965,853
                                                                             ------------         ------------
        Total assets                                                         $ 92,681,335         $ 71,564,786
                                                                             ============         ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                       $  2,021,716         $  1,752,926
  Current maturities of subordinated debt                                         212,392              212,392
  Accounts payable                                                              7,237,460            3,162,953
  Accrued expenses and income taxes payable                                     2,821,563            1,811,739
                                                                             ------------         ------------
        Total current liabilities                                              12,293,131            6,940,010
                                                                             ------------         ------------
Long-term debt, less current maturities                                        39,819,843           38,401,119
                                                                             ------------         ------------
Subordinated debt, less current maturities                                      3,371,686            3,477,882
                                                                             ------------         ------------
Deferred income taxes                                                           7,271,740            6,753,668
                                                                             ------------         ------------
Minority Interest in Consolidated Subsidiary                                    5,500,500                   --
                                                                             ------------         ------------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 1,000,000                     --                   --
  shares authorized
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     8,694,620 issued and 8,457,620 outstanding at June 30, 1997;
     6,125,410 issued  and 5,888,410 outstanding at December 31, 1996               8,694                6,125
  Additional paid-in capital                                                   21,700,023           11,773,036
  Common stock subscribed                                                              --            2,340,000
  Retained earnings                                                             3,846,342            2,944,774
  Cumulative translation adjustment                                                 8,645               67,441
  Less treasury stock (237,000 shares at cost)                                 (1,139,269)          (1,139,269)
                                                                             ------------         ------------
        Total stockholders' equity                                             24,424,435           15,992,107
                                                                             ------------         ------------
        Total liabilities and stockholders' equity                           $ 92,681,335         $ 71,564,786
                                                                             ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six and three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                               Three months ended June 30,          Six months ended June 30,
                                                           ---------------------------------    ---------------------------------
                                                               1997                 1996           1997                    1996
                                                           ------------         ------------    ------------         ------------
Operating revenues:
  Transportation - railroads - domestic                    $  4,208,349         $  2,095,948    $  7,840,020         $  4,762,528
  Transportation - railroad - international                   1,649,000                   --       2,326,000                   --
  Manufacturing                                               5,957,057            4,688,006      10,031,076            8,141,220
  Other                                                         272,597              744,892         624,219              841,876
                                                           ------------         ------------    ------------         ------------
                                                             12,087,003            7,528,846      20,821,315           13,745,624
                                                           ------------         ------------    ------------         ------------
Operating expenses:
  Transportation - railroads - domestic                       1,893,778            1,017,107       3,396,475            2,072,778
  Transportation - railroad - international                   1,060,000                   --       1,507,821                   --
  Cost of goods sold - manufacturing                          4,180,183            3,637,295       7,301,232            6,268,230
  Selling, general and administrative                         2,338,471            1,331,294       4,057,976            2,565,046
  Depreciation and amortization                                 673,168              387,402       1,236,005              749,025
                                                           ------------         ------------    ------------         ------------
                                                             10,145,600            6,373,098      17,499,509           11,655,079
                                                           ------------         ------------    ------------         ------------

        Operating income                                      1,941,403            1,155,748       3,321,806            2,090,545

  Interest expense                                             (823,739)            (455,526)     (1,533,173)            (860,344)
  Other expenses                                                  1,420              (19,193)        (92,328)             (39,859)
  Minority interest in consolidated subsidiary                  (66,060)                  --         (85,500)                  --
                                                           ------------         ------------    ------------         ------------
        Income from continuing operations before
            income taxes                                      1,053,024              681,029       1,610,805            1,190,342
 Provision for income taxes                                     389,901              252,000         598,151              440,000
                                                           ------------         ------------    ------------         ------------
        Income from continuing operations                       663,123              429,029       1,012,654              750,342
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $31,000 and $61,000, respectively, and
     benefit of $68,000 and $125,000, respectively)             (49,406)            (102,719)       (111,086)            (212,225)
                                                           ------------         ------------    ------------         ------------
             Net Income                                    $    613,717         $    326,310    $    901,568         $    538,117
                                                           ============         ============    ============         ============

=================================================================================================================================

Primary earnings per common share
    Continuing operations                                  $       0.08         $       0.09    $       0.12         $       0.15
    Discontinued operations                                       (0.01)               (0.02)          (0.01)               (0.03)
                                                           ------------         ------------    ------------         ------------
        Net income                                         $       0.07         $       0.07    $       0.11         $       0.12
                                                           ============         ============    ============         ============

Fully diluted earnings per common share
    Continuing operations                                  $       0.07         $       0.09    $       0.12         $       0.14
    Discontinued operations                                        0.00                (0.02)          (0.01)               (0.03)
                                                           ------------         ------------    ------------         ------------
        Net income                                         $       0.07         $       0.07    $       0.11         $       0.11
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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                   1997                1996
                                                                               ------------         ------------
Cash flows from operating activities:
  Net income                                                                   $    901,568         $    538,117
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                               1,570,169            1,030,200
      Minority Interest                                                              85,500                   --
      Gain on sale of properties                                                    (21,938)            (605,545)
      Employee stock grants                                                              --               48,554
      Deferred income taxes                                                         518,072              291,780
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                      (3,043,274)          (1,460,631)
        Inventories                                                                 254,316               95,560
        Other current assets                                                       (172,043)            (101,258)
        Accounts payable                                                            516,507              237,252
        Income taxes payable                                                       (105,538)            (400,000)
        Accrued liabilities                                                         257,362             (175,227)
        Deposits and other                                                            2,708              (64,429)
                                                                               ------------         ------------
          Net cash provided by operating activities                                 763,409             (565,627)
                                                                               ------------         ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                      (2,929,696)          (3,267,213)
  Acquisition of 55% of Ferronor                                                 (7,389,903)                  --
  Proceeds from sales of properties                                                 163,600              937,702
  Deferred acquisition costs and other                                             (147,248)            (295,511)
                                                                               ------------         ------------
          Net cash used in investing activities                                 (10,303,247)          (2,625,022)
                                                                               ------------         ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases                    17,299,269            6,793,680
  Principal payments on debt and capital leases                                 (17,248,495)          (5,643,574)
  Sale of common stock                                                            7,589,345                   --
  Purchase of treasury stock                                                             --              (71,003)
  Deferred financing costs                                                          (90,833)                  --
  Deferred loan costs                                                              (274,855)              (5,987)
                                                                               ------------         ------------
          Net cash provided by financing activities                               7,274,431            1,073,116
                                                                               ------------         ------------

Net decrease in cash                                                             (2,265,407)          (2,117,533)
Cash, beginning of period                                                         3,879,972            3,488,866
                                                                               ------------         ------------
Cash, end of period                                                            $  1,614,565         $  1,371,333
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

         In February 1997, Statements of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. SFAS No. 128 established new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.

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

2.       EARNINGS PER SHARE, continued

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

3.       ACQUISITION

         On February 19, 1997, the Company acquired, through its wholly owned subsidiary, RailAmerica de Chile, S.A., a majority interest in Empresa de Transporte Ferroviario S.A. ("Ferronor"), a 1,400 mile railroad serving northern Chile. RailAmerica was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"). The purchase price paid by RailAmerica/APCO for substantially all of the stock of Ferronor, was approximately $12.3 million and was funded 55% by RailAmerica and 45% by APCO. This acquisition has been accounted for as a purchase and Ferronor's results have been consolidated since the acquisition.

         In accordance with the Shareholders' Agreement between RailAmerica and APCO, RailAmerica controls the appointment of a majority of the Board of Directors of Ferronor, including the Chairman. APCO maintains certain minority rights under the Shareholders Agreement, such as the right to block the appointment of Ferronor's General Manager and to request his removal under certain circumstances. Additionally, APCO had the right to approval of Ferronor's provisional business plan.

         In accordance with EITF 96-16, the Company considered these minority rights in determining whether to consolidate Ferronor and has concluded that consolidation is appropriate based upon the Company's ownership position, and its level of control of the Board of Directors and senior management.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       ACQUISITIONS, continued

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Ferronor had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                                             1997
                                                                             ----
              Revenue                                                      $22,053
              Income from continuing operations before income taxes        $ 1,713
              Net income                                                   $   988
              Net income per share                                         $  0.12


4.       INVENTORIES:

         Inventories consist of the following as of June 30, 1997 and December 31, 1996:

                                                                    1997               1996
                                                                -----------         -----------
              Raw materials                                     $ 2,902,925         $ 2,284,683
              Work in process                                     1,000,614             635,780
              Finished goods                                        694,378             881,817
              Replacement or repair parts for equipment
                        and road property                         1,333,346             381,309
                                                                -----------         -----------
                                                                  5,931,263           4,183,589
              Less, advances related to materials                (2,466,024)         (1,079,034)
                                                                -----------         -----------
              Inventories in excess of contract advances        $ 3,465,239         $ 3,104,555
                                                                ===========         ===========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.         DISCONTINUED OPERATIONS:

           Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months and six months ended June 30, 1997.

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                              ------------------------        -----------------------
                                                1997             1996           1997            1996
                                              --------        --------        --------        -------
                                                                     (Thousands)
              Revenues                        $ 1,840         $ 1,913         $ 3,614         $ 3,631
              Operating loss                      (31)            (99)            (80)           (223)
              Loss before taxes                   (80)           (164)           (179)           (337)
              Benefit for income taxes             31              61              68             125
              Net loss                        $   (49)        $  (103)        $  (111)        $  (212)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") principal operations include the operation of short line railroads and trailer manufacturing. The Company hauls varied products for its customers corresponding to their local operating areas, which historically have consisted primarily of agricultural commodities. The Company's trailer production facility, located in Texas, manufactures a broad range of specialty truck trailers which are marketed to a customer base from the commercial and government sectors.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with the acquisition strategy, in February 1997, the Company purchased a majority interest in the stock of Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line. The number of miles of track operated by RailAmerica has grown to approximately 1,000 miles in the United States and 2,400 miles worldwide at September 30, 1997.

         The Company has added railroad properties to its portfolio primarily through the acquisition of branch and light density rail lines from larger railroads. Because of the acquisitions and variations in the structure, timing and size of portfolio additions, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and corporate overhead and other.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,400 miles of rail line as of June 30, 1997. These consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a ten-year lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 51 miles of rail line in the state of Indiana, 18 miles of which it owns and 33 miles of which it operates under an operating agreement; (ix) 131 miles of rail line which it owns in the state of Washington; (x) 23 miles of rail line which it owns in southern Pennsylvania; (xi) 72 miles of rail line which it owns in central Minnesota; (xii) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; and (xiii) 1,400 miles of rail line in northern Chile.

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

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the six and three months ended June 30, 1997 and 1996. The results of railroad operations include the operations of Evansville Terminal Company ("ETC") from July 1, 1996, Cascade and Columbia River Railroad, Inc. ("CCRR") from September 6, 1996, Otter Tail Valley Railroad, Inc. ("OTVR") from October 1, 1996, Gettysburg Railway and Gettysburg Scenic Rail Tours from November 1, 1996, Minnesota Northern Railroad, Inc. ("MNR") from December 28, 1996 and Ferronor from February 20, 1997. As a result, the results of operations for the six and three months ended June 30, 1997 are not comparable to the prior year periods in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless otherwise indicated.


                                                FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                   ENDED JUNE 30,                      ENDED JUNE 30,
                                            ----------------------------        ----------------------------
                                               1997              1996              1997               1996
                                            ----------        ----------        ----------        ----------
Revenue:
       Transportation revenue               $4,208,349        $2,095,949        $7,840,020        $4,762,528
       Other revenue                           179,797           652,756           436,799           732,607
                                            ----------        ----------        ----------        ----------
Total revenue                                4,388,146         2,748,705         8,276,819         5,495,135
                                            ----------        ----------        ----------        ----------
Operating Expenses:
       Maintenance of way                      606,870           231,811         1,121,647           537,433
       Maintenance of equipment                161,178           146,737           355,001           314,477
       Transportation                          899,791           458,653         1,689,935         1,026,754
       Equipment rental                        225,939           179,906           229,892           194,114
       General and administrative              638,866           315,107         1,198,124           632,156
       Depreciation and amortization           373,108           247,914           736,909           495,755
                                            ----------        ----------        ----------        ----------
Total operating expenses                     2,905,752         1,580,128         5,331,508         3,200,689
                                            ----------        ----------        ----------        ----------
Operating income                             1,482,394         1,168,577         2,945,311         2,294,446
Interest and other expenses                    642,208           267,316         1,287,645           533,547
                                            ----------        ----------        ----------        ----------
Income before income taxes                  $  840,186        $  901,261        $1,657,666        $1,760,899
                                            ==========        ==========        ==========        ==========


COMPARISON OF RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         OPERATING REVENUES. Transportation revenues increased by $3.1 million, or 64.6%, from $4.7 million for the six month period ended June 30, 1996 to $7.8 million for the six month period ended June 30, 1997. CCRR, which was acquired in September 1996, had transportation revenues of approximately $1.3 million in the first six months of 1997. MNR, which was acquired in December 1996, had transportation revenues of approximately $1.1 million in the first six months of 1997. OTVR, which was acquired in September 1996, had transportation revenues of approximately $0.8 million during the first six months of 1997. In addition, the transportation revenue for the six months ended June 30, 1997 includes an increase in freight revenue of $0.5 million based upon an agreement reached with a connecting carrier. These increases in transportation revenue were partially offset by a decrease of approximately $0.4 million in revenue from Huron and Eastern Railway Company ("HESR") resulting from decreased agricultural shipments in the first six months of 1997 compared to the first six months of 1996. Additionally, transportation revenue from South Central Tennessee Railroad ("SCTR") decreased approximately $0.3 million due to a decrease in demurrage revenue charged to a shipper. The transportation revenue per carload decreased from $413 to $353 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 22,203 for the six months ended June 30, 1997, an increase of 10,659, or 92.3% compared to 11,544 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 4,907 in the first six months of 1997, CCRR, which handled 3,681 carloads in the first six months of 1997, OTVR, which handled 2,444 carloads in the first six months of 1997 and Gettysburg Railway, which handled 795 carloads in the first six months of 1997. These increased car loadings were partially offset by a decrease of 1,134 carloads from the HESR. Ferronor handled 8,454 carloads during the period from February 20 to June 30, 1997.

         Other revenues decreased by $0.3 million, or 40.4%, from $0.7 million for the six months ended June 30, 1996 to $0.4 million for the six months ended June 30, 1997. Other revenues for the six months ended June 30, 1996 consisted primarily of a gain of $582,000 on the sale of 22 miles of rail line and a car repair shop. This increase was partially offset by lease revenue received by the newly acquired railroads. Additionally, other revenues for the six months ended June 30, 1996 and 1997 represented rental of railroad equipment and non-operating real estate, sales of surplus rail and materials, certain miscellaneous assets and non-operating real estate.

         OPERATING EXPENSES. Operating expenses increased by approximately $2.1 million, or 66.6%, from $3.2 million for the six months ended June 30, 1996 to $5.3 million for the six months ended June 30, 1997. Operating expenses for the six months ended June 30, 1997 have been reduced by approximately $280,000 due to a reimbursement received by the Company from a connecting carrier. Operating expenses, as a percentage of transportation revenue, were 67.2% and 68.0% for the six months ended June 30, 1996 and 1997, respectively. The increase was primarily due to costs associated with the unusually adverse weather in Minnesota and Michigan during the first quarter of 1997 and certain start up costs for acquisitions which occurred during the fourth quarter of 1996. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at the first half 1997 level exclusive of seasonal fluctuations.

         Maintenance of way expenses increased by approximately $0.6 million, or 108.7%, from $0.5 million for the six months ended June 30, 1996 to $1.1 million for the six months ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR, which was acquired in December 1996, had maintenance of way expenses of approximately $156,000 for the six months ended June 30, 1997. CCRR, which was acquired September 1996, had maintenance of way expenses of approximately $105,000 for the six months ended June 30, 1997. Gettysburg Railway, which was acquired in November 1996, had maintenance of way expenses of approximately $60,000 for the six months ended June 30, 1997. In addition to the above acquisitions, West Texas and Lubbock Railroad's ("WTLR") and HESR's maintenance of way expenses increased approximately $92,000 and $84,000, respectively, from the first six months of 1996 to the first six months of 1997 due to increased track work being performed as part of maintenance programs.

         Maintenance of equipment expenses increased by approximately $41,000, or 12.9%, from approximately $314,000 for the six months ended June 30, 1996 to $355,000 for the six months ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996.

         Transportation expense increased by approximately $0.7 million, or 64.6%, from $1.0 million for the six months ended June 30, 1996 to $1.7 million for the six months ended June 30, 1997 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.3 million of transportation expenses during the six months ended June 30, 1997. CCRR incurred approximately $0.2 million of transportation expense for the six months ended June 30, 1997. OTVR, which was acquired in October 1996, incurred approximately $0.1 million of transportation expense for the six months ended June 30, 1997. Gettysburg Railway incurred approximately $0.1 million of transportation expense for the six months ended June 30, 1997.

         Equipment rental increased by approximately $36,000, or 18.4%, from approximately

$194,000 for the six months ended June 30, 1996 to approximately $230,000 for the six months ended June 30, 1997.

         Selling, general and administrative expenses increased by approximately $0.6 million, or 89.5%, from $0.6 million for the six months ended June 30, 1996 to $1.2 million for the six months ended June 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $0.15 million for the six months ended June 30, 1997. CCRR incurred general and administrative expenses of approximately $0.2 million for the six months ended June 30, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $0.1 million for the six months ended June 30, 1997. OTVR incurred general and administrative expenses of approximately $0.1 million for the six months ended June 30, 1997.

         INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $0.8 million, or 141.3% from $0.5 million for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the first six months of 1997 attributable to these three acquisitions was $0.4 million, $0.2 million and $0.2 million, respectively.

         FERRONOR. On February 19, 1997, the Company acquired a 55% equity interest in Ferronor, a 1,400 mile regional railroad in the Republic of Chile. The operations of Ferronor have been included in the consolidated operations of the Company effective February 20, 1997. Ferronor had operating revenue of $2.3 million, operating expenses (including depreciation) of $2.1 million and operating income of $0.2 million for the period from February 20, 1997 to June 30, 1997.

COMPARISON OF RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

         OPERATING REVENUES. Transportation revenues for the three months ended June 30, 1997 increased by approximately $2.1 million, or 100.8%, compared to the prior year period primarily due to acquisitions which occurred during the second half of 1996. CCRR had transportation revenue of approximately $0.7 million in the second quarter of 1997. MNR had revenue of approximately $0.6 million in the second quarter of 1997. OTVR had revenue of approximately $0.4 million during the second quarter of 1997. In addition, the transportation revenue for the three months ended June 30, 1997 includes an increase in freight revenue of $0.5 million based upon an agreement reached with a connecting carrier. Additionally, transportation revenue from WTLR increased approximately $0.2 million due to an increase in carloads. These increases in transportation revenue were partially offset by a decrease of approximately $0.1 million in transportation revenue from HESR due to a decrease in the agricultural shipments in the second quarter of 1997 compared to the second quarter of 1996 and a decrease of $0.2 million in transportation revenue from SCTR due to a decrease in demurrage charged to a shipper. The transportation revenue per carload decreased from $421 to $379 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 11,102 for the three months ended June 30, 1997, an increase of 6,124, or 123%, compared to 4,978 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 2,518 carloads in the second quarter of 1997; CCRR, which handled 1,924 carloads in the second quarter of 1997; OTVR, which handled 1,163 carloads in the second quarter of 1997; and Gettysburg Railway, which handled 442 carloads in the second quarter of 1997. Additionally, WTLR's carloads increased 548 for the second quarter of 1997 compared to the second quarter of 1996. These increased carloadings were partially offset by a decrease of 364 carloads from HESR. Ferronor handled 5,603 carloads during the three months ended June 30, 1997.

         Other revenues decreased by approximately $0.5 million for the three months ended June 30, 1997 compared to the prior year period. Other revenues for the three months ended June 30, 1996 consisted primarily of a gain of approximately $582,000 on the sale of 22 miles of rail line and a car repair shop. Additionally, other revenue for the three months ended June 30, 1996 and 1997 primarily represented rental of railroad equipment and real estate, sales of surplus rail and material, certain miscellaneous assets and non-operating real estate.

         OPERATING EXPENSES. Operating expenses increased by approximately $1.3 million, or 83.9%, from $1.6 million for the three months ended June 30, 1996 to $2.9 million for the three months ended June 30, 1997. Operating expenses, as a percentage of transportation revenue, were 75.4% and 69.1% for the three months ended June 30, 1996 and 1997, respectively.

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

         INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $0.4 million, or 140.2%, from $0.3 million for the three months ended June 30, 1996 to $0.7 million for the three months ended June 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the three months ended June 30, 1997 attributable to these three acquisitions was $0.2 million, $0.14 million and $0.1 million, respectively.

         FERRONOR. The operations of Ferronor are included in the consolidated operations of the Company. Ferronor had operating revenue of $1.65 million, operating expenses (including depreciation) of $1.55 million and operating income of $0.1 million for the three months ended June 30, 1997.

TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("Kalyn") for the period indicated. Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies. Government sales represented approximately 41% of Kalyn's sales for the first six months of 1997. Management anticipates that sales to government agencies will become a larger percentage of sales over the next several years based upon contracts that Kalyn has received from the Government.

         Kalyn's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on a 25.5 acre site, which were constructed over the period 1969 to 1996. Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn exercises strict quality control by screening suppliers and conducting inspections throughout the production process.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The following table sets forth the income and expense items for the six months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                          FOR THE SIX MONTHS ENDED
                                     ---------------------------------------------------------------
                                             JUNE 30, 1997                        JUNE 30, 1996
                                     ----------------------------       ----------------------------
Net sales                            $ 10,031,076           100.0%      $  8,141,220           100.0%
Cost of goods sold                      7,301,232            72.8%         6,268,230            77.0%
                                     ------------         -------       ------------         -------
Gross profit                            2,729,844            27.2%         1,872,990            23.0%
Selling, general and
  administrative expenses                 913,185             9.1%           771,397             9.5%
Depreciation and amortization             231,340             2.3%           215,523             2.6%
                                     ------------         -------       ------------         -------
Income from operations                  1,585,319            15.8%           886,070            10.9%
Interest and other expenses              (128,731)            1.3%          (216,402)            2.7%
                                     ------------         -------       ------------         -------
Net Income Before Taxes              $  1,456,588            14.5%      $    669,668             8.2%
                                     ============         =======       ============         =======



         NET SALES. Net sales increased by approximately $1.9 million, or 23.2%, from $8.1 million for the six months ended June 30, 1996 to $10.0 million for the six months ended June 30, 1997. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 299 trailers for the six months ended June 30, 1996 and 320 trailers for the six months ended June 30, 1997. The increase in sales volume increased net sales by approximately $0.5 million. The average price per trailer sold was approximately $26,000 for the six months ended June 30, 1996 and approximately $30,000 for the six months ended June 30, 1997. The increase in average price per trailer increased net sales by approximately $1.4 million. Sales to governmental agencies represented 18.2% and 40.7% of Kalyn's net sales for the six months ended June 30, 1996 and 1997, respectively. During the first half of 1996, Kalyn was in the process of building five prototype trailers in connection with a government contract received in October 1995 to build Tactical Vans. Full production under the contract began during the first quarter of 1997. The increase in sales for the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996 was principally due to the above contract production. Kalyn produced 45 Tactical Vans during the first six months of 1997. Kalyn's backlog of orders for both government and commercial sales was approximately $23.3 million as of September 30, 1997 compared to $10.0 million at June 30, 1996.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $1.0 million, or 16.5%, from $6.3 million for the six months ended June 30, 1996 to $7.3 million for the six months ended June 30, 1997. Cost of goods sold was 77.0% of net sales for the six months ended June 30, 1996 compared to 72.8% for the six months ended June 30, 1997. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, government sales have had a lower cost of goods sold and higher gross profit margin than commercial sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as sales increase and a larger percentage of sales are to government agencies based upon the new contracts that were received during 1995, 1996 and 1997.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $142,000 from the first six months of 1996 to the first six months of 1997 but decreased slightly as a percentage of net sales.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         The following table sets forth the income and expense items for the three months ended June 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                       FOR THE THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                             JUNE 30, 1997                     JUNE 30, 1996
                                     ---------------------------       ---------------------------
Net sales                            $ 5,957,057           100.0%      $ 4,688,006           100.0%
Cost of goods sold                     4,180,183            70.2%        3,637,295            77.6%
                                     -----------         -------       -----------         -------
Gross profit                           1,776,874            29.8%        1,050,711            22.4%
Selling general and
  administrative expenses                513,139             8.6%          421,577             9.0%
Depreciation and amortization            116,334             2.0%          107,169             2.3%
                                     -----------         -------       -----------         -------
Income from operations                 1,147,401            19.0%          521,965            11.1%

Interest and other expenses              (66,836)            1.1%         (119,298)            2.5%
                                     -----------         -------       -----------         -------
Net Income Before Taxes              $ 1,080,565            17.9%      $   402,667             8.6%
                                     ===========         =======       ===========         =======



         NET SALES. Net sales consist of trailer sales, part sales and repair income. Net sales increased by approximately $1.3 million, or 27.1%, from $4.7 million for the three month period ended June 30, 1996 to $6.0 million for the three month period ended June 30, 1997. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 176 trailers for the three months ended June 30, 1997 and 158 trailers for the three months ended June 30, 1996. The increase in sales volume increased net sales by approximately $0.5 million from the second quarter of 1996 to the second quarter of 1997. The average price per trailer sold was $32,663 for the three months ended June 30, 1997 and $28,406 for the three months ended June 30, 1996. The increase in average price per trailer increased sales by approximately $0.8 million. Sales to governmental agencies represented 19.3% and 46.9% of Kalyn's net sales for the three months ended June 30, 1996 and

1997, respectively. The increase in sales for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 was principally due to government contract production that began in the first quarter of 1997.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $0.5 million, or 14.9% from $3.6 million for the three months ended June 30, 1996 to $4.2 million for the three months ended June 30, 1997. Cost of goods sold was 77.6% of net sales for the three months ended June 30, 1996 compared to 70.2% for the three months ended June 30, 1997. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a significantly higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $0.1 million from the second quarter of 1996 to the second quarter of 1997 but decreased slightly as a percentage of net sales.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services performed for the Company's segments include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $0.3 million, or 29.6%, from $1.1 million for the six months ended June 30, 1996 to $1.4 million for the six months ended June 30, 1997. The increase was related to the additional costs incurred to manage the new subsidiaries acquired during the second half of 1996 and first six months of 1997 and to establish a management team to handle the Company's anticipated growth.

         RAILAMERICA EQUIPMENT CORPORATION ("REC"). REC leases railroad tank cars, flat cars and locomotives to various railroads and shippers. Operating revenue increased $0.1 million from $0.1 million for the six months ended June 30, 1996 to $0.2 million for the six months ended June 30, 1997. Operating income increased $48,000 from $44,000 for the six months ended June 30, 1996 to $92,000 for the six month period ended June 30, 1997. The increase in both operating revenue and income were a result of a tank car lease entered into in March 1996. Operating revenue remained fairly constant at approximately $0.1 million for both the three months ended June 30, 1997 and 1996. Operating income remained fairly constant at approximately $50,000 for the three months ended June 30, 1997 and 1996.

         MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATIONS). The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the six and three months ended June 30, 1997 and 1996. Since the Company's acquisition of Steel City Carriers, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management anticipates selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries during 1997.

         Loss from discontinued operations decreased by $0.1 million from $0.2 million for the six months ended June 30, 1996 to $0.1 million for the six months ended June 30, 1997. Loss from discontinued operations decreased by approximately $0.05 million from $0.1 million for the three months ended June 30, 1996 to $0.05 million for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $0.8 million for the six months ended June 30, 1997.

         Cash used in investing activities was $10.3 million for the six months ended June 30, 1997. The Company's main use of cash during the first six months of 1997 was for the purchase of a 55% equity interest in Ferronor, which cost $7.4 million. In addition, property, plant and equipment increased $2.9 million during the first six months of 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines.

         The Company's cash provided by financing activities was $7.3 million for the six months ended June 30, 1997 consisting of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997 and net proceeds of approximately $2.7 million from the conversion of a substantially all of the Company's Class B Warrants.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for Ferronor, SCTR, Kalyn, Steel City Carriers, Dakota Rail, WTLR, ETC, CCRR, MNR, OTVR and Gettysburg Railway. Certain of this indebtedness was refinanced through a $25 million revolving line of credit (the "Revolver") with National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, Saginaw Valley Railway Company, RIS, CCRR, Steel City Carriers, WTLR and OTVR.

         On May 3, 1997, the Company received from National Bank of Canada and Comerica Bank N.A. an increase to the Revolver to $40 million which also extended the maturity date of the Revolver to May 2000.

         As of June 30, 1997, the Company had working capital of $2.0 million compared to working capital of $5.1 million as of December 31, 1996. The decrease was primarily due to the inclusion of Ferronor in the consolidated balance sheet. Cash on hand as of June 30, 1997 was $1.6 million compared to $3.9 million as of December 31, 1996. The decrease in cash from December 31, 1996 to June 30, 1997 is due primarily to the purchase of an equity interest in Ferronor in February 1997 and pay down on the Company's Revolver. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flow will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.5 million and capital expenditures at Kalyn of approximately $300,000. In addition, the Company anticipates capital expenditures of approximately $26.3 million over the next three years related to Ferronor's new 20-year take-or-pay contract with CMH. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

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

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         On June 30, 1997, the Company sold all the outstanding shares of stock of its wholly-owned subsidiary Huron Distribution Services ("HDS") to Transportation Management Services ("TMS") for approximately $55,000. TMS is owned by the Vice Chairman of the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

       3.1  Amended and Restated Articles of Incorporation of Registrant(9)
       3.2  By-laws of Registrant(1)
       4.2  Class B Warrant(2)
       4.3  Unit Purchase Warrant(2)
       4.4  Series A Convertible Subordinated Debentures(7)
      10.14 RailAmerica, Inc. 1992 Stock Option Plan(1)+
      10.23 Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad Corporation, South Central Tennessee Railroad Company, Inc. and Charter Financial, Inc., dated as of December 31, 1993(5)
      10.32 Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994(10)
      10.33 Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc. dated February 6, 1995(10) 10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert Incorporated(6)
      10.37 Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and Dakota Rail, Inc.(7)
      10.38 Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and RailAmerica, Inc., RailAmerica Services Corporation and Huron and Eastern Railway Company, Inc.(7)
      10.39 Loan Agreement, dated September 29, 1995, by and between RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc. and National Bank of Canada(9)
      10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(8)
      10.41 Employment Agreement between Gary O. Marino and RailAmerica,
            Inc.(9)+
      10.42 Employment Agreement between John H. Marino and RailAmerica,
            Inc.(9)+
      10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino(9)+
      10.44 RailAmerica, Inc. 1995 Stock Incentive Plan(9)+
      10.45 RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(9)
      10.46 RailAmerica, Inc. 1995 Employee Stock Purchase Plan(9)
      10.47 RailAmerica, Inc. Corporate Senior Executive Bonus Plan(9)+
      10.49 Purchase and Sale Agreement dated November 30, 1995, by and between CSX Transportation, Inc. and Saginaw Valley Railway Company, Inc.(10)
      10.50 Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's

            Preferred Stock(10)
      10.51 Asset Purchase Agreement dated January 26, 1996 by and between TEMCO
            Corporation and RailAmerica Equipment Corporation(10)
      10.52 Agreement of Sale dated July 18, 1996 by and between the
            Commonwealth's Department of Transportation and Delaware Valley
            Railway Company, Inc., a wholly-owned subsidiary of RailAmerica,
            Inc.(11)
      10.53 Agreement entered into by and between R. Frank Unger, Trustee of
            Sagamore National Corporation, Indiana HiRail Corporation and
            RailAmerica, Inc.(11)
      10.54 Asset Purchase Agreement, dated August 5, 1996, by and among
            Burlington Northern Railroad Company and Cascade and Columbia River
            Railroad Company, a subsidiary of RailAmerica, Inc.(12)
      10.55 Confidential Private Placement Memorandum dated September 20,
            1996.(13)
      10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota Rail,
            Inc.(14)
      10.57 Commitment letter relating to $40,000,000 Revolving Line of
            Credit/Term Loan Facility, dated March 3, 1997, by and between
            National Bank of Canada, Comerica Bank, RailAmerica, Inc.,
            Kalyn/Siebert, Incorporated, RailAmerica Intermodal Services, Inc.,
            RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw
            Valley Railway Company, Inc., Huron and Eastern Railway Company,
            Inc., West Texas and Lubbock Railroad Company, Inc., Plainview
            Terminal Company, Cascade and Columbia River Railroad Company, Inc.,
            Minnesota Northern Railroad Company, Inc. and Delaware Valley
            Railway Company, Inc.(15)
      10.58 Agreement for sale of certain assets, rights and obligations of
            Burlington Northern Railroad Company to Minnesota Northern Railroad,
            Inc.(15)
      10.59 RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(15)+
      10.60 Nonqualified Deferred Compensation Agreement between RailAmerica,
            Inc. and Gary O. Marino(15)+
      10.61 Nonqualified Deferred Compensation Agreement between RailAmerica,
            Inc. and John H. Marino(15)+
      11    Computation of Per Share Earnings
      21    Subsidiaries of Registrant(15)

----------

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

                                            RAILAMERICA, INC.

Date: November 13, 1997

                                            By: /s/ GARY O. MARINO
                                               --------------------------------
                                               Gary O. Marino, on behalf
                                               of the Company as Chairman,
                                               Chief Executive Officer and as
                                               Principal Financial Officer