Form 10-Q
period 1997-09-30
RAILAMERICA INC /DE
filed 1997-11-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997
                                               ------------------


                           Commission File No. 0-20618
                                               -------



                                RAILAMERICA, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                      65-0328006
 -------------------------------                      ------------------
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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                                                                                Page No.
                                                                                                --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - September 30, 1997
              and December 31, 1996                                                               1

              Consolidated Statements of Income - For the nine and
              three months ended September 30, 1997 and 1996                                      2

              Consolidated Statements of Cash Flows - For the
              nine months ended September 30, 1997 and 1996                                       3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       9

PART II       OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders                                21

Item 6        Exhibits and Reports on Form 8-K                                                   22

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                                                                             September 30,    December 31,
                                                                                                  1997           1996
                                                                                             ------------    ------------
                                              ASSETS                                         (Unaudited)
Current assets:
  Cash                                                                                       $  3,104,453    $  3,879,972
  Accounts receivable                                                                           8,405,364       4,575,958
  Inventories                                                                                   5,071,088       3,104,555
  Other current assets                                                                            607,661         462,867
                                                                                             ------------    ------------
        Total current assets                                                                   17,188,566      12,023,352

Property, plant and equipment, net                                                             72,843,254      54,148,966

Other, net                                                                                      3,341,208       2,426,615

Excess of cost over net assets of companies acquired, net                                       2,833,762       2,965,853
                                                                                             ------------    ------------
        Total assets                                                                         $ 96,206,790    $ 71,564,786
                                                                                             ============    ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                       $  3,665,846    $  1,752,926
  Current maturities of subordinated debt                                                         212,392         212,392
  Accounts payable                                                                              6,081,886       3,162,953
  Accrued expenses and income taxes payable                                                     2,644,458       1,811,739
                                                                                             ------------    ------------
        Total current liabilities                                                              12,604,582       6,940,010
                                                                                             ------------    ------------
Long-term debt, less current maturities                                                        40,980,980      38,401,119
                                                                                             ------------    ------------
Subordinated debt, less current maturities                                                      3,318,588       3,477,882
                                                                                             ------------    ------------
Deferred income taxes                                                                           7,584,898       6,753,668
                                                                                             ------------    ------------
Commitments and contingencies
Minority interest                                                                               5,796,840            --
                                                                                             ------------    ------------
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     9,044,453 issued and 8,773,264 outstanding at September 30, 1997;
     6,125,410 issued  and 5,888,410 outstanding at December 31, 1996                               9,044           6,125
  Additional paid-in capital                                                                   22,710,633      11,773,036
  Common stock subscribed                                                                            --         2,340,000
  Retained earnings                                                                             4,737,587       2,944,774
  Cumulative translation adjustment                                                               (90,980)         67,441
  Less treasury stock (271,189 and 237,000 shares at cost, respectively)                       (1,445,382)     (1,139,269)
                                                                                             ------------    ------------
        Total stockholders' equity                                                             25,920,902      15,992,107
                                                                                             ------------    ------------
        Total liabilities and stockholders' equity                                           $ 96,206,790    $ 71,564,786
                                                                                             ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                      RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
       For the nine and three months ended September 30, 1997 and 1996
                                 (Unaudited)



                                                              Three months ended               Nine months ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             1997             1996           1997            1996
                                                         ------------    ------------    ------------    ------------
Operating revenues:
  Transportation - railroads - domestic                  $  3,544,747    $  1,913,844    $ 11,384,767    $  6,676,372
  Transportation - railroad - international                 2,365,000               -       4,691,000               -
  Manufacturing                                             6,267,837       3,432,189      16,298,913      11,573,409
  Other                                                       956,038         565,972       1,580,257       1,407,878
                                                         ------------    ------------    ------------    ------------
                                                           13,133,622       5,912,005      33,954,937      19,657,659
                                                         ------------    ------------    ------------    ------------
Operating expenses:
  Transportation - railroads - domestic                     1,913,852         921,231       5,310,327       2,994,009
  Transportation - railroad - international                 1,718,305               -       3,226,126               -
  Cost of goods sold - manufacturing                        4,532,148       2,670,683      11,833,380       8,938,913
  Selling, general and administrative                       2,346,922       1,339,095       6,404,898       3,904,166
  Depreciation and amortization                               665,411         423,634       1,901,416       1,172,634
                                                         ------------    ------------    ------------    ------------
                                                           11,176,638       5,354,643      28,676,147      17,009,722
                                                         ------------    ------------    ------------    ------------

        Operating income                                    1,956,984         557,362       5,278,790       2,647,937

  Interest expense                                           (812,315)       (512,734)     (2,345,488)     (1,373,078)
  Other income                                                553,696          56,188         461,368          16,329
  Minority interest                                          (296,340)              -        (381,840)              -
                                                         ------------    ------------    ------------    ------------
        Income from continuing operations before
            income taxes                                    1,402,025         100,816       3,012,830       1,291,188
 Provision for income taxes                                   465,013          38,000       1,063,164         478,000
                                                         ------------    ------------    ------------    ------------
        Income from continuing operations                     937,012          62,816       1,949,666         813,188
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $34,000 and $23,000, respectively, and
     benefit of $96,000 and $148,000, respectively)           (45,762)        (38,085)       (156,848)       (250,340)
                                                         ------------    ------------    ------------    ------------
             Net Income                                  $    891,250    $     24,731    $  1,792,818    $    562,848
                                                         ============    ============    ============    ============

---------------------------------------------------------------------------------------------------------------------

Primary earnings per common share
    Continuing operations                                $       0.11    $       0.02    $       0.23    $       0.17
    Discontinued operations                                     (0.01)          (0.01)          (0.02)          (0.05)
                                                         ------------    ------------    ------------    ------------
        Net income                                       $       0.10    $       0.01    $       0.21    $       0.12
                                                         ============    ============    ============    ============

Fully diluted earnings per common share
    Continuing operations                                $       0.10    $       0.02    $       0.22    $       0.17
    Discontinued operations                                     (0.01)          (0.01)          (0.02)          (0.05)
                                                         ------------    ------------    ------------    ------------
        Net income                                       $       0.09    $       0.01    $       0.20    $       0.12
                                                         ============    ============    ============    ============

Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                 8,808,572       4,646,832       8,535,651       4,661,943
                                                         ============    ============    ============    ============
    Fully Diluted                                           9,808,777       4,646,832       9,542,651       4,661,943
                                                         ============    ============    ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                              1997            1996
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                              $  1,792,818    $    562,848
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                          2,478,972       1,556,165
      Minority interest                                                        381,840            --
      Gain on sale of properties                                              (634,228)       (942,190)
      Employee stock grants                                                       --            48,554
      Deferred income taxes                                                    899,783          75,712
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                 (1,845,211)     (2,038,491)
        Inventories                                                         (1,364,434)        122,187
        Other current assets                                                    13,793        (103,385)
        Accounts payable                                                      (608,732)        535,611
        Income taxes payable                                                  (105,538)       (560,788)
        Accrued liabilities                                                    136,908         182,975
        Deposits and other                                                    (132,055)           (478)
                                                                          ------------    ------------
          Net cash provided by operating activities                          1,013,916        (561,280)
                                                                          ------------    ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                                (4,743,361)     (3,850,280)
  Acquisition of 55% of Ferronor                                            (7,389,903)           --
  Proceeds from sales of properties                                            268,570       1,163,753
  Deferred acquisition costs and other                                        (359,222)       (471,186)
                                                                          ------------    ------------
          Net cash used in investing activities                            (12,223,916)     (3,157,713)
                                                                          ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases               23,098,787       8,018,838
  Principal payments on debt and capital leases                            (20,339,305)     (7,551,800)
  Sale of common stock                                                       8,271,818       4,147,280
  Purchase of treasury stock                                                      --          (173,516)
  Deferred financing costs                                                    (308,218)           --
  Deferred loan costs                                                         (288,601)        (10,265)
                                                                          ------------    ------------
          Net cash provided by financing activities                         10,434,481       4,430,537
                                                                          ------------    ------------

Net decrease in cash                                                          (775,519)        711,544
Cash, beginning of period                                                    3,879,972       3,488,866
                                                                          ------------    ------------
Cash, end of period                                                       $  3,104,453    $  4,200,410
                                                                          ============    ============


         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION:

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

         In the opinion of Management, the consolidated financial statements contain all adjustments which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine and three months ended September 30, 1997 and 1996.

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

         On June 30, 1997, the Company sold all the outstanding stock of Huron Distribution Services, a wholly-owned subsidiary, to Transportation Management Services ("TMS"), a company owned by RailAmerica's Vice Chairman. On September 30, 1997, the Company sold all the outstanding stock of Evansville Terminal Company, a wholly-owned subsidiary, to a group of companies one of which is owned by RailAmerica's Vice Chairman. Effective September 30, 1997, the Company sold all of the outstanding stock of Gettysburg Scenic Rail Tours, a wholly-owned subsidiary, to TMS and substantially all the property, plant and equipment of Gettysburg Railway.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       EARNINGS PER SHARE:

         For the nine and three months ended September 30, 1997, primary and fully diluted earnings per share are based on the weighted average number of common and common equivalent shares outstanding under the modified treasury stock method. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price.

         For the nine and three months ended September 30, 1996, primary and fully diluted earnings per share were based on the weighted average number of common shares outstanding during the periods. The stock options, warrants and convertible subordinated notes payable outstanding were anti-dilutive and have been excluded from weighted average number of shares outstanding for both primary and fully diluted earnings per share.

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

3.       ACQUISITION, continued

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Ferronor had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                                           1997
                                                                          -------
                  Revenue                                                 $35,187
                  Income from continuing operations before income taxes   $ 3,115
                  Net income                                              $ 1,895
                  Net income per share                                    $  0.22

4.       INVENTORIES:

         Inventories consist of the following as of September 30, 1997 and December 31, 1996:

                                                            1997           1996
                                                        -----------    -----------
           Raw materials                                $ 3,039,382    $ 2,284,683
           Work in process                                1,282,208        635,780
           Finished goods                                   324,613        881,817
           Replacement or repair parts for equipment
                     and road property                    1,608,873        381,309
                                                        -----------    -----------
                                                          6,255,076      4,183,589
           Less, advances related to materials           (1,183,988)    (1,079,034)
                                                        -----------    -----------
           Inventories in excess of contract advances   $ 5,071,088    $ 3,104,555
                                                        ===========    ===========

5.         PROPERTY, PLANT AND EQUIPMENT:

           Property, plant and equipment consist of the following as of September 30, 1997 and December 31, 1996:

                                                               1997          1996
                                                            -----------   -----------
                Land                                        $17,359,870   $14,881,734
                Buildings and improvements                    3,656,559     3,344,128
                Railroad track and improvements              38,869,083    27,369,412
                Locomotives, vehicles and other equipment    19,937,060    13,671,118
                                                            -----------   -----------
                                                             79,822,572    59,266,392
                Less accumulated depreciation                 6,979,318     5,117,426
                                                            -----------   -----------
                                                            $72,843,254   $54,148,966
                                                            ===========   ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       PROPERTY, PLANT AND EQUIPMENT, continued

         The Company acquired approximately 44 miles of rail line in Minnesota in September 1997. The Company sold all the property, plant and equipment of the Gettysburg Railway, with a approximate net book value of $1.25 million, as of September 30, 1997.

6.       OTHER REVENUE

         Other revenue as of September 30, 1997 and 1996 consisted of the following:

                                                    1997         1996
                                                 ----------   ----------
                Gain on sale of properties and
                    easements                    $  660,629   $  942,009
                Rental income                       592,552      383,525
                Other                               327,076       82,344
                                                 ----------   ----------
                                                 $1,580,257   $1,407,878
                                                 ==========   ==========

7.       INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor.

8.       DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months and nine months ended September 30, 1997.

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                ------------------    ------------------
                                                  1997       1996       1997       1996
                                                -------    -------    -------    -------
                                                              (Thousands)
                Revenues                        $ 1,745    $ 1,850    $ 5,358    $ 5,481
                Depreciation and amortization        98         94        290        269
                Operating income (loss)               7          1        (73)      (222)
                Loss before taxes                   (74)       (61)      (253)      (398)
                Benefit for income taxes             28         23         96        148
                Net loss                        $   (46)   $   (38)   $  (157)   $  (250)

           Net assets of the discontinued business held for sale at September 30, 1997 consisted of current assets of $0.8 million, noncurrent assets of $5.1 million, and total liabilities of $4.3 million.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.         SUBSEQUENT EVENTS:

           On October 31, 1997, the Company acquired a minority interest in the Great Southern Railway Limited ("GSR"). GSR completed the acquisition of the assets and business comprising the passenger rail service of the Australian National Railway Commission.

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

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with the acquisition strategy, in February 1997, the Company purchased a majority interest in the stock of Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line. Additionally, the Company acquired a 60 mile rail line in and around Hinckley, Minnesota. The Company began operation of the rail line September 8, 1997, through its wholly-owned subsidiary St. Croix Valley Railroad Company ("SCXY"). The number of miles of track operated by RailAmerica has grown to approximately 950 miles in the United States and 2,350 miles worldwide at September 30, 1997.

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

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,350 miles of rail lines as of September 30, 1997. These consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company has agreed to purchase from the Commonwealth of Pennsylvania for a price to be determined and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line and 4 miles of trackage rights in West Texas; (viii) 131 miles of rail line which it owns in the state of Washington; (ix) 72 miles of rail line which it owns in central Minnesota; (x) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (xi) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; and (xii) 1,400 miles of rail line in northern Chile.

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

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the nine and three months ended September 30, 1997 and 1996. The results of railroad operations include the operations of Evansville Terminal Company ("ETC") from July 1, 1996, Cascade and Columbia River Railroad, Inc. ("CCRR") from September 6, 1996, Otter Tail Valley Railroad, Inc. ("OTVR") from October 1, 1996, Gettysburg Railway and Gettysburg Scenic Rail Tours from November 1, 1996, Minnesota Northern Railroad, Inc. ("MNR") from December 28, 1996, Ferronor from February 20, 1997 and SCXY from September 8, 1997. As a result, the results of operations for the nine and three months ended September 30, 1997 are not comparable to the prior year periods in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless otherwise indicated.

                                         For the Three Months          For the Nine Months
                                          Ended September 30,          Ended September 30,
                                       -------------------------   -------------------------
                                          1997           1996          1997          1996
                                       -----------   -----------   -----------   -----------
Revenue:
       Transportation revenue          $ 3,544,747   $ 1,913,844   $11,384,767   $ 6,676,372
       Other revenue                       683,354       475,553     1,120,153     1,208,160
                                       -----------   -----------   -----------   -----------
Total revenue                            4,228,101     2,389,397    12,504,920     7,884,532
                                       -----------   -----------   -----------   -----------
Operating Expenses:
       Maintenance of way                  538,261       253,103     1,659,908       790,536
       Maintenance of equipment            154,744       149,550       509,745       464,027
       Transportation                      944,229       413,512     2,634,164     1,440,266
       Equipment rental                    207,978       105,066       437,870       299,180
       General and administrative          691,326       328,657     1,889,450       960,813
       Depreciation and amortization       376,910       287,041     1,113,819       782,796
                                       -----------   -----------   -----------   -----------
Total operating expenses                 2,913,448     1,536,929     8,244,956     4,737,618
                                       -----------   -----------   -----------   -----------
Operating income                         1,314,653       852,468     4,259,964     3,146,914
Interest and other expenses                712,154       259,559     2,104,299       793,106
                                       -----------   -----------   -----------   -----------
Income before income taxes             $   602,499   $   592,909   $ 2,155,665   $ 2,353,808
                                       ===========   ===========   ===========   ===========

COMPARISON OF RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Operating Revenue. Transportation revenue increased by $4.7 million, or 70.5%, from $6.7 million for the nine months ended September 30, 1996 to $11.4 million for the nine months ended September 30, 1997. CCRR, which was acquired in September 1996, had transportation revenue of approximately $2.0 million in the first nine months of 1997 compared to $0.2 million for the first nine months of 1996. MNR, which was acquired in December 1996, had transportation revenue of approximately $1.6 million in the first nine months of 1997. OTVR, which was acquired in September 1996, had transportation revenue of approximately $1.3 million during the first nine months of 1997. Gettysburg Railway, which was acquired in November 1996, had transportation revenue of approximately $0.4 million in the first nine months of 1997. In addition, the transportation revenue for the nine months ended September 30, 1997 includes an increase in freight revenue of $0.5 million based upon an agreement reached with a connecting carrier. These increases in transportation revenue were partially offset by a decrease of approximately $0.4 million in revenue from Huron and Eastern Railway Company ("HESR") resulting from decreased agricultural shipments in the first nine months of 1997 compared to the first nine months of 1996. Additionally, transportation revenue from South Central Tennessee Railroad ("SCTR") decreased approximately $0.4 million due to a decrease in demurrage revenue charged to a shipper. The domestic transportation revenue per carload decreased from $399 to $339 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 33,544 for the nine months ended September 30, 1997, an increase of 16,714, or 99.3% compared to 16,830 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 7,826 in the first nine months of 1997, CCRR, which handled 5,712 carloads in the first nine months of 1997, OTVR, which handled 4,109 carloads in the first nine months of 1997 and Gettysburg Railway, which handled 1,206 carloads in the first nine months of 1997. These increased car loadings were partially offset by a decrease of 1,184 carloads from the HESR. Ferronor handled 14,648 carloads during the period from February 20 to September 30, 1997.

         Other revenues decreased by approximately $0.1 million, or 7.3%, from $1.2 million for the nine months ended September 30, 1996 to $1.1 million for the nine months ended September 30, 1997. Other revenues for the nine months ended September 30, 1997 and 1996 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

         Operating Expenses. Operating expenses increased by approximately $3.5 million, or 74.0%, from $4.7 million for the nine months ended September 30, 1996 to $8.2 million for the nine months ended September 30, 1997. Operating expenses for the nine months ended September 30, 1997 have been reduced by approximately $0.3 million due to a reimbursement received by the Company from a connecting carrier. Operating expenses, as a percentage of transportation revenue, were 71.0% and 72.4% for the nine months ended September 30, 1996 and 1997, respectively. The increase was primarily due to costs associated with the unusually adverse weather in Minnesota and Michigan during the first quarter of 1997 and certain start up costs for acquisitions which occurred during the fourth quarter of 1996. Management anticipates that operating expenses as a percentage of revenue will remain fairly constant over the next twelve months at the first half 1997 level exclusive of seasonal fluctuations.

         Maintenance of way expenses increased by approximately $0.9 million, or 110%, from $0.8 million for the nine months ended September 30, 1996 to $1.7 million for the nine months ended September 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR, which was acquired in December 1996, had maintenance of way expenses of approximately $0.3 million for the nine months ended September 30, 1997. CCRR, which was acquired September 1996, had maintenance of way expenses of approximately $0.15 million for the nine months ended September 30, 1997. Gettysburg Railway, which was acquired in November 1996, had maintenance of way expenses of approximately $0.1 million for the nine months ended September 30, 1997. In addition to the above acquisitions, West Texas and Lubbock Railroad's ("WTLR") and HESR's maintenance of way expenses increased approximately $0.1 million and $0.1 million, respectively, from the first nine months of 1996 to the first nine months of 1997 due to increased track work being performed as part of maintenance programs.

         Maintenance of equipment expenses increased by approximately $0.05 million, or 9.9%, from approximately $0.45 million for the nine months ended September 30, 1996 to $0.5 million for the nine months ended September 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996.

         Transportation expense increased by approximately $1.2 million, or 82.9%, from $1.4 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.5 million of transportation expenses during the nine months ended September 30, 1997. CCRR incurred approximately $0.3 million of transportation expense for the nine months ended September 30, 1997. OTVR, which was acquired in October 1996, incurred approximately $0.2 million of transportation expense for the nine months ended September 30, 1997. Gettysburg

Railway and Gettysburg Scenic Rail Tours incurred approximately $0.25 million of transportation expense for the nine months ended September 30, 1997.

         Equipment rental increased by approximately $0.1 million or 46.4%, from approximately $0.3 million for the nine months ended September 30, 1996 to approximately $0.4 million for the nine months ended September 30, 1997.

         Selling, general and administrative expenses increased by approximately $0.9 million, or 96.7%, from $1.0 million for the nine months ended September 30, 1996 to $1.9 million for the nine months ended September 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $0.3 million for the nine months ended September 30, 1997. CCRR incurred general and administrative expenses of approximately $0.3 million for the nine months ended September 30, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $0.1 million for the nine months ended September 30, 1997. OTVR incurred general and administrative expenses of approximately $0.1 million for the nine months ended September 30, 1997.

         Interest and Other Expenses. Interest and other expenses increased by approximately $1.3 million, or 165% from $0.8 million for the nine months ended September 30, 1996 to $2.1 million for the nine months ended September 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR, OTVR and Gettysburg Railway. The interest expense during the first nine months of 1997 attributable to these three acquisitions was $0.5 million, $0.3 million, $0.3 million, and $0.1 million, respectively.

         Ferronor. On February 19, 1997, the Company acquired a 55% equity interest in Ferronor, a 1,400 mile regional railroad in the Republic of Chile. The operations of Ferronor have been included in the consolidated operations of the Company effective February 20, 1997. Ferronor had operating revenue of $4.9 million, operating expenses (including depreciation) of $4.4 million and operating income of $0.5 million for the period from February 20, 1997 to September 30, 1997.

COMPARISON OF RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         Operating Revenues. Transportation revenue increased by $1.6 million, or 85.2%, from $1.9 million for the three months ended September 30, 1996 to $3.5 million for the three months ended September 30, 1997. CCRR had transportation revenue of approximately $0.7 million in the third quarter of 1997 compared to $0.2 million for the third quarter of 1997. MNR had revenue of approximately $0.5 million in the third quarter of 1997. OTVR had revenue of approximately $0.6 million during the third quarter of 1997. Gettysburg Scenic Rail Tours and Gettysburg Railway had combined transportation revenue of $0.2 million for the third quarter of 1997. The domestic transportation revenue per carload decreased from $362 to $313 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 11,341 for the three months ended September 30, 1997, an increase of 6,055, or 115%, compared to 5,286 carloads in the prior year period. The increase was primarily the result of the acquisitions of MNR, which handled 2,919 carloads in the third quarter of 1997; CCRR, which handled 2,031 carloads in the third quarter of 1997; OTVR, which handled 1,665 carloads in the third quarter of 1997; and Gettysburg Railway, which handled 411 carloads in the third quarter of 1997. These increased carloadings were partially offset by a decrease of 151 carloads from WTLR. Ferronor handled 6,381 carloads during the three months ended September 30, 1997.

         Other revenues increased by approximately $0.2 million for the three months ended September 30, 1997 compared to the prior year period. Other revenues for the three months ended September 30, 1997 and 1996 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

         Operating expenses. Operating expenses increased by approximately $1.4 million, or 89.5%, from $1.5 million for the three months ended September 30, 1996 to $2.9 million for the three months ended September 30, 1997. Operating expenses, as a percentage of transportation revenue, were 80.3% and 82.2% for the three months ended September 30, 1996 and 1997, respectively.

         Maintenance of way expenses increased by approximately $0.3 million, or 112.7%, from $0.25 million for the quarter ended September 30, 1996 to $0.5 million for the quarter ended September 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR had maintenance of way expenses of approximately $0.1 million for the quarter ended September 30, 1997. OTVR had maintenance of way expenses of approximately $0.05 million for the quarter ended September 30, 1997. Gettysburg Railway had maintenance of way expenses of approximately $0.5 for the quarter ended September 30, 1997.

         Maintenance of equipment expenses increased by approximately $5,000, or 3.5%, from $0.15 million for the quarter ended September 30, 1996 to $0.15 million for the quarter ended September 30, 1997.

         Transportation expense increased by approximately $0.5 million, or 128.3%, from $0.4 million for the quarter ended September 30, 1996 to $0.9 million for the quarter ended September 30, 1997 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.2 million of transportation expense during the quarter ended September 30, 1997. CCRR incurred approximately $0.1 million of transportation expense for the quarter ended September 30, 1997. OTVR incurred approximately $0.1 of transportation expense for the quarter ended September 30, 1997. Gettysburg Railway and Gettysburg Scenic Rail Tours combined incurred approximately $0.2 of transportation expense for the quarter ended September 30, 1997.

         Equipment rental increased by approximately $0.1 million, or 97.9%, from $0.1 million for the quarter ended September 30, 1996 to $0.2 million for the quarter ended September 30, 1997.

         Selling, general and administrative expenses increased by approximately $0.4 million, or 110.3%, from $0.3 million for the quarter ended September 30, 1996 to $0.7 million for the quarter ended September 30, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $.01 million for the quarter ended September 30, 1997. CCRR incurred general and administrative expenses of approximately $0.1 million for the quarter ended September 30, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $0.05 million for the quarter ended September 30, 1997. OTVR incurred general and administrative expenses of approximately $0.05 million for the three months ended September 30, 1997.

         Interest and Other Expenses. Interest and other expenses increased by approximately $0.45 million, or 174.4%, from $0.3 million for the three months ended September 30, 1996 to $0.7 million for the three months ended September 30, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR and OTVR. The interest expense during the three months ended September 30, 1997 attributable to these three acquisitions was $0.2 million, $0.1 million and $0.1 million, respectively.

         Ferronor. The operations of Ferronor are included in the consolidated operations of the Company. Ferronor had operating revenue of $2.5 million, operating expenses (including depreciation) of $42.2 million and operating income of $0.3 million for the three months ended September 30, 1997.

TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("Kalyn") for the period indicated. Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies. Government sales represented approximately 43% of Kalyn's sales for the first nine months of 1997. Management anticipates that sales to government agencies will become a larger percentage of sales over the next several years based upon contracts that Kalyn has received from the Government.

         Kalyn's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on a 25.5 acre site, which were constructed over the period 1969 to 1997. Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn exercises strict quality control by screening suppliers and conducting inspections throughout the production process.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The following table sets forth the income and expense items for the nine months ended September 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                        For the Nine Months Ended
                                ------------------------------------------
                                 September 30, 1997     September 30, 1996
                                -------------------    -------------------
Net sales                       $16,298,913   100.0%   $11,573,409   100.0%
Cost of goods sold               11,833,380    72.6%     8,938,913    77.2%
                                -----------   -----    -----------   -----
Gross profit                      4,465,533    27.4%     2,634,496    22.8%
Selling, general and
  administrative expenses         1,408,671     8.6%    1,085, 409     9.4%
Depreciation and amortization       348,190     2.2%       324,948     2.8%
                                -----------   -----    -----------   -----
Income from operations            2,708,672    16.6%     1,224,139    10.5%
Interest and other expenses         200,165     1.2%       258,404     2.3%
                                -----------   -----    -----------   -----
Net Income Before Taxes         $ 2,508,507    15.4%   $   965,735     8.3%
                                ===========   =====    ===========   =====

         Net Sales. Net sales increased by approximately $4.7 million, or 40.8%, from $11.6 million for the nine months ended September 30, 1996 to $16.3 million for the nine months ended September 30, 1997. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 444 trailers for the nine months ended September 30, 1996 and 502 trailers for the nine months ended September 30, 1997. The increase in sales volume increased net sales by approximately $1.5 million. The average price per trailer sold was approximately $25,000 for the nine months ended September 30, 1996 and approximately $30,000 for the nine months ended September 30, 1997. The increase in average price per trailer increased net sales by approximately $2.2 million. Sales to governmental agencies represented 20.0% and 38.4% of Kalyn's net sales for the nine months ended September 30, 1996 and 1997, respectively. During the first half of 1996, Kalyn was in the process of building five prototype trailers in connection with a government contract received in October 1995. Full production under the contract began during the first quarter of 1997. The increase in sales for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was principally due to the above contract production. Kalyn produced 75 Tactical Vans during the first nine months of 1997. Kalyn's backlog of orders for both government and commercial sales was approximately $22.2 million as of September 30, 1997 compared to $8.6 million at September 30, 1996.

         Cost of Goods Sold. Cost of goods sold increased by approximately $2.9 million, or 32.4%, from $8.9 million for the nine months ended September 30, 1996 to $11.8 million for the nine months ended September 30, 1997. Cost of goods sold was 77.2% of net sales for the nine months ended September 30, 1996 compared to 72.6% for the nine months ended September 30, 1997. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, government sales have had a lower cost of goods sold and higher gross profit margin than commercial sales. Management anticipates gross profit as a percentage of net revenue to increase over the next twelve months as sales increase and a larger percentage of sales are to government agencies based upon the new contracts that were received during 1995, 1996 and 1997.

         Selling, General and Administrative. Selling, general and administrative expenses increased approximately $0.3 million from the first nine months of 1996 to the first nine months of 1997 but decreased slightly as a percentage of net sales.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The following table sets forth the income and expense items for the three months ended September 30, 1997 and 1996 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                        For the Three Months Ended
                                ----------------------------------------
                                September 30, 1997    September 30, 1996
                                -------------------   ------------------
Net sales                       $6,267,837   100.0%   $3,432,189   100.0%
Cost of goods sold               4,532,148    72.3%    2,670,683    77.8%
                                ----------   -----    ----------   -----
Gross profit                     1,735,689    27.7%      761,506    22.2%
Selling general and
  administrative expenses          495,486     7.9%      314,012     9.1%
Depreciation and amortization      116,850     1.9%      109,425     3.2%
                                ----------   -----    ----------   -----
Income from operations           1,123,353    17.9%      338,069     9.8%

Interest and other expenses         71,434     1.1%       41,502     1.2%
                                ----------   -----    ----------   -----
Net Income Before Taxes         $1,051,919    16.8%   $  296,567     8.6%
                                ==========   =====    ==========   =====

         Net Sales. Net sales increased by approximately $2.8 million, or 82.6%, from $3.4 million for the three months ended September 30, 1996 to $6.3 million for the three months ended September 30, 1997. Trailer sales represent approximately 95% of the net sales in both 1997 and 1996. Kalyn sold 145 trailers for the three months ended September 30, 1996 and 202 trailers for the three months ended September 30, 1997. The increase in sales volume increased net sales by approximately $1.3 million from the third quarter of 1996 to the third quarter of 1997. The average price per trailer sold was approximately $23,000 for the three months ended September 30, 1996 and $31,000 for the three months ended September 30, 1997. The increase in average price per trailer increased sales by approximately $1.5 million. Sales to governmental agencies represented 24% and

35% of Kalyn's net sales for the three months ended September 30, 1996 and 1997, respectively. The increase in sales for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was principally due to government contract production that began in the first quarter of 1997.

         Cost of Goods Sold. Cost of goods sold increased by approximately $1.9 million, or 69.7% from $2.7 million for the three months ended September 30, 1996 to $4.5 million for the three months ended September 30, 1997. Cost of goods sold was 77.8% of net sales for the three months ended September 30, 1996 compared to 72.3% for the three months ended September 30, 1997. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a significantly higher percentage of the sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased approximately $0.2 million from the third quarter of 1996 to the third quarter of 1997 but decreased slightly as a percentage of net sales.

CORPORATE OVERHEAD AND OTHER

         Corporate Overhead. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services performed for the Company's segments include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $0.5 million, or 27.5%, from $1.7 million for the nine months ended September 30, 1996 to $2.2 million for the nine months ended September 30, 1997. The increase was related to the additional costs incurred to manage the new subsidiaries acquired during the second half of 1996 and first half of 1997 and to establish a management team to handle the Company's anticipated growth.

         RailAmerica Equipment Corporation ("REC"). REC leases railroad tank cars, flat cars and locomotives to various railroads and shippers. Operating revenue increased $0.1 million from $0.2 million for the nine months ended September 30, 1996 to $0.3 million for the nine months ended September 30, 1997. Operating income increased $63,000 from $78,000 for the nine months ended September 30, 1996 to $141,000 for the nine months ended September 30, 1997. The increase in both operating revenue and income were a result of a tank car lease entered into in March 1996. Operating revenue remained fairly constant at approximately $0.1 million for both the three months ended September 30, 1997 and 1996. Operating income remained fairly constant at approximately

$50,000 for the three months ended September 30, 1997 and 1996.

         Motor Carrier Operations (Discontinued Operations). The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the nine and three months ended September 30, 1997 and 1996. Since the Company's acquisition of Steel City Carriers, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management anticipates selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries within the near future.

         Loss from discontinued operations decreased by $0.1 million from $0.25 million for the nine months ended September 30, 1996 to $0.15 million for the nine months ended September 30, 1997. Loss from discontinued operations remained fairly constant for the three months ended September 30, 1996 compared to the three months ended September 30, 1997 at approximately $40,000.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $1.0 million for the nine months ended September 30, 1997.

         Cash used in investing activities was $12.3 million for the nine months ended September 30, 1997. The Company's main use of cash during the first nine months of 1997 was for the purchase of a 55% equity interest in Ferronor, which cost $7.4 million. In addition, property, plant and equipment increased $4.8 million during the first nine months of 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines.

         The Company's cash provided by financing activities was $10.4 million for the nine months ended September 30, 1997 consisting of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997, net proceeds of approximately $3.1 million from the conversion of a substantially all of the Company's Class B Warrants and $0.5 million from exercise of stock options. In addition, the Company's net borrowings increased by $2.8 million.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for Ferronor, SCTR, Kalyn, Steel City Carriers, Dakota Rail, WTLR, ETC, CCRR, MNR, OTVR and Gettysburg Railway. Certain of this indebtedness was refinanced through its revolving line of credit (the "Revolver") with National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, Saginaw Valley Railway Company, RIS, CCRR, Steel City Carriers, WTLR, OTVR and Gettysburg Railway.

         On May 3, 1997, the Company's Revolver was increased from $25 million to $40 million by National Bank of Canada and Comerica Bank N.A. at which time the maturity date was extended to May 2000. Further, the Company signed a proposal letter from National Bank of Canada in October 1997 to increase the Revolver to $55 million.

         As of September 30, 1997, the Company had working capital of $4.6 million compared to working capital of $5.1 million as of December 31, 1996. The decrease was primarily due to the inclusion of Ferronor in the consolidated balance sheet. Cash on hand as of September 30, 1997 was $3.1 million compared to $3.9 million as of December 31, 1996. The decrease in cash from December 31, 1996 to September 30, 1997 is due primarily to the purchase of an equity interest in Ferronor in February 1997 and pay down on the Company's Revolver. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company believes that its future cash flow will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.5 million and capital expenditures at Kalyn of approximately $300,000. In addition, the Company anticipates capital expenditures of approximately $26.3 million over the next three years related to Ferronor's new 20-year take-or-pay contract with CMH. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all.
The Company's $40 million revolving line of credit allows acquisition loan advances of up to $35 million for such acquisitions. As of November 1, 1997, the Company had approximately $10.7 million of availability under the $40 million Revolver.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through such increases in its freight rates and trailer prices.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding growth in transportation-related assets; future acquisition of railroads and other transportation-related companies, the development of additional transportation-related businesses; increase in usage of the Company's existing rail lines; growth of gross revenues; and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: the Company's dependence on government contracts; decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies and the development of additional transportation-related businesses; a decline in the market acceptability of railroad services; the effect of competitive pricing; the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

PART II.  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 annual meeting on June 26, 1997 at which John Marino and John Sullivan were re-elected as Directors of the Company. In addition the number of shares reserved for issuance pursuant to the Company's 1995 Stock Incentive Plan was increased by 750,000 shares.
At the meeting votes were cast as follows:

                                                                     In Favor         Against       Abstentions
                                                                     --------         -------       -----------
Re-election of John Marino as Director                               6,001,350         885,607             0
Re-election of John Sullivan as Director                             6,001,050         885,907             0
Increase in shares reserved for issuance in the 1995
    Stock Incentive Plan                                             2,500,171       1,428,864        21,710

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

             3.1   Amended and Restated Articles of Incorporation of Registrant(9)
             3.2   By-laws of Registrant(1)
             4.2   Class B Warrant(2)
             4.3   Unit Purchase Warrant(2)
             4.4   Series A Convertible Subordinated Debentures(7)
           10.14   RailAmerica, Inc. 1992 Stock Option Plan(1)+
           10.23   Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad
                   Corporation, South Central Tennessee Railroad Company, Inc. and Charter
                   Financial, Inc., dated as of December 31, 1993(5)
           10.32   Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994(10)
           10.33   Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc.
                   dated February 6, 1995(10)
           10.35   Employment Agreement between Robert B. Coward and Kalyn/Siebert
                   Incorporated(6)
           10.37   Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain
                   E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and
                   Dakota Rail, Inc.(7)
           10.38   Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and
                   RailAmerica, Inc., RailAmerica Services Corporation and Huron and Eastern
                   Railway Company, Inc.(7)
           10.39   Loan Agreement, dated September 29, 1995, by and between
                   RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica
                   Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel
                   City Carriers, Inc., Saginaw Valley Railway Company, Inc.,
                   Huron and Eastern Railway Company, Inc. and National Bank of
                   Canada(9)
           10.40   Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves,
                   Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO
                   Corporation and RailAmerica, Inc.(8)
           10.41   Employment Agreement between Gary O. Marino and RailAmerica, Inc.(9)+
           10.42   Employment Agreement between John H. Marino and RailAmerica, Inc.(9)+
           10.43   Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc.
                   and Gary O. Marino(9)+
           10.44   RailAmerica, Inc. 1995 Stock Incentive Plan(16)+
           10.45   RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(9)
           10.46   RailAmerica, Inc. 1995 Employee Stock Purchase Plan(9)
           10.47   RailAmerica, Inc. Corporate Senior Executive Bonus Plan(9)+
           10.49   Purchase and Sale Agreement dated November 30, 1995, by and between CSX
                   Transportation, Inc. and Saginaw Valley Railway Company, Inc.(10)
           10.50   Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica,
                   Inc. and the holders of all the issued and outstanding shares of the Company's

                   Preferred Stock(10)
           10.51   Asset Purchase Agreement dated January 26, 1996 by and between TEMCO Corporation and RailAmerica Equipment Corporation(10)
           10.52   Agreement of Sale dated July 18, 1996 by and between
                   the Commonwealth's Department of Transportation and Delaware
                   Valley Railway Company, Inc., a wholly-owned subsidiary of
                   RailAmerica, Inc.(11)
           10.53   Agreement entered into by and between R. Frank Unger, Trustee of Sagamore
                   National Corporation, Indiana HiRail Corporation and RailAmerica, Inc.(11)
           10.54   Asset Purchase Agreement, dated August 5, 1996, by and
                   among Burlington Northern Railroad Company and Cascade and
                   Columbia River Railroad Company, a subsidiary of
                   RailAmerica, Inc.(12)
           10.55   Confidential Private Placement Memorandum dated September 20, 1996.(13)
           10.56   Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter
                   Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(14)
           10.57   Commitment letter relating to $40,000,000 Revolving Line of Credit/Term Loan
                   Facility, dated March 3, 1997, by and between National Bank of Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert,
                   Incorporated, RailAmerica Intermodal Services, Inc.,
                   RailAmerica Carriers, Inc., Steel City Carriers, Inc.,
                   Saginaw Valley Railway Company, Inc., Huron and Eastern
                   Railway Company, Inc., West Texas and Lubbock Railroad
                   Company, Inc., Plainview Terminal Company, Cascade and
                   Columbia River Railroad Company, Inc., Minnesota Northern
                   Railroad Company, Inc. and Delaware Valley Railway Company,
                   Inc.(15)
           10.58   Agreement for sale of certain assets, rights and
                   obligations of Burlington Northern Railroad Company to
                   Minnesota Northern Railroad, Inc.(15)
           10.59   RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(15)+
           10.60   Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
                   Gary O. Marino(15)+
           10.61   Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and
                   John H. Marino(15)+
           10.62   Agreement for Purchase of Railroad Assets of Delaware Valley Railway Company,
                   Inc.
           11      Computation of Per Share Earnings
           21      Subsidiaries of Registrant
           27      Financial Data Schedule (for SEC use only)

------------
(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.
(2) Incorporated by reference to the same exhibit number filed as part of the Registrant's Post-Effective Amendment No. 3 on Form SB-2, dated November 25, 1994, Registration No. 33-49026.
(3) Incorporated by reference to the same exhibit number filed as part of the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1993.

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

(16) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Securities and Exchange Commission on June 2, 1997.

+        Executive Compensation Plan or Arrangement.

         (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                RAILAMERICA, INC.


Date: November 13, 1997
                                        By: /s/Gary O. Marino
                                            --------------------------
                                        Gary O. Marino, on behalf
                                        of the Company as Chairman,
                                        Chief Executive Officer and as
                                        Principal Financial Officer