Form 10-K
period 1997-12-31
RAILAMERICA INC /DE
filed 1998-03-31
CIK 887637

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-20618

                                   ----------

                                RAILAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         65-0328006
 ----------------------------                              -------------
 (State or Other Jurisdiction                              (IRS Employer
       of Incorporation)                              Identification Number)


              301 Yamato Road, Suite 1190
                  Boca Raton, Florida                             33431
       ----------------------------------------                ----------
       (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (561) 994-6015


        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ----   ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998 computed by reference to the average bid and asked prices of registrant's common stock reported on NASDAQ on such date was $43,657,000.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 28, 1998 was 9,337,630.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's proxy statement for the Annual Meeting of Shareholders to be held June 18, 1998 (the"Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.


================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                PAGE
                                                                                ----
PART I

Item 1.    Business                                                               3
Item 2.    Properties                                                            19
Item 3.    Legal Proceedings                                                     23
Item 4.    Submission of Matters to a Vote of Security Holders                   23


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters              24
Item 6.    Selected Financial Data                                               25
Item 7.    Management's Discussion and Analysis                                  26
Item 8.    Financial Statements                                                  38
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                38

PART III

Item 10.  Directors and Executive Officers of the Registrant                     39
Item 11.  Executive Compensation                                                 39
Item 12.  Security Ownership of Certain Beneficial Owners and Management         39
Item 13.  Certain Relationships and Related Transactions                         39


PART IV

Item 14.  Exhibits and Reports on Form 8-K                                       40



PART I

ITEM 1.  BUSINESS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a leading operator of short line freight railroads in the United States, based on total track miles, and an operator of a regional freight railroad in the Republic of Chile. The Company is also a leading manufacturer of specialized truck trailers through its wholly-owned subsidiary Kalyn/Siebert, Inc. ("Kalyn"). Segment and geographic information called for in item 1 is set forth in Note 20 of Notes to Consolidated Financial Statements and is incorporated herein by reference. RailAmerica's core business is the acquisitions of short line and regional railroads. The Company has grown rapidly through acquisition since December 31, 1994, at which time it operated only 300 miles of track. At December 31, 1997, the Company operated approximately 2,350 miles of rail line, including approximately 950 miles in the United States and over 1,400 miles in Chile.

         The Company plans to continue to acquire short line railroads in North America from Class I railroads as well as from other short line operators. The Company also continues to evaluate opportunities to acquire regional railroads in foreign markets that are being privatized by foreign governments. Additionally, the Company will consider other strategic acquisitions in the specialty trailer manufacturing industry.

         Since industry deregulation in 1980, major North American railroads have streamlined their operations by systematically divesting themselves of branch lines to smaller rail operators that have advantageous cost structures. The divestiture activity has accelerated in recent years as a result of the consolidation of Class I railroads which has led to the disposition of redundant and light-density routes. Similarly, an increasing number of foreign governments are seeking to encourage private investment in infrastructure and stimulate economic activity by privatizing their national rail systems through sale or by concession to qualified operators. The Company's acquisition strategy as described above is exemplified by: (i) the purchase, in February 1997, of a majority interest in the stock of Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line, (ii) the purchase, in September 1997, of a 60 mile rail line in and around Hinckley, Minnesota, and (iii) the purchase, in October 1997, of a minority interest in the Great Southern Railway Limited, a passenger rail service based in Southern Australia.

         The Company believes that it is well-positioned to take advantage of the opportunities emerging in the North American and international rail industries. The Company has developed a disciplined evaluation and acquisition program, identifying rail properties that can be acquired on attractive terms and can be improved by the implementation of RailAmerica's operating practices when applied to the rail properties acquired by the Company. These practices have had the effect of increasing traffic while reducing expenses through introduction of operating efficiencies and customer service programs. The Company believes that it has become a desirable partner for Class

I railroads as a result of its ability to pursue and consummate acquisitions swiftly and increase traffic on lines that interchange with those of the seller.

         The Company's business presently is conducted through sixteen wholly-owned consolidated subsidiaries - Huron and Eastern Railway Company, Inc. ("HESR"), Saginaw Valley Railway Company, Inc. ("SGVY"), Kalyn, Otter Tail Valley Railroad Company ("OTVR"), South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company, Inc. ("DVRC"), RailAmerica Intermodal Services, Inc. ("RIS"), Dakota Rail, Inc. ("Dakota Rail"), RailAmerica Equipment Corporation ("REC"), West Texas and Lubbock Railroad Company, Inc. ("WTLR"), Cascade and Columbia River Railroad Company ("CCRR"), Minnesota Northern Railroad ("MNR"), RailAmerica de Chile, S.A, Steel City Carriers, Inc. ("Steel City Carriers"), St. Croix Valley Railroad Company ("SCXY") and RailAmerica Australia Pty. Limited ("RAA"). All references to the operations of the "Company" discussed in this Form 10-K describe the operations of its subsidiaries.

         The Company was incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies - HESR and SGVY. The Company's principal executive office is located at 301 Yamato Road, Suite 1190, Boca Raton, Florida 33431, and its telephone number at that location is (561) 994-6015.

RAILROAD OPERATIONS

INDUSTRY OVERVIEW

         The U.S. railroad industry is dominated by ten Class I railroads, which operated approximately 127,000 miles of track at December 31, 1996 (the most recent year for which data is available) and represented approximately $32 billion, or approximately 91.4%, of total rail industry operating revenue of $34.9 billion in 1996. In addition to large railroad operators, at year end 1996 there were more than 500 short line and regional railroads, which generated approximately $3.0 billion of operating revenue in 1996 and operated approximately 47,000 miles of track at December 31, 1996. Reflecting downsizing of major rail carriers, the proportion of total track miles operated by short line and regional railroads in the United States increased to 27.2% of total railroad industry track miles in 1996 from approximately 17.0% in 1986. The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (the "Staggers Rail Act"), which deregulated the pricing and types of services provided by railroads. Since 1980, Class I railroads in the United States and Canada have systematically divested themselves of branch lines to smaller rail operators. As a result, more than 300 short line and regional railroads operating approximately 27,000 miles of track have been created since 1980 to serve shippers on such lines. The divestiture has accelerated in recent years as a result of the consolidation and merger activity among Class I railroads, which has led to the sale of overlapping routes.

         As a result of deregulation, major railroads have been able to concentrate their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as the Company. The major railroads have derived significant benefits from the divesting of branch lines to short line operators. Divesting these branch lines allows major railroads to minimize incremental capital expenditures, increase traffic density, improve railcar utilization and avoid rail line abandonment. Because of the focus of short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture. Consequently, these transactions often result in net increases in divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

GROWTH STRATEGY

   - NORTH AMERICAN ACQUISITIONS. RailAmerica plans to continue to acquire short line and regional railroads that become available as a result of rationalizations and divestitures in North America, especially in geographic regions where the Company can "cluster" a number of acquired rail lines to achieve economies of scale.

  - INTERNATIONAL ACQUISITIONS. RailAmerica plans to acquire additional foreign regional railroads that become available as a result of governmental privatization, primarily through joint ventures with local partners familiar with market conditions in the region. International rail acquisitions often offer the Company better growth opportunities due to their lack of historical operating efficiencies typical of government entities.

- FOCUSED SALES AND MARKETING. RailAmerica continues to increase traffic from existing, former and new customers in each of its markets through the aggressive marketing of its enhanced customer service, negotiating rates where prudent and implementing other incentive arrangements for shippers. Once RailAmerica reestablishes frequent service for a newly acquired railroad, it markets its newly restored service to existing customers as well as to customers who may have dropped service when the former owner had operational control.

  - OPERATING EFFICIENCY. The Company improves its operating efficiency through rationalized staffing, incentivized local management and staff, centralized purchasing and corporate services, efficient equipment utilization and outsourced maintenance.

         The Company acquires rail properties by purchase of assets, lease or operating contract. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined by the seller based upon economic and strategic considerations. In addition to the financial terms of the transaction, the Company believes sellers consider more subjective criteria such as a prospective acquirer's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its lines. The Company sees this ability to provide increased revenue to Class I carriers as an advantage in bidding for properties.

GENERAL

         The Company provides rail service to on-line customers through the coordination of the railroad's general manager, marketing manager and customer service center. Rail service for the customer is scheduled by the general manager with the assistance of customer service personnel. Due to the Company's flexibility in providing service, customers can initiate unscheduled rail service on short notice by contacting the railroad's customer service center. The general manager schedules the days' train service and provides a manifest to the two-man crew. The crew's manifest contains information regarding the number and type of cars to drop off/or pick up at a customer's siding, customer requirements concerning time of pick up and/or delivery and interchange schedules. The two-man crew, consisting of transportation specialists, operates the locomotive and couples and uncouples railcars along the line. Since crews are paid a salary rather than an hourly wage, they are readily available to provide service on an as-needed basis. Payment of rail services is coordinated with the customer through the Company's customer service center or with the Class I interchange partner.

         The Company provides the locomotive service and, in certain instances, the rail cars needed to move the customer's product. Maintenance of the rail line, including capital improvements, normal track and roadbed maintenance, signal maintenance and bridge repair, is performed by the Company or, where efficiencies are gained, a maintenance contractor. The Company has full-time locomotive mechanics, under the supervision of the Company's Chief Mechanical Officer, available to maintain the locomotive and maintenance equipment, perform car inspections and perform running repairs on cars.

         Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other rail carriers. Bridge traffic neither originates nor terminates on a rail carrier's line, but rather passes over the line from one connecting carrier to another. Interline traffic generated approximately 99% of the Company's total freight revenues in 1997.

         Flexibility with respect to work assignments is a key element of the Company's operating strategy and contributes significantly to operational productivity. All of the Company's railroad personnel are trained in a wide range of skills necessary for short line operations. Employees can be assigned to tasks on an as-needed basis because the Company is not bound by traditional railroad industry craft and work distinctions (pursuant to which railroad employees are assigned to tasks based upon narrowly defined job descriptions). The Company believes the organization of its railroads into relatively small work groups encourages greater team effort and permits more clearly defined responsibility and accountability than is obtainable by large, more centrally managed railroads.

         Each of the Company's short line railroads maintains a performance-based profit-sharing program through which a portion of a railroad's operating profits is distributed to its employees. Profit-sharing programs are administered by corporate headquarters and the general managers and distributions are made in part on the basis of meeting railroad operating targets and in part on individual performance. The general managers also participate in quarterly performance-based profit sharing programs.

MARKETING

         The Company focuses on providing rail service to its customers that is easily accessible, reliable and cost-effective. Following commencement of operations by RailAmerica, the Company's railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. The Company believes its ability to generate additional traffic is enhanced by its marketing efforts which are aimed at identifying and responding quickly to the individual business needs of customers along its rail lines. As part of its marketing efforts, the Company often schedules more frequent rail service, helps customers negotiate price and service levels with connecting carriers and assists customers in obtaining the quantity and type of rail equipment required for their operations. The Company also provides non-scheduled train service on short notice to accommodate customers' special or emergency needs.

          The Company's decentralized management structure is an important element of its marketing strategy. Significant discretion with respect to sales and marketing activities is given to the Company's domestic regional marketing managers and its international marketing manager. Each regional marketing manager works closely with personnel of the Company's railroads and with other members of senior management to develop marketing plans to increase shipments from existing customers and to develop business from new customers. The Company also works with the marketing staffs of the connecting Class I carriers to develop an appropriate array of rail-oriented proposals to meet customers' needs and with industrial development organizations to locate new rail users. The Company considers all of its employees to be customer service representatives and encourages them to initiate and maintain regular contact with shippers.

CUSTOMERS

         In 1997, the Company served more than 130 customers who shipped and/or received a wide variety of products. The Company's railroads are typically the only rail carriers directly serving their customers. Although most of the Company's domestic railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 1997, the Company's 10 largest domestic customers accounted for approximately 42% of domestic transportation revenue. There is no single customer which represented more than 10% of the Company's domestic transportation revenue.

         Certain customers have recently made or announced capital expansion plans at facilities served by the Company's railroads, including Triangle Pacific Corp. on the SCTR, Strata Corp. and Polaris Industries on the MNR and Birdsong Peanut on the WTLR. The Company believes it is well positioned to realize an increase in freight revenues from these plant expansions, although there can be no assurance that these expansions or the Company's marketing efforts will result in increased freight revenues.

COMMODITIES

         The Company provides it customers with local rail freight services accessing the nationwide rail systems both domestically and internationally. The Company hauls products for its customers based upon market demands in its local operating areas. The following table sets forth by number and percentage the total carloads of each of the principal commodities hauled by the Company's railroads during the years ended December 31, 1997, 1996 and 1995.

                       CARLOADS CARRIED BY COMMODITY GROUP
                         YEAR ENDED             YEAR ENDED                YEAR ENDED
                     DECEMBER 31, 1995       DECEMBER 31, 1996         DECEMBER 31, 1997
                   ---------------------   ---------------------    ----------------------
COMMODITY          CARLOADS   % OF TOTAL   CARLOADS   % OF TOTAL    CARLOADS    % OF TOTAL
--------------     -------    ----------   --------   ----------    --------    ----------
Iron Ore                 0           0%           0           0%      19,493          28%
Agriculture          8,985          49%       9,624          37%      13,297          19%
Wood Products        3,243          18%       5,021          19%       9,797          14%
Food Products        2,093          11%       1,762           7%       5,425           8%
Ballast/Stone          159           1%         437           2%       3,957           6%
Fertilizer           1,339           7%       2,511          10%       3,900           6%
Coal                     0           0%         832           3%       3,877           6%
Copper                   0           0%           0           0%       2,785           4%
Steel                1,072           6%       1,584           6%       1,732           3%
Sodium Sulfate           0           0%       1,237           5%       1,290           2%
Auto Parts             794           4%         904           3%         755           1%
Plastics               342           2%         551           2%         574           1%
Other                  478           3%       1,408           5%       2,258           3%
                   -------      ------      -------      ------      -------      ------
        TOTAL       18,505         100%      25,871         100%      69,140         100%
                   =======      ======      =======      ======      =======      ======



EMPLOYEES

         As of December 31, 1997, the Company had approximately 97 full-time rail employees in North America. None of the Company's employees are subject to a collective bargaining agreement. Temporary lay-offs of personnel and hiring of part-time or short-term employees are sometimes required to adjust to the Company's somewhat seasonal operations.

SAFETY

         An important component of the Company's operating strategy is conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by the Company's railroads. The Company's safety program, led by the Director of Rules, Safety and Training, involves all of the Company's employees and is administered on a daily basis by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, proper radio procedures and all other areas subject to governmental rules and regulations. Each employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation.

         The Company believes that each of its railroads complies fully with federal, state and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. The Company also participates in governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line Railroad Association Safety Committee.

COMPETITION

         In acquiring rail properties, the Company competes with other short line and regional railroad operators, some of which are larger and have greater resources than the Company. Competition for rail properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as a successful acquirer and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to take advantage of future acquisition opportunities.

         The Company's railroads are typically the only rail carriers directly serving their customers; however, the Company's railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among the Company's railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination package. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

ACQUISITION OF FERRONOR

         In February 1997, the Company, through a newly formed, wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"), a Chilean transportation and distribution company.

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

         Ferronor currently operates approximately 30 locomotives and 700 rail cars. Ferronor employed approximately 350 employees as of the date of acquisition. As contemplated by management, significant reductions in the work force have been effectuated and the current workforce is approximately 170 employees.

ACQUISITION OF ST. CROIX VALLEY RAILROAD

         In September 1997, the Company acquired from Burlington Northern Santa Fe Railway Company ("BNSF") a rail line in and around Hinckley, Minnesota through its newly-formed subsidiary St. Croix Valley Railroad Company. The 60 mile rail line (including 16 miles of trackage rights) interchanges with BNSF at Hinckley, Minnesota. Rail traffic handled on this line consists of grain, wheat and flour, as well as intermodal traffic.

ACQUISITION OF MINORITY INTEREST IN AUSTRALIAN PASSENGER RAIL SERVICE

         In October 1997, the Company was a member of the Great Southern Railway Passenger Ltd. Consortium, which was awarded the passenger concession of Australian National. The Company owns an approximately 11% interest in the Consortium.

         The luxury rail passenger service operates three premier interstate lines -- the INDIAN PACIFIC, which runs a 2,700 mile transcontinental service from Sydney to Perth, THE GHAN, which runs 1,000 miles between Adelaide and Alice Springs, and THE OVERLAND, which runs overnight service between Melbourne and Adelaide.

RAILROAD PROPERTIES

         The following table sets forth certain information with respect to the railroad properties that the Company owned as of December 31, 1997:

                                Date of         Track                                      Principal
           Railroad             Acquisition     Miles      Structure     Location          Commodities
           --------             -----------     -----      ---------     --------          -----------
Huron and Eastern               March 1986         83      Owned         Michigan          Agricultural products, sugar
Railway (Huron Division)                                                                   products, fertilizer, scrap
                                                                                           steel, auto parts, aggregates

Huron and Eastern               May 1988           55      Owned         Michigan          Agricultural products, sugar
Railway (Saginaw                                   45      Leased                          products, fertilizer, scrap
Division)                                                                                  steel, auto parts, aggregates

Saginaw Valley Railway          Jan. 1991          10      Owned         Michigan          Agricultural products

South Central Tennessee         Feb. 1994          49      Leased        Tennessee         Wood products, frozen
Railroad                                            3      Trackage                        potatoes, newsprint
                                                           rights

Delaware Valley Railway         July 1994          45      Easement      Pennsylvania      Agricultural products, iron
                                                   10      Lease         Delaware          and steel products

Dakota Rail                     Sept. 1995         44      Contract      Minnesota         Plastics, lumber, scrap steel,
                                                           for Deed                        chemicals

West Texas & Lubbock            Nov. 1995          104     Owned         Texas             Fertilizer, sodium sulfate,
Railroad                                             4     Trackage                        chemical, cotton and cotton
                                                           rights                          products

Cascade and Columbia            Sept. 1996         131     Owned         Washington        Wood products, limestone,
River Railroad                                       6     Trackage                        paper products
                                                           rights

Otter Tail Valley Railroad      Oct. 1996          72      Owned         Minnesota         Coal, agricultural products,
                                                                                           fertilizer

Minnesota Northern              Dec. 1996          174     Owned         Minnesota         Agricultural products, sugar
Railroad                                            47     Trackage                        products, fertilizer, coal,
                                                           rights                          aggregates

Ferronor                        Feb. 1997         1,400    Majority      Chile             Iron ore, copper, limestone
                                                           owned

St. Croix Valley Railroad       Aug. 1997          44      Owned         Minnesota         Agricultural products,
                                                   16      Trackage                        fertilizer, plastics
                                                           rights

Great Southern Railway          Oct. 1997                  Minority      Southern          Passenger
                                                           Interest      Australia


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

         Kalyn's product mix has shifted towards sales of heavy equipment and specialty trailers. Previously located in Stockton, California, Siebert manufactured a highly specialized detachable goose neck trailer constructed of high yield steel. The Siebert products include up to 300-ton capacity units. The trailer types in the heavy equipment category include specialized trailers (such as car haulers, truck haulers, and jeep haulers), fixed neck low bed, detachable low bed, flats and platforms, drops and double drops, folding neck low-bed, and used trailers.

PRODUCTS

         The majority of Kalyn's sales are based on existing Kalyn trailer designs which are modified with standard options. However, approximately 20% of trailers sold must be customized to satisfy customers' specifications. Kalyn's "Pro Engineer" 3-D based solid modeler drafting system and computer aided drafting system "CAD" allows its engineers to readily modify trailer component design and generate new designs, based on customer needs.

         Kalyn manufactures an extensive variety of light, medium and heavy duty truck trailers. The Company's products include the following:

    - FLATBED TRAILERS. Flatbed trailers, also known as platform trailers, are generally used to carry loads such as steel and building materials. The Company produces a wide variety of flatbed trailers, including straight frames, drop frames and multi-axle units for specialized loads. Kalyn's leading product in this category is the KDP-80, a 48 foot drop deck flatbed trailer which is purchased primarily by commercial customers. This trailer has a 10 foot spread on the tandem axle which allows more weight per axle than narrower tandems.

    - LOWBED TRAILERS. Lowbed trailers, also known as lowboy trailers or California legals, generally haul heavy equipment such as electrical transformers or grain silos. Lowbed trailers are equipped with up to 18 axles and have the capacity to haul up to 300 ton loads. Heavy equipment lowbeds are used by heavy haulers, specialized carriers and riggers, larger construction and engineering firms and highly-specialized members of the aerospace and automotive industries. The products constituting this category include the following trailers: fixed neck lowbed, folding neck lowbed, detachable lowbed, and the mechanical removable gooseneck, which is Kalyn's leading trailer by sales in this product line.

    - OTHER PRODUCTS. Kalyn manufactures a sliding-axle trailer which can be used to transport heavy equipment such as forklifts and similar equipment. Kalyn also manufactures a specialty van trailer for the United States Tank Automotive Command ("TACOM") which has special dolly-style suspensions and removable landing gear so that it can be shipped on military transport cargo planes. These specialty van trailers can be used for tactical combat purposes or as storage containers. Other specialty products include tilt trailers, special event trailers, protected vans and oil field trailers.

    - PARTS AND ACCESSORIES. Replacement parts and accessories are primarily sold to dealers.

         From time to time, Kalyn is also involved in the limited sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers. The Company sells most of its used trailers through its authorized dealers.

         Kalyn generally provides customers with a limited one year warranty against defects in material and workmanship with respect to its products. Kalyn's warranty costs have historically been less than one percent of net sales per year.

MANUFACTURING AND ENGINEERING

         Kalyn considers the engineering expertise, combined with the manufacturing experience of its work force to be key competitive advantages. Kalyn utilizes this experience in its marketing by including manufacturing personnel in initial meetings with potential Kalyn customers to assist in defining and meeting the customer's objectives. This team approach often results in new and unique ways to satisfy customer needs and facilitates effective communication throughout the organization.

         Each of Kalyn's trailers is manufactured from highly customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. Kalyn's "Pro-Engineer" 3-D solid modeler drafting system and CAD allows its engineers to readily modify trailer component designs and generate new designs based on customer needs.

         Kalyn builds all the structural parts of its trailers using steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining. Kalyn exercises strict quality control by screening suppliers and conducting inspections throughout the production process.

         As a consequence of significant increases in sales order volume, during 1995 Kalyn expanded its manufacturing facility to partially address this increased demand by building additional manufacturing space upon land that Kalyn owns. The expansion also accommodated increased production resulting from the 1995 TACOM contract. During 1996, Kalyn also built a new paint booth building to accommodate the additional volume of trailer orders. Kalyn's plant is currently operating one shift, although Kalyn believes manufacturing capacity can be increased by adding a partial second shift.

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

         Kalyn's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5 acre site, which were constructed between 1969 and 1997. Kalyn's manufacturing properties serve as collateral for the Company's financing with National Bank of Canada. The Company expects that this site will be able to meet its manufacturing goals for the foreseeable future.

MARKETING AND DISTRIBUTION

         Kalyn's marketing strategy is focused on offering a broad range of high-quality, customized trailers manufactured to the design specifications of its customers. These products are marketed and distributed through a network of approximately 170 independent dealers throughout North America and through a direct sales force. Traditionally, Kalyn's dealers have not inventoried trailers due to their highly customized nature. During 1995, however, certain dealers began maintaining inventories of Kalyn trailers.

         Historically, up to 50% of all of Kalyn's commercial sales are made to dealers, with the balance representing direct retail sales by its sales force. Kalyn's sales staff consists of a vice president, five sales managers, and an advertising manager. The sales staff is supported by registered mechanical design engineers and draftsmen. Sales leads are generated through literature mailings, trade show exhibitions, dealers, repeat customers, and word-of-mouth. In addition, Kalyn places advertisements in trade publications such as MY LITTLE SALESMAN, AMERICAN TRUCKER, LIFTING & TRANSPORTATION INTERNATIONAL, TRUCK MARKET NEWS, MACHINERY TRADER, AMERICAN TOWMAN, TRUCK NEWS (CANADA), TRUCK & TRAILER (CANADA) AND CONSTRUCTION PUBLIC WORKS (LATIN AMERICA). In recent years, Kalyn has begun shifting resources from advertising to trade shows, which management believes is a more cost effective method of maintaining Kalyn's name and reputation and developing sales leads. Kalyn currently participates in approximately five trade shows per year.

         In certain circumstances, Kalyn will enter into agreements with its dealers to stimulate and facilitate the sale and financing of its new and used trailers. During the first quarter of 1995, Kalyn entered into a Wholesale and Retail Financing Agreement with Associates Commercial Corporation and Associates Commercial Corporation of Canada, Ltd. to stimulate and facilitate the sale and financing of its new and used trailers. In addition, in December of 1996, the Company entered into an agreement with NewCourt Financial Ltd. in order to provide wholesale and retail financing for its dealers located in Canada. Each of these agreements provides floor plan financing for eligible dealers and lease and/or purchase financing for end market purchasers.

CUSTOMERS

         Kalyn serves a diversified customer base operating in the construction, trucking, agricultural, railroad, utility and oil industries. Since 1990, commercial sales have accounted for approximately two-thirds of Kalyn's revenues with military or governmental agency sales representing the balance. As a result of extensive prototype testing by TACOM and the federal government budgetary impasse during early 1996, sales to governmental accounts represented a disproportionately low percentage of Kalyn's revenue for 1996.

         The majority of sales in the government segment are to the General Services Administration ("GSA"), the purchasing arm of most non-military agencies, and to TACOM, which consolidate purchases for various branches of the military. Kalyn has been awarded "Blue Ribbon Contractor" status with TACOM. As a result of this status, Kalyn receives a 10% preference on bids for certain contracts. Sales to governmental agencies represented 37%, 20% and 29% of the Company's manufacturing revenue for the years ended December 31, 1997, 1996 and 1995. A substantial decrease in orders by the GSA and/or TACOM could have a material adverse effect on Kalyn's business and results of operations.

         In October 1997, Kalyn received an order from the United States Marine Corp., valued at approximately $12 million, on an existing contract. The contract calls for Kalyn to produce 256 of the M870A2 semi-trailers, a mechanical folding goose neck trailer, to be used by the Marine Corps for the transportation of heavy equipment

         BACKLOG. As of December 31, 1997, the Company's backlog of orders was approximately $19.7 million, compared to $8.6 million as of December 31, 1996. Kalyn includes in its backlog only those orders for trailers for which a confirmed customer order has been received. Kalyn manufactures trailers mostly to customer or dealer orders and does not typically maintain an inventory of "stock" trailers in anticipation of future orders.

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

EMPLOYEES

         As of December 31, 1997, Kalyn had 168 full-time employees in the trailer manufacturing operation and approximately 20 part-time employees. None of the Company's employees are subject to a collective bargaining agreement.

ACQUISITION OF CANADIAN TRAILER MANUFACTURER

         In January 1998, Kalyn acquired all of the outstanding stock of Canadian trailer manufacturer Fabrex, Inc. and its affiliate Services Remorques Plus, Inc. (collectively "Fabrex"). Fabrex is a manufacturer of lightweight aluminum specialty bulk-handling truck trailers used in the solid waste, agricultural and construction industries. Fabrex, which was founded in 1985, employs 50 people in its 45,000 square foot manufacturing facility located in Trois Rivieres, Quebec.

MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATIONS)

         On February 10, 1995, the Company acquired substantially all of the assets of Steel City, a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Steel City operates a fleet of approximately 120 tractors and trailers, and currently serves more than 50 customers in the steel, paper and lumber industries by transporting a broad variety of products within Canada and between Canada and the United States, particularly Michigan, Ohio, Indiana, New York, and Wisconsin. Steel City Carriers currently has 52 full-time employees, as well as 25 independent contract drivers who own and operate their own vehicles.

         Since the Company's acquisition of Steel City, its financial performance and development have not measured up to the Company's expectations for the business. Thus, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management is committed to selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries during 1998. If such transaction is not consummated during the second quarter of 1998 the results of operations will be reflected in continuing operations beginning in that quarter and until a sale is completed.

REGULATION

         OVERVIEW. In addition to environmental safety and other regulations applicable to all businesses, the Company's railroad subsidiaries are subject to regulations of numerous government agencies, including (i) regulation by the Surface Transportation Board ("STB") and the Federal Railroad Administration ("FRA"); (ii) certain labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (iii) regulation by agencies in the states in which the Company does business. Additionally, the Company is subject to STB regulation in its acquisition of new railroad properties. As a result of the Staggers Rail Act amendments to the Interstate Commerce Act in 1980 and enactment of the ICC Termination Act of 1995, there has been a significant relaxation in regulation governing rail carriers, which management believes has greatly simplified the purchase and sale of shortline railroad properties and expedited the closing of such transactions. The Company believes its operations are in material compliance with all such regulations.

         STB. The STB has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one carrier (including railroads and interstate motor and water carriers) by another carrier (or an entity controlling another carrier), the use by one railroad of another railroad's tracks ("trackage rights"), the rates charged by railroads for their transportation services, and the service of rail carriers. Legislation enacted in 1995 replaced the Interstate Commerce Commission ("ICC") with the STB and abolished labor protective conditions applicable to numerous types of rail transactions. Today, most transactions involving shortline railroads are no longer subject to protective conditions imposed by labor agencies. Certain types of transactions involving mid-size "regional railroads" (annual revenues between $20 million and $250 million) are still subject to limited labor protective conditions for adversely affected employees (in absence of any other arrangements negotiated between management and labor, affected employees receive one year's severance pay upon consummation of acquisition transactions).

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

         As a result of the 1980 Staggers Rail Act, railroads have received considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. Under the Staggers Rail Act, all containerized and truck trailer traffic handled by railroads was deregulated. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act amendments have allowed railroads considerable freedom to raise or lower rates without objection from captive shippers. While the ICC termination retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

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

         STATES. Under the ICC Termination Act states lost their jurisdiction over economic regulation of intrastate transportation. All states retain some jurisdiction over safety related matters.

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

EMPLOYEES; LABOR CONSIDERATIONS

         As of December 31, 1997, the Company had approximately 340 full-time employees in North America and approximately 25 independent contract drivers. None of the Company's employees are members of a union. The Company's railroad operations are somewhat seasonal. Most agricultural shipments occur from September through May, and much of the Company's track maintenance is performed in the summer months. Temporary layoffs of personnel, hiring of part-time or short-term employees, or use of independent contractors are sometimes required to adjust to the seasonal nature of track maintenance work and other business requirements. As of December 31, 1997 the Company had 97 full-time railroad employees, 168 full-time employees at Kalyn, 52 full-time employees in the motor carrier operations and 23 corporate and/or support employees.

         Ferronor operated with approximately 350 employees as of the date that the Company acquired majority ownership. As contemplated by management, significant reductions in the work force have been effectuated and the current workforce is approximately 170 employees.

ITEM 2. DESCRIPTION OF PROPERTY

MICHIGAN PROPERTIES

         The majority of the Company's 185 miles of Michigan rail line consists of 90 pound or heavier welded and jointed rail. The Company's track standards allow for maximum operating speeds ranging from 10 m.p.h. to 25 m.p.h. The Company owns approximately 1,260 acres of operating and non-operating real estate in Michigan. The Company's Michigan rail properties serve as collateral for the Company's $40 million Revolving Loan Agreement with the National Bank of Canada and Comerica (the "Revolver") (See Note 8 to Notes to Consolidated Financial Statements).

         The Company built its Midwest regional headquarters office in Vassar, Michigan during 1997. This office building is 6,800 square feet and houses management, dispatching, engineering, real property management, accounting and marketing personnel. The Company also maintains an operations center in a building it owns in Bad Axe, Michigan, which includes equipment repair and track maintenance The Company owns a locomotive shop which was constructed in 1987, a maintenance-of-way equipment repair building completed in 1989 and a warehouse facility now used as a maintenance headquarters.

TENNESSEE PROPERTIES

         SCTR leases approximately 49 miles of rail line and approximately 450 acres of related real estate from the South Central Tennessee Railroad Authority. The lease was extended in February 1997 until 2004 and provides for base lease payments of $1,300 per month. The Company has the option to purchase the rail line and real estate for one dollar throughout the term of the lease.

         SCTR owns a locomotive shop and general office facility in Centerville Tennessee which houses all of its operating personnel. SCTR also owns related maintenance and office equipment. The Company's rights to the lease of the SCTR property, as well as all the common stock of SCTR owned by the Company and SCTR's other equipment, serve as collateral under the Company's financing arrangements with General Electric Capital Corporation obtained in connection with the Company's acquisition of SCTR (See Note 8 to Notes to Consolidated Financial Statements).

DELAWARE AND PENNSYLVANIA PROPERTIES

         DVRC operates approximately 55 miles of rail line, of which 45 miles are located in southeastern Pennsylvania, and 10 miles of contiguous line extend into the State of Delaware, where the Company interchanges with CSX Transportation at Elsmere, Delaware. The Pennsylvania rail line was operated pursuant to an agreement between DVRC and the Commonwealth of Pennsylvania. The rail line in Delaware was operated by DVRC pursuant to a 10-year lease with the Wilmington & Northern Railroad Company. DVRC terminated that lease on June 30, 1996 and has since been operating over that rail segment on a month-to-month basis. DVRC has received grants from the Commonwealth of Pennsylvania for track maintenance and improvements from 1994 through 1997 which require local matching. In 1996, DVRC entered into a purchase agreement to purchase a segment of the rail line owned by the Commonwealth of Pennsylvania subject to a satisfactory appraised value.

MINNESOTA PROPERTIES

         Dakota Rail operates approximately 44 miles of rail line between Hutchinson and Wayzata, Minnesota. The rail line is being purchased pursuant to a contract for deed from the State of Minnesota. Dakota Rail also owns certain non-operating real estate parcels. Total land both operating and non-operating owned by Dakota Rail equals approximately 580 acres. In addition to the rail line and land, Dakota Rail also owns six buildings, consisting of two depots, two diesel houses and two other buildings.

         MNR currently operates over 221 miles of rail line of which it owns approximately 174 miles and has trackage rights over 47 miles. The rail line includes five branch lines, divided into seven segments in northern Minnesota. MNR also owns approximately 2,600 acres of operating and non-operating land. MNR sold approximately 30 miles of rail line in December 1996. MNR's rail properties serve as collateral for the Revolver (See Note 8 to Notes to Consolidated Financial Statements).

         OTVR owns 72 miles of rail line, in Western Minnesota from Fergus Falls, MN to an interchange with Burlington Northern Santa Fe near Fargo, North Dakota. The total land owned by OTVR is approximately 1,080 acres. In addition to the rail line and land, OTVR owns a depot building in Fergus Falls. OTVR's railroad properties serve as collateral for the Company's Revolver (See Note 8 to Notes to Consolidated Financial Statements).

         SCXY operates over 60 miles of rail line of which it owns 44 miles and has trackage rights over 16 miles. The rail line includes two branch lines in and around Hinckley, Minnesota.

TEXAS RAILROAD PROPERTIES

         WTLR owns approximately 104 miles of rail line, extending from the City of Lubbock to both Seagraves and Whiteface. WTLR sold approximately 9 miles of rail line during 1996. The total land owned by WTLR is approximately 1,500 acres. In addition to the rail line and land, WTLR owns five buildings. These buildings consist of an office building in Lubbock used as the railroad general offices, a one story storefront office building in Brownfield, Texas, as well as a maintenance building and a storage shed in Brownfield and a polebarn in Lubbock. The Company's Texas railroad properties serve as collateral for the Revolver (See Note 8 to Notes to Consolidated Financial Statements).

WASHINGTON RAILROAD PROPERTIES

         CCRR owns 131 miles of rail line, between Oroville and Wenatchee, Washington. CCRR also has trackage rights over 6 miles of rail line near Wenatchee. Total land owned by CCRR is approximately 1,600 acres. In addition to the rail line and land, CCRR owns two buildings. These buildings consist of an office building and a storage building in Omak, Washington. The Company's Washington railroad properties serve as collateral for the Revolver (See Note 8 to Notes to Consolidated Financial Statements).

CHILEAN PROPERTY

         In February 1997, the Company, through a newly formed, wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by APCO, a family-owned Chilean transportation and distribution company.

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

TEXAS MANUFACTURING PROPERTIES

         Kalyn's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5-acre site, which were constructed over the period from 1969 to 1997. The Company's Texas manufacturing properties serve as collateral for the Revolver (See Note 8 to Notes to Consolidated Financial Statements).

ONTARIO PROPERTIES

         Steel City Carriers operates from a terminal it owns in Sault Ste. Marie, Ontario, Canada, which includes an office building housing administrative and dispatch offices, fabricating and service and a shop building. The service facility has three bays which provide adequate space for repairs and maintenance of Steel City Carriers' tractors and trailers as well as some owner-operators' tractors. A 5-1/2 acre lot provides adequate space for the normal loading, unloading, movement and parking of tractors and trailers as well as for temporarily storing and transferring some shipments. The Company's Ontario properties serve as collateral for the Revolver (See Note 8 to Notes to Consolidated Financial Statements).

ROLLING STOCK

         As of December 31, 1997, the Company's domestic railroad rolling stock consisted of 33 locomotives and 535 freight cars, some of which were owned and some of which are leased from third parties. Most of the Company's rail cars are subject to fixed monthly lease payments which are offset, in part, by fees charged by the Company to connecting railroads and shippers. The Company owns 140 tank cars that it has leased to various shippers. The tank cars serve as collateral for term financing agreements. All of the Company's locomotives are owned by the Company and serve as collateral under various financing agreements (See Note 8 to Notes to Consolidated Financial Statements). The Company also owns various other equipment used in the maintenance and operation of its railroads. The following tables summarize the composition of the Company's domestic railroad equipment fleet as of December 31, 1997:

                                                   FREIGHT CARS
                                                   ------------
         TYPE                            OWNED        LEASED       TOTAL
         ----                            -----        ------       -----
         Covered hopper cars               --            223        223
         Tank cars                        140             --        140
         Box cars                          --             24         24
         Wood chip cars                    --             78         78
         Center-beam flat cars             --             60         60
         Flat cars                         10             --         10
                                         ----          -----       ----
                                          150            385        535
                                         ====          =====       ====

         HORSEPOWER/UNIT                           LOCOMOTIVES
         ---------------                           -----------

         over 2000                                       2
         1500 to 2000                                   26
         Under 1500                                      5
                                                      ----
                                                        33
                                                      ====

         As of December 31, 1997 Ferronor operated approximately 30 locomotives and 700 rail cars in Chile.

         Based on current and forecasted traffic levels on the Company's railroads, management believes that its present equipment, combined with the availability of other rail cars for hire, is adequate to support its operations. Management believes that the Company's insurance coverage with respect to its property and equipment is adequate.

ADMINISTRATIVE OFFICES

         The Company maintains its principal executive office in Boca Raton, Florida. This office consists of approximately 6,600 square feet and is leased through January 2001. The lease calls for monthly rental payments of approximately $11,000 with annual increases. The Company signed an amendment to the lease in the fourth quarter of 1997 which calls for the rental of approximately 650 additional square feet at such facility. The increased space was available for occupancy in January 1998. In addition, the Company subleases a corporate office in San Francisco, California, consisting of approximately 1,000 square feet and leased through June 2001, with lease payments of approximately $550 per month.

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims some of which are currently pending. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. Other than ordinary routine litigation incidental to the Company's business, no other litigation exists.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective March 6, 1997 the Company's common stock began trading on the Nasdaq National Market under the symbol "Rail". Prior to March 6, 1997, the Company's common stock traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Set forth below is high and low bid information for the common stock as reported on the NASDAQ system for each quarter of 1996 and 1997. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.



                                             High Sales Price       Low Sales Price
                                             ----------------       ---------------

1996

First Quarter                                 $    4 1/16             $    3 1/8
                                              ------------            -----------
Second Quarter                                     4 3/16                  3 3/16
                                              ------------            -----------
Third Quarter                                      4 3/8                   3 3/8
                                              ------------            -----------
Fourth Quarter                                     5 3/4                   4 1/8
                                              ------------            -----------


1997                                         High Sales Price       Low Sales Price
                                             ----------------       ---------------

First Quarter                                 $    6 1/8              $    4 5/8
                                              ------------            -----------
Second Quarter                                     5                       4 1/4
                                              ------------            -----------
Third Quarter                                      6 5/16                  4 1/8
                                              ------------            -----------
Fourth Quarter                                     7 3/8                   5 3/8
                                              ------------            -----------


1998                                         High Sales Price       Low Sales Price
                                             ----------------       ---------------

First Quarter (through March 27)              $    7 11/16            $    6 1/16
                                              ------------            -----------



     As of March 27, 1998, there were 314 holders of record of the common stock and approximately 3,000 beneficial stockholders. The Company has never declared or paid a dividend on its common stock. The ability of the Company to pay dividends in the future will depend on, among other things, restrictive covenants contained in loan or other agreements to which the Company may be subject.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below for the periods ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from the audited financial statements of the Company not included herein (In thousands, except operating data).

                                                          YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                       1993           1994          1995          1996          1997
                                     --------       --------      --------      --------      --------
INCOME STATEMENT
  Operating revenue                  $  3,507       $ 14,724      $ 25,078      $ 25,658      $ 47,437
  Operating income                        156          2,229         3,188         3,873         7,319
  Income (loss) from
    continuing operations                 (99)           920         1,126         1,080         2,634
  Basic earnings per
    common share from
    continuing operations            $  (0.04)      $   0.29      $   0.10      $   0.22      $   0.32
Diluted earnings per common
   share from continuing
   operations                        $  (0.04)      $   0.27      $   0.10      $   0.21      $   0.30
Weighted average
    common shares                       2,709          4,608         4,504         4,966         8,304
BALANCE SHEET DATA
 Total assets                        $ 11,659       $ 24,876      $ 40,064      $ 71,565      $100,835
 Long-term debt, including
     current maturities                 5,421         10,407        18,151        40,154        47,798
 Subordinated debt,
   including current maturities            --          2,062         5,569         3,690         3,478
 Redeemable convertible
    preferred stock                        --             --            --            --         1,017
  Stockholders' equity                  4,079          6,408         9,149        15,992        26,814
OPERATING DATA
  Freight Carloads                     10,375         15,614        18,505        25,871        69,140
  Track Mileage                           244            299           450           930         1,330
  Trailer units sold                      559            887           875           547           730
  Number of full time
     employees                             33            220           265           275           550


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company's principal operations include the operation of short line railroads and trailer manufacturing. The Company hauls various products, which historically have consisted primarily of agricultural commodities, for its customers corresponding to their local operating areas. The Company's trailer production facility, located in Texas, manufactures a broad range of specialty truck trailers which are marketed to a customer base from the commercial and government sectors.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth in its trailer manufacturing business. In accordance with the acquisition strategy, in February 1997, the Company purchased a majority interest in the stock of Ferronor, a railroad serving northern Chile with approximately 1,400 miles of rail line. Additionally, the Company acquired a 60 mile rail line in and around Hinckley, Minnesota. The Company began operation of this rail line on September 8, 1997, through its wholly-owned subsidiary SCXY. The number of miles of track operated by RailAmerica has grown from 299 miles at December 31, 1994 to approximately 950 miles in the United States and 2,350 miles worldwide as of December 31, 1997.

         The Company's operating revenues increased by $21.8 million, or 84.9% from $25.7 million for the year ended December 31, 1996 to $47.4 million for the year ended December 31, 1997. Operating expenses increased by $18.3 million, or 84% from $21.8 million for the year ended December 31, 1996 to $40.1 million for the year ended December 31, 1997. Other expenses, net increased by $1.6 million, or 78.3% from $2.1 million for the year ended December 31, 1996 to $3.7 million for the year ended December 31, 1997. Income from continuing operations increased by $1.6 million, or 143.8% from $1.1 million for the year ended December 31, 1996 to $2.6 million for the year ended December 3, 1997. Increases in revenue, operating expenses, other expenses and income were due primarily to the acquisitions of additional rail lines and related operations in 1996 and 1997 and the growth of the trailer manufacturing operations.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and corporate overhead and other.

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's railroad operations for the years ended December 31, 1997, 1996 and 1995. The results of operations include the operations of Dakota Rail from September 1, 1995, WTLR and Plainview Terminal Company ("PTC") from November 1, 1995, Evansville Terminal Company from July 1, 1996 to September 30, 1997, CCRR from September 6, 1996, OTVR from October 1, 1996, Gettysburg Railway and Gettysburg Scenic Rail Tours, Inc. ("GSRT") from November 18, 1996 to

October 31, 1997, MNR from December 28, 1996 and SCXY from September 8, 1997. As a result, the results of operations for the year ended December 31, 1997 are not comparable to the prior year periods in certain material respects. The discussion below does not reference "same store" results due to the recent nature of the above acquisitions, which represent a significant portion of the Company's railroad operations. The Company anticipates expanding the discussion in the future to encompass same store results once it has owned the above entities for an appropriate period of time.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless indicated (in thousands).


                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1997         1996         1995
                                                   ---------------------------------
Operating Revenue:
    Transportation revenue                         $14,737      $ 9,783      $ 6,768
    Other revenue                                    1,277        1,921          436
                                                   -------      -------      -------
Total operating revenue                             16,014       11,704        7,204
                                                   -------      -------      -------
Operating Expenses:
    Maintenance of way                               2,231        1,310          787
    Maintenance of equipment                           678          625          470
    Transportation                                   3,799        2,075        1,548
    Equipment rental                                   599          388          229
    Selling, general and administrative              2,457        1,381          801
    Depreciation and amortization                    1,337          961          798
                                                   -------      -------      -------
Total operating expenses                            11,101        6,740        4,633
                                                   -------      -------      -------
Operating income                                     4,913        4,964        2,571
    Interest and other expense                       2,842        1,308          457
                                                   -------      -------      -------
Income before income taxes                         $ 2,071      $ 3,656      $ 2,114
                                                   =======      =======      =======


COMPARISON OF RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


OPERATING REVENUES.

         Transportation revenues increased $5.0 million, or 50.6%, from $9.8 million for the year ended December 31, 1996 to $14.7 million for the year ended December 31, 1997. CCRR, which was acquired in September 1996, had transportation revenue of approximately $0.7 million for the four months ended December 31, 1996 and approximately $2.6 million for 1997, an increase of $1.9 million. MNR, which was acquired in December 1996, had transportation revenue of approximately $2.2 million for year ended December 31, 1997. OTVR, which was acquired in September 1996, had transportation revenue of approximately $0.6 million for the four month period ended December 31, 1996 compared to $1.8 million for the year ended December 31, 1997, an increase of $1.2 million. Gettysburg Railway, which was acquired in November 1996, had transportation revenue of approximately $0.4 million for the year ended December 31, 1997. These increases in transportation revenue were partially offset by a decrease of approximately $0.2 million in revenue from Huron and Eastern Railway Company ("HESR") resulting from decreased agricultural shipments in the early 1997 compared to early 1996. Additionally, transportation revenue from South Central Tennessee Railroad ("SCTR") decreased approximately $0.4 million due to a decrease in demurrage revenue charged to a shipper. The domestic transportation revenue per carload decreased from $378 to $308 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 46,207 for the year ended December 31, 1997, an increase of 20,336, or 78.6%, compared to 25,871 for the year ended December 31, 1996. The increase was primarily the result of the Company's acquisitions of MNR, which handled 10,477 carloads in 1997, CCRR, which handled 7,631 carloads in 1997, OTVR, which handled 5,776 carloads in 1996, and Gettysburg Railway, which handled 1,206 carloads in 1997. These increased car loadings were partially offset by a decrease of 541 carloads from HESR. Ferronor handled 22,933 carloads during the period from February 20 to December 31, 1997.

         Other revenues decreased by approximately $0.6 million, or 33.5%, from $1.9 million for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997. Other revenues for 1997 and 1996 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

OPERATING EXPENSES.

         Operating expenses increased by $4.4 million, or 65.7%, from $6.7 million for the year ended December 31, 1996 to $11.1 million for the year ended December 31, 1997. Operating expenses, as a percentage of transportation revenue, were 68.9% and 75.3% for 1996 and 1997, respectively. The change was primarily due to higher maintenance of way expenses caused by an unusually harsh winter in Minnesota and Michigan in the first quarter of 1997 and higher operating ratios for certain of the recent acquisitions as compared to the Company's existing railroads.

         Maintenance of way expenses increased approximately $0.9 million, or 70.3%, from $1.3 million for the year ended December 31, 1996 to $2.2 million for the year ended December 31, 1997 primarily due to certain acquisitions which occurred in 1996. MNR had maintenance of way expenses of approximately $0.5 million for the year ended December 31, 1997. CCRR had maintenance of way expenses of approximately $57,000 for the four months ended December 31, 1996 compared to maintenance of way expenses of approximately $0.2 million for 1997, an increase of $0.2 million. Gettysburg Railway had maintenance of way expenses of approximately $10,000 for the four months ended December 31, 1996 compared to $0.1 million for the year ended December 31, 1997. In addition to the above acquisitions, WTLR's and HESR's maintenance of way expenses increased approximately $74,000 and $0.1 million, respectively from 1996 to 1997 due to increased track work being performed as part of scheduled maintenance programs.

         Maintenance of equipment expenses increased by approximately $53,000, or 8.5%, from $0.63 million for the year ended December 31, 1996 to $0.68 million for the year ended December 31, 1997 primarily due to certain acquisitions which occurred in the second half of 1996.

         Transportation expense increased approximately $1.7 million, or 83.1%, from $2.1 million for the year ended December 31, 1996 to $3.8 million for the year ended December 31, 1997 primarily due to certain acquisitions in the second half of 1996. MNR had transportation expenses of approximately $0.7 million in 1997. CCRR had transportation expenses of approximately $0.1 million for the four months ended December 31, 1996 compared to $0.5 million for the year ended December 31, 1997 an increase of $0.3 million. OTVR had transportation expenses of approximately $59,000 in the three months ended December 31, 1996 compared to $0.3 million for the year ended December 31, 1997 an increase of approximately $0.3 million. Gettysburg Railway and GSRT combined had transportation expenses of $0.3 million for the year ended December 31, 1997.

         Equipment rental increased approximately $0.2 million, or 54.5%, from approximately $0.4 million for the year ended December 31, 1996 to $0.6 million for the year ended December 31, 1997.

         Selling, general and administrative expenses increased approximately $1.1 million, or 77.9%, from $1.4 million for the year ended December 31, 1996 to $2.5 million for the year ended December 31, 1997 primarily due to certain acquisitions in the second half of 1996. MNR had selling, general and administrative expenses of approximately $0.3 million in 1997. CCRR had selling, general and administrative expenses of approximately $0.1 million for the four months ended December 31, 1996 compared to $0.4 million for the year ended December 31, 1997 an increase of $0.3 million. OTVR had transportation expenses of approximately $44,000 in the three months ended December 31, 1996 compared to $0.2 million for the year ended December 31, 1997 an increase of approximately $0.1 million. Gettysburg Railway had selling, general and administrative expenses of $0.1 million for the year ended December 31, 1997.

         Depreciation and amortization increased approximately $0.4 million, or 39.0%, from $1.0 million for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997 primarily due to certain acquisitions in the second half of 1996.

         Other Income (Expense). Interest and other expenses increased by approximately $1.5 million, or 115.4%, from $1.3 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR, OTVR and Gettysburg Railway. The increase in interest expense from the year ended December 31, 1996 to the year ended December 31, 1997 attributable to these four acquisitions was $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively.

FERRONOR.

         On February 19, 1997, the Company acquired a 55% equity interest in Ferronor, a 1,400 mile regional railroad in the Republic of Chile. The operations of Ferronor have been included in the consolidated operations of the Company effective February 20, 1997. Ferronor had operating revenue of $8.1 million, operating expenses (including depreciation) of $6.5 million and operating income of $1.6 million for the period from February 20, 1997 to December 31, 1997. Ferronor had other income of $0.6 million and interest expense of $0.3 million. The minority interest in income of Ferronor recognized by the Company was $0.9 million.

COMPARISON OF RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

OPERATING REVENUES.

         Transportation revenues increased by $3.0 million, or 44.6%, from $6.8 million for the year ended December 31, 1995 to $9.8 million primarily due to the acquisitions which occurred during 1996 and the second half of 1995. WTLR, which was acquired November 1, 1995, had revenue of approximately $255,000 for the two months ended December 31, 1995 and approximately $1.8 million for 1996, an increase of $1.5 million. Dakota Rail, which was acquired September 1, 1995, had revenue of approximately $230,000 for the four months ended December 31, 1995 and approximately $590,000 for 1996, an increase of $360,000. CCRR, which was acquired in September 1996, had revenue of approximately $750,000 in 1996. OTVR, which was acquired October 1, 1996, had revenue of approximately $560,000 in 1996. In addition to the foregoing acquisitions, SCTR's revenue increased by approximately $400,000 due to increased carloads and demurrage earned from certain shippers offset by a decrease in HESR's revenue of approximately $796,000 due to a decrease in carloads in the second half of 1996 compared to 1995. The transportation revenue per carload increased from $366 in 1995 to $378 in 1996 due primarily to increased rates and divisions of revenue with connecting carriers. Carloads handled by the Company's domestic railroads totaled 25,871 for the year ended December 31, 1996, an increase of 7,366, or 39.8%, compared to 18,505 for the year ended December 31, 1995. The increase was primarily the result of the Company's acquisitions of WTLR, whose carloads increased 3,630 from the two months ended December 31, 1995 to the year ended December 31, 1996, Dakota Rail, whose carloads increased 550 from the four months ended December 31, 1995 to the year ended December 31, 1996, CCRR, which handled 1,892 carloads in 1996, OTVR, which handled 1,730 carloads in

1996, and ETC, which handled 715 carloads in 1996. These increases were partially offset by a decrease in HESR's carloads of 1,408 resulting from a poor grain harvest in Michigan in late 1996 compared to 1995.

         Other revenues were $0.4 million for the year December 31, 1995 and $1.9 million for the year ended December 31, 1996. Other revenues for 1996 included gains on sales of certain operating assets, rental income and other miscellaneous income. The increase was primarily due to the gain of (i) approximately $582,000 from the sale of 22 miles of track and a rail car repair shop in Indiana, (ii) approximately $579,000 from the sale of 30 miles of track in Minnesota, and (iii) approximately $230,000 from the sale of 9 miles of track in Texas. Additionally, during 1996 the Company sold a permanent easement in Michigan for $106,000. Rental income increased as a result of assets acquired in 1995 and 1996. The Company intends to continue its plan to rationalize certain assets in its rail operations and expects future years to include sales of assets such as discussed above.

OPERATING EXPENSES.

         Operating expenses increased by $2.1 million, or 45.5% from $4.6 million for the year ended December 31, 1995 to $6.7 million for the year ended December 31, 1996. Operating expenses, as a percentage of transportation revenue, were 68.5% and 68.9% for 1995 and 1996, respectively. The change was primarily due to higher maintenance of way expenses and equipment rental costs as a percentage of total revenue for certain of the acquisitions.

         Maintenance of way expenses increased approximately $520,000, or 66.5%, for the year ended December 31, 1996 primarily due to certain acquisitions which occurred in 1996 and the second half of 1995. WTLR had maintenance of way expenses of approximately $53,000 for the two months ended December 31, 1995 compared to maintenance of way expenses of approximately $370,000 in 1996, an increase of $317,000. Dakota Rail had maintenance of way expenses of approximately $40,000 for the four months ended December 31, 1995 compared to maintenance of way expenses of approximately $150,000 in 1996, an increase of $110,000. CCRR had maintenance of way expenses of approximately $57,000 in 1996. OTVR had maintenance of way expenses of approximately $49,000 in 1996. ETC had maintenance of way expenses of approximately $47,000 in 1996.

         Maintenance of equipment expenses increased approximately $155,000, or 33.0%, primarily due to certain acquisitions which occurred in the second half of 1995. WTLR had maintenance of equipment expenses of approximately $18,000 for the two months ended December 31, 1995 compared to maintenance of equipment expenses of approximately $132,000 in 1996, an increase of $114,000.

         Transportation expense increased approximately $530,000, or 34.0%, primarily due to certain acquisitions which occurred in 1996 and the second half of 1995. WTLR had transportation expenses of approximately $71,000 for the two months ended December 31, 1995 compared to transportation expenses of approximately $322,000 in 1996, an increase of $251,000. CCRR had transportation expenses of approximately $144,000 in 1996. Dakota Rail had transportation expenses of approximately $34,000 for the four months ended December 31, 1995 compared to transportation expenses of approximately $91,000 in 1996, an increase of $57,000. OTVR had transportation expenses of approximately $59,000 in 1996. ETC had transportation expenses of approximately $42,000 in 1996. These increases in transportation expenses were partially offset by a decrease in transportation costs of approximately $28,000 at the Company's railroads in Pennsylvania related to decreased carloads from 1995 to 1996.

         Equipment rental increased approximately $160,000, or 69.2%, for the year primarily as a result of approximately $157,000 in costs associated with increased carloads from the acquisitions in 1996 and late 1995 and increased car hire expense at SCTR of approximately $82,000 partially offset by decreased costs at HESR of approximately $75,000 due to decreased car loads from 1995 to 1996.

         Selling, general and administrative expenses increased approximately $580,000, or 72.4%, compared to the year ended December 31, 1995. Such an increase was due primarily to additional costs of approximately $515,000 related to the acquisitions in 1996 and the second half of 1995.

         Other Income (Expense). Interest and other expenses increased by approximately $695,000, or 111.7%, from $605,000 for the year ended December 31, 1995 to $1.3 million for the year ended December 31, 1996. The increase is primarily due to the interest expense related to the acquisitions of CCRR (interest of $254,432), OTVR (interest of $77,756), and WTLR (interest of $326,332).

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. for the years ended December 31, 1997, 1996 and 1995. The following table sets forth the income and expense items of Kalyn for the years ended December 31, 1997, 1996 and 1995 and the percentage relationship of income and expense items to net sales (in thousands):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                            1997                   1996                      1995
                                   --------------------     --------------------     --------------------
Net sales                          $22,941          100%    $13,638          100%    $17,873        100%
Cost of goods sold                  16,544         72.1%     10,448         76.6%     13,399         75.0%
                                   -------                  -------                  -------
Gross profit                         6,397         27.9%      3,190         23.4%      4,474         25.0%
Selling, general and
   administrative                    1,969          8.6%      1,400         10.3%      1,384          7.7%
Depreciation and amortization          473          2.1%        433          3.2%        408          2.3%
                                   -------                  -------                  -------
Income from operations               3,955         17.2%      1,357         10.0%      2,682         15.0%
Other expenses (net)                   230          1.0%        348          2.6%        531          3.0%
                                   -------                  -------                  -------
Income before income taxes         $ 3,725         16.2%    $ 1,009          7.4%    $ 2,151         12.0%
                                   =======                  =======                  =======


COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. Net sales increased approximately $9.3 million, or 68.2%, from $13.6 million for the year ended December 31, 1996 to $22.9 million for the year ended December 31, 1997. Net sales consist of trailer sales, part sales and repair income. Trailer sales represent approximately 96% of the net sales in both 1997 and 1996. Kalyn sold 547 trailers for the year ended December 31, 1996 and 730 trailers for the year ended December 31, 1997. The increase in sales volume increased net sales by approximately $4.4 million. The average price per trailer sold was approximately $24,000 for the year ended December 31, 1996 and approximately $30,500 for the year ended December 31, 1997. The increase in average price per trailer increased net sales by approximately $4.8 million. Sales to governmental agencies represented 19% and 37% of Kalyn's net sales for 1996 and 1997, respectively. During the first half of 1996, Kalyn was in the process of building five prototype trailers in connection with the $27 million October 1995 TACOM contract. Full production under the contract began during the first quarter of 1997. The increase in sales for 1997 compared to 1996 was principally production under such contract. Kalyn produced 105 Tactical Vans under the TACOM contract during 1997. Kalyn's backlog as of December 31, 1997 was approximately $19.7 million compared to $8.6 million at December 31, 1996.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $6.1 million, or 58.2%, from $10.4 million for the year ended December 31, 1996 to $16.5 million for the year ended December 31, 1997. Cost of goods sold was 76.6% for the year ended December 31, 1996 compared to 72.1% for the year ended December 31, 1997. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margins than government sales. Management anticipates gross profit as a percentage of net revenue to remain fairly constant over the next twelve months.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.6 million, or 40.9%, from $1.4 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. The increase was primarily related to Kalyn's increased sales and income during the year as discussed above.

COMPARISON OF OPERATING RESULTS OF KALYN FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

         NET SALES. Net sales decreased by $4.2 million, or 23.7%, from $17.9 million for the year ended December 31, 1995 to $13.6 million for the year ended December 31, 1996. Trailer sales represent approximately 96% of the net sales in both 1996 and 1995. Kalyn sold 875 trailers for the year ended December 31, 1995 and 547 trailers for the year ended December 31, 1996. The average price per trailer sold was approximately $20,000 for the year ended December 31, 1995 and approximately $24,000 for the year ended December 31, 1996. Sales to governmental agencies represented 29% and 20% of Kalyn's net sales for 1995 and 1996, respectively. During the first half of 1996, Kalyn was in the process of building five prototype trailers in connection with the October 1995 TACOM contract. Full production under the contract began immediately after acceptance by TACOM of the prototypes. The decrease in sales for 1996 compared to 1995 was partially due to the above contract work as well as the federal government budget impasse during the fourth quarter of 1995 and early 1996, which resulted in a suspension of new trailer orders from the government.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $3.0 million, or 22.0%, from $13.4 million for the year ended December 31, 1995 to $10.4 million for the year ended December 31, 1996. Cost of goods sold represented 75.0% for the year ended December 31, 1995 compared to 76.6% for the year ended December 31, 1996. The increase was partially due to certain fixed costs of manufacturing being spread over a smaller revenue base in 1996. Additionally, commercial orders represented a higher percentage of sales in 1996 than in 1995. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margins than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs remained fairly constant during 1996 compared to 1995.

CORPORATE OVERHEAD, OTHER AND EARNINGS PER SHARE

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's business segments, has not been allocated to the business segments for this analysis. Corporate overhead services performed for the Company's subsidiaries include overall strategic planning, marketing, accounting, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $0.7 million, or 28.2%, from $2.5 million for the year ended December 31, 1996 to $3.2 million for the year ended December 31, 1997. Corporate overhead increased $0.5 million, or 24.1%, from $2.0 million for the year ended December 31, 1995 to $2.5 million for the year ended December 31, 1996. The increases in each of the specified periods were related to the additional costs incurred to manage the acquired subsidiaries and to establish a strong management team to handle the Company's anticipated growth.

         RAILAMERICA EQUIPMENT CORPORATION ("REC"). REC leases railroad tank cars, flat cars and locomotives to various railroads and shippers. Operating revenue increased $0.2 million from $0.3 million for the year ended December 31, 1996 to $0.5 million for the year ended December 31, 1997. Operating income increased slightly from $0.1 for the year ended December 31, 1996 to $0.2 million for the year ended December 31, 1997. The increase in both operating revenue and income were a result of tank car leases entered into in March 1996 and October 1997. Operating revenue increased $0.3 million from $0 for the year ended December 31, 1995 to $0.3 million for the year ended December 31, 1996. Operating income increased $0.1 million from $0 for the year ended December 31, 1995 to $0.1 for the year ended December 31, 1996.

         MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATION). The discussion of results of operations that follows reflects the results of Steel City and RailAmerica Intermodal Services from February 10, 1995 through December 31, 1997. Since the Company's acquisition of Steel City, its financial performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad and trailer manufacturing operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997.

         Loss from discontinued operations increased by $0.1 million from $0.6 million for the year ended December 31, 1996 to $0.7 million for the year ended December 31, 1997. Loss from discontinued operations increased by $0.3 million from $0.3 million for the year ended December 31, 1995 to $0.6 million for the year ended December 31, 1996.

         EARNINGS PER SHARE. Basic earnings per share was $0.04 in 1995 versus $0.10 in 1996. Earnings per share in 1995 reflects a reduction of $666,665 to net income available to common shareholders. Such reduction relates to a non-recurring deemed dividend associated with the redemption of the Company's redeemable convertible preferred stock. On October 1, 1995, the Company was notified by the shareholders of its redeemable convertible preferred stock of their intent to convert such stock. The Company redeemed the convertible preferred stock at 97.5% of the then market value of the underlying common stock for an aggregate redemption price of $1,666,665. The excess of the redemption price over the book value of the preferred stock was considered a non-recurring deemed dividend which reduced net income available to common shareholders by $666,665 or $0.14 per share.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $2.3 million for the year ended December 31, 1997.

         Cash used in investing activities was $16.8 million for the year ended December 31, 1997. The main uses of cash during 1996 was for the purchase of a 55% equity interest in Ferronor, which cost $7.4 million. In addition, property, plant and equipment increased $7.5 million during 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines. In addition, the Company built its Midwestern regional office in Vassar, Michigan in 1997 and was in the process of completing construction of engine houses in both Washington and Minnesota.

         Cash provided by financing activities was $14.3 million for 1997. The primary components consisted of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997, net proceeds of approximately $3.1 million from the conversion of substantially all of the Company's Class B Warrants and $0.7 million from exercise of stock options. In addition, the Company's net borrowings increased by $6.0 million.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for Ferronor, SCTR, Kalyn, Steel City, Dakota Rail, WTLR, CCRR, MNR, OTVR and Gettysburg Railway. Certain of this indebtedness was refinanced the Revolver. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company, Kalyn, HESR, SGVY, RIS, CCRR, Steel City Carriers, WTLR and OTVR.

         On May 3, 1997, the Revolver was increased from $25 million to $40 million by National Bank of Canada and Comerica Bank N.A. at which time the maturity date was extended to May 2000. Further, the Company accepted a commitment letter from National Bank of Canada as agent for Comerica Bank and Southtrust Bank, N.A. in March 1998 to increase the Revolver to $55 million. It increase is anticipated to close in April 1998.

         As of December 31, 1997, the Company had working capital of $5.2 million compared to working capital of $5.1 million as of December 31, 1996. Cash on hand as of December 31, 1997 was $3.7 million compared to $3.9 million as of December 31, 1996. The Company's cash flows from operations historically have been sufficient, and are currently sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.5 million and capital expenditures at Kalyn of approximately $0.3 million. In addition, the Company anticipates capital expenditures of approximately $23.6 million over the next three years related to Ferronor's new 20 year take-or-pay contract with CMH. The Company anticipates paying for this project expansion with debt financing. The Company also anticipates purchasing and equipping an additional facility in Quebec, Canada for its newly purchased specialty trailer manufacturer. The costs of this project are estimated at $2.5 million. The Company anticipates this project will be financed with debt. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Company's Revolver allows acquisition loan advances of up to $35 million for such acquisitions. As of March 1, 1998, the Company had approximately $3.5 million of availability under the Revolver. As noted above, it is anticipated that the increase in availability under the Revolver to $55 million will occur in April 1998, allowing additional availability for potential future acquisitions.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its freight rates and trailer prices.

YEAR 2000

         The Company has reviewed its critical information systems for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" that establishes standards for reporting and display of an alternative measurement and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for the reporting of information about operating segments in annual financial statements. Additionally, it requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement is effective for periods beginning after December 15, 1997 and the Company will adopt SFAS No. 131 for the fiscal year 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the development of additional transportation-related businesses; the increased usage of the Company's existing rail lines; the development of synergy among the consolidated group; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; orders under the TACOM agreements; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies and the development of additional transportation-related businesses; a decline in the market acceptability of trucking or railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company, the accompanying notes thereto and the independent auditor's report are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and nominees of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

  3.1 Amended and Restated Articles of Incorporation of Registrant, as amended(9)

  3.2    By-laws of Registrant(1)

  4.2    Class B Warrant(2)

  4.3    Unit Purchase Warrant(2)

  4.4    Series A Convertible Subordinated Debentures(7)

10.14    RailAmerica, Inc. 1992 Stock Option Plan(1)+

10.23 Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad Corporation, South Central Tennessee Railroad Company, Inc. and Charter Financial, Inc., dated as of December 31, 1993.(5)

10.32 Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994.(10)

10.33 Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc. dated February 6, 1995.(10)

10.35 Employment Agreement between Robert B. Coward and Kalyn Siebert, Incorporated.(6)

10.37 Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brian E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and Dakota Rail, Inc.(7)

10.38 Settlement Agreement, entered into March 15, 1995, by Eric D. Gerst and RailAmerica, Inc., RailAmerica Services Corporation and Huron & Eastern Railway Company, Inc.(7)

10.39 Loan Agreement, dated September 29, 1995, by and between RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron & Eastern Railway Company, Inc. and National Bank of Canada(9)

10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(8)

10.41    Employment Agreement between Gary O. Marino and RailAmerica, Inc.(9)+

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

10.44    RailAmerica, Inc. 1995 Stock Incentive Plan(16)+

10.45    RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(9)

10.46    RailAmerica, Inc. 1995 Employee Stock Purchase Plan(9)

10.47    RailAmerica, Inc. Corporate Senior Executive Bonus Plan(9)+

10.50 Stock Repurchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's

         Preferred Stock.(10)

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

10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust(15)+

10.60 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and Gary O. Marino(15)+

10.61 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and John H. Marino(15)+

10.62 Agreement for Purchase of Railroad Assets of Delaware Valley Railway Company, Inc.(16)

21       Subsidiaries of Registrant(17)

27       Financial Data Schedule (for S.E.C. use only)

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

(15) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.

(16) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Security and Exchange Commission on June 2, 1997.

(17) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended September 30, 1997, filed with the Securities and Exchange Commission on November 14, 1997.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RAILAMERICA, INC.

                                  By: /s/  Gary O. Marino
                                      ---------------------------------------
                                      Gary O. Marino, Chief Executive Officer
                                      (Principal Financial officer)

                                  By: /s/ Larry W. Bush
                                      ---------------------------------------
                                      Larry W. Bush, Controller
                                      (Principal Accounting Officer)
                                      Dated  March 31, 1998

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

         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----
/s/ Gary O. Marino                      Chairman, President, Chief Executive                     March 31, 1998
---------------------------             Officer and Director
Gary O. Marino



/s/ Donald D. Redfearn                  Executive Vice President, Secretary                      March 31, 1998
---------------------------             and Director
Donald D. Redfearn



/s/ John H. Marino                      Vice Chairman and Director                               March 31, 1998
---------------------------
John H. Marino



/s/ Douglas R. Nichols                  Director                                                 March 31, 1998
---------------------------
Douglas R. Nichols



/s/ Richard Rampell                     Director                                                  March 31, 1998
---------------------------
Richard Rampell



/s/ Charles Swinburn                    Director                                                  March 31, 1998
---------------------------
Charles Swinburn



/s/ John M. Sullivan                    Director                                                  March 31, 1998
---------------------------
John M. Sullivan



                       RAILAMERICA, INC. AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS

                                     -------



The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 7:

                                                                                                         PAGES
                                                                                                         -----
Report of Independent Accountants                                                                         F-2

Consolidated Balance Sheets - December 31, 1997 and 1996                                                  F-3

Consolidated Statements of Income - For the Years Ended
       December 31, 1997, 1996 and 1995                                                                   F-4

Consolidated Statement of Stockholders' Equity - For the Years
       Ended December 31, 1997, 1996 and 1995                                                             F-5

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 1997, 1996 and 1995                                                                   F-6

Notes to Consolidated Financial Statements                                                            F-7 - F-33


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
RailAmerica, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RailAmerica, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RailAmerica, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.




West Palm Beach, Florida
March 25, 1998

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996



                                                                                   1997                  1996
                                                                              -------------       -------------
                                     ASSETS
Current assets:
  Cash                                                                        $   3,745,534       $   3,879,972
  Accounts receivable                                                             8,388,291           4,558,948
  Notes receivable                                                                1,103,409              17,010
  Inventories                                                                     5,013,106           3,104,555
  Other current assets                                                              497,207             462,867
                                                                              -------------       -------------
        Total current assets                                                     18,747,547          12,023,352

Property, plant and equipment, net                                               74,900,836          54,148,966

Notes receivable, less current portions                                           1,339,169             263,567
Investment in Great Southern Railway Limited                                        596,665                  --
Loan receivable from Great Southern Railway Limited                               1,193,330                  --
Other assets                                                                      2,021,433           2,163,048
Excess of cost over net assets of companies acquired, net                         2,036,023           2,965,853
                                                                              -------------       -------------
        Total assets                                                          $ 100,835,003       $  71,564,786
                                                                              =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                        $   3,923,036       $   1,752,926
  Current maturities of subordinated debt                                           212,392             212,392
  Accounts payable                                                                6,084,119           3,162,953
  Accrued expenses and income taxes payable                                       3,327,497           1,811,739
                                                                              -------------       -------------
        Total current liabilities                                                13,547,044           6,940,010
                                                                              -------------       -------------
Long-term debt, less current maturities                                          43,875,163          38,401,119
Subordinated debt, less current maturities                                        3,265,490           3,477,882
Deferred income taxes                                                             7,067,237           6,753,668
Minority interest                                                                 6,266,243                  --
Commitments and Contingencies                                                            --                  --
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     9,129,564 issued and 8,858,375 outstanding at December 31, 1997;
     6,125,410 issued  and 5,888,410 outstanding at December 31, 1996                 9,130               6,125
  Additional paid-in capital                                                     23,350,732          11,773,036
  Common stock subscribed                                                                --           2,340,000
  Retained earnings                                                               4,883,973           2,944,774
  Cumulative translation adjustment                                                  15,373              67,441
  Less treasury stock (271,189 and 237,000 shares at cost, respectively)         (1,445,382)         (1,139,269)
                                                                              -------------       -------------
        Total stockholders' equity                                               26,813,826          15,992,107
                                                                              -------------       -------------
        Total liabilities and stockholders' equity                            $ 100,835,003       $  71,564,786
                                                                              =============       =============




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995

                                                         1997                1996                1995
                                                      ------------       ------------       ------------
Operating revenues:
  Transportation - railroad                           $ 22,023,717       $  9,783,041       $  6,767,530
  Manufacturing                                         22,941,068         13,637,978         17,872,777
  Other                                                  2,472,188          2,237,222            437,797
                                                      ------------       ------------       ------------
          Total operating revenue                       47,436,973         25,658,241         25,078,104
                                                      ------------       ------------       ------------
Operating expenses:
  Transportation - railroad                             12,502,153          4,397,884          3,034,068
  Cost of goods sold - manufacturing                    16,544,423         10,447,827         13,398,740
  Selling, general and administrative                    8,809,547          5,413,153          4,225,949
  Depreciation and amortization                          2,261,467          1,526,510          1,231,622
                                                      ------------       ------------       ------------
          Total operating expenses                      40,117,590         21,785,374         21,890,379
                                                      ------------       ------------       ------------
        Operating income                                 7,319,383          3,872,867          3,187,725

  Interest expense                                      (3,533,920)        (2,078,383)        (1,277,837)
  Other income (expense)                                   663,128             (8,642)           166,654
  Minority interest in income of subsidiary               (851,243)                --                 --
                                                      ------------       ------------       ------------
        Income from continuing operations before
            income taxes                                 3,597,348          1,785,842          2,076,542
 Provision for income taxes                                963,382            705,405            950,299
                                                      ------------       ------------       ------------
        Income from continuing operations                2,633,966          1,080,437          1,126,243
Discontinued operations
    Estimated loss on disposal of discontinued
      Motor Carrier segment (net of income tax
      benefit of $277,000)                                (452,402)                --                 --
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $149,000, 322,000 and $172,000,
     respectively)                                        (242,365)          (575,558)          (257,910)
                                                      ------------       ------------       ------------
             Net Income                               $  1,939,199       $    504,879       $    868,333
                                                      ============       ============       ============

Net income attributable to common stock               $  1,939,199       $    504,879       $    201,668
                                                      ============       ============       ============
Basic earnings per common share
    Continuing operations                             $       0.32       $       0.22       $       0.10
    Discontinued operations                                  (0.09)             (0.12)             (0.06)
                                                      ------------       ------------       ------------
        Net income                                    $       0.23       $       0.10       $       0.04
                                                      ============       ============       ============

Diluted earnings per common share
    Continuing operations                             $       0.30       $       0.21       $       0.10
    Discontinued operations                                  (0.08)             (0.11)             (0.06)
                                                      ------------       ------------       ------------
        Net income                                    $       0.22       $       0.10       $       0.04
                                                      ============       ============       ============

Weighted average common shares and common
    share equivalents outstanding:
    Basic                                                8,303,938          4,966,296          4,504,285
                                                      ============       ============       ============
    Diluted                                              9,396,483          5,113,508          4,750,219
                                                      ============       ============       ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995


                                                                      Stockholders' Equity
                                 ----------------------------------------------------------------------------------
                                  Number of                       Additional        Common
                                    Shares           Par           Paid-in          Stock           Retained
                                    Issued          Value          Capital        Subscribed        Earnings
                                 ------------    ------------    ------------    ------------     ------------
Balance, January 1, 1995            3,679,046    $      3,679    $  4,132,325    $         --     $  2,271,560

Net Income                                 --              --              --              --          868,333

Issuance of common stock            1,169,945           1,170       3,466,988              --               --

Purchase of treasury stock                 --              --              --              --               --

Preferred stock dividends                  --              --              --              --          (33,333)

Cumulative translation                     --              --              --              --               --

Redemption of preferred stock              --              --              --              --         (666,665)

                                 ------------    ------------    ------------    ------------     ------------
Balance, December 31, 1995          4,848,991           4,849       7,599,313              --        2,439,895

Net income                                 --              --              --              --          504,879

Issuance of common stock            1,263,919           1,264       4,128,735              --               --

Purchase of treasury stock                 --              --              --              --               --

Exercise of stock options              12,500              12          44,988              --               --

Subscription of common stock               --              --              --       2,340,000               --

Cumulative translation                     --              --              --              --               --
                                 ------------    ------------    ------------    ------------     ------------

Balance, December 31, 1996          6,125,410           6,125      11,773,036       2,340,000        2,944,774

Net income                                 --              --              --              --        1,939,199

Issuance of common stock            1,720,627           1,721       7,163,206      (2,340,000)              --

Treasury stock received for
  sales of subsidiaries                    --              --              --              --               --

Stock incentive plan issuance              --              --              --              --               --

Exercise of stock options             202,933             203         747,837              --               --

Exercise of warrants                1,080,594           1,081       3,666,653              --               --

Cumulative translation                     --              --              --              --               --
                                 ------------    ------------    ------------    ------------     ------------

Balance, December 31, 1997          9,129,564    $      9,130    $ 23,350,732    $         --     $  4,883,973
                                 ============    ============    ============    ============     ============





                                                Stockholders' Equity
                                 ----------------------------------------------
                                  Cumulative
                                  Translation       Treasury
                                  Adjustment         Shares           Total
                                 ------------     ------------     ------------
Balance, January 1, 1995         $         --     $         --     $  6,407,564

Net Income                                 --               --          868,333

Issuance of common stock                   --               --        3,468,158

Purchase of treasury stock                 --         (965,753)        (965,753)

Preferred stock dividends                  --               --          (33,333)

Cumulative translation                 70,355               --           70,355

Redemption of preferred stock              --               --         (666,665)

                                 ------------     ------------     ------------
Balance, December 31, 1995             70,355         (965,753)       9,148,659

Net income                                 --               --          504,879

Issuance of common stock                   --               --        4,129,999

Purchase of treasury stock                 --         (173,516)        (173,516)

Exercise of stock options                  --               --           45,000

Subscription of common stock               --               --        2,340,000

Cumulative translation                 (2,914)              --           (2,914)
                                 ------------     ------------     ------------

Balance, December 31, 1996             67,441       (1,139,269)      15,992,107

Net income                                 --               --        1,939,199

Issuance of common stock                   --               --        4,824,927

Treasury stock received for
  sales of subsidiaries                    --         (479,629)        (479,629)

Stock incentive plan issuance              --          173,516          173,516

Exercise of stock options                  --               --          748,040

Exercise of warrants                       --               --        3,667,734

Cumulative translation                (52,068)              --          (52,068)
                                 ------------     ------------     ------------

Balance, December 31, 1997       $     15,373     $ (1,445,382)    $ 26,813,826
                                 ============     ============     ============



                       RAILAMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995

                                                          1997              1996             1995
                                                       ------------     ------------     ------------
Cash flows from operating activities:
  Net income                                           $  1,939,199     $    504,879     $    868,333
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       3,053,728        2,047,684        1,840,298
      Minority interest in income of subsidiary             851,243               --               --
      Write-off of excess of cost over net assets           729,681               --               --
      Write-off of deferred acquisition costs                76,292          138,010           92,526
      Sale of properties                                   (608,380)         455,932          185,755
      Employee stock grants                                  15,188           48,554          109,571
      Deferred income taxes                                 382,122          263,668           61,533
      Forgiveness of debt                                        --          (20,576)              --
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                              (3,037,697)      (1,816,862)         668,086
        Inventories                                      (1,294,501)         291,825         (678,959)
        Other current assets                                124,247          (41,203)        (151,486)
        Accounts payable                                   (606,499)       1,031,238          459,616
        Income taxes payable                               (105,538)        (455,250)         444,788
        Accrued expenses                                    819,947         (128,307)         (68,859)
        Deposits and other                                  (47,264)        (113,853)         (76,064)
                                                       ------------     ------------     ------------
          Net cash provided by operating activities       2,291,768        2,205,739        3,755,138
                                                       ------------     ------------     ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment             (7,455,848)      (4,487,909)      (2,549,199)
  Acquisitions, net of cash acquired                     (7,389,903)        (103,908)      (2,797,677)
  Investment in Great Southern Railway                     (596,665)              --               --
  Loan receivable from Great Southern Railway            (1,193,330)              --               --
  Proceeds from sales of subsidiaries                       331,654               --               --
  Deferred acquisition costs and other                     (457,168)        (825,026)        (188,156)
                                                       ------------     ------------     ------------
          Net cash used in investing activities         (16,761,260)      (5,416,843)      (5,535,032)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               31,453,500       10,033,070       34,533,216
  Principal payments on debt and capital leases         (25,449,364)     (12,503,210)     (30,842,067)
  Sale of common stock                                    8,163,962        6,421,445        2,383,209
  Proceeds from exercise of stock options                   748,041           45,000               --
  Purchase of treasury stock                                     --         (173,516)        (965,753)
  Preferred stock dividends paid                                 --               --          (50,000)
  Decrease in restricted stock                                   --          175,000          290,000
  Deferred financing costs paid                            (286,724)         (98,741)        (106,704)
  Deferred loan costs paid                                 (294,361)        (296,838)        (443,355)
                                                       ------------     ------------     ------------
          Net cash provided by financing activities      14,335,054        3,602,210        4,798,546
                                                       ------------     ------------     ------------

Net (decrease) increase in cash                            (134,438)         391,106        3,018,652
Cash, beginning of period                                 3,879,972        3,488,866          470,214
                                                       ------------     ------------     ------------
Cash, end of period                                    $  3,745,534     $  3,879,972     $  3,488,866
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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements. During 1997, the Company sold all the outstanding stock of its subsidiaries Huron Distribution Services, Inc., Evansville Terminal Company and Gettysburg Scenic Rail Tours, Inc. During 1997, the Company formed wholly-owned subsidiaries St. Croix Valley Railroad Company, RailAmerica de Chile S.A. and RailAmerica Australia, Inc. During February 1997, the Company acquired a 55% interest in Empresa de Transporte Ferroviario S.A. ("Ferronor").

         The Company's principal operations include rail transportation and manufacturing. The Company hauls varied products for its customers corresponding to their local operating areas, primarily agricultural commodities in Michigan and Texas and iron ore and copper in Chile. The Company's production facility, in Texas, manufactures a broad range of specialty truck trailers which are marketed to a customer base from the private, commercial and government sectors.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Revenue Recognition

         Transportation

         The Company recognizes transportation revenue after services are provided. For the years ended December 31, 1997, 1996 and 1995, approximately 32%, 51% and 80%, respectively, of the Company's domestic railroad transportation revenue was derived from interchanging traffic with CSX and for the years ended December 31, 1997 and 1996, approximately 59% and 34%, respectively, from interchanging traffic with Burlington Northern Santa Fe.

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

         Governmental Trailer Sales

         The Company recognizes revenue from the sale of trailers to governmental agencies when title and risks of ownership are transferred, which is upon completion, inspection and acceptance of trailers by the governmental agency. At that time, the governmental agency has made a fixed written commitment to purchase in the form of a contract, the trailer has been completed and is available for pick-up or delivery, and the governmental agency has requested the Company to hold the trailer until the governmental agency determines the appropriate means of taking possession. The Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. The trailers are built to the government's specifications pursuant to a written contract and are inspected and accepted for delivery by the governmental agency. The contract terms provide for prepayments by the government of up to 90% of the trailer's cost. These prepayments are recorded as advances against the inventory. Sales to governmental agencies represented 37%, 20% and 29% of the Company's manufacturing revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Concentration of Credit Risk

         The Company maintains its cash in demand deposit accounts which at times may exceed FDIC insurance limits. As of December 31, 1997, the Company had approximately $3.3 million of cash in excess of FDIC insurance limits.

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

         Depreciation has been computed using the straight-line method for financial reporting purposes based on estimated useful lives as follows:

               Buildings and improvements                           20-33 years
               Railroad track and improvements                       3-40 years
               Locomotives, transportation and other equipment       5-20 years
               Office equipment                                      5-10 years

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Excess of Cost Over Net Assets of Companies Acquired

         The acquisition of Kalyn/Siebert, Inc. ("Kalyn") resulted in a purchase price in excess of the fair market value of net assets acquired in the amount of approximately $2.5 million, which is reflected in the balance sheet at December 31, 1997, net of accumulated amortization of $0.4 million. This amount is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the carrying value and the periods of amortization based on the current and expected future cash flows of the entities giving rise to the excess of cost over net assets acquired. The acquisition of Steel City Carriers resulted in purchase price in excess of the fair market value of net assets acquired of approximately $0.9 million (see disclosure below). Amortization expense related to the excess of cost over net assets of companies acquired for the years ended December 31, 1997, 1996 and 1995 was approximately $200,000, $190,000 and $156,000.

         Profit Sharing Plan

         The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees contribution up to a maximum annual contribution of $1,000 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing six years of service. Employer contributions during the years ended December 31, 1997, 1996 and 1995 were approximately $90,000, $61,000 and $48,000, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Foreign Currency Translation

         The financial position and results of operations of the Company's Canadian and Chilean subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment.

         Recent Accounting Pronouncements

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" is applicable to the Company in fiscal 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the Financial Statements of the Company.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" that establishes standards for reporting and display of an alternative measurement and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for the reporting of information about operating segments in annual financial statements. Additionally, it requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for periods beginning after December 15, 1997 and the Company will adopt SFAS No. 131 for the fiscal year 1998.

         Reclassifications

         Certain 1995 and 1996 amounts have been reclassified to conform to the presentation adopted in 1997.

2.       EARNINGS PER SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share. For the year ended December 31, 1997, basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of the standard.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

 2.      EARNINGS PER SHARE, continued

         For the years ended December 31, 1996 and 1995, basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Assumed exercise of stock options and assumed conversion of the convertible debt were anti-dilutive and have been excluded from the weighted average shares outstanding for diluted earnings per share. On October 1, 1995, the Company was notified by the shareholders of its redeemable convertible preferred stock of their intent to convert such stock. As part of an overall plan to acquire its common stock at favorable prices, the Company redeemed the convertible preferred stock at 97.5% of the then market value of the underlying common stock ($1,666,665). The excess of the redemption price over the book value of the preferred stock was considered a non-recurring deemed dividend which reduced 1995 net income available to common shareholders by $666,665 or $0.14 per share.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation (in thousands):

                                                               1997       1996       1995
                                                             -------    -------    -------
              Net income from continuing operations          $ 2,634    $ 1,080    $ 1,126
              Interest from convertible debt                     152         --         --
              Deemed dividend                                     --         --       (667)
                                                             -------    -------    -------
              Net income available to common stockholders    $ 2,786    $ 1,080    $   459
                                                             =======    =======    =======

              Weighted average shares outstanding              8,304      4,966      4,504
              Assumed conversion of options and warrants         283        148        246
              Assumed conversion of convertible debt             809         --         --
                                                             -------    -------    -------
              Weighted average shares outstanding              9,396      5,114      4,750
                                                             =======    =======    =======


 3.      DISCONTINUED OPERATIONS:

         In March 1997, the Company adopted a formal plan to discontinue its motor carrier division. The motor carrier division consists of Steel City Carriers and RailAmerica Intermodal Services, both wholly-owned subsidiaries of the Company. As part of the plan, the Company intends to sell the stock or assets of the subsidiaries. Revenues for the motor carrier division for the years ended December 31, 1997, 1996 and 1995 were $7.1 million, $7.2 million and $5.1 million, respectively. Management is committed to selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries during 1998. If such transaction is not consummated during the second quarter of 1998 the results of operations will be reflected in continuing operations beginning in that quarter and until a sale is completed. During the fourth quarter of 1997, the Company re-evaluated the carrying amount of Steel City Carriers' assets and recorded an impairment charge of approximately $730,000. This amount was determined based on what the Company believes it will recover through the sale of this subsidiary.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

3.       DISCONTINUED OPERATIONS, continued

         The assets and liabilities of the discontinued operations consist of the following as of December 31, 1997 (in thousands $):

              Accounts receivable                   $  670
              Inventory                                134
              Other current assets                      30
              Property, plant and equipment, net     3,936
              Other assets                             301
                                                    ------
                      Total assets                  $5,071
                                                    ======

              Accounts payable                      $  309
              Accrued liabilities                      491
              Long-term debt                         2,926
              Deferred income taxes                    476
                                                    ------
                      Total liabilities             $4,202
                                                    ======
 4.      ACQUISITIONS:

         On February 19, 1997, the Company acquired, through its wholly-owned subsidiary, RailAmerica de Chile, S.A., a majority interest in Ferronor, a 1,400 mile railroad serving northern Chile. The Company was joined in the purchase of Ferronor by Andres Pirrazzoli y Cia, Ltda ("APCO"). The purchase price paid by RailAmerica/APCO for substantially all of the stock of Ferronor, was approximately $12.3 million and was funded 55% by RailAmerica and 45% by APCO. This acquisition has been accounted for as a purchase and Ferronor's results have been consolidated since the acquisition.

         In accordance with the Shareholders' Agreement between RailAmerica and APCO, RailAmerica controls the appointment of a majority of the Board of Directors of Ferronor, including the Chairman. APCO maintains certain minority rights under the shareholders Agreement, such as the right to request the General Manager's removal under certain circumstances. In accordance with EITF 96-16, the Company considered these minority rights in determining whether to consolidate Ferronor and has concluded that consolidation is appropriate based upon the Company's ownership position, and its level of control of the Board of Directors and senior management.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

 4.      ACQUISITIONS, continued

         On October 11, 1996, the Company, through its wholly-owned subsidiary Dakota Rail, Inc. ("Dakota"), completed the purchase of all of the outstanding stock of Otter Tail Valley Railroad, Inc. ("OTVR"). The acquisition was accounted for as a purchase. Accordingly, the purchase price, which amounted to approximately $4.25 million, was allocated to the assets acquired and liabilities assumed based on the fair values of the assets acquired at the date of acquisition. The results of OTVR have been consolidated with those of the Company commencing as of October 1, 1996.

         On February 10, 1995, the Company, through its subsidiaries RailAmerica Intermodal Services, Inc. and RailAmerica Carriers, Inc., completed the purchase of substantially all of the assets and business of Steel City Truck Lines Limited ("SCTL"). The acquisition was accounted for as a purchase. Accordingly, the purchase price, which amounted to approximately $2.3 million was allocated to the assets acquired and liabilities assumed, based on the fair values of the assets acquired at the date of acquisition (see Note 1 of the Consolidated Financial Statements). The results of SCTL have been included in discontinued operations in the consolidated statements of income.

         Effective August 31, 1995, the Company acquired all of the outstanding stock of Prairie Holding Corporation ("PHC") which owns Dakota. The purchase price was approximately $1.6 million paid in cash. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the fair values of the assets acquired at the date of acquisition. The results of PHC and Dakota have been consolidated with those of the Company commencing as of the date of acquisition.

         On November 1, 1995, the Company acquired substantially all of the assets of the Seagraves, Whiteface and Lubbock Railroad Company and the Floydada and Plainview Railroad Company from American Railway Corporation. The Company, in connection with the purchase, formed two new wholly-owned subsidiaries, West Texas and Lubbock Railroad Company, Inc. ("WTLR") and Plainview Terminal Company ("PTC"). The acquisitions were accounted for as purchases. Accordingly, the purchase price, which amounted to approximately $4.6 million including costs, was allocated to the assets acquired based on the fair values of the assets acquired at the date of acquisition. The results of WTLR and PTC have been consolidated with those of the Company commencing as of the date of the acquisitions.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

4.     ACQUISITIONS, continued

       The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. (In thousands except net income per share)

                                                         1997       1996
                                                       -------    -------
              Transportation and other revenues        $48,669    $38,862
              Income from continuing operations
                  before income taxes                  $ 3,866    $ 2,135
              Net income                               $ 2,207    $   772
              Net income per share                     $   .27    $   .16

       The significant adjustments related to the above years represent the inclusion of depreciation differences on the revaluation of property, plant and equipment, additional interest expense based on an increase in long-term obligations, amortization of intangible assets and the related income tax effects.

 5.    GREAT SOUTHERN RAILWAY LIMITED

       On October 31, 1997, the Company acquired a minority interest, of approximately 11.4%, in the Great Southern Railway Limited ("GSR"). GSR completed the acquisition of the assets and business comprising the passenger rail service of the Australian National Railway Commission. The Company has invested $0.6 million in equity of GSR, $1.2 million in uncollateralized subordinated notes (the "Notes") and received 98,736 options for stock exercise upon the earlier of three years from closing date or the date GSR is admitted to the Australian Stock Exchange. The options expire in five years. If all options are exercised, the Company's ownership interest would be diluted to approximately 10.6%. The Company cannot dispose of its stock investment for a period of two years. The Notes bear interest at 21% and mature October 31, 2007. Interest is paid quarterly based upon available cash flow, will be recorded as interest income as it is received, and interest is non-cumulative. Both these amounts are included in long term assets on the consolidated balance sheet. The Notes approximate fair value as of December 31, 1997 based upon the recent nature of the transaction.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6.    INVENTORIES:

       Inventories consist of the following as of December 31, 1997 and 1996:

                                                                1997               1996
                                                              -----------       -----------
              Raw materials                                   $ 3,404,234       $ 2,284,683
              Work in process                                   1,109,318           635,780
              Finished goods                                      300,853           881,817
              Replacement or repair parts for equipment
                  and road property                             1,054,830           381,309
                                                              -----------       -----------
                                                                5,869,235         4,183,589
              Less, advances related to materials                (856,129)       (1,079,034)
                                                              -----------       -----------
              Inventories in excess of contract advances      $ 5,013,106       $ 3,104,555
                                                              ===========       ===========



 7.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of December 31, 1997 and 1996:

                                                                       1997            1996
                                                                   -----------      -----------
              Land                                                 $17,360,124      $14,881,734
              Buildings and improvements                             4,526,069        3,344,128
              Railroad track and improvements                       38,997,858       27,369,412
              Locomotives, transportation and other equipment       21,255,647       13,671,118
                                                                   -----------      -----------
                                                                    82,139,698       59,266,392
              Less accumulated depreciation                          7,238,862        5,117,426
                                                                   -----------      -----------
                                                                   $74,900,836      $54,148,966
                                                                   ===========      ===========



         Depreciation expense was approximately $2.4 million, $1.3 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

 8.      OTHER ASSETS:

         Other assets consist of the following as of December 31, 1997 and 1996:

                                                     1997             1996
                                                  ----------      ----------
              Deferred loan costs, net            $  949,940      $1,052,365
              Deferred acquisition costs             488,633         462,535
              Deferred financing costs                49,377         146,001
              Deposits and other                     533,483         502,147
                                                  ----------      ----------
                                                  $2,021,433      $2,163,048
                                                  ==========      ==========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

8.       OTHER ASSETS, continued

         Deferred loan costs are being amortized utilizing the interest method over the term of the respective term loans.

         Deferred acquisition and financing costs include costs incurred associated with the investigation of potential acquisitions and also costs related to capital raising. These costs will be allocated to the assets acquired and liabilities assumed upon consummation of successful acquisitions or financings or against the proceeds received from capital raised. Costs related to potential acquisitions or financing are charged to operations in the quarter in which the investigation of, or negotiation is terminated.

 9.      RELATED PARTY TRANSACTIONS:

         First London Securities Corporation ("First London"), of which Douglas Nichols, a director of the Company, is President and principal shareholder, served as the exclusive placement agent for the Company's private placement which closed in September 1996 and also the Company's private placement which closed in January 1997. First London received as part of the September 1996 private placement a $225,000 placement fee, $45,000 nonaccountable expense fee and one-year warrants to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. First London exercised its option on these warrants on September 30, 1997. First London received as part of the January 1997 private placement a $375,750 placement fee, $75,150 nonaccountable expense fee and one-year warrants to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share. First London exercised its option on these warrants in January 1998.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Huron Distribution Services to a company owned by its Vice Chairman. The sale price was approximately $50,000, which consisted of cash and 10,085 shares of the Company's common stock valued at $44,629. A gain of approximately $17,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Evansville Terminal Company to a group of investors which included a company owned by its Vice Chairman. The sale price was approximately $540,000, which consisted of cash, a short-term note, a $450,000 purchase money mortgage with interest at 8% and a maturity of October 2002 and 8,502 shares of the Company's common stock valued at $50,000. A gain of approximately $10,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

 9.      RELATED PARTY TRANSACTIONS, continued

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Gettysburg Scenic Rail Tours, Inc. ("GSRT"), certain railroad equipment and substantially all the assets of Gettysburg Railway ("GBR") to a company owned by its Vice Chairman. The sale price for GSRT and the railroad equipment was $0.5 million, which consisted of cash and 62,602 shares of the Company's common stock valued at $385,000. A gain of approximately $240,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement. The sale price for substantially all of the assets of GBR was $1.45 million, which consisted of cash, an $800,000 promissory note due June 30, 1998 and a $350,000 mortgage note, which calls for monthly payments of $3,037, at an interest rate of 8.5% with a maturity of June 30, 2003. A gain of approximately $170,000 was recognized on the transaction and is included in other operating income in the consolidated income statement.

         As of December 31, 1997, $1.1 million of notes receivable from related parties is included in current assets and $0.35 million of notes receivable from related parties is included in notes receivable, less current portions on the consolidated balance sheet.

10 .     LONG-TERM DEBT:

         Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                                              1997             1996
                                                                                          -----------      -----------
              Revolving line of credit.  See below                                        $34,717,857      $24,991,465

              Acquisition loan. See below                                                          --        3,650,000

              Note payable, financial institution, bearing interest at
                   9.50%, due in fixed monthly installments of
                   $24,516 (including interest), with a final payment
                   of $554,076 in February 1999. Certain equipment,
                   inventory, accounts receivable, capital leases and
                   South Central Tennessee Railroad Corp. ("SCTR")
                   common stock serve as collateral                                           801,815        1,009,018

              Equipment note, with interest imputed at 9.92%, due in
                   fixed monthly installments of $7,055 (including
                   interest), with a final payment of $153,177 in
                   March 1998. Certain equipment serves as collateral                         170,191          234,130

              Equipment notes, with interest imputed at 9.06%, due in
                   fixed monthly installments of $9,812 (including
                   interest) through October 2003 Certain locomotives
                   and flat cars serve as collateral                                          584,892          646,567



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

10.       LONG-TERM DEBT, continued

              Equipment note, with interest imputed at 8.33%, due in fixed monthly installments of $16,441 (including interest) through March 2003
                   Certain tank cars serve as collateral                                   1,065,298      1,169,056

              Equipment notes, with interest imputed at 8.83%, due in fixed monthly installments of $9,033 (including interest) through December 2001
                   Certain railroad equipment serves as collateral                           357,824        434,723

              Equipment notes, with interest imputed at 8.76%, due in fixed monthly installments of $8,988 (including interest) through October 2003
                   Certain locomotives serve as collateral                                   541,636        603,830

              Equipment notes, with interest imputed at rates from 9.28% to 11.63%, due in fixed monthly installments of $11,744 (including interest)
                   with varying maturities through February 2000. Certain equipment
                   serves as collateral                                                      190,393        351,619

              Equipment note payable, bearing interest at 8.89%, due in fixed monthly installments of $27,250 (including interest) through December 2000 with final payment of $140,026 January 2001. Certain equipment
                   serves as collateral                                                      958,821      1,194,791

              Equipment note payable, bearing interest at 10.06%, due in fixed monthly installments of $16,434 (including interest) through
                   July 2001. Certain equipment serves as collateral                         590,662        721,172

              Equipment notes, bearing interest rates from 8.19% to 10.65%, due in fixed monthly installments of $6,091 (including interest) with varying maturities through April 2002. Certain vehicles
                   serve as collateral                                                       184,590         26,784

              Equipment notes, with interest imputed at rates from 8.12% to 8.29%, due in fixed monthly installments of $16,741 (including interest)
                   with varying maturities through November 2004. Certain locomotives
                   and tank cars serve as collateral                                       1,080,809             --

              Equipment note payable, bearing interest at 9.4%, due in fixed monthly installments of $2,409 (including interest) through October 1998.
                   Certain equipment serves as collateral                                     23,082         48,505

              Burlington Northern Santa Fe ("BNSF") rail facilities installment purchase obligation, annual payments of $250,000, including interest at 10%, maturing in October 2116. If car loads at OTVR fall below 6,500 in a year, BNSF will credit payments
                   on this debt at a rate of $250 per car                                  2,171,914      2,181,164



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

10.      LONG-TERM DEBT, continued

         Contract for deed, principal due at the earlier of December 1, 2008 or
              180 days following the date that rail service ceases to be provided on the Minnesota line operated by Dakota. The Contract for deed is non-interest bearing and is discounted to yield 9%.
              The unamortized discount at December 31, 1997 and 1996 is $833,699
              and $878,169, respectively.  Railroad property serves as collateral.          529,136        486,146

         Note payable to the State of Minnesota, payable in quarterly installments of $6,024 through July 1, 2004. The note is
              non-interest bearing and is discounted to yield 9%. The
              unamortized discount at December 31, 1997 and 1996 is $39,018 and
              $50,330, respectively. Railroad property and equipment
              serves as collateral.                                                         117,609        130,394

         Note payable to the Central Prairie Rail Shippers Corporation, payable in quarterly installments with final payment due not later than
              September 13, 2000. The note is non-interest bearing and is discounted to yield 9%. The unamortized discount at December 31,
              1997 and 1996 is $305 and $680, respectively. Railroad property
              and equipment serves as collateral                                            12,623         39,868

         Lines of credit, totaling $2.0 million ranging in monthly interest
              rates from 0.79% to 1.37%, maturing from 30 to 90 days.                     1,989,000              -

        Capital lease obligation                                                          1,710,046      2,234,813
                                                                                      -------------   ------------
                                                                                         47,798,198     40,154,045
            Less current maturities                                                       3,923,036      1,752,926
                                                                                      -------------   ------------

                   Long-term debt, less current maturities                            $  43,875,162  $ 38,401,119
                                                                                      =============  ============


         On September 29, 1995, the Company entered into a revolving credit loan facility ("Revolver") with National Bank of Canada ("NBC"). In October 1996 and May 1997, the Company closed on $10 million and $15 million increases in its Revolver, respectively. The Revolver's maturity date was extended to May 2000. In March 1998, the Company accepted a commitment letter to increase the Revolver to $55 million (see Note
         21). The Revolver bears interest at either the bank's prime rate (which was 8.25% at December 31, 1997) plus 0.5% or the one, three or six month LIBOR plus 2.5%, at the option of the Company. The Revolver is collateralized by substantially all the assets of the Company and certain subsidiaries.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

10.      LONG-TERM DEBT, continued

         The Revolver includes restrictive covenants prohibiting the Company from incurring debt, except liabilities incurred in the normal course of business, guaranteeing the payment of an obligation of a third party, and selling, transferring or otherwise assigning substantially all of its assets. The Revolver also contains certain financial covenants which include requiring the Company to maintain a maximum debt to tangible net worth and interest coverage ratios. The Revolver restricts payment of dividends on the Company's Common Stock. As of December 31, 1997, the Company's Revolver was substantially fully funded based upon the collateral pledged at that time. The Company had an additional $5.3 million of availability for future purchases or acquisitions.

         In December 1996, the Company entered into an acquisition financing transaction with Comerica Bank N.A. ("Comerica") to acquire rail lines in Minnesota from BNSF. The interest rate on the financing was at the prime rate (8.5% at December 31, 1996) plus one percent and was scheduled to mature in 90 days from closing. During May 1997, the Company increased its Revolver from $25 million to $40 million by bringing Comerica as an additional lender into the Revolver. The acquisition loan was rolled into the Revolver.

         The aggregate annual maturities of long-term debt are as follows net of discount amortization:

                 1998                                    $  3,923,036
                 1999                                       2,312,284
                 2000                                      36,185,509
                 2001                                       1,128,997
                 2002                                         635,666
                 Thereafter                                 3,612,706
                                                         ------------
                                                         $ 47,798,198
                                                         ============

         During the years ended December 31, 1997, 1996 and 1995 interest of approximately $69,000, $41,000 and $42,000, respectively, was capitalized.

         Capital Leases

         The Company entered into equipment finance leases for certain locomotives, tractors, trailers and other equipment expiring at various times through 2001. These leases are accounted for as capital leases. The financing of the purchase of the locomotives, tractors, trailers and equipment under these capital leases was capitalized using the interest rate appropriate at the inception of the respective leases. The Company also leases certain railroad properties under a capital lease which was due to expire in 1998. The lease was renegotiated and now matures in January 2004 and calls for monthly payments of $1,300.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

10.      LONG-TERM DEBT, continued

         The following is an analysis of the Company's assets under capital leases at December 31, 1997:

              Locomotives and transportation equipment  under capital leases      $3,001,849
              Less accumulated amortization                                          453,694
                                                                                  ----------
                                                                                  $2,548,155
                                                                                  ==========


         Minimum annual lease commitments at December 31, 1997 are as follows:

                                                                    CAPITAL              OPERATING
                                                                    LEASES                 LEASES
                                                                -------------          ------------
            1998                                                 $    660,196          $  2,120,025
            1999                                                      597,184             2,088,167
            2000                                                      366,101             1,320,773
            2001                                                      264,857               968,995
            2002                                                           --               892,660
                                                                -------------          ------------
                   Total                                            1,888,338          $  7,390,620
                                                                                       ============
              Less amount representing interest                       178,292
                                                                -------------
                   Present value of future minimum
                        lease payments                              1,710,046
              Less current portion                                    552,619
                                                                -------------
                   Noncurrent portion                           $   1,157,427
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

         Rental expense under operating leases was approximately $853,000, $780,000 and $193,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

11.      SUBORDINATED DEBT:

         Subordinated debt consists of the following at December 31, 1997 and 1996:

                                                                                       1997                1996
                                                                                   -----------        ----------
         Convertible subordinated debentures, bearing interest at the prime rate
              (which was 8.25% at December 31, 1997) adjusted annually, payable semi-annually. Principal payments are due in 20 equal quarterly installments beginning November 1999. Convertible into common
              stock of the Company at $2.25 beginning August 31, 1995.             $ 1,000,000        $1,000,000
                                                                                   -----------        ----------



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

11.      SUBORDINATED DEBT, continued

         Subordinated debentures, bearing interest at the prime
              rate adjusted annually, payable semi-annually.
              Principal payments are due in 20 equal quarterly
              installments beginning May 1995.                                            477,882           690,274

         Series A Convertible Subordinated debentures, bearing interest at 8%
              payable semi-annually on January 1 and July 1. Convertible into common stock of the Company at $5.48 per share beginning
              January 1, 1996.  Maturing June 30, 2005.                                 2,000,000         2,000,000
                                                                                  ---------------      ------------
                                                                                        3,447,882         3,690,274
            Less current maturities                                                       212,392           212.392
                                                                                  ---------------      ------------
                                                                                  $     3,265,490      $  3,477,882
                                                                                  ===============      ============


         The aggregate annual maturities of subordinated debt are as follows:

                1998                                        $  212,392
                1999                                           212,392
                2000                                           253,098
                2001                                           200,000
                2002                                           200,000
                Thereafter                                   2,400,000
                                                            ----------
                                                            $3,477,882
                                                            ==========


12.      OTHER REVENUE:

         Other revenue as of December 31, 1997, 1996 and 1995 consisted of the following:

                                                     1997            1996            1995
                                                  ----------      ----------      ----------
              Gain on sale of properties and
                  easements                       $1,250,699      $1,498,738      $  243,078
              Rental income                          857,486         577,712         136,262
              Other                                  364,003         160,772          58,457
                                                  ----------      ----------      ----------
                                                  $2,472,188      $2,237,222      $  437,797
                                                  ==========      ==========      ==========



13.      REDEEMABLE CONVERTIBLE PREFERRED STOCK:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

14.      INCOME TAX PROVISION:

         The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of:

                                            1997           1996             1995
                                         ---------       ---------       ---------
         Federal income taxes:
            Current                      $       0       $  45,000       $ 400,000
            Deferred                       708,382         411,405         250,643
                                         ---------       ---------       ---------
                                           708,382         456,405         650,643
                                         ---------       ---------       ---------
         State income taxes:
            Current                        161,000          75,000         160,788
            Deferred                       (26,000)          4,000          62,560
                                         ---------       ---------       ---------
                                           135,000          79,000         223,348
                                         ---------       ---------       ---------
         Foreign income taxes:
            Current                             --              --              --
            Deferred                      (306,000)       (152,000)        (95,692)
                                         ---------       ---------       ---------
         Total income tax provision      $ 537,382       $ 383,405       $ 778,299
                                         =========       =========       =========



         The following summarizes the total income tax provisions for each of the years ended December 31, 1997, 1996 and 1995:

         Continuing operations           $ 963,382       $ 705,405       $ 950,299
         Discontinued operations          (426,000)       (322,000)       (172,000)
                                         ---------       ---------       ---------
         Total income tax provision      $ 537,382       $ 383,405       $ 778,299
                                         =========       =========       =========



         The Company joins in the filing of a consolidated U.S. income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company's Canadian subsidiaries, RailAmerica Carriers and Steel City Carriers, file Canadian income tax returns. The Company's majority owned subsidiary Ferronor files Chilean income tax returns.

         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows:

                                                           1997              1996               1995
                                                        -----------       -----------       -----------
         Income tax provision, at 35%                   $ 1,259,072       $   625,045       $   726,790
         Statutory federal Surtax exemption                 (35,972)          (17,858)          (20,765)
         State income tax, net of federal benefit            90,000            51,350           145,176
         Benefit due to Difference between U.S. &
              Chilean tax rates                            (192,000)                0                 0
         Benefit due to Utilization of Chilean Net
              Operating Loss Carryforwards                 (152,000)                0                 0
         Non-deductible expenses, net                        33,000            45,100            41,000
         Other, net                                          60,282             1,768            28,098
         Valuation allowance                                (99,000)               --            30,000
                                                        -----------       -----------       -----------
                                                        $   963,382       $   705,405       $   950,299
                                                        ===========       ===========       ===========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

14.      INCOME TAX PROVISION, continued

         The components of deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

         Deferred tax assets:                      1997              1996
                                                -----------       -----------
         Net operating loss carry forwards      $ 2,240,000       $   864,000
         Alternative minimum tax credit             495,000           557,000
                                                -----------       -----------
             Total deferred assets                2,735,000         1,421,000
         Less: valuation allowance                 (609,000)         (183,000)
                                                -----------       -----------
             Total deferred assets, net           2,126,000         1,238,000
         Deferred tax liabilities:
         Depreciation and amortization            6,492,237         5,508,668
         Land                                     2,427,000         2,427,000
         Installment Sales                          226,000            56,000
         Other                                       48,000                 0
                                                -----------       -----------
         Net deferred tax liability             $(7,067,237)      $(6,753,668)
                                                ===========       ===========



         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $609,000 at December 31, 1997 and $183,000 at December 31, 1996, respectively. The valuation allowance at December 31, 1997 is comprised of $84,000, which relates to prior year state net operating losses, and $525,000, which relates to current year acquired net operating losses from Ferronor.

         No provision was made in 1997 for U.S. income taxes on undistributed earnings of the Chilean subsidiaries as it is the intention of management to utilize those earnings in the Chilean operations for an indefinite period of time.

         As part of certain acquisitions, the Company acquired net operating loss carry forwards for federal and state income tax purposes. The utilization of the acquired tax loss carry forwards is further limited by the Internal Revenue Code Section 382 to approximately $100,000 each year. The tax loss carry forwards expire in the years 2001 through 2010.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

15.      WARRANTS:

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

         In the first quarter of 1995, all of the Class A warrants except 10,445 were exercised. The remaining shares expired as of March 31, 1995. In addition, during the first quarter of 1995 one half of the unit purchase warrants were exercised. The Class B warrants were exercisable and subject to being called by the Company beginning November 9, 1993 (until November 9, 1997). The Company exercised its option to call the Class B warrants in February 1997. After the call provision was exercised the Class B warrants expired March 31, 1997. All but 3,759 of the Class B warrants were exercised. All the remaining Unit Purchase Warrants were exercised during 1997.

         In June 1995, the Company granted 127,500 warrants exercisable into the Company's common stock at $4.25 per share, subsequently adjusted to $4.09 per share, in settlement of certain litigation. All of these warrants were exercised in May 1997.

16.      STOCK OPTIONS:

         In July 1992, the Company implemented a stock option plan (the "Plan") for certain officers, consultants, employees and outside directors of the Company. The aggregate number of shares which may be issued pursuant to the Plan is 250,000 shares which are exercisable at date of grant and have a ten year life.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

16.      STOCK OPTIONS, continued

         Effective January 1, 1995, the Company implemented two new stock option plans: the 1995 Stock Incentive Plan and the 1995 Non-Employee Director Stock Option Plan. Each plan calls for 250,000 shares to be reserved for future issuance. Options granted under the Stock Incentive Plan are exercisable at the date of grant. Options granted under the Non-Employee Director Stock Option Plan are 1/3 exercisable at the date of grant, 1/3 exercisable at the first anniversary of the grant date and 1/3 exercisable at the second anniversary of the grant date. All the options granted under the Stock Incentive Plan and Non-Employee Director Stock Option Plan have a ten year life from the date of grant. In June 1997, the Company's stockholders approved a 750,000 increase in the number of shares of common stock reserved for issuance pursuant to the Company's 1995 Stock Incentive Plan, bringing total shares reserved under this plan to 1,000,000.

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

         Mr. Marino's arrangement also provided that he be granted non-qualified options to purchase an aggregate of 350,000 shares of common stock of the Company at varying exercise prices and exercise dates. Options for 87,500 shares at an exercise price of $3.10, the fair market value of the common stock at the time the Board of Directors approved the arrangement, and 87,500 shares at an exercise price of $3.40 were immediately exercisable upon Mr. Marino's execution of his written employment agreement. Additional options for 87,500 shares became exercisable under the employment agreement on each of March 1, 1996 and 1997 at exercise prices equal to $3.75 and $4.15 per share, respectively. The Company recognized no compensation expense since the exercise prices at the date of grant were either equal to or in excess of the fair market value. Mr. Marino's options have a ten year life from the date of grant and expire November 11, 2004.

         Effective January 1, 1998, Mr. Marino entered into a new employment agreement with the Company. The new agreement provides that he is granted non-qualified options to purchase 300,000 shares of common stock of the Company at exercise prices varying from $7.25 to $9.50. All of the options are immediately exercisable and expire ten years from the grant date. Mr. Marino is also entitled to receive 30,000 shares of the Company's common stock subject to certain terms and conditions.

         Additionally during 1996, the Company issued, options to purchase an aggregate of 90,000 shares of common stock to certain employees at exercise prices equal to $3.65 per share for 10,000 of the options and $5.00 per share for the remaining 80,000 options. All of the options are exercisable immediately and have a ten year life from the date of the grant.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

16.      STOCK OPTIONS, continued

         The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 1997, 1996 and 1995 as all stock options were granted with an exercise price at least equal to the market price on the date of grant. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                          1997              1996              1995
                                                       -----------      ------------      -----------
         Net income - as reported                      $ 1,939,199      $    504,879      $   868,333
                                                       ===========      ============      ===========
         Net income - pro forma                        $ 1,152,411      $     17,005      $   546,946
                                                       ===========      ============      ===========

         Basic net income per share - as reported      $      0.23      $       0.10      $      0.04
                                                       ===========      ============      ===========
         Basic net income (loss) per share -
                  pro forma                            $      0.14      $       0.00      $     (0.03)
                                                       ===========      ============      ===========



         These calculations only take into account the options issued since January 1, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield 0.0%; expected volatility of 45%-55%; risk-free interest rate of 6.36% -7.8%; and expected lives of 10 years. The weighted average fair value of options granted for 1997, 1996 and 1995 were $3.08, $2.65, and $2.68, respectively.

         Information regarding the above options for 1997, 1996 and 1995 is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                            NUMBER OF      EXERCISE
                                                              SHARES        PRICE
                                                            ---------      --------
              Outstanding at January 1, 1995                  875,000      $   3.38
              Granted                                         251,000      $   3.90
              Exercised                                            --            --
              Forfeited                                       277,500      $   3.00
              Outstanding at December 31, 1995                848,500      $   3.66

              Granted                                         295,000      $   3.96
              Exercised                                        12,500      $   3.60
              Forfeited                                         7,000      $   3.50
              Outstanding at December 31, 1996              1,124,000      $   3.74


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

16.      STOCK OPTIONS, continued

                                                                           WEIGHTED
                                                                           AVERAGE
                                                            NUMBER OF      EXERCISE
                                                             SHARES         PRICE
                                                            ---------      --------
              Granted                                         363,500      $   5.00
              Exercised                                       202,933      $   3.69
              Forfeited                                        33,667      $   4.21
              Outstanding at December 31, 1997              1,250,900      $   4.10

              Options exercisable at December 31, 1997      1,234,233      $   4.11

              Option price range at December 31, 1997                $3.10 to $5.00

              Weighted average remaining contractual life at
                December 31, 1997                                            7.27 years



         In January 1995, the Company established an Employee Stock Purchase Plan open to all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's Common Stock on January 1 or December 31, of any given year, whichever is lower. For the years ended December 31, 1997 and 1996, 23,433 and 17,897 shares of common stock, respectively, were sold to employees under this plan.

17.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         On August 31, 1994, the Company issued 100,000 Series A Convertible Preferred Shares ("Series A Shares") to the former shareholders of Kalyn as part of the acquisition. The Series A Shares were redeemed on October 1, 1995, for $1,666,665 of 5% subordinated promissory notes, which matured January 1996.

         The Company issued 5,000 and 4,200 shares of common stock to employees in the first quarter of 1995 and the first quarter of 1996, respectively, and 50,000 shares of common stock to the Company's Chief Executive Officer in the third quarter of 1995. The Company issued 20,000 shares of common stock to the Company's Chief Executive Officer for a $95,000 note receivable during 1997. Additionally, the Company issued 9,719 shares of common stock to certain employees in the first quarter of 1996 and the first quarter of 1997 pursuant to employment contracts.

         The Company issued 50,000 shares of common stock, 47,000 were treasury stock, to employees of Kalyn during 1997 pursuant to a stock incentive plan.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

17.      NONCASH INVESTING AND FINANCING ACTIVITIES, continued

         The Company incurred approximately $16.1 million and $2.0 million in debt to acquire property, plant and equipment during 1996 and 1997, respectively. These amounts included acquisition of a 131 mile rail line in Washington, 234 miles of rail line in Minnesota, 140 tank cars and other transportation equipment including locomotives, tractor and trailers.

         The Company assumed $2.2 million of long-term debt and $3.7 million of deferred tax liabilities related to the acquisition of OTVR in 1996. The Company assumed $4.7 million in liabilities related to the acquisition of Ferronor in 1997.

         Capital lease obligations of $516,746 were incurred when the Company entered into leases for tractors and trailers during 1995.

         Cash paid for interest during 1997, 1996 and 1995 was $3.9 million, $2.4 million and $1.4 million, respectively. Cash paid for income taxes during 1997, 1996 and 1995 was $0.2 million, $0.6 million and $0.2 million, respectively.

18.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Management believes that the fair value of its long-term debt approximates its carrying value for the revolving line of credit based on the variable nature of the financing and for all other long-term debt based on current borrowing rates available with similar terms and maturities.

19.      COMMITMENTS AND CONTINGENCIES:

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims which are pending or could be asserted against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         Effective January 23, 1995, the Company, through its wholly-owned subsidiary Kalyn, entered into a Wholesale and Retail Financing Agreement with Associates Commercial Corporation. Kalyn entered into an additional financing agreement with NewCourt Financial USA, Inc. during 1996. The agreements provide for dealer and customer financing and for the repurchase of products sold in the event of default by the customer or dealer to the finance company. The Company is obligated to repurchase a maximum of $300,000 and $200,000, respectively, in the aggregate on the agreements. Since inception of the Agreements, there have been no defaults which would have required the Company to repurchase products sold.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

20.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into two business segments: rail transportation and manufacturing. The rail transportation segment includes the operations of the Company's railroad subsidiaries and the manufacturing segment includes the operations of Kalyn and RailAmerica Equipment Corporation. All of the Company's continuing operations for 1995 and 1996 were in the United States. During 1997 the Company acquired operations in Chile and a minority interest in Australian operations.

         Business segment information for the year ended December 31, 1997, 1996 and 1995 (dollar amounts in thousands):

         YEAR ENDED DECEMBER 31, 1997:

                                                                RAIL                           CORPORATE
                                            CONSOLIDATED    TRANSPORTATION   MANUFACTURING      OVERHEAD
                                            ------------    --------------   -------------      --------
              Revenue                           $47,437          $24,076        $23,361          $    --
              Operating income (loss)           $ 7,319          $ 6,458        $ 4,119          $(3,258)
              Identifiable assets               $96,800          $76,249        $14,653          $ 5,898
              Depreciation and
                  amortization                  $ 2,261          $ 1,604        $   567          $    90
              Capital expenditures              $ 9,443          $ 7,597        $ 1,696          $   150

         YEAR ENDED DECEMBER 31, 1996:

                                                                RAIL                           CORPORATE
                                            CONSOLIDATED    TRANSPORTATION   MANUFACTURING      OVERHEAD
                                            ------------    --------------   -------------      --------
              Revenue                           $25,658          $11,704        $13,954          $    --
              Operating income (loss)           $ 3,873          $ 4,978        $ 1,473          $(2,578)
              Identifiable assets               $66,152          $46,129        $12,932          $ 7,091
              Depreciation and
                  amortization                  $ 1,527          $   991        $   490          $    46
              Capital expenditures              $29,766          $26,849        $ 2,809          $   108



         YEAR ENDED DECEMBER 31, 1995:


                                                                RAIL                           CORPORATE
                                            CONSOLIDATED    TRANSPORTATION   MANUFACTURING      OVERHEAD
                                            ------------    --------------   -------------      --------

              Revenue                           $25,078          $ 7,205        $17,873          $    --
              Operating income(loss)            $ 3,188          $ 2,670        $ 2,646          $(2,128)
              Identifiable assets               $35,058          $18,856        $10,706          $ 5,496
              Depreciation and
                  amortization                  $ 1,232          $   824        $   408
              Capital expenditures              $ 2,300          $ 1,724        $   576


         Geographical segment information for the year ended December 31, 1997 (dollar amounts in thousands):

                                            CONSOLIDATED  UNITED STATES   CHILE      AUSTRALIA
                                            ------------  -------------   -----      ---------
              Revenue                           $47,437      $39,375      $ 8,062      $    --
              Operating income(loss)            $ 7,319      $ 5,774      $ 1,545      $    --
              Identifiable assets               $96,800      $73,685      $21,261      $ 1,854
              Depreciation and
                  amortization                  $ 2,261      $ 1,994      $   267      $    --
              Capital expenditures              $ 9,443      $ 7,493      $ 1,950      $    --


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

20.      SEGMENT INFORMATION, continued

         Identifiable assets consist of $96.8 million from continuing operations and $4.0 million from discontinued operations (not included in above amounts).

21.      SUBSEQUENT EVENTS:

         In January 1998, Kalyn acquired all of the outstanding stock of Canadian truck trailer manufacturer Fabrex, Inc. and its affiliate, Services Remorques Plus, Inc. for approximately $2.0 million is cash and RailAmerica common stock and assumption of approximately $1.0 million of long-term debt. Fabrex, located in Trois Rivieres, Quebec, a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries was founded in 1985.

         In January 1998, the Company declared a dividend distribution of one Common Stock Purchase Right (a "Right") on each outstanding share of the Company's Common Stock pursuant to a Common Stock Purchase Rights Plan (the "Plan") designed to prevent partial tender offers, squeeze-outs, open market accumulations and other coercive or unfair tactics to gain control of the Company. The Plan works by diluting the Common Stock of the Company held by a potential acquirer or the common stock of an acquiring company. Under the Plan, the Rights become exercisable ten business days following the acquisition of or tender offer for 15% or more of the Company's Common Stock (or 10% in certain circumstances). The Board of Directors of the Company may then exchange the Rights, (except any Rights held by the acquiring party or group) into Common Stock of the Company at a one-for-one ratio. The Rights are redeemable by the Company's Board of Directors. While the Company believes that the Plan will protect the rights of its stockholders by enabling them to realize the long-term value of their investment in the Company, the Plan may have the effect of discouraging potential acquisitions of the Company or large blocks of its Common Stock.

         In March 1998, the Company accepted a commitment letter from the National Bank of Canada as agent for Comerica Bank and Southtrust Bank, N.A. to increase its Revolver from $40 million to $55 million and extend the maturity date until 2001. The increase is anticipated to close in April 1998.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------

22.      UNAUDITED QUARTERLY FINANCIAL DATA:

         Quarterly financial data for 1997 in as follows (in thousands except per share amounts)

                                                 FIRST        SECOND       THIRD       FOURTH
                                                QUARTER(A)   QUARTER(B)   QUARTER      QUARTER
                                                ----------   ----------   -------      -------
         Operating revenue                       $ 8,734      $11,596      $13,134      $13,973
         Operating income                        $   992      $ 1,451      $ 1,957      $ 2,920
         Net income from
           continuing operations                 $   113      $   364      $   937      $ 1,220
         Basic net income from
           continuing operations per share       $  0.02      $  0.04      $  0.11      $  0.14
         Diluted net income from
           continuing operations per share       $  0.01      $  0.04      $  0.10      $  0.13



         Quarterly financial data for 1996 in as follows (in thousands except per share amounts)

                                                 FIRST        SECOND       THIRD       FOURTH
                                                QUARTER(A)   QUARTER(B)   QUARTER      QUARTER
                                                ----------   ----------   -------      -------
         Operating revenue                       $ 6,144      $ 7,024      $ 5,912      $ 6,578
         Operating income                        $   940      $ 1,156      $   557      $ 1,220
         Net income from
           continuing operations                 $   325      $   429      $    63      $   263
         Basic net income from
           continuing operations per share       $  0.07      $  0.09      $  0.01      $  0.04
         Diluted net income from
           continuing operations per share       $  0.07      $  0.09      $  0.01      $  0.04



         (a) The first quarter of 1997 has been restated to include Ferronor in as a consolidated subsidiary and also to adjust for an increase in operating expenses. The previously reported net income from continuing operations was $350 and the previously reported earnings per share adjusted for the adoption of SFAS No. 128, was $0.05.

         (b) The second quarter of 1997 has been restated to reduce transportation revenue. The previously stated net income from continuing operations was $663 and the previously reported earnings per share adjusted for the adoption of SFAS No. 128, was $0.08.

         (c) The second quarter 1996 operating revenue is restated to eliminate intercompany sales between Kalyn and Steel City Carriers with no effect on operating income.