Form 10-Q/A
period 1997-03-31
RAILAMERICA INC /DE
filed 1998-04-27
CIK 887637

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
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
            ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 - 9,341,830 shares as of April 23, 1998

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                                                       PAGE NO.
                                                                       --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - March 31, 1997
              and December 31, 1996                                       1

              Consolidated Statements of Income - For the
              three months ended March 31, 1997 and 1996                  2

              Consolidated Statements of Cash Flows - For the
              three months ended March 31, 1997 and 1996                  3

              Notes to Consolidated Financial Statements                  4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations               7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                           17

              Signatures                                                 21

                       RAILAMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     December 31,
                                                                           1997           1996
                                                                        -----------    -----------
                              ASSETS                                    (Unaudited)
Current assets:
 Cash                                                                   $ 1,610,740    $ 3,879,972
 Accounts receivable                                                      5,401,141      4,575,958
 Inventories                                                              3,913,975      3,104,555
 Other current assets                                                       585,071        462,867
                                                                        -----------    -----------
    Total current assets                                                 11,510,927     12,023,352

Property, plant and equipment net                                        70,686,610     54,148,966

Other, net                                                                2,344,892      2,426,615

Excess of cost over net assets of companies acquired, net                 2,928,693      2,965,853
                                                                        -----------    -----------
    Total assets                                                        $87,471,122    $71,564,786
                                                                        ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                   $ 2,419,497    $ 1,752,926
 Current maturities of subordinated debt                                    212,392        212,392
 Accounts payable                                                         6,536,010      3,162,953
 Accrued expenses and income taxes payable                                2,824,881      1,811,739
                                                                        -----------    -----------
    Total current liabilites                                             11,992,780      6,940,010
                                                                        -----------    -----------
Long-term debt, less current maturities                                  37,659,989     38,401,119
                                                                        -----------    -----------
Subrodinated debt, less current maturities                                3,424,784      3,477,882
                                                                        -----------    -----------
Deferred income taxes                                                     6,835,250      6,753,668
                                                                        -----------    -----------
Minority interest in Consolidated Subsidiary                              5,434,440             --
                                                                        -----------    -----------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 1,000,000
 shares authorized                                                               --             --
Stockholders' equity:
 Common stock, $.01 par value, 30,000,000 shares authorized;
  8,225,317 issued and 7,988,317 outstanding at March 31, 1997;
  6,125,410 issued and 5,888,410 outstanding at December 31, 1996             8,225          6,125
 Additional paid-in capital                                              20,193,166     11,773,036
 Common stock subscribed                                                         --      2,340,000
 Retained earnings                                                        2,995,763      2,944,774
 Cumulative translation adjustment                                           65,994         67,441
 Less treasury stock (237,000 sharess at cost)                           (1,139,269)    (1,139,269)
                                                                        -----------    -----------
    Total stockholders' equity                                           22,123,879     15,992,107
                                                                        -----------    -----------
    Total liabilities and stockholders' equity                          $87,471,122    $71,564,786
                                                                        ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                           1997             1996
                                                                         ----------      ----------
Operating revenues:
 Transportation - railroad                                               $4,308,671      $2,593,914
 Manufacturing                                                            4,074,019       3,453,214
 Other                                                                      351,622          96,984
                                                                         ----------      ----------
                                                                          8,734,312       6,144,112
                                                                         ----------      ----------
Operating expenses:
 Transportation - railroad                                                2,239,807         999,383
 Cost of goods sold - manufacturing                                       3,121,049       2,630,935
 Selling, general and administrative                                      1,810,716       1,206,011
 Depreciation and amortization                                              570,637         367,640
                                                                         ----------      ----------
                                                                          7,742,209       5,203,969
                                                                         ----------      ----------
    Operating income                                                        992,103         940,143

 Interest expense                                                          (709,434)       (403,958)
 Other expenses                                                             (93,748)        (20,666)
 Minority interest in consolidasted subsidiary                              (19,440)             --
                                                                         ----------      ----------
    Income from continuing operations before
      income taxes                                                          169,481         515,519
Provision for income taxes                                                   56,813         190,742
                                                                         ----------      ----------
    Income from continuing operations                                       112,668         324,777
Discontinued operations
 Loss from operations of discontinued Motor
  Carrier segment (less applicable income tax
  benefit of $38,000 and $66,000, respectively)                             (61,680)       (112,970)
                                                                         ----------      ----------
      Net Income                                                         $   50,988      $  211,807
                                                                         ==========      ==========

===================================================================================================

Primary earnings per common share
 Continuing operations                                                   $     0.01      $     0.07
 Disconinued operations                                                       (0.00)          (0.02)
                                                                         ----------      ----------
    Net income                                                           $     0.01      $     0.05
                                                                         ==========      ==========

Fully diluted earnings per common share
 Continuing operations                                                   $     0.01      $     0.07
 Disconinued operations                                                       (0.00)          (0.02)
                                                                         ----------      ----------
    Net income                                                           $     0.01      $     0.05
                                                                         ==========      ==========

Weighted average common shares and common
 share equivalents outstanding:
 Primary                                                                  8,198,160       4,680,141
                                                                         ==========      ==========
 Fully Diluted                                                            8,198,160       5,489,542
                                                                         ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                              1997          1996
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income                                                              $    50,988    $   211,807
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                           688,509        508,585
      Minority interest                                                        19,440             --
      Sale of properties                                                           --         70,465
      Employee stock grants                                                        --         48,554
      Deferred income taxes                                                    81,582         90,254
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                   (66,183)      (834,420)
        Inventories                                                          (194,420)      (697,999)
        Other current assets                                                   52,796         73,675
        Accounts payable                                                     (184,943)       726,310
        Income taxes payable                                                       --       (400,000)
        Accrued liabilities                                                   155,142       (321,628)
        Deposits and other                                                     (2,609)       (96,830)
                                                                          -----------    -----------
          Net cash provided by operating activities                           600,302       (621,227)
                                                                          -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                (1,013,424)    (1,481,478)
  Acquisition of 55% of Ferronor                                           (7,389,903)            --
  Deferred acquisition costs and other                                        (70,453)      (101,746)
                                                                          -----------    -----------
          Net cash used in investing activities                            (8,473,780)    (1,583,224)
                                                                          -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases              10,437,800      3,450,479
  Principal payments on debt and capital leases                           (10,905,457)    (3,202,430)
  Sale of common stock                                                      6,176,999             --
  Deferred financing costs                                                    (89,030)            --
  Deferred loan costs                                                         (16,066)        (5,697)
                                                                          -----------    -----------
          Net cash provided by financing activities                         5,604,246        242,352
                                                                          -----------    -----------

Net decrease in cash                                                       (2,269,232)    (1,962,099)
Cash, beginning of period                                                   3,879,972      3,488,866
                                                                          -----------    -----------
Cash, end of period                                                       $ 1,610,740    $ 1,526,767
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

2.       EARNINGS PER SHARE:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       EARNINGS PER SHARE, continued

         For the three months ended March 31, 1996, primary earnings per share is based on the weighted average number of common shares outstanding during the three month period. Fully diluted earnings per share was computed, in addition to the above computation, assuming the conversion of the convertible subordinated notes payable and using the higher of the average market price or the end of the quarter market price. The stock options and warrants outstanding are anti-dilutive and have been excluded from weighted average number of shares outstanding for both basic and fully diluted earnings per share.

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


                                                                                          1997
                                                                                        -------
              Revenue                                                                   $22,053
              Income from continuing operations before income taxes                     $ 1,713
              Net income                                                                $   988
              Net income per share                                                      $  0.12

4.       INVENTORIES:

         Inventories consist of the following as of March 31, 1997 and December 31, 1996:


                                                                           1997                1996
                                                                        -----------         ---------
           Raw materials                                                $ 3,366,156         $ 2,284,683
           Work in process                                                  881,033             635,780
           Finished goods                                                   954,862             881,817
           Replacement or repair parts for equipment
                     and road property                                    1,065,368             381,309
                                                                        -----------         -----------
                                                                          6,267,419           4,183,589
           Less, advances related to materials                           (2,353,444)         (1,079,034)
                                                                        -----------         -----------
           Inventories in excess of contract advances                   $ 3,913,975         $ 3,104,555
                                                                        ===========         ===========

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

         The table below compares the components of the Company's revenues from its domestic railroad operations for the periods shown.

                                                               FOR THE THREE MONTHS ENDED
                                          ----------------------------------------------------------------------
                                                  MARCH 31, 1997                         MARCH 31, 1996
                                          ---------------------------           --------------------------------
                                            GROSS           % CHANGE              GROSS                % CHANGE
                                           REVENUES         FROM 1996            REVENUES              FROM 1995
                                          -----------       ---------           -----------            ---------
Transportation Revenue                    $ 3,631,671         40.0%             $ 2,593,914               67.8%
Other Revenue                                 257,002        221.9%                  79,850              339.8%
                                          -----------                           -----------
Total Revenue                             $ 3,888,673         45.4%             $ 2,673,764               69.2%
                                          ===========                           ===========

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

         OPERATING EXPENSES. The table below is a comparison of operating expenses for the domestic railroads (which do not include interest expense and other expense) for the periods shown.


                                                               FOR THE THREE MONTHS ENDED
                                           -----------------------------------------------------------------------
                                                   MARCH 31, 1997                             MARCH 31, 1996
                                           ------------------------------            -----------------------------
                                                                % CHANGE                                 % CHANGE
                                             EXPENSES           FROM 1996             EXPENSES           FROM 1995
                                           -----------          ---------            -----------         ---------
Maintenance of way                         $   588,368             92.5%             $   305,614            81.5%
Maintenance of equipment                       193,823             14.4%                 169,363           122.2%
Transportation                                 837,644             64.2%                 510,198            40.3%
Equipment rental                               172,151           1111.6%                  14,208           522.4%
Selling, general and
  administrative                               650,469            120.9%                 294,474            99.9%
Depreciation and amortization                  371,601             49.4%                 248,692            38.0%
                                           -----------                               -----------
Total operating expenses                   $ 2,814,056             82.4%             $ 1,542,549           100.3%
                                           ===========                               ===========

         Operating expenses increased by approximately $1.3 million, or 82.4%, from $1.5 million for the three month period ended March 31, 1996 to $2.8 million for the three month period ended March 31, 1997. Maintenance of way expenses increased by approximately $0.3 million, or 92.5%, from $0.3 million for the three month period ended March 31, 1996 to $0.6 million for the three month period ended March 31, 1997 primarily due to certain acquisitions which occurred during the second half of 1996. MNR, which was acquired in December 1996, had maintenance of way expenses of approximately $0.1 million for the three months ended March 31, 1997. CCRR, which was acquired September 1996, had maintenance of way expenses of approximately $0.1 million for the three months ended March 31, 1997. Gettysburg Railway, which was acquired in November 1996, had maintenance of way expenses of approximately $30,000 for the three months ended March 31, 1997. In addition to the above acquisitions, WTLR's maintenance of way expenses increased approximately $34,000 from the first quarter of 1996 to the first quarter of 1997 due to increased track work being performed as part of a maintenance program.

         Maintenance of equipment expenses increased by approximately $24,000, or 14.4%, from

$169,363 for the three month period ended March 31, 1996 to $193,823 for the three month period ended March 31, 1997 primarily due to certain acquisitions which occurred during the second half of 1996.

         Transportation expense increased by approximately $0.3 million, or 64.2%, from $0.5 million for the three month period ended March 31, 1996 to $0.8 million for the three month period ended March 31, 1996 primarily due to certain acquisitions in the second half of 1996. MNR incurred approximately $0.1 million of transportation expenses during the three months ended March 31, 1997. CCRR incurred approximately $0.1 million of transportation expense for the three months ended March 31, 1997. OTVR, which was acquired in October 1996, incurred approximately $63,000 of transportation expense for the three months ended March 31, 1997. Gettysburg Railway incurred approximately $32,000 of transportation expense for the three months ended March 31, 1997. These increases were partially offset by decreases in transportation expenses for HESR and WTLR of approximately $18,000 and $43,000, respectively, due to decreased traffic volume on these rail lines from the first quarter of 1996 to the first quarter of 1997.

         Equipment rental decreased by approximately $158,000, or 1111.6%, from $14,208 for the three month period ended March 31, 1996 to $172,151 for the three month period ended March 31, 1997.

         Selling, general and administrative expenses increased by approximately $0.4 million, or 120.9%, from $0.3 million for the three month period ended March 31, 1996 to $0.7 million for the three month period ended March 31, 1997 primarily due to certain acquisition which occurred during the second half of 1996. MNR incurred general and administrative expenses of approximately $0.1 million for the three months ended March 31, 1997. CCRR incurred general and administrative expenses of approximately $0.2 million for the three months ended March 31, 1997. Gettysburg Railway incurred general and administrative expenses of approximately $41,000 for the three months ended March 31, 1997. OTVR incurred general and administrative expenses of approximately $39,000 for the three months ended March 31, 1997.

         Operating expenses, as a percentage of transportation revenue, were 77.5% and 60.8% for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily due to costs associated with the adverse weather in Minnesota and Michigan during the first quarter of 1997 and start up costs for acquisitions which occurred during the fourth quarter of 1996. Management anticipates that operating expenses as a percentage of revenue will decrease over the next twelve months from the first quarter 1997 level.

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

         FERRONOR. On February 19, 1997, the Company acquired a 55% equity interest in Ferronor, a 1,400 mile regional railroad in the Republic of Chile. The operations of Ferronor have been included in the consolidated operations of the Company effective February 20, 1997. Ferronor had operating revenue of $0.7 million, operating expenses (including depreciation) of $0.6 million and operating income of $0.1 million for the period from February 20, 1997 to March 31, 1997.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

         The following table sets forth the income and expense items of Kalyn for the three months ended March 31, 1997 and 1996 and the percentage relationship of income and expense items to net sales:


                                                             FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------
                                                   MARCH 31, 1997                     MARCH 31, 1996
                                               --------------------                -----------------
Net sales                                      $ 4,074,019   100.0%                $ 3,453,214   100.0%
Cost of goods sold                               3,121,049    76.6%                  2,630,935    76.2%
                                                ----------                          ----------
Gross profit                                       952,970    23.4%                    822,279    23.8%
Selling, general and
  administrative expenses                          400,046     9.8%                    350,487    10.2%
Depreciation and amortization                      115,006     2.9%                    107,687     3.1%
                                                ----------                          ----------
Income from operations                             437,918    10.4%                    364,105    10.5%
Other expenses (net)                              ( 61,895)    1.5%                    (97,604)    2.8%
                                                 ---------                           ----------
Net Income Before Taxes                         $  376,023     8.9%                $   266,501     7.7%
                                                ==========                         ===========

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


                                                      1997                                1996
                                               --------------------                --------------------
Transportation revenue                         $ 1,729,886   100.0%                $ 1,718,791   100.0%
                                               -----------                         -----------
Direct operating expenses                        1,524,534    88.1%                  1,590,355    92.5%
Selling, general and administrative
    expenses                                       144,262     8.3%                    165,103     9.6%
Depreciation and amortization                       93,733     5.4%                     87,523     5.1%
                                                ----------                          ----------
Total operating expenses                         1,762,529   101.9%                  1,842,981   107.2%
                                               -----------                          ----------
Operating loss                                  $  (32,643)   (1.9%)                $ (124,190)  (7.2%)
                                                ===========                         ===========

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

         The Company's cash provided by operating activities was $0.6 million for the three month period ended March 31, 1997.

         Cash used in investing activities was $8.5 million for the three month period ended March 31, 1997. The Company's main use of cash during the first quarter of 1997 was for the purchase of a 55% equity interest in Ferronor. In addition, property, plant and equipment increased $0.3 million during the first quarter of 1997 primarily due to the purchase of locomotives and improvements made to the Company's various rail lines offset by depreciation taken in the first quarter of 1997.

         The Company's cash provided by financing activities was $5.6 million for the three month period ended March 31, 1997 consisting of the net proceeds of approximately $4.6 million from the issuance of 1,670,000 shares of the Company's common stock in a private placement transaction completed in January 1997 and net proceeds of approximately $1.1 million from the conversion of a portion of the Company's Class B Warrants.

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

         As of March 31, 1997, the Company had a working capital deficit of $0.5 million compared to working capital of $5.1 million as of December 31, 1996. The decrease in working capital was primarily due to the inclusion of Ferronor in the consolidated balance sheet. Cash on hand as of March 31, 1997 was $1.6 million compared to $3.9 million as of December 31, 1996. The decrease in cash from December 31, 1996 to March 31, 1997 is due primarily to the purchase of an equity interest in Ferronor in February 1997 and paydown on the Company's Revolver. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

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

------------------

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

                                              RAILAMERICA, INC.



Date: April 23, 1998



                                               By: /s Gary O. Marino
                                                   ----------------------------
                                               Gary O. Marino, on behalf of the
                                               Company as Chairman, and as
                                               Chief Executive Officer
                                               (Principal Financial Officer)