Form 10-Q/A
period 1997-06-30
RAILAMERICA INC /DE
filed 1998-04-27
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
            ---    ----

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

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                                                          June 30,     December 31,
                                                                           1997           1996
                                                                        -----------    -----------
                              ASSETS                                    (Unaudited)
Current assets:
 Cash                                                                   $ 1,614,565    $ 3,879,972
 Accounts receivable                                                      7,499,232      4,575,958
 Inventories                                                              3,465,239      3,104,555
 Other current assets                                                       809,910        462,867
                                                                        -----------    -----------
    Total current assets                                                 13,388,946     12,023,352

Property, plant and equipment net                                        72,932,251     54,148,966

Other, net                                                                2,605,303      2,426,615

Excess of cost over net assets of companies acquired, net                 2,875,835      2,965,853
                                                                        -----------    -----------
    Total assets                                                        $91,802,335    $71,564,786
                                                                        ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                   $ 2,021,716    $ 1,752,926
 Current maturities of subordinated debt                                    212,392        212,392
 Accounts payable                                                         7,237,460      3,162,953
 Accrued expenses and income taxes payable                                2,821,563      1,811,739
                                                                        -----------    -----------
    Total current liabilites                                             12,293,131      6,940,010
                                                                        -----------    -----------
Long-term debt, less current maturities                                  39,819,843     38,401,119
                                                                        -----------    -----------
Subrodinated debt, less current maturities                                3,371,686      3,477,882
                                                                        -----------    -----------
Deferred income taxes                                                     6,906,763      6,753,668
                                                                        -----------    -----------
Minority interest in Consolidated Subsidiary                              5,500,500             --
                                                                        -----------    -----------
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 1,000,000
 shares authorized                                                               --             --
Stockholders' equity:
 Common stock, $.01 par value, 30,000,000 shares authorized;
  8,694,620 issued and 8,457,620 outstanding at June 30, 1997;
  6,125,410 issued and 5,888,410 outstanding at December 31, 1996             8,694          6,125
 Additional paid-in capital                                              21,700,023     11,773,036
 Common stock subscribed                                                         --      2,340,000
 Retained earnings                                                        3,332,319      2,944,774
 Cumulative translation adjustment                                            8,645         67,441
 Less treasury stock (237,000 sharess at cost)                           (1,139,269)    (1,139,269)
                                                                        -----------    -----------
    Total stockholders' equity                                           23,910,412     15,992,107
                                                                        -----------    -----------
    Total liabilities and stockholders' equity                          $91,802,335    $71,564,786
                                                                        ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           For the six and three months ended June 30, 1997 and 1996
                                  (Unaudited)



                                                         Three months ended June 30,          Six months ended June 30,
                                                         ----------------------------       -----------------------------
                                                             1997            1996              1997               1996
                                                         -----------       ----------       -----------       -----------
Operating revenues:
  Transportation - railroads - domestic                  $ 3,717,649       $2,095,948       $ 7,349,320       $ 4,762,528
  Transportation - railroad - international                1,649,000                -         2,326,000                 -
  Manufacturing                                            5,957,057        4,688,006        10,031,076         8,141,220
  Other                                                      272,597          744,892           624,219           841,876
                                                         -----------       ----------       -----------       -----------
                                                          11,596,303        7,528,846        20,330,615        13,745,624
                                                         -----------       ----------       -----------       -----------
Operating expenses:
  Transportation - railroads - domestic                    1,893,778        1,017,107         3,685,764         2,072,778
  Transportation - railroad - international                1,060,000                -         1,507,821                 -
  Cost of goods sold - manufacturing                       4,180,183        3,637,295         7,301,232         6,268,230
  Selling, general and administrative                      2,338,471        1,331,294         4,149,187         2,565,046
  Depreciation and amortization                              673,168          387,402         1,243,805           749,025
                                                         -----------       ----------       -----------       -----------
                                                          10,145,600        6,373,098        17,887,809        11,655,079
                                                         -----------       ----------       -----------       -----------

        Operating income                                   1,450,703        1,155,748         2,442,806         2,090,545

  Interest expense                                          (823,739)        (455,526)       (1,533,173)         (860,344)
  Other expenses                                               1,420          (19,193)          (92,328)          (39,859)
  Minority interest in consolidated subsidiary               (66,060)               -           (85,500)                -
                                                         -----------       ----------       -----------       -----------

        Income from continuing operations before
            income taxes                                     562,324          681,029           731,805         1,190,342
 Provision for income taxes                                  198,528          252,000           255,341           440,000
                                                         -----------       ----------       -----------       -----------
        Income from continuing operations                    363,796          429,029           476,464           750,342
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $31,000 and $61,000, respectively, and
     benefit of $68,000 and $125,000, respectively)          (49,406)        (102,719)         (111,086)         (212,225)
                                                         -----------       ----------       -----------       -----------
             Net Income                                  $   314,390       $  326,310       $   365,378       $   538,117
                                                         ===========       ==========       ===========       ===========

=========================================================================================================================

Primary earnings per common share
    Continuing operations                                $      0.04       $     0.09       $      0.06       $      0.15
    Discontinued operations                                    (0.00)           (0.02)            (0.01)            (0.03)
                                                         -----------       ----------       -----------       -----------
        Net income                                       $      0.04       $     0.07       $      0.05       $      0.12
                                                         ===========       ==========       ===========       ===========

Fully diluted earnings per common share
    Continuing operations                                $      0.04       $     0.09       $      0.06       $      0.14
    Discontinued operations                                    (0.00)           (0.02)            (0.01)            (0.03)
                                                         -----------       ----------       -----------       -----------
        Net income                                       $      0.04       $     0.07       $      0.05       $      0.11
                                                         ===========       ==========       ===========       ===========

Weighted average common shares and common
    share equivalents outstanding:
    Primary                                                8,584,367        5,665,998         8,391,264         5,664,208
                                                         ===========       ==========       ===========       ===========
    Fully Diluted                                          9,393,768        6,475,399         9,200,665         6,473,609
                                                         ===========       ==========       ===========       ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                              1997          1996
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income                                                              $   365,378    $   538,117
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         1,570,169      1,030,200
      Minority interest                                                        85,500             --
      Gain on sale of properties                                              (21,938)      (605,545)
      Employee stock grants                                                        --         48,554
      Deferred income taxes                                                   175,261        291,780
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                (2,164,274)    (1,460,631)
        Inventories                                                           254,316         95,560
        Other current assets                                                 (172,043)      (101,258)
        Accounts payable                                                      516,507        237,252
        Income taxes payable                                                 (105,538)      (400,000)
        Accrued liabilities                                                   257,362       (175,227)
        Deposits and other                                                      2,709        (64,429)
                                                                          -----------    -----------
          Net cash provided by operating activities                           763,409       (565,627)
                                                                          -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                (2,929,696)    (3,267,213)
  Acquisition of 55% of Ferronor                                           (7,389,903)            --
  Proceeds from sales of properties                                           163,600        937,702
  Deferred acquisition costs and other                                       (147,248)      (295,511)
                                                                          -----------    -----------
          Net cash used in investing activities                           (10,303,247)    (2,625,022)
                                                                          -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and capital leases              17,299,269      6,793,680
  Principal payments on debt and capital leases                           (17,248,495)    (5,643,574)
  Sale of common stock                                                      7,589,345             --
  Purchase of treasury stock                                                       --        (71,003)
  Deferred financing costs                                                    (90,833)            --
  Deferred loan costs                                                        (274,855)        (5,987)
                                                                          -----------    -----------
          Net cash provided by financing activities                         7,274,431      1,073,116
                                                                          -----------    -----------

Net decrease in cash                                                       (2,265,407)    (2,117,533)
Cash, beginning of period                                                   3,879,972      3,488,866
                                                                          -----------    -----------
Cash, end of period                                                       $ 1,614,565    $ 1,371,333
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