Form 10-Q
period 1998-03-31
RAILAMERICA INC /DE
filed 1998-05-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1998


                           Commission File No. 0-20618


                                RAILAMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                              65-0328006
------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)


             301 YAMATO ROAD, SUITE 1190, BOCA RATON, FLORIDA 33431
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (561) 994-6015
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

Common Stock, par value $.001 - 9,479,957 shares as of May 12, 1998

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                                                                              PAGE NO.
                                                                                              --------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - March 31, 1998 and
              December 31, 1997                                                                   1

              Consolidated Statements of Income - For the three months
              ended March 31, 1998 and 1997                                                       2

              Consolidated Statements of Cash Flows - For the three
              months ended March 31, 1998 and 1997                                                3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       7

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K                                                   17

              Signatures



                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   March 31,          December 31,
                                                                                      1998                1997
                                                                                 -------------       -------------

Current assets:
  Cash                                                                           $   4,273,586       $   3,745,534
  Accounts receivable                                                                9,633,934           8,388,291
  Notes receivable                                                                     814,316           1,103,409
  Inventories                                                                       10,101,472           5,013,106
  Other current assets                                                                 781,410             497,207
                                                                                 -------------       -------------
        Total current assets                                                        25,604,718          18,747,547

Property, plant and equipment, net                                                  82,329,078          74,900,836

Notes receivable, less current portions                                              1,336,037           1,339,169
Investment in Great Southern Railway Limited                                         1,789,995           1,789,995
Other assets                                                                         3,076,117           2,021,433
Excess of cost over net assets of companies acquired, net                            2,182,740           2,036,023
                                                                                 -------------       -------------
        Total assets                                                             $ 116,318,685       $ 100,835,003
                                                                                 =============       =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $   5,202,643       $   3,923,036
  Current maturities of subordinated debt                                              212,392             212,392
  Accounts payable                                                                  13,088,318           6,084,119
  Accrued expenses and income taxes payable                                          3,906,263           3,327,497
                                                                                 -------------       -------------
        Total current liabilities                                                   22,409,616          13,547,044
                                                                                 -------------       -------------
Long-term debt, less current maturities                                             46,560,677          43,875,163
Subordinated debt, less current maturities                                           3,212,392           3,265,490
Deferred income taxes                                                                7,310,547           7,067,237
Minority interest                                                                    6,528,143           6,266,243
Commitments and Contingencies
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
     9,608,819 issued and 9,337,630 outstanding at March 31, 1998;
     9,129,564 issued and 8,858,375 outstanding at December 31, 1997                     9,609               9,130
  Additional paid-in capital                                                        25,628,221          23,350,732
  Retained earnings                                                                  5,486,612           4,883,973
  Accumulated other Comprehensive Income                                               618,250              15,373
  Less treasury stock (271,189 shares at cost, respectively)                        (1,445,382)         (1,445,382)
                                                                                 -------------       -------------
        Total stockholders' equity                                                  30,297,310          26,813,826
                                                                                 -------------       -------------
        Total liabilities and stockholders' equity                               $ 116,318,685       $ 100,835,003
                                                                                 =============       =============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                  1998               1997
                                                             ------------       ------------
Operating revenues:
  Transportation - railroad                                  $  5,581,127       $  4,308,671
  Manufacturing                                                 8,582,725          4,074,019
  Other                                                           272,133            351,622
                                                             ------------       ------------
          Total operating revenue                              14,435,985          8,734,312
                                                             ------------       ------------
Operating expenses:
  Transportation - railroad                                     2,778,604          2,239,807
  Cost of goods sold - manufacturing                            6,191,757          3,121,049
  Selling, general and administrative                           2,745,892          1,810,716
  Depreciation and amortization                                   701,526            570,637
                                                             ------------       ------------
          Total operating expenses                             12,417,779          7,742,209
                                                             ------------       ------------
        Operating income                                        2,018,206            992,103

  Interest expense                                               (993,178)          (709,434)
  Other income (expense)                                          151,465            (93,748)
  Minority interest in income of subsidiary                      (261,900)           (19,440)
                                                             ------------       ------------
        Income from continuing operations before
            income taxes                                          914,593            169,481
 Provision for income taxes                                       246,715             56,813
                                                             ------------       ------------
        Income from continuing operations                         667,878            112,668
Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $44,000 and $38,000, respectively)                (65,241)           (61,680)
                                                             ------------       ------------
             Net Income                                      $    602,637       $     50,988
                                                             ============       ============


=============================================================================================

Basic earnings per common share
    Continuing operations                                    $       0.07       $       0.01
    Discontinued operations                                         (0.00)             (0.00)
                                                             ============       ============
        Net income                                           $       0.07       $       0.01
                                                             ============       ============

Diluted earnings per common share
    Continuing operations                                    $       0.07       $       0.01
    Discontinued operations                                         (0.01)             (0.00)
                                                             ============       ============
        Net income                                           $       0.06       $       0.01
                                                             ============       ============

Weighted average common shares and common
    share equivalents outstanding:
    Basic                                                       9,184,636          7,514,538
                                                             ============       ============
    Diluted                                                    10,262,575          7,955,216
                                                             ============       ============




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                   1998               1997
                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                  $    602,637       $     50,988
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                885,175            688,509
      Minority interest in income of subsidiary                    261,900             19,440
      Gain on sale of properties                                    (7,436)                --
      Deferred income taxes                                       (196,486)            81,582
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                       (204,373)           (66,183)
        Inventories                                             (3,354,847)          (194,420)
        Other current assets                                      (272,983)            52,796
        Accounts payable                                         5,374,206           (184,943)
        Accrued expenses                                           471,882            155,142
        Deposits and other                                         773,302             (2,609)
                                                              ------------       ------------
          Net cash provided by operating activities              4,332,977            600,302
                                                              ------------       ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                    (5,713,008)        (1,013,424)
  Proceeds from sale of properties                                  47,159                 --
  Acquisitions, net of cash acquired                            (1,722,428)        (7,389,903)
  Deferred acquisition costs and other                             (80,191)           (70,453)
                                                              ------------       ------------
          Net cash used in investing activities                 (7,468,468)        (8,473,780)
                                                              ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      11,877,485         10,437,800
  Principal payments on debt and capital leases                 (9,884,095)       (10,905,457)
  Sale of common stock                                             940,050          6,176,999
  Proceeds from exercise of stock options                          755,175                 --
  Deferred financing costs paid                                       (873)           (89,030)
  Deferred loan costs paid                                         (24,199)           (16,066)
                                                              ------------       ------------
          Net cash provided by financing activities              3,663,543          5,604,246
                                                              ------------       ------------

Net increase (decrease) in cash                                    528,052         (2,269,232)
Cash, beginning of period                                        3,745,534          3,879,972
                                                              ------------       ------------
Cash, end of period                                           $  4,273,586       $  1,610,740
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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 1997 annual report on Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's 1997 annual report on Form 10-K.

 2.      EARNINGS PER SHARE:

         In 1997, the Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share. For the three months ended March 31, 1998 and 1997, basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. The convertible debt is anti-dilutive for the three months ended March 31, 1997 and is therefore not included in the computation. Earnings per share information for 1997 has been restated to conform to the requirements of the standard.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation (in thousands):

                                                                    1998      1997
                                                                    ----      ----
              Income from continuing operations                     $668      $113
              Interest from convertible debt                          38        --
                                                                    ----      ----
              Income from continuing operations
              available to common stockholders                      $706      $113
                                                                    ====      ====

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 2.      EARNINGS PER SHARE, continued

                                                                    1998        1997
                                                                   ------      ------
              Weighted average shares outstanding                   9,185       7,515
              Assumed conversion of options and warrants              269         440
              Assumed conversion of convertible debt                  809          --
                                                                   ------      ------
              Weighted average shares outstanding                  10,263       7,955
                                                                   ======      ======


 3.      ACQUISITION

         In January 1998, the Company acquired, through its wholly owned subsidiary Kalyn/Siebert, Inc. all of the outstanding stock of Canadian truck trailer manufacturer Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex") for approximately $1.5 million in cash and 70,000 shares of RailAmerica common stock and assumption of approximately $1.0 million of long-term debt. Fabrex's operations have been combined into Kalyn/Siebert Canada, Inc. ("KSC"), a wholly owned subsidiary of Kalyn/Siebert, Inc. This acquisition has been accounted for as a purchase and its results have been consolidated since January 1, 1998.

         Fabrex, located in Trois Rivieres, Quebec, a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries, was founded in 1985.

 4.      INVENTORIES:

         Inventories consist of the following as of March 31, 1998 and December 31, 1997.

                                                                      1998                1997
                                                                   ------------       ------------
              Raw materials                                        $  5,819,260       $  3,404,234
              Work in process                                         1,561,071          1,109,318
              Finished goods                                          1,313,520            300,853
              Replacement or repair parts for equipment
                        and road property                             2,206,965          1,054,830
                                                                   ------------       ------------
                                                                     10,900,816          5,869,235
              Less, advances related to materials                      (799,344)          (856,129)
                                                                   ------------       ------------
              Inventories in excess of contract advances           $ 10,101,472       $  5,013,106
                                                                   ============       ============


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 5.      INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor.

 6.      DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months ended March 31, 1998 and 1997.

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         1998          1997
                                                       -------       -------
                                                            (Thousands)
              Revenues                                 $ 1,827       $ 1,774
              Depreciation and amortization                 95            94
              Operating income (loss)                      (35)          (49)
              Loss before taxes                           (105)         (100)
              Benefit for income taxes                      40            38
              Net loss                                 $   (65)      $   (62)


           Net assets of the discontinued business held for sale at March 31, 1998 consisted of current assets of $0.8 million, noncurrent assets of $4.2 million, and total liabilities of $3.7 million.

 7.        SUBSEQUENT EVENTS:

           In April 1998, the Company acquired, through its wholly-owned subsidiary Saginaw Valley Railway Company, a 51 mile rail line in Michigan from CSX Transportation.

           In April 1998, Kalyn purchased a 105,000 square foot manufacturing facility in Trois Rivieres, Quebec for approximately $1.2 million.


 8.        Comprehensive Income:

           On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity.

           For the Company, other comprehensive income consist of foreign currency translation adjustments that amounted to credits of $602,877 and $15,373 for the three months ended March 31, 1998 and 1997, respectively. Comprehensive income for the three months ended March 31, 1998 and 1997 amounted to $1,205,514 and $66,361, respectively.
           The Cumulative Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The principal operations of RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") include the operation of short line and regional railroads and trailer manufacturing. The Company hauls varied products for its customers corresponding to their local operating areas, which historically have consisted primarily of agricultural commodities. The Company's trailer production facility, located in Texas, manufactures a broad range of specialty truck trailers which are marketed to a customer base in the commercial and government sectors.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in February 1997, the Company purchased a majority interest in the stock of Empresa de Transporte Ferrovario S.A. ("Ferronor"), a railroad serving northern Chile with approximately 1,400 miles of rail line. Additionally, the Company acquired a 60 mile rail line in and around Hinckley, Minnesota. The Company began operation of the rail line September 8, 1997, through its wholly-owned subsidiary St. Croix Valley Railroad Company ("SCXY"). The number of miles of track operated by RailAmerica has grown to approximately 950 miles in the United States and 2,350 miles worldwide at March 31, 1998. The Company expanded its trailer manufacturing operations with the acquisition of Fabrex, Inc and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex"), in January 1998. Fabrex, located in Trois Rivieres, Quebec, is a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries.

         The Company has added railroad properties to its portfolio primarily through the acquisition of branch and light density rail lines from larger railroads. Because of the acquisitions and variations in the structure, timing and size of portfolio additions, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in any other reporting period.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and corporate overhead and other.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,350 miles of rail lines as of March 31, 1998. These consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company is negotiating to purchase from the Commonwealth of Pennsylvania and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a lease with the Wilmington & Northern Railroad Company;
(vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line which it owns and 4 miles of trackage rights in West Texas; (viii) 131 miles of rail line which it owns in the state of Washington; (ix) 72 miles of rail line which it owns in central Minnesota; (x) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (xi) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; and (xii) 1,400 miles of rail line in northern Chile.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in each customer's local operating area. The Company's haulage of products in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in Chile consists of copper, iron ore, limestone and other commodities.

RESULTS OF RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the three months ended March 31, 1998 and 1997. The results of railroad operations include the operations of Evansville Terminal Company ("ETC") from July 1, 1996 to September 30, 1997, Gettysburg Railway from November 1996 to September 1997, Ferronor from February 20, 1997 and SCXY from September 8, 1997. As a result, the results of operations for the three months ended March 31, 1998 are not comparable to the corresponding period of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless otherwise indicated.

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                               --------------------------
                                                 1998             1997
                                               ----------      ----------
Revenue:
       Transportation revenue                  $3,474,127      $3,631,671
       Other revenue                              124,533         257,002
                                               ----------      ----------
Total revenue                                   3,598,660       3,888,673
                                               ----------      ----------
Operating Expenses:
       Maintenance of way                         525,888         588,368
       Maintenance of equipment                   184,476         193,823
       Transportation                             822,608         837,644
       Equipment rental                            78,170         172,151
       General and administrative                 651,519         650,469
       Depreciation and amortization              354,244         371,601
                                               ----------      ----------
Total operating expenses                        2,616,905       2,814,056
                                               ----------      ----------
Operating income                                  981,755       1,074,617
Interest and other expenses                       698,236         669,197
                                               ----------      ----------
Income before income taxes                     $  283,519      $  405,420
                                               ==========      ==========

COMPARISON OF RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

         OPERATING REVENUES. Transportation revenue decreased by $0.2 million, or 4.4%, to $3.5 million for the three months ended March 31, 1998 from $3.6 million for the three months ended March 31, 1997. The domestic transportation revenue per carload decreased from $327 to $320 primarily due to the difference in product mix hauled between 1998 and 1997. Domestic carloads handled totaled 10,841 for the three months ended March 31, 1998, a decrease of 260, or 2.3%, compared to 11,101 carloads in the prior year period. The decrease was primarily the result of low grain prices, which resulted in grain being stored and not shipped.

       Other revenues decreased by approximately $0.1 million for the three months ended March 31, 1998 compared to the prior year period. Other revenues for the three months ended March 31, 1998 and 1997 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

       OPERATING EXPENSES. Operating expenses decreased by approximately $0.2 million, or 7.0%, to $2.6 million for the three months ended March 31, 1998 from $2.8 million for the three months ended March 31, 1997. Operating expenses, as a percentage of transportation revenue, were 75.3% and 77.5% for the three months ended March 31, 1998 and 1997, respectively.

       Maintenance of way expenses decreased by approximately $0.1 million, or 10.6%, to $0.5 million for the three months ended March 31, 1998 from $0.6 million for the three months ended March 31, 1997.

       Maintenance of equipment expenses remained fairly constant at $0.2 million for the three months ended March 31, 1998 and 1997.

       Transportation expense remained fairly constant at $0.8 million for the three months ended

March 31, 1998 and 1997.

       Equipment rental decreased by approximately $0.1 million, or 54.6%, to $0.1 million for the three months ended March 31, 1998 from $0.2 million for the three months ended March 31, 1997. The decrease was primarily due to fewer carloads moving during the period and better utilization of the Company's rail car fleet.

       Selling, general and administrative expenses remained fairly constant at $0.7 million for the three months ended March 31, 1998 and 1997.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $29,000, or 4.3%, to $698,000 for the three months ended March 31, 1998 from $669,000 for the three months ended March 31, 1997.

       FERRONOR. In February 1997, the Company, through a newly formed, wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"), a Chilean transportation and distribution company.

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

       The operations of Ferronor are included in the consolidated operations of the Company from March 1, 1997. As a result, the results of operations for the three months ended March 31, 1998 are not comparable to the corresponding period of the prior year in certain material respects.

       The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated.

                                                    FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                               -----------       -----------
                                                   1998             1997
                                               -----------       -----------
Revenue:
       Transportation revenue                  $ 2,107,000       $   677,000
       Other revenue                                21,000                --
                                               -----------       -----------
Total revenue                                    2,128,000           677,000
                                               -----------       -----------
Operating Expenses:
       Transportation                            1,118,000           447,821
       General and administrative                  446,127            91,000
       Depreciation and amortization                96,000            44,305
                                               -----------       -----------
Total operating expenses                         1,660,127           583,126
                                               -----------       -----------
Operating income                                   467,873            93,874
Other income (expense)                              85,629           (50,674)
Minority interest in earnings                     (261,900)          (19,440)
                                               -----------       -----------
Income before income taxes                     $   291,602           $23,760
                                               ===========       ===========

         OPERATING REVENUES. Transportation revenue increased by $1.4 million, or 211.2%, to $2.1 million for the three months ended March 31, 1998 from $0.7 million for the three months ended March 31, 1997. Ferronor's carloads handled totaled 9,037 for the three months ended March 31, 1998, an increase of 6,869, or 316.8%, compared to 2,168 carloads in the three months ended March 31, 1997. The increase was due to the prior year period only including one month. In addition, Ferronor began moving iron ore out of the El Algarrabo mine in late March 1998. This move is expected to significantly increase Ferronor's carloadings.

       OPERATING EXPENSES. Operating expenses increased by approximately $1.1 million, or 184.6%, to $1.7 million for the three months ended March 31, 1998 from $0.6 million for the three months ended March 31, 1997. Operating expenses, as a percentage of transportation revenue, were 78.8% and 86.1% for the three months ended March 31, 1998 and 1997, respectively. The improvement is primarily due to cost reduction implemented by the Company including reduction in employees.

       OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.1 million, or 269%, to $0.1 million for the three months ended March 31, 1998 from $(0.1) million for the three months ended March 31, 1997.

TRAILER MANUFACTURING OPERATIONS

       The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("Kalyn") for the periods indicated and Kalyn/Siebert Canada ("KSC") from January 1, 1998. As a result, the results of operations for the three months ended March 31, 1998 are not comparable to the prior year period in certain material respects.

       Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies. Government sales represented approximately 52.9% of Kalyn's sales for the first three months of 1998 and 41.6% of total manufacturing sales for the first three months of 1998. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next several years based upon contracts that Kalyn entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

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

       KSC's manufacturing operations are currently being conducted out of a 45,000 square foot facility. In April 1998, KSC purchased a 105,000 square foot manufacturing facility located adjacent to its current facility. KSC plans to start production in the new facility in the second quarter of 1998.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

       The following table sets forth the income and expense items for the three months ended March 31, 1998 and 1997 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                      FOR THE THREE MONTHS ENDED
                                         ---------------------------------------------------
                                               MARCH 31, 1998              MARCH 31, 1997
                                         -----------------------     -----------------------

Net sales                                $8,582,725        100.0%    $4,074,019        100.0%
Cost of goods sold                        6,191,757         72.1%     3,121,049         76.6%
                                         ----------      -------     ----------      -------
Gross profit                              2,390,968         27.9%       952,970         23.4%
Selling general and
  administrative expenses                   788,738          9.2%       400,046          9.8%
Depreciation and amortization               195,580          2.3%       115,006          2.9%
                                         ----------      -------     ----------      -------
Income from operations                    1,406,650         16.4%       437,918         10.4%
Interest and other expenses                  70,687          0.8%        61,895          1.5%
                                         ----------      -------     ----------      -------
Net Income Before Taxes                  $1,335,963         15.6%    $  376,023          8.9%
                                         ==========      =======     ==========      =======



         NET SALES. Net sales increased by approximately $4.5 million, or 110.7%, to $8.6 million for the three months ended March 31, 1998 from $4.1 million for the three months ended March 31, 1997. The net sales increase consisted of $1.8 million in sales from KSC in 1998 and an increase of

$2.7 million in Kalyn's sales. Kalyn sold 198 trailers for the three months ended March 31, 1998 and 144 trailers for the three months ended March 31, 1997. The increase in Kalyn's sales volume increased net sales by approximately $1.6 million from the first quarter of 1997 to the first quarter of 1998. Kalyn's average price per trailer sold was approximately $32,800 for the three months ended March 31, 1998 and $27,150 for the three months ended March 31, 1997. The increase in average price per trailer increased Kalyn's sales by approximately $1.1 million. Sales to governmental agencies represented 41.6% and 31.6% of net sales for the three months ended March 31, 1998 and 1997, respectively. Kalyn's increase in sales for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was principally due to an increase in government contract production. The trailer manufacturing division had a backlog of orders consisting of approximately $23.1 million at March 31, 1998 compared to $12.7 million at March 31, 1997.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $3.1 million, or 98.4% to $6.2 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. The cost of goods sold increase consisted of $1.5 million from KSC in 1998 and an increase of $1.6 million in Kalyn's cost of goods sold. Cost of goods sold was 72.1% of net sales for the three months ended March 31, 1998 compared to 76.6% for the three months ended March 31, 1997. KSC's and Kalyn's cost of goods sold were 80.0% and 70.0%, respectively for the three months ended March 31, 1998. The decrease in Kalyn's cost of goods sold was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1998. Additionally, government orders represented a higher percentage of the sales in 1998 than in 1997. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $0.4 million, or 97%, to $0.8 million for the three months ended March 31, 1998 from $0.4 million for the three months ended March 31, 1997, but decreased slightly as a percentage of net sales. KSC's selling, general and administrative expenses were $0.2 million for 1998, while Kalyn's selling, general and administrative expenses increased $0.2 million from the three months ended March 31, 1997 to the three months ended March 31, 1998.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $0.2 million, or 35.5%, to $0.9 million for the three months ended March 31, 1998 from $0.7 million for the three months ended March 31, 1997. The increase was related to the additional costs incurred to manage the subsidiaries acquired since the second quarter of 1997 and to strengthen the management team in order to handle the Company's current and anticipated growth.

         RAILAMERICA EQUIPMENT CORPORATION ("REC"). REC leases railroad equipment to various railroads and shippers. Operating revenue increased by $32,000 to $133,000 for the three months ended March 31, 1998 from $101,000 for the three months ended March 31, 1997. Operating income decreased slightly to $30,000 for the three months ended March 31, 1998 from $48,000 for the three months ended March 31, 1997. The decrease in operating income was primarily due to additional maintenance work that was performed during the three months ended March 31, 1998.

         MOTOR CARRIER OPERATIONS (DISCONTINUED OPERATIONS). The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the three months ended March 31, 1998 and 1997. Since the Company's acquisition of Steel City Carriers, in February 1995, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management anticipates selling either substantially all of the assets or the stock of the Company's motor carrier subsidiaries within the near future.

         Loss from discontinued operations increased by approximately $3,000, or 5%, to $65,000 for the three months ended March 31, 1998 from $62,000 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $4.3 million for the three months ended March 31, 1998. The increase was primarily due to the net income and increase in accounts payable partially offset by an increase in inventory.

         Cash used in investing activities was $7.5 million for the three months ended March 31, 1998. The Company's main use of cash during the first three months of 1998 was for the purchase of property, plant and equipment with an aggregate cost of $5.7 million. Over $4 million of these purchases were by Ferronor to upgrade its track in anticipation of the new contracts which will begin in the second half of 1998. In addition, the acquisition of Fabrex used $1.7 million in cash.

         The Company's cash provided by financing activities was $3.7 million for the three months ended March 31, 1998 consisting of the net proceeds of approximately $0.9 million from exercise of warrants and $0.8 million from the exercise of stock options. In addition, the Company's net borrowings increased by $2.0 million primarily due to the above mentioned capital expenditures at

Ferronor.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for many of the Company's subsidiaries. Certain of this indebtedness was refinanced through the Company's revolving line of credit (the "Revolver") with National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.5% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company and certain of its subsidiaries.

         On May 3, 1997, the Revolver was increased from $25 million to $40 million by National Bank of Canada and Comerica Bank N.A. at which time the maturity date was extended to May 2000. Further, the Company accepted a commitment letter from National Bank of Canada as agent for Comerica and Southtrust Bank, N.A. in March 1998 to increase the Revolver to $55 million. The increase is anticipated to close in May 1998.

         As of March 31, 1998, the Company had working capital of $3.2 million compared to working capital of $5.2 million as of December 31, 1997. The decrease was primarily due to the short-term financing of the Ferronor capital projects described below. The Company anticipates rolling this short-term financing into long-term financing during the second quarter of 1998. Cash on hand as of March 31, 1998 was $4.3 million compared to $3.7 million as of December 31, 1997. The Company's cash flows from operations have been historically sufficient to meet its ongoing operating requirements and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.8 million and capital expenditures at Kalyn of approximately $250,000. In addition, the Company anticipates capital expenditures of approximately $23.6 million over the next three years related to Ferronor's new 20-year take-or-pay contract with CMH. The Company anticipates paying for this project expansion with debt financing. The Company also is in the process of purchasing and equipping an additional facility in Quebec, Canada for its newly purchased specialty trailer manufacturer. The costs of this project are estimated at $2.1 million. The Company anticipates this project will be funded with debt. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. The Revolver allows acquisition loan advances of up to $35 million for such acquisitions. As of May 1, 1998, the Company had approximately $6.5 million of availability under the Revolver. As noted above, it is anticipated that the increase in availability under the Revolver to $55 million will occur in May 1998, allowing additional availability for potential future acquisitions.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              3.1    Amended and Restated Articles of Incorporation of
                     Registrant(6)

              3.2 By-laws of Registrant(1) 4.1 Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between the Registrant and American Stock Transfer & Trust Company(15)

              4.4    Series A Convertible Subordinated Debentures(4)

              10.14  RailAmerica, Inc. 1992 Stock Option Plan(1)+

              10.23 Loan Agreement among RailAmerica, Inc., South Central Tennessee Railroad Corporation, South Central Tennessee Railroad Company, Inc. and Charter Financial, Inc., dated as of December 31, 1993(2)

              10.32 Stock Purchase Agreement between Steel City Truck Lines Limited, Josef Bichler and RailAmerica, Inc. dated December 19, 1994(7)

              10.33 Stock Purchase Agreement between 823215 Ontario, Inc. and RailAmerica, Inc. dated February 6, 1995(7)

              10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert Incorporated(3)

              10.37 Stock Purchase Agreement, dated July 11, 1995, among RailAmerica, Inc., Brain E. Muir, Elli M.A. Mills and Kimberly Hughes, Prairie Holding Corporation and Dakota Rail, Inc.(4)

              10.39 Loan Agreement, dated September 29, 1995, by and between RailAmerica, Inc., Kalyn/Siebert Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc. and National Bank of Canada(6)

              10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(7)

              10.41 Employment Agreement between Gary O. Marino and RailAmerica, Inc.+

              10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino(6)+

              10.44  RailAmerica, Inc. 1995 Stock Incentive Plan(13)+

              10.45 RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(6)

              10.46  RailAmerica, Inc. 1995 Employee Stock Purchase Plan(6)

              10.47  RailAmerica, Inc. Corporate Senior Executive Bonus Plan(6)+

              10.49 Purchase and Sale Agreement dated November 30, 1995, by and between CSX Transportation, Inc. and Saginaw Valley Railway Company, Inc.(7)

              10.50 Stock Purchase Agreement dated October 1, 1995 by and between RailAmerica, Inc. and the holders of all the issued and outstanding shares of the Company's Preferred Stock(7)

              10.51 Asset Purchase Agreement dated January 26, 1996 by and between TEMCO

                     Corporation and RailAmerica Equipment Corporation(7)

              10.52 Agreement of Sale dated July 18, 1996 by and between the Commonwealth's Department of Transportation and Delaware Valley Railway Company, Inc., a wholly-owned subsidiary of RailAmerica, Inc.(8)

              10.53 Agreement entered into by and between R. Frank Unger, Trustee of Sagamore National Corporation, Indiana HiRail Corporation and RailAmerica, Inc.(8)

              10.54 Asset Purchase Agreement, dated August 5, 1996, by and among Burlington Northern Railroad Company and Cascade and Columbia River Railroad Company, a subsidiary of RailAmerica, Inc.(9)

              10.55 Confidential Private Placement Memorandum dated September 20, 1996.(10)

              10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(11)

              10.57 Commitment letter relating to $40,000,000 Revolving Line of Credit/Term Loan Facility, dated March 3, 1997, by and between National Bank of Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert, Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc., West Texas and Lubbock Railroad Company, Inc., Plainview Terminal Company, Cascade and Columbia River Railroad Company, Inc., Minnesota Northern Railroad Company, Inc. and Delaware Valley Railway Company, Inc.(12)

              10.58 Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern Railroad, Inc.(12)

              10.59 RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(12)+

              10.60 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and Gary O. Marino(12)+

              10.62 Agreement for Purchase of Railroad Assets of Delaware Valley Railway Company, Inc.(13)

              10.63 RailAmerica, Inc. 1998 Executive Incentive Compensation Plan(14)+

              21     Subsidiaries of Registrant

----------

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.

(2) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1993, filed with the Securities and Exchange Commission on April 15, 1994.

(3) Incorporated by reference to the same exhibit number filed as a part of the Registrant's Post-Effective Amendment No. 2 on Form SB-2, dated October 17, 1994, Registration No. 33-49026.

(4) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended June 30, 1995, filed with the Securities and Exchange Commission on August 9, 1995.

(5) Incorporated by reference to the exhibit number 2.1 filed as part of the Company's Form 8-K as of November 1, 1995, filed with the Securities and Exchange Commission on November 3, 1995.

(6) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

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

(10) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.

(11) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.

(12) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.

(13) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Security and Exchange Commission on June 2, 1997.

(14) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Security and Exchange Commission on April 30, 1998.

(15) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Registration Statement on Form 8-A, filed with the Security and Exchange Commission on January 6, 1998.

+      Executive Compensation Plan or Arrangement.

(b)    Reports on Form 8-K.

       The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998:

       1. A Current Report on Form 8-K, dated January 8, 1998, was filed in connection with the Company's Board of Directors adopting a Common Stock Purchase Rights Agreement.

       2. A Current Report on Form 8-K, dated January 26, 1998, was filed in connection with the Company's issuance of 70,352 shares of Common Stock pursuant to Regulation S in connection with the Company's acquisition of Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                RAILAMERICA, INC.

Date: May 12, 1998

                                         By: /s/ GARY O. MARINO
                                             -------------------------

                                             Gary O. Marino, as Chairman,
                                             Chief Executive Officer and
                                             as Principal Financial Officer