Form 10-Q
period 1998-06-30
RAILAMERICA INC /DE
filed 1998-08-10
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------

                           Commission File No. 0-20618


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

                                 (561) 994-6015
                         -------------------------------
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

Common Stock, par value $.001 - 9,757,538 shares as of August 10, 1998

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998

                                                                                                Page No.
                                                                                                --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - June 30, 1998 and
              December 31, 1997                                                                   1

              Consolidated Statements of Income -
              For the six and three months ended
              June 30, 1998 and 1997                                                              2

              Consolidated Statements of Cash Flows - For the
              six months ended June 30, 1998 and 1997                                             3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       9

PART II       OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders                                22

Item 6        Exhibits and Reports on Form 8-K                                                   22

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,       December 31,
                                                                           1998             1997
                                                                      -------------    -------------
                                            ASSETS
Current assets:
  Cash                                                                $   3,042,492    $   3,745,534
  Accounts receivable                                                    11,586,382        8,388,291
  Notes receivable                                                          859,378        1,103,409
  Inventories                                                            12,471,847        5,013,106
  Other current assets                                                    1,601,558          497,207
                                                                      -------------    -------------
        Total current assets                                             29,561,657       18,747,547

Property, plant and equipment, net                                       89,815,510       74,900,836

Notes receivable, less current portions                                   1,288,772        1,339,169
Investment in Great Southern Railway Limited                              1,931,492        1,789,995
Other assets                                                              2,886,459        2,021,433
Excess of cost over net assets of companies acquired, net                 2,143,610        2,036,023
                                                                      -------------    -------------
        Total assets                                                  $ 127,627,500    $ 100,835,003
                                                                      =============    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                $   6,426,450    $   3,923,036
  Current maturities of subordinated debt                                   212,392          212,392
  Accounts payable                                                       10,924,504        6,084,119
  Accrued expenses and income taxes payable                               3,303,854        3,327,497
                                                                      -------------    -------------
        Total current liabilities                                        20,867,200       13,547,044
                                                                      -------------    -------------
Long-term debt, less current maturities                                  56,947,257       43,875,163
Subordinated debt, less current maturities                                1,159,294        3,265,490
Deferred income taxes                                                     8,000,561        7,067,237
Minority interest                                                         7,133,843        6,266,243
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    10,023,727 issued and 9,752,538 outstanding at June 30, 1998;
    9,129,564 issued and 8,858,375 outstanding at December 31, 1997          10,024            9,130
  Additional paid-in capital                                             27,610,861       23,350,732
  Retained earnings                                                       6,884,124        4,883,973
  Accumulated other comprehensive income                                    459,718           15,373
  Less treasury stock (271,189 shares at cost)                           (1,445,382)      (1,445,382)
                                                                      -------------    -------------
        Total stockholders' equity                                       33,519,345       26,813,826
                                                                      -------------    -------------
        Total liabilities and stockholders' equity                    $ 127,627,500    $ 100,835,003
                                                                      =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six and three months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                    Three months ended June 30,      Six months ended June 30,
                                                       1998             1997           1998            1997
                                                   ------------    ------------    ------------    ------------
Operating revenues:
  Transportation - railroad                        $  6,902,544    $  5,366,649    $ 12,483,671    $  9,675,320
  Transportation - motor carrier                      1,817,945              --       1,817,945              --
  Manufacturing                                      11,075,820       5,957,057      19,658,545      10,031,076
  Other                                                 396,056         272,597         668,189         624,219
                                                   ------------    ------------    ------------    ------------
          Total operating revenue                    20,192,365      11,596,303      34,628,350      20,330,615
                                                   ------------    ------------    ------------    ------------
Operating expenses:
  Transportation - railroad                           3,389,206       2,953,778       6,167,810       5,193,585
  Transportation - motor carrier                      1,594,513              --       1,594,513              --
  Cost of goods sold - manufacturing                  8,038,524       4,180,183      14,230,281       7,301,232
  Selling, general and administrative                 3,019,353       2,338,471       5,765,245       4,149,187
  Depreciation and amortization                         893,043         673,168       1,594,569       1,243,805

                                                   ------------    ------------    ------------    ------------
          Total operating expenses                   16,934,639      10,145,600      29,352,418      17,887,809
                                                   ------------    ------------    ------------    ------------
        Operating income                              3,257,726       1,450,703       5,275,932       2,442,806

  Interest expense                                   (1,233,017)       (823,739)     (2,226,195)     (1,533,173)
  Other income (expense)                                406,095           1,420         557,560         (92,328)
  Minority interest in income of subsidiary            (605,700)        (66,060)       (867,600)        (85,500)

                                                   ------------    ------------    ------------    ------------
        Income from continuing operations before
          income taxes                                1,825,104         562,324       2,739,697         731,805
 Provision for income taxes                             427,591         198,528         674,306         255,341
                                                   ------------    ------------    ------------    ------------
        Income from continuing operations             1,397,513         363,796       2,065,391         476,464
Discontinued operations
  Loss from operations of discontinued Motor
    Carrier segment (less applicable income tax
    benefit of $0, $30,000, $40,000 and $68,000
    respectively)                                            --         (49,406)        (65,241)       (111,086)
                                                   ------------    ------------    ------------    ------------
        Net Income                                 $  1,397,513    $    314,390    $  2,000,150    $    365,378
                                                   ============    ============    ============    ============

===============================================================================================================

Basic earnings per common share
    Continuing operations                          $       0.15    $       0.04    $       0.22    $       0.06
    Discontinued operations                                0.00            0.00           (0.01)          (0.01)
                                                   ------------    ------------    ------------    ------------
        Net income                                 $       0.15    $       0.04    $       0.21    $       0.05
                                                   ============    ============    ============    ============

Diluted earnings per common share
    Continuing operations                          $       0.14    $       0.04    $       0.21    $       0.06
    Discontinued operations                                0.00            0.00           (0.01)          (0.01)
                                                   ------------    ------------    ------------    ------------
        Net income                                 $       0.14    $       0.04    $       0.20    $       0.05
                                                   ============    ============    ============    ============

Weighted average common shares and common
    share equivalents outstanding:
    Basic                                             9,560,522       8,411,252       9,372,579       7,967,944
                                                   ============    ============    ============    ============
    Diluted                                          10,401,003       9,393,768      10,331,789       8,269,791
                                                   ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                 1998            1997
                                                                             ------------    ------------
Cash flows from operating activities:
  Net income                                                                 $  2,000,150    $    365,378
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                             1,869,256       1,570,169
      Minority interest in income of subsidiary                                   867,600          85,500
      Gain on sale of properties                                                   (6,083)        (21,938)
      Deferred income taxes                                                       493,528         175,261
      Changes in operating assets and liabilities, net of acquisitions and dispositions:
        Accounts receivable                                                    (2,156,820)     (2,164,274)
        Inventories                                                            (5,725,222)        254,316
        Other current assets                                                   (1,093,131)       (172,043)
        Accounts payable                                                        3,210,392         516,507
        Accrued expenses                                                          (73,194)        151,824
        Deposits and other                                                        494,810           2,709
                                                                             ------------    ------------
          Net cash (used in) provided by operating activities                    (118,714)        763,409
                                                                             ------------    ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                                  (13,844,788)     (2,929,696)
  Proceeds from sale of properties                                                 47,659         163,600
  Acquisitions, net of cash acquired                                           (1,722,428)     (7,389,903)
  Deferred acquisition costs and other                                           (209,952)       (147,248)
                                                                             ------------    ------------
          Net cash used in investing activities                               (15,729,509)    (10,303,247)
                                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                     29,636,420      17,299,269
  Principal payments on debt and capital leases                               (16,085,467)    (17,248,495)
  Sale of common stock                                                          1,032,168       7,589,345
  Proceeds from exercise of stock options                                         771,375              --
  Deferred financing costs paid                                                      (873)        (90,833)
  Deferred loan costs paid                                                       (208,442)       (274,855)
                                                                             ------------    ------------
          Net cash provided by financing activities                            15,145,181       7,274,431
                                                                             ------------    ------------

Net decrease in cash                                                             (703,042)     (2,265,407)
Cash, beginning of period                                                       3,745,534       3,879,972
                                                                             ------------    ------------
Cash, end of period                                                          $  3,042,492    $  1,614,565
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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six and three months ended June 30, 1998 and 1997.

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

 2.      EARNINGS PER SHARE:

         In 1997, the Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share. For the six and three months ended June 30, 1998 and 1997, basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. The convertible debt is anti-dilutive for the six and three months ended June 30, 1997 and is therefore not included in the computation. Earnings per share information for 1997 has been restated to conform to the requirements of the standard.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation:

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       EARNINGS PER SHARE, continued

                                                                Three Months            Six Months
                                                               Ended June 30,          Ended June 30,
                                                             1998          1997       1998       1997
                                                             ----          ----       ----       ----
                                                                           (in thousands)
           Income from continuing operations                $1,398        $ 364      $2,065     $ 476
           Interest from convertible debt                       25           38          63        --
                                                            ------        -----      ------     -----
           Income from continuing operations
              available to common stockholders              $1,423        $ 402      $2,128     $ 476
                                                            ======        =====      ======     =====

           Weighted average shares outstanding               9,561        8,411       9,373     7,968
           Assumed conversion of options and
               warrants                                        220          173         244       302
           Assumed conversion of convertible debt              620          810         714        --
                                                            ------        -----      ------     -----
           Weighted average shares outstanding              10,401        9,394      10,331     8,270
                                                            ======        =====      ======     =====

3.       INVENTORIES:

         Inventories consist of the following as of June 30, 1998 and December 31, 1997:

                                                                              1998            1997
                                                                          ------------    -----------
           Raw materials                                                  $  5,991,885    $ 3,404,234
           Work in process                                                   1,873,009      1,109,318
           Finished goods                                                    1,300,374        300,853
           Replacement or repair parts for equipment
                     and road property                                       3,311,899      1,054,830
                                                                          ------------    -----------
                                                                            12,477,167      5,869,235
           Less, advances related to materials                                  (5,320)      (856,129)
                                                                          ------------    -----------
           Inventories in excess of contract advances                     $ 12,471,847    $ 5,013,106
                                                                          ============    ===========

4.       INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 5.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of June 30, 1998 and December 31, 1997:

                                                                 1998          1997
                                                              -----------   -----------
           Land                                               $17,509,382   $17,360,214
           Buildings and improvements                           7,609,997     4,526,069
           Railroad track and improvements                     41,901,167    38,997,858
           Locomotives, transportation and other equipment     31,567,042    21,255,647
                                                              -----------   -----------
                                                               98,587,588    82,139,698
           Less accumulated depreciation                        8,772,078     7,238,862
                                                              -----------   -----------
                                                              $89,815,510   $74,900,836
                                                              ===========   ===========

6.       ACQUISITION:

         In January 1998, the Company acquired, through its wholly owned subsidiary Kalyn/Siebert, Inc. all of the outstanding stock of Canadian truck trailer manufacturer Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex") for approximately $1.5 million in cash and 70,000 shares of RailAmerica common stock and assumption of approximately $1.0 million of long-term debt. Fabrex's operations have been combined into Kalyn/Siebert Canada, Inc. ("KSC"), a wholly owned subsidiary of Kalyn/Siebert, Inc. This acquisition has been accounted for as a purchase and its results have been consolidated since January 1, 1998. Fabrex, a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries, was founded in 1985 and is located in Trois Rivieres, Quebec.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Fabrex has occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                                       Six Months
                                                                      Ended June 30,
                                                                          1997
                                                                        --------
           Revenue                                                      $ 23,712
           Income from continuing operations before taxes                    926
           Net income                                                   $    496
           Net income per share                                         $   0.06

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.       LONG-TERM DEBT:

         On June 16, 1998 , the Company's revolving line of credit ("Revolver") was increased from $40 million to $55 million by National Bank of Canada as agent for Comerica Bank N.A. and Southtrust Bank, N.A. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%.

         The Company's $2.0 million Series A Convertible debentures were converted into 375,427 shares of Common Stock in the second quarter of 1998.

8.       DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months ended March 31, 1998 and the six and three months ended June 30, 1997. The motor carrier operations have been included in continuing operations for the three months ended June 30, 1998 since the sale of the division was not completed by that time.

                                          Three Months      Six Months
                                             Ended            Ended
                                            June 30,         June 30,
                                          ------------      ----------
                                              1997       1998*      1997
                                              ----       -----      ----
                                                     (Thousands)
           Revenues                         $ 1,840    $ 1,827    $ 3,614
           Depreciation and amortization         98         95        192
           Operating (loss)                     (31)       (35)       (80)
           Loss before taxes                    (80)      (105)      (179)
           Benefit for income taxes              31         40         68
           Net loss                         $   (49)   $   (65)   $  (111)

         * - Includes only three months ended March 31, 1998.

9.       COMPREHENSIVE INCOME:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.       COMPREHENSIVE INCOME, continued

         For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to credits of $444,345 and ($58,796) for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 amounted to $2,426,494 and $306,582, respectively. The Cumulative Adjustment amount previously reported as a separate component of stockholders' equity is now included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets.

10.      SUBSEQUENT EVENTS:

         In July 1998, the Company acquired, through its wholly-owned subsidiary Plainview Terminal Company, a 60,000 square foot commercial office building in Boca Raton, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") owns and operates short line and regional railroads and provides freight services over more than 2,400 miles of track in the United States and the Republic of Chile. RailAmerica also owns a specialty truck trailer manufacturer, Kalyn/Siebert, Inc. ("KSI") with production facilities located in Gatesville, Texas and Trois Rivieres, Quebec, Canada. The Company is also a member of the Great Southern Railway Limited ("GSR") consortium, which operates the 4,000 mile transcontinental passenger rail service in Australia.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in September 1997, the Company acquired a 60 mile rail line in and around Hinckley, Minnesota. The Company began operation of the rail line September 8, 1997, through its wholly-owned subsidiary St. Croix Valley Railroad Company ("SCXY"). Additionally, in April 1998, the Company, through its wholly-owned subsidiary Saginaw Valley Railway Company, acquired a 51 mile rail line in Michigan. The Company expanded its trailer manufacturing operations with the acquisition of Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex"), in January 1998. Fabrex, located in Trois Rivieres, Quebec, is a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries.

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

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,400 miles of rail lines as of June 30, 1998. These consist of: (i) 187 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company is negotiating to purchase from the Commonwealth of Pennsylvania and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line which it owns and 4 miles of trackage rights in west Texas; (viii) 131 miles of rail line which it owns in the State of Washington;
(ix) 72 miles of rail line which it owns in central Minnesota; (x) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (xi) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; and (xii) 1,400 miles of rail line it owns in northern Chile.

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

RESULTS OF DOMESTIC RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's Railroad Operations for the six and three months ended June 30, 1998 and 1997. The results of railroad operations include the operations of Evansville Terminal Company ("ETC") from July 1, 1996 to September 30, 1997, Gettysburg Railway from November 1996 to September 1997, Ferronor from February 20, 1997 and SCXY from September 8, 1997. Consequently, the results of operations for the six and three months ended June 30, 1998 are not comparable to the corresponding periods of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless otherwise indicated.

                                                For the Three Months                 For the Six Months
                                                   Ended June 30,                      Ended June 30,
                                              1998              1997                1998              1997
                                          ------------      ------------         ----------       --------
Revenue:
       Transportation revenue            $  3,539,544       $ 3,717,649          $ 7,013,671       $ 7,349,320
       Other revenue                          227,024           179,797              351,557           436,799
                                         ------------       -----------          -----------       -----------
Total revenue                               3,766,568         3,897,446            7,365,228         7,786,119
                                         ------------       -----------          -----------       -----------
Operating Expenses:
       Maintenance of way                     468,710           606,870              994,598         1,195,238
       Maintenance of equipment               157,826           161,178              342,302           355,001
       Transportation                         807,045           899,791            1,629,653         1,737,435
       Equipment rental                       214,056           225,939              292,226           398,090
       General and administrative             728,689           638,866            1,380,208         1,289,335
       Depreciation and amortization          390,559           373,108              744,803           744,709
                                         ------------       -----------          -----------       -----------
Total operating expenses                    2,766,885         2,905,752            5,383,790         5,719,808
                                         ------------       -----------          -----------       -----------
Operating income                              999,683           991,694            1,981,438         2,066,311
Interest and other expenses                   721,316           722,948            1,419,552         1,392,145
                                         ------------       -----------          -----------       -----------
Income before income taxes               $    278,367       $   268,746          $   561,886       $   674,166
                                         ============       ===========          ===========       ===========

COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

         Operating Revenues. Transportation revenue decreased by $0.3 million, or 4.6%, to $7.0 million for the six months ended June 30, 1998 from $7.3 million for the six months ended June 30, 1997. The domestic transportation revenue per carload decreased from $331 to $322 primarily due to the difference in product mix hauled between 1998 and 1997. Domestic carloads handled totaled 21,793 for the six months ended June 30, 1998, a decrease of 410, or 1.8%, compared to 22,203 carloads in the prior year period. The decrease was primarily the result of low agricultural commodity prices, which resulted in commodities being stored and not shipped during the first six months of 1998.

         Other revenues decreased by approximately $0.1 million for the six months ended June 30, 1998 compared to the prior year period. Other revenues for the six months ended June 30, 1998 and 1997 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

         Operating expenses. Operating expenses decreased by approximately $0.3 million, or 5.9%, to $5.4 million for the six months ended June 30, 1998 from $5.7 million for the six months ended June 30, 1997. Operating expenses, as a percentage of transportation revenue, were 76.8% and 77.8% for the six months ended June 30, 1998 and 1997, respectively. Management anticipates the operating ratio to remain fairly constant over the next twelve months at its current level exclusive of seasonality.

         Maintenance of way expenses decreased by approximately $0.2 million, or 16.8%, to $1.0 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997.

         Maintenance of equipment expenses remained fairly constant at $0.35 million for the six months ended June 30, 1998 and 1997.

         Transportation expense decreased by approximately $0.1 million, or 6.2%, to $1.6 million for the six months ended June 30, 1998 from $1.7 million for the six months ended June 30, 1997. The decrease was primarily attributable to the decrease in carloads from 1997 to 1998.

         Equipment rental decreased by approximately $0.1 million, or 26.6%, to $0.3 million for the six months ended June 30, 1998 from $0.4 million for the six months ended June 30, 1997. The decrease was primarily due to fewer carloads moving during the period and better utilization of the Company's rail car fleet.

         Selling, general and administrative expenses increased by approximately $0.1 million, or 7.1%, to $1.4 million for the six months ended June 30, 1998 from $1.3 million for the six months ended June 30, 1997.

         Interest and Other Expenses. Interest and other expenses remained fairly constant at $1.4 million for the six months ended June 30, 1998 and 1997.

COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

         Operating Revenues. Transportation revenue decreased by $0.2 million, or 4.8%, to $3.5 million for the three months ended June 30, 1998 from $3.7 million for the three months ended June 30, 1997. The domestic transportation revenue per carload decreased from $335 to $323 primarily due to the difference in product mix hauled. Domestic carloads handled totaled 10,952 for the three months ended June 30, 1998, a decrease of 150, or 1.4%, compared to 11,102 carloads in the prior year period. The decrease was primarily the result of low agricultural commodity prices, which resulted in commodities being stored and not shipped during the second quarter of 1998.

         Other revenues remained fairly constant at $0.2 million for the three months ended June 30, 1998 and 1997. Other revenues consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

         Operating expenses. Operating expenses decreased by approximately $0.1 million, or 4.8%, to $2.8 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997. Operating expenses, as a percentage of transportation revenue, were 78.2% for each of the three months ended June 30, 1998 and 1997.

         Maintenance of way expenses decreased by approximately $0.1 million, or 22.8%, to $0.5 million for the three months ended June 30, 1998 from $0.6 million for the three months ended June 30, 1997.

         Maintenance of equipment expenses remained fairly constant at $0.2 million for the three months ended June 30, 1998 and 1997.

         Transportation expense decreased by approximately $0.1 million, or 10.3%, to $0.8 million for the three months ended June 30, 1998 from $0.9 million for the three months ended June 30, 1997.

         Equipment rental remained fairly constant at $0.2 million for the three months ended June 30,

1998 and 1997.

         Selling, general and administrative expenses increased by approximately $0.1 million, or 14.1%, to $0.7 million for the three months ended June 30, 1998 from $0.6 million for the three months ended June 30, 1997.

         Interest and Other Expenses. Interest and other expenses remained fairly constant at $0.7 million for the three months ended June 30, 1998 and 1997.

INTERNATIONAL RAILROAD OPERATIONS

         Ferronor. In February 1997, the Company, through a newly formed, wholly-owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Empresa de Transporte Ferrovario, S.A. ("Ferronor"). Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. The Company was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"), a Chilean transportation and distribution company.

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

         The operations of Ferronor are included in the consolidated operations of the Company from March 1, 1997. As a result, the results of operations for the six and three months ended June 30, 1998 are not comparable to the corresponding period of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated.

                                                                     For the Six   For the Four
                                          For the Three Months          Months        Months
                                             Ended June 30,             Ended         Ended
                                          1998            1997      June 30, 1998  June 30, 1997
                                       -----------    -----------   -------------  -------------
Revenue:
       Transportation revenue          $ 3,363,000    $ 1,649,000    $ 5,470,000    $ 2,326,000
       Other revenue                            --             --         21,000             --
                                       -----------    -----------    -----------    -----------
Total revenue                            3,363,000      1,649,000      5,491,000      2,326,000
                                       -----------    -----------    -----------    -----------
Operating Expenses:
       Transportation                    1,719,000      1,060,000      2,837,000      1,507,821
       General and administrative          536,726        353,000        982,853        444,000
       Depreciation and amortization       153,000        144,000        249,000        188,305
                                       -----------    -----------    -----------    -----------
Total operating expenses                 2,408,726      1,557,000      4,068,853      2,140,126
                                       -----------    -----------    -----------    -----------
Operating income                           954,274         92,000      1,422,147        185,874
Other income (expense)                     210,291         54,800        295,920          4,126
Minority interest in earnings             (605,700)       (66,060)      (867,600)       (85,500)
                                       -----------    -----------    -----------    -----------
Income before income taxes             $   558,865    $    80,740    $   850,467    $   104,500
                                       ===========    ===========    ===========    ===========

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

         Operating Revenues. Transportation revenue increased by $3.1 million, or 135.2%, to $5.5 million for the six months ended June 30, 1998 from $2.3 million for the six months ended June 30, 1997. Ferronor's carloads handled totaled 33,659 for the six months ended June 30, 1998, an increase of 25,392, or 307.1%, compared to 8,267 carloads for the six months ended June 30, 1997. The increase was due to the prior year period including only four months of operations. In addition, Ferronor began moving iron ore out of the El Algarrabo mine in late March 1998. This move has significantly increased Ferronor's carloadings and operating revenue.

         Operating expenses. Operating expenses increased by approximately $1.9 million, or 90.1%, to $4.1 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997. Operating expenses, as a percentage of transportation revenue, were 74.1% and 92.0% for the six months ended June 30, 1998 and 1997, respectively. The improvement is primarily due to cost reductions implemented by the Company including reduction in employees.

         Other income (expense). Other income (expense) increased by approximately $0.3 million to $0.3 million for the six months ended June 30, 1998 from $4,126 for the six months ended June 30, 1997.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

         Operating Revenues. Transportation revenue increased by $1.7 million, or 103.9%, to $3.4 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June

30, 1997. Ferronor's carloads handled totaled 24,622 for the three months ended June 30, 1998, an increase of 19,206, or 354.6%, compared to 5,416 carloads in the three months ended June 30, 1997. The increases were due primarily to Ferronor beginning rail operations out of the El Algarrabo mine in late March 1998.

         Operating expenses. Operating expenses increased by approximately $0.9 million, or 54.7%, to $2.4 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997. Operating expenses, as a percentage of transportation revenue, were 71.6% and 94.4% for the three months ended June 30, 1998 and 1997, respectively. The improvement is primarily due to cost reductions implemented by the Company including a reduction in employees.

         Other income (expense). Other income (expense) increased by approximately $0.2 million, or 283.7%, to $0.2 million for the three months ended June 30, 1998 from $54,800 for the three months ended June 30, 1997.

TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("Kalyn") for the periods indicated and Kalyn/Siebert Canada ("KSC") from January 1, 1998. As a result, the results of operations for the six and three months ended June 30, 1998 are not comparable to the prior year period in certain material respects.

         Kalyn, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. Kalyn products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of Kalyn's sales are to the military and several other local and federal government agencies. Government sales represented approximately 49.3% of Kalyn's sales for the six months ended June 30, 1998 and 36.0% of total manufacturing sales for the first six months of 1998. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next twelve months based upon contracts that Kalyn has entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

         Kalyn's manufacturing operations are conducted in 13 Company-owned buildings, totaling approximately 198,000 square feet on a 25.5 acre site, which were constructed over the period 1969 to 1997. Kalyn builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the Kalyn trailer design. Kalyn contracts out any necessary machining.

         KSC's manufacturing operations are currently being conducted out of a 45,000 square foot facility. In April 1998, KSC purchased a 105,000 square foot manufacturing facility located adjacent to its current facility. KSC started limited production in the new facility in June 1998.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         The following table sets forth the income and expense items for the six months ended June 30, 1998 and 1997 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                          For the Six Months Ended
                                          ------------------------
                                    June 30, 1998           June 30, 1997
                                    -------------           -------------
Net sales                       $19,658,545   100.0%   $10,031,076   100.0%
Cost of goods sold               14,230,281    72.4%     7,301,232    72.8%
                                -----------   -----    -----------   -----
Gross profit                      5,428,264    27.6%     2,729,844    27.2%
Selling, general and
  administrative expenses         1,601,708     8.2%       913,185     9.1%
Depreciation and amortization       378,193     1.9%       231,340     2.3%
                                -----------   -----    -----------   -----
Income from operations            3,448,363    17.5%     1,585,319    15.8%
Interest and other expenses         159,437     0.8%       128,731     1.3%
                                -----------   -----    -----------   -----
Net Income Before Taxes         $ 3,288,926    16.7%   $ 1,456,588    14.5%
                                ===========   =====    ===========   =====

         Net Sales. Net sales increased by approximately $9.6 million, or 96.0%, to $19.7 million for the six months ended June 30, 1998 from $10.0 million for the six months ended June 30, 1997. The net sales increase consisted of $5.3 million in sales from KSC in 1998 and an increase of $4.3 million in Kalyn's sales. Kalyn sold 452 trailers for the six months ended June 30, 1998 and 320 trailers for the six months ended June 30, 1997. The increase in Kalyn's sales volume increased net sales by approximately $4.0 million from the first six months of 1997 to the first six months of 1998. KSC sold 105 trailers for the six months ended June 30, 1998. Kalyn's average price per trailer sold was approximately $34,000 for the six months ended June 30, 1998 and $30,000 for the six months ended June 30, 1997. The increase in average price per trailer increased Kalyn's sales by approximately $1.3 million. Sales to governmental agencies represented 36.0% and 40.7% of net sales for the six months ended June 30, 1998 and 1997, respectively. Kalyn's increase in sales for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was principally due to an increase in government contract production. The trailer manufacturing division had a backlog of orders consisting of approximately $25.4 million at June 30, 1998 compared to $12.5 million at June 30, 1997.

         Cost of Goods Sold. Cost of goods sold increased by approximately $6.9 million, or 94.9% to $14.2 million for the six months ended June 30, 1998 from $7.3 million for the six months ended June 30, 1997. The cost of goods sold increase consisted of $4.1 million from KSC in 1998 and an increase of $2.8 million in Kalyn's cost of goods sold. Cost of goods sold was 72.4% of net sales for the six months ended June 30, 1998 compared to 72.8% for the six months ended June 30, 1997. Kalyn's and KSC's cost of goods sold were 70.5% and 77.5%, respectively, for the six months ended June 30, 1998. The decrease in Kalyn's cost of goods sold was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1998. Additionally, government orders represented a higher percentage of the sales in 1998 than in 1997. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margin than government sales.

         Selling, General and Administrative. Selling, general and administrative expenses increased approximately $0.7 million, or 75.4%, to $1.6 million for the six months ended June 30, 1998 from $0.9 million for the six months ended June 30, 1997, but decreased slightly as a percentage of net sales. KSC's selling, general and administrative expenses were $0.5 million for 1998, while Kalyn's selling, general and administrative expenses increased $0.2 million from the six months ended June 30, 1997 to the six months ended June 30, 1998.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         The following table sets forth the income and expense items for the three months ended June 30, 1998 and 1997 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                         For the Three Months Ended
                                                         --------------------------
                                                    June 30, 1998          June 30, 1997
                                                    -------------          -------------
Net sales                                      $11,075,820   100.0%    $ 5,957,057   100.0%
Cost of goods sold                               8,038,524    72.6%      4,180,183    70.2%
                                               -----------   -----     -----------   -----
Gross profit                                     3,037,296    27.4%      1,776,874    29.8%
Selling, general and
  administrative expenses                          812,970     7.4%        513,139     8.6%
Depreciation and amortization                      182,613     1.6%        116,334     2.0%
                                               -----------   -----     -----------   -----
Income from operations                           2,041,713    18.4%      1,147,401    19.2%
Interest and other expenses                         88,750     0.8%         66,836     1.1%
                                               -----------   -----     -----------   -----
Net Income Before Taxes                        $ 1,952,963    17.6%    $ 1,080,565    18.1%
                                               ===========   =====     ===========   =====

         Net Sales. Net sales increased by approximately $5.1 million, or 85.9%, to $11.1 million for the three months ended June 30, 1998 from $6.0 million for the three months ended June 30, 1997. The net sales increase consisted of $3.5 million in sales from KSC in 1998 and an increase of $1.6 million in Kalyn's sales. Kalyn sold 254 trailers for the three months ended June 30, 1998 and 176 trailers for the three months ended June 30, 1997. The increase in Kalyn's sales volume increased net sales by approximately $2.5 million from the three months ended June 30, 1997 to the three months ended June 30, 1998. KSC sold 72 trailers during the three months ended June 30, 1998. Kalyn's average price per trailer sold was approximately $32,800 for the three months ended June 30, 1998 and $32,700 for the three months ended June 30, 1997. Sales to governmental agencies represented 41.6% and 46.9% of net sales for the three months ended June 30, 1998 and 1997, respectively. Kalyn's increase in sales for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was principally due to an increase in government contract production.

         Cost of Goods Sold. Cost of goods sold increased by approximately $3.9 million, or 92.3%, to $8.0 million for the three months ended June 30, 1998 from $4.1 million for the three months ended June 30, 1997. The cost of goods sold increase consisted of $2.7 million from KSC in 1998 and an increase of $1.2 million in Kalyn's cost of goods sold. Cost of goods sold was 72.6% of net sales for the three months ended June 30, 1998 compared to 70.2% for the three months ended June 30, 1997. Kalyn's and KSC's cost of goods sold were 70.9% and 76.1%, respectively, for the three months ended June 30, 1998.

         Selling, General and Administrative. Selling, general and administrative expenses increased approximately $0.3 million, or 58.4%, to $0.8 million for the three months ended June 30, 1998 from $0.5 million for the three months ended June 30, 1997, but decreased slightly as a percentage of net sales. KSC's selling, general and administrative expenses were $0.3 million for 1998, while Kalyn's selling, general and administrative expenses remain fairly constant at $0.5 million from the three months ended June 30, 1998 and 1997.

CORPORATE OVERHEAD AND OTHER

         Corporate Overhead. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $0.2 million, or 12.1%, to $1.6 million for the six months ended June 30, 1998 from $1.4 million for the six months ended June 30, 1997. The increase was related to the additional costs incurred to manage the subsidiaries acquired since the second quarter of 1997 and to strengthen the management team in order to handle the Company's current and anticipated growth.

         RailAmerica Equipment Corporation ("REC"). REC leases railroad equipment to various railroads and shippers. Operating revenue, which is included in the other operating income in the consolidated income statements, increased by $0.1 million, or 46.3%, to $0.3 million for the six months ended June 30, 1998 from $0.2 for the six months ended June 30, 1997. Operating income remains fairly constant at $0.1 million for the six months ended June 30, 1998 and 1997.

         REC's operating revenue increased by $0.1 million, or 59.0%, to $0.2 million for the three months ended June 30, 1998 from $0.1 million for the three months ended June 30, 1997. Operating income increased by $34,000, or 109.3%, to $65,000 for the three months ended June 30, 1998 from $31,000 for the three months ended June 30, 1997.

         Motor Carrier Operations. The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the six and three months ended June 30, 1998 and 1997. Since the Company's acquisition of Steel City Carriers in February 1995, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Management is currently in negotiation to sell either substantially all of the assets or the stock of the Company's motor carrier segment.

         The motor carrier operations have been included in continuing operations for the three months ended June 30, 1998. Operating revenue was $1.8 million for the three months ended June 30, 1998. Operating expenses, which included depreciation of $0.1 million, were $1.9 million for the three months ended June 30, 1998. This produced an operating loss of approximately $50,000. Other expenses, which were primarily interest expense, were $0.1 million for the three months ended June 30, 1998.

         Loss from discontinued operations was approximately $111,000 for the six months ended June 30, 1997 and $49,000 for the three months ended June 30, 1997. Loss from discontinued operations was approximately $65,000 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash used in operating activities was $0.1 million for the six months ended June 30, 1998. The primary use of cash were increases in accounts receivable and inventory mostly offset by the net income and increase in accounts payable.

         Cash used in investing activities was $15.7 million for the six months ended June 30, 1998. The Company's main use of cash during the first six months of 1998 was for the purchase of property, plant and equipment with an aggregate cost of approximately $13.8 million. Over $7.2 million of these purchases were by Ferronor to upgrade its track in anticipation of the new contracts which began in the second half of 1998. In addition, the acquisition of Fabrex used $1.7 million in cash.

         The Company's cash provided by financing activities was $15.1 million for the six months ended June 30, 1998, consisting of the net proceeds of approximately $1.0 million from exercise of warrants and sale of stock and $0.8 million from the exercise of stock options. In addition, the Company's net borrowings increased by $13.5 million primarily due to the above mentioned capital expenditures at Ferronor.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for many of the Company's subsidiaries. Certain of this indebtedness was refinanced through the Company's revolving line of credit (the "Revolver") with National Bank of Canada, as agent. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company and certain of its subsidiaries.

         On June 16, 1998, the Revolver was increased from $40 million to $55 million by National Bank of Canada, Comerica Bank N.A. and Southtrust Bank, N.A. at which time the maturity date was extended to May 2001.

         As of June 30, 1998, the Company had working capital of $8.7 million compared to working capital of $5.2 million as of December 31, 1997. The most significant change related to certain short-term financing that were refinanced into long-term debt during or after the period-end. Cash on hand as of June 30, 1998 was $3.0 million compared to $3.7 million as of December 31, 1997. The Company's cash flows from operations historically have been sufficient to meet its ongoing operating requirements and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.8 million and capital expenditures at Kalyn of approximately $250,000. In addition, the Company anticipates capital expenditures of approximately $23.6 million over the next three years related to Ferronor's new 20-year take-or-pay contract with CMH. The Company anticipates paying for this project expansion with debt financing. The Company also is in the process of purchasing and equipping an additional facility in Quebec, Canada for its newly purchased specialty trailer manufacturer. The costs of this project are estimated at an additional $0.5 million. The Company anticipates this project will be funded with debt. The Company anticipates spending approximately $1.5 million over the next six months to refurbish the office building that it purchased in July 1998. The Company anticipates financing this project through its Revolver. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of August 1, 1998, the Company had approximately $13.7 million of availability under the Revolver.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; and the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of Kalyn would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1997 annual meeting on June 18, 1998 at which Gary
O. Marino, Richard Rampell and Douglas R. Nichols were re-elected as Directors of the Company. In addition, the Company's 1998 Omnibus Executive Compensation Plan was adopted. At the meeting votes were cast as follows:

                                                                   In Favor          Against         Abstentions
                                                                   ---------         -------         -----------
Re-election of Gary O. Marino as Director                          8,071,344          97,792              -0-
Re-election of Richard Rampell as Director                         8,071,344          97,792              -0-
Re-election of Douglas R. Nichols as Director                      8,071,344          97,792              -0-
Adoption of 1998 Omnibus Executive
    Compensation Plan                                              4,024,428         547,948           34,190

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits
     3.1  Amended and Restated Articles of Incorporation of Registrant(3)
     3.2  By-laws of Registrant(1)
     4.1  Form of Common Stock Purchase Rights Agreement, dated as of January 6,
          1998, between the Registrant and American Stock Transfer & Trust
          Company(10)
    10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert
          Incorporated(2)
    10.40 Asset Purchase Agreement, dated October 11, 1995, by and among
          Seagraves, Whiteface & Lubbock Railroad Co., American Railway
          Corporation, TEMCO Corporation and RailAmerica, Inc.(4)
    10.41 Employment Agreement between Gary O. Marino and RailAmerica,
          Inc.(11)+
    10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica,
          Inc. and Gary O. Marino(3)+
    10.45 RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan(3)
    10.46 RailAmerica, Inc. 1995 Employee Stock Purchase Plan(3)
    10.47 RailAmerica, Inc. Corporate Senior Executive Bonus Plan(3)+
    10.54 Asset Purchase Agreement, dated August 5, 1996, by and among
          Burlington Northern Railroad Company and Cascade and Columbia River
          Railroad Company, a subsidiary of RailAmerica, Inc.(5)
    10.55 Confidential Private Placement Memorandum dated September 20,
          1996.(6)
    10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota Rail,
          Inc.(7)
    10.57 Commitment letter relating to $40,000,000 Revolving Line of
          Credit/Term Loan Facility, dated March 3, 1997, by and between
          National Bank of Canada, Comerica Bank, RailAmerica, Inc.,
          Kalyn/Siebert, Incorporated, RailAmerica Intermodal

          Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc.,
          Saginaw Valley Railway Company, Inc., Huron and Eastern Railway
          Company, Inc., West Texas and Lubbock Railroad Company, Inc.,
          Plainview Terminal Company, Cascade and Columbia River Railroad
          Company, Inc., Minnesota Northern Railroad Company, Inc. and Delaware
          Valley Railway Company, Inc.(8)
    10.58 Agreement for sale of certain assets, rights and obligations of
          Burlington Northern Railroad Company to Minnesota Northern Railroad,
          Inc.(8)
    10.59 RailAmerica, Inc. Nonqualified Deferred Compensation Trust.(8)+
    10.60 Nonqualified Deferred Compensation Agreement between RailAmerica,
          Inc. and Gary O. Marino(8)+
    10.63 RailAmerica, Inc. 1998 Executive Incentive Compensation Plan(9)+
    21    Subsidiaries of Registrant(11)
    27    Financial Data Schedule

---------------

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.
(2) Incorporated by reference to the same exhibit number filed as a part of the Registrant's Post-Effective Amendment No. 2 on Form SB-2, dated October 17, 1994, Registration No. 33-49026.
(3) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.
(4) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 12, 1996.
(5) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of September 6, 1996, filed with the Securities and Exchange Commission on September 12, 1996.
(6) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.
(7) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.
(8) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.
(9) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Security and Exchange Commission on April 30, 1998.
(10) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Registration Statement on Form 8-A, filed with the Security and Exchange Commission on January 6, 1998.
(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.
+    Executive Compensation Plan or Arrangement.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RAILAMERICA, INC.


Date: August 10, 1998

                                              By: /s/Gary O. Marino
                                                 -------------------------------
                                              Gary O. Marino as Chairman,
                                              Chief Executive Officer and as
                                              Principal Financial Officer