Form 10-Q
period 1998-09-30
RAILAMERICA INC /DE
filed 1998-11-12
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1998


                           Commission File No. 0-20618



                                RAILAMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                     65-0328006
    --------------------------------                  -------------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)



             301 YAMATO ROAD, SUITE 1190, BOCA RATON, FLORIDA 33431
--------------------------------------------------------------------------------
                     Address of principal executive offices)
                                   (Zip Code)


                                 (561) 994-6015
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [XX]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 - 9,688,343 shares as of November 11, 1998

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998



                                                                                                PAGE NO.
                                                                                                --------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - September 30, 1998 and
              December 31, 1997                                                                   1

              Consolidated Statements of Income -
              For the three and nine months ended
              September 30, 1998 and 1997                                                         2

              Consolidated Statements of Cash Flows - For the
              nine months ended September 30, 1998 and 1997                                       3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       9

PART II       OTHER INFORMATION

Item 5        Other Information                                                                  24

Item 6        Exhibits and Reports on Form 8-K                                                   24

              Signatures





                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                 September 30,         December 31,
                                                                                      1998                 1997
                                                                                 -------------       -------------
                                     ASSETS
Current assets:
  Cash                                                                           $   1,523,931       $   3,745,534
  Accounts receivable                                                               12,260,750           8,388,291
  Notes receivable                                                                     859,378           1,103,409
  Inventories                                                                       12,852,106           5,013,106
  Other current assets                                                               1,846,232             497,207
                                                                                 -------------       -------------
        Total current assets                                                        29,342,397          18,747,547

Property, plant and equipment, net                                                  97,652,463          74,900,836

Notes receivable, less current portions                                              1,286,515           1,339,169
Investment in Great Southern Railway Limited                                         1,931,492           1,789,995
Other assets                                                                         2,779,386           2,021,433
Excess of cost over net assets of companies acquired, net                            2,104,461           2,036,023
                                                                                 -------------       -------------
        Total assets                                                             $ 135,096,714       $ 100,835,003
                                                                                 =============       =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                           $   1,937,124       $   3,923,036
  Current maturities of subordinated debt                                              212,392             212,392
  Accounts payable                                                                  13,288,065           6,084,119
  Accrued expenses and income taxes payable                                          4,590,267           3,327,497
                                                                                 -------------       -------------
        Total current liabilities                                                   20,027,848          13,547,044
                                                                                 -------------       -------------
Long-term debt, less current maturities                                             63,645,240          43,875,163
Subordinated debt, less current maturities                                             761,196           3,265,490
Deferred gain on sale/leaseback                                                        441,220                  --
Deferred income taxes                                                                8,276,028           7,067,237
Minority interest                                                                    7,703,993           6,266,243
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    10,183,132 issued and 9,787,133 outstanding at September 30, 1998;
    9,129,564 issued and 8,858,375 outstanding at December 31, 1997                     10,183               9,130
  Additional paid-in capital                                                        28,000,446          23,350,732
  Retained earnings                                                                  8,310,306           4,883,973
  Accumulated other comprehensive income                                                77,021              15,373
  Less treasury stock (395,999 and 271,189 shares, respectively, at cost)           (2,156,767)         (1,445,382)
                                                                                 -------------       -------------
        Total stockholders' equity                                                  34,241,189          26,813,826
                                                                                 -------------       -------------
        Total liabilities and stockholders' equity                               $ 135,096,714       $ 100,835,003
                                                                                 =============       =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         For the three and nine months ended September 30, 1998 and 1997
                                   (Unaudited)



                                                             Three months ended September 30,      Nine months ended September 30,
                                                                1998                1997              1998                1997
                                                            ------------       ------------       ------------       ------------
Operating revenues:
  Transportation - railroad                                 $  8,868,419       $  5,909,747       $ 21,352,090       $ 15,585,067
  Transportation - motor carrier                               1,459,643                 --          3,277,588                 --
  Manufacturing                                               10,126,386          6,267,837         29,784,931         16,298,913
  Other                                                          519,779            956,038          1,187,968          1,580,257
                                                            ------------       ------------       ------------       ------------
          Total operating revenue                             20,974,227         13,133,622         55,602,577         33,464,237
                                                            ------------       ------------       ------------       ------------
Operating expenses:
  Transportation - railroad                                    4,749,144          3,632,157         10,916,954          8,825,742
  Transportation - motor carrier                               1,293,555                 --          2,888,068                 --
  Cost of goods sold - manufacturing                           6,919,321          4,532,148         21,149,602         11,833,380
  Selling, general and administrative                          3,287,378          2,346,922          9,052,623          6,496,109
  Depreciation and amortization                                1,068,401            665,411          2,662,970          1,909,216
                                                            ------------       ------------       ------------       ------------
          Total operating expenses                            17,317,799         11,176,638         46,670,217         29,064,447
                                                            ------------       ------------       ------------       ------------
        Operating income                                       3,656,428          1,956,984          8,932,360          4,399,790

  Interest expense                                            (1,371,607)          (812,315)        (3,597,802)        (2,345,488)
  Other income (expense)                                         202,132            553,696            759,692            461,368
  Minority interest in income of subsidiary                     (570,150)          (296,340)        (1,437,750)          (381,840)
                                                            ------------       ------------       ------------       ------------
        Income from continuing operations before
            income taxes                                       1,916,803          1,402,025          4,656,500          2,133,830
 Provision for income taxes                                      490,622            465,013          1,164,928            720,354
                                                            ------------       ------------       ------------       ------------
        Income from continuing operations                      1,426,181            937,012          3,491,572          1,413,476

 Discontinued operations
    Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $0, $28,000, $40,000 and $96,000
     respectively)                                                    --            (45,762)           (65,241)          (156,848)
                                                            ------------       ------------       ------------       ------------
             Net Income                                     $  1,426,181       $    891,250       $  3,426,331       $  1,256,628
                                                            ============       ============       ============       ============


===================================================================================================================================

Basic earnings per common share
    Continuing operations                                   $       0.15       $       0.11       $       0.37       $       0.17
    Discontinued operations                                         0.00              (0.01)             (0.01)             (0.02)
                                                            ------------       ------------       ------------       ------------
        Net income                                          $       0.15       $       0.10       $       0.36       $       0.15
                                                            ============       ============       ============       ============

Diluted earnings per common share
    Continuing operations                                   $       0.14       $       0.10       $       0.35       $       0.17
    Discontinued operations                                         0.00               0.00              (0.01)             (0.02)
                                                            ------------       ------------       ------------       ------------
        Net income                                          $       0.14       $       0.10       $       0.34       $       0.15
                                                            ============       ============       ============       ============

Weighted average common shares outstanding:
    Basic                                                      9,781,752          8,477,995          9,508,970          8,134,595
                                                            ============       ============       ============       ============
    Diluted                                                   10,350,482          9,522,653         10,338,020          9,227,013
                                                            ============       ============       ============       ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)




                                                                  1998                1997
                                                              ------------       ------------
Cash flows from operating activities:
  Net income                                                  $  3,426,331       $  1,256,628
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              3,061,196          2,478,972
      Minority interest in income of subsidiary                  1,437,750            381,840
      Gain on sale of properties                                   (48,659)          (634,228)
      Write-off of deferred acquisition costs                      109,756                 --
      Deferred income taxes                                        768,995            556,973
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                     (2,762,467)          (966,211)
        Inventories                                             (6,105,481)        (1,364,434)
        Other current assets                                    (1,337,805)            13,793
        Accounts payable                                         5,573,953           (608,732)
        Accrued expenses                                         1,213,380             31,370
        Deposits and other                                         131,163           (132,055)
                                                              ------------       ------------
          Net cash provided by operating activities              5,468,112          1,013,916
                                                              ------------       ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                   (23,885,220)        (4,743,361)
  Proceeds from sale of properties                               1,681,229            268,570
  Acquisitions, net of cash acquired                            (1,722,428)        (7,389,903)
  Deferred acquisition costs and other                            (257,857)          (359,222)
                                                              ------------       ------------
          Net cash used in investing activities                (24,184,276)       (12,223,916)
                                                              ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      42,632,181         23,098,787
  Principal payments on debt and capital leases                (26,925,936)       (20,339,305)
  Sale of common stock                                           1,032,168          8,271,818
  Proceeds from exercise of stock options                          799,875                 --
  Purchase of treasury stock                                      (711,385)                --
  Deferred financing costs paid                                       (873)          (308,218)
  Deferred loan costs paid                                        (331,469)          (288,601)
                                                              ------------       ------------
          Net cash provided by financing activities             16,494,561         10,434,481
                                                              ------------       ------------

Net decrease in cash                                            (2,221,603)          (775,519)
Cash, beginning of period                                        3,745,534          3,879,972
                                                              ------------       ------------
Cash, end of period                                           $  1,523,931       $  3,104,453
                                                              ============       ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.      BASIS OF PRESENTATION:

         The consolidated financial statements of RailAmerica, Inc. and all of its consolidated subsidiaries, (the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997.

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

 2.      EARNINGS PER SHARE:

         In 1997, the Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share. For the three and nine months ended September 30, 1998 and 1997, basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Earnings per share information for 1997 has been restated to conform to the requirements of the standard.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation:

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 2.      EARNINGS PER SHARE, continued

                                                                Three Months              Nine Months
                                                             Ended September 30,       Ended September 30,
                                                              1998         1997         1998         1997
                                                            -------      -------      -------      -------
                                                                             (in thousands)

           Income from continuing operations                $ 1,426      $   937      $ 3,492      $ 1,413
           Interest from convertible debt                        12           38           75          114
                                                            -------      -------      -------      -------
           Income from continuing operations
              available to common stockholders              $ 1,438      $   975      $ 3,567      $ 1,527
                                                            =======      =======      =======      =======

           Weighted average shares outstanding                9,782        8,478        9,509        8,135
           Assumed conversion of options and
              warrants                                          171          235          220          282
           Assumed conversion of convertible debt               397          810          609          810
                                                            -------      -------      -------      -------
           Weighted average shares outstanding               10,350        9,523       10,338        9,227
                                                            =======      =======      =======      =======


 3.      INVENTORIES:

         Inventories consist of the following as of September 30, 1998 and December 31, 1997:

                                                                               1998             1997
                                                                            -----------      -----------
           Raw materials                                                    $ 6,478,340      $ 3,404,234
           Work in process                                                    2,501,489        1,109,318
           Finished goods                                                     1,162,451          300,853
           Replacement or repair parts for equipment
             and road property                                                3,142,167        1,054,830
                                                                            -----------      -----------
                                                                             13,284,447        5,869,235
           Less, advances related to materials                                  432,341          856,129
                                                                            -----------      -----------
           Inventories in excess of contract advances                       $12,852,106      $ 5,013,106
                                                                            ===========      ===========



 4.      INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor and the Company's valuation allowance on Ferronor's net operating loss carry forward.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 5.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of September 30, 1998 and December 31, 1997:

                                                                     1998             1997
                                                                ------------      ------------
           Land                                                 $ 19,405,361      $ 17,360,124
           Buildings and improvements                             10,685,859         4,526,069
           Railroad track and improvements                        43,095,518        38,997,858
           Locomotives, transportation and other equipment        33,812,016        21,255,647
                                                                ------------      ------------
                                                                 106,998,754        82,139,698
           Less accumulated depreciation                           9,346,291         7,238,862
                                                                ------------      ------------
                                                                $ 97,652,463      $ 74,900,836
                                                                ============      ============


 6.      ACQUISITION:

         In January 1998, the Company acquired, through its wholly owned subsidiary Kalyn/Siebert, Inc. ("KSI"), all of the outstanding stock of Canadian truck trailer manufacturer Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex") for approximately $1.5 million in cash and 70,000 shares of RailAmerica common stock, $.001 par value ("Common Stock"), and assumption of approximately $1.0 million of long-term debt. Fabrex's operations have been combined into Kalyn/Siebert Canada, Inc. ("KSC"), a wholly owned subsidiary of KSI. This acquisition has been accounted for as a purchase and its results have been consolidated since January 1, 1998. Fabrex, a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries, was founded in 1985 and is located in Trois Rivieres, Quebec.

         The following unaudited pro forma summary financial data present the consolidated results of operations of the Company as if the acquisition of Fabrex has occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                              Nine Months
                                                           Ended September 30,
                                                                 1997
                                                           -------------------
           Revenue                                             $38,537
           Income from continuing operations before taxes        2,426
           Net income                                          $ 1,453
           Net income per share - Basic                          $0.18

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 6.      ACQUISITIONS, continued

         In August 1998, the Company, through its newly formed, wholly-owned subsidiary, Ventura County Railroad Company, Inc. ("VCRR"), entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR's operations commenced September 1, 1998 and are included in the results of domestic rail operations as of that date.

 7.      LONG-TERM DEBT:

         On June 16, 1998, the Company's revolving line of credit ("Revolver") was increased from $40 million to $55 million by National Bank of Canada as agent for Comerica Bank N.A. and Southtrust Bank, N.A. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. On September 30, 1998, the Company accepted a proposal by National Bank of Canada as agent to increase the existing credit facility to $100 million for purposes of future acquisitions of transportation related businesses.

         The Company's $2.0 million Series A Convertible debentures were converted into 375,427 shares of Common Stock in the second quarter of 1998. In the third quarter of 1998, $345,000 of KSI's convertible subordinated debentures were converted into 153,333 shares of Common Stock.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 8.      COMPREHENSIVE INCOME, continued

         For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to $61,648 and ($158,421) for the nine months ended September 30, 1998 and 1997, respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 amounted to $3,487,981 and $1,098,207, respectively.
         The cumulative adjustment amount previously reported as a separate component of stockholders' equity is now included in accumulated other comprehensive income in the Consolidated Balance Sheets.

 9.      DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier segment for the three months ended March 31, 1998 and the three and nine months ended September 30, 1997. The motor carrier operations have been included in continuing operations for the nine months ended September 30, 1998, since the disposition of the segment was not completed by that time.

                                            THREE MONTHS         NINE MONTHS
                                               ENDED                ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                            -------------   ---------------------
                                                1997          1998*         1997
                                            -------------   -------       -------
                                                          (Thousands)
           Revenues                           $ 1,745       $ 1,827       $ 5,358
           Depreciation and amortization           98            95           290
           Operating income (loss)                  7           (35)          (73)
           Loss before taxes                      (74)         (105)         (253)
           Benefit for income taxes                28            40            96
           Net loss                           $   (46)      $   (65)      $  (157)



         * - Includes only three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") owns and operates short line and regional railroads and provides freight services over more than 2,400 miles of track in the United States and the Republic of Chile. RailAmerica also owns a specialty truck trailer manufacturer, Kalyn/Siebert, Inc. ("KSI") with production facilities located in Gatesville, Texas and Trois Rivieres, Quebec, Canada. Additionally, the Company is a member of the Great Southern Railway Limited ("GSR") consortium, which operates the 4,000 mile transcontinental passenger rail service in Australia.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in September 1997, the Company acquired a 60 mile rail line in and around Hinckley, Minnesota. The Company began operation of the rail line September 8, 1997, through its wholly-owned subsidiary St. Croix Valley Railroad Company ("SCXY"). Additionally, in April 1998, the Company, through its wholly-owned subsidiary Saginaw Valley Railway Company, acquired a 51 mile rail line in Michigan. In August 1998, the Company, through its new subsidiary, Ventura County Railroad Company, Inc. ("VCRR"), entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR's operations commenced September 1, 1998. The Company expanded its trailer manufacturing operations with the acquisition of Fabrex, Inc. and its affiliate, Service Remorques Plus, Inc. (collectively "Fabrex"), in January 1998. Fabrex, located in Trois Rivieres, Quebec, Canada, is a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries.

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

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations, motor carrier operations and corporate overhead.

RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated over 2,400 miles of rail lines as of September 30, 1998. These consist of: (i) 187 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company is negotiating to purchase from the Commonwealth of Pennsylvania and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line which it owns and 4 miles of trackage rights in west Texas; (viii) 131 miles of rail line which it owns in the State of Washington; (ix) 72 miles of rail line which it owns in central Minnesota; (x) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (xi) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; (xii) 13 miles of rail line in California which are operated under a long term lease/purchase agreement; and (xiii) and 1,400 miles of rail line it owns in northern Chile.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in each customer's local operating area. The Company's haulage of products in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes agricultural commodities, coal, plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in California consists of finished autos, chemicals, plastic and paper products. The Company's haulage of products in Chile consists of iron ore, limestone, copper and other commodities.

RESULTS OF DOMESTIC RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's domestic railroad operations for the three and nine months ended September 30, 1998 and 1997. The results of railroad operations include the operations of Evansville Terminal Company ("ETC") from July 1, 1996 to September 30, 1997, Gettysburg Railway from November 1996 to September 1997, and SCXY from September 8, 1997. In addition, the results of railroad operations includes VCRR from September 1, 1998. Consequently, the results of operations for the three and nine months ended September 30, 1998 are not comparable to the corresponding periods of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless otherwise indicated.

                                                    For the Three Months                For the Nine Months
                                                     Ended September 30,                 Ended September 30,
                                                    1998            1997              1998             1997
                                                -----------      -----------      -----------      -----------
Revenue:
       Transportation revenue                   $ 4,047,448      $ 3,544,747      $11,061,119      $10,894,067
       Other revenue                                216,631          683,354          568,188        1,120,153
                                                -----------      -----------      -----------      -----------
Total revenue                                     4,264,079        4,228,101       11,629,307       12,014,220
                                                -----------      -----------      -----------      -----------
Operating Expenses:
       Maintenance of way                           480,332          538,261        1,474,930        1,733,499
       Maintenance of equipment                     159,775          154,744          502,077          509,745
       Transportation                               905,497          944,229        2,535,150        2,681,664
       Equipment rental                             152,843          207,978          445,069          606,068
       General and administrative                   772,694          691,326        2,152,902        1,980,661
       Depreciation and amortization                415,217          376,910        1,160,020        1,121,619
                                                -----------      -----------      -----------      -----------
Total operating expenses                          2,886,358        2,913,448        8,270,148        8,633,256
                                                -----------      -----------      -----------      -----------
Operating income                                  1,377,721        1,314,653        3,359,159        3,380,964
Interest and other expenses                         757,306          712,154        2,176,858        2,104,299
                                                -----------      -----------      -----------      -----------
Income before income taxes                      $   620,415      $   602,499      $ 1,182,301      $ 1,276,665
                                                ===========      ===========      ===========      ===========




COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

       OPERATING REVENUES. Transportation revenue increased by $0.5 million, or 14.2%, to $4.0 million for the three months ended September 30, 1998 from $3.5 million for the three months ended September 30, 1997. The domestic transportation revenue per carload decreased from $312 to $309 primarily due to the difference in product mix hauled. Domestic carloads handled totaled 13,097 for the three months ended September 30, 1998, an increase of 1,750 or 15.4%, compared to 11,347 carloads in the prior year period. The increase was primarily the result of agricultural commodities being shipped in the third quarter of 1998 which were held in stock in prior quarters of 1998. Domestic carloads handled by comparable railroad properties increased by 10.6%.

         Other revenues decreased by approximately $0.5 million, or 68.3%, to $0.2 million for the three months ended September 30, 1998 from $0.7 million for the three months ended September 30, 1997. Other revenues consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The decrease was primarily due to certain gains recognized in the third quarter of 1997 from sales of assets.

       OPERATING EXPENSES. Operating expenses remained fairly constant at $2.9 million for the three months ended September 30, 1998 and 1997. Operating expenses, as a percentage of transportation revenue, were 71.3% and 82.2%, respectively, for the three months ended September 30, 1998 and 1997. The decrease was primarily due to the increased traffic in 1998.

       Maintenance of way, maintenance of equipment and transportation expenses all remained fairly constant for the three months ended September 30, 1998 and 1997.

       Equipment rental decreased by approximately $0.1 million, or 26.5%, for the three months ended September 30, 1998 as compared to the prior year period. The decrease is primarily due to increased utilization of the Company's leased railcar fleet.

       General and administrative expenses increased by approximately $0.1 million, or 11.8%, to $0.8 million for the three months ended September 30, 1998 from $0.7 million for the three months ended September 30, 1997.

       INTEREST AND OTHER EXPENSES. Interest and other expenses remained fairly constant at $0.7 million for the three months ended September 30, 1998 and 1997.

COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

       OPERATING REVENUES. Transportation revenue increased by $0.2 million, or 1.5%, to $11.1 million for the nine months ended September 30, 1998 from $10.9 million for the nine months ended September 30, 1997. The domestic transportation revenue per carload decreased from $325 to $317 primarily due to the difference in product mix hauled between 1998 and 1997. Domestic carloads handled totaled 34,888 for the nine months ended September 30, 1998, an increase of 1,344 or 4.0%, compared to 33,544 carloads in the prior year period. Domestic carloads handled by comparable railroad properties, which represent railroads operated for each nine-month period ending September 30, 1998 and 1997, increased by 2.0%.

       Other revenues decreased by approximately $0.6 million, or 49.3%, for the nine months ended September 30, 1998 compared to the prior year period. Other revenues for the nine months ended September 30, 1998 and 1997 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The decrease was primarily due to certain gains recognized in the first nine months of 1997 from sales of assets.

       OPERATING EXPENSES. Operating expenses decreased by $0.4 million, or 4.2%, to $8.3 million for the nine months ended September 30, 1998 from $8.6 million for the nine months ended September 30, 1997. Operating expenses, as a percentage of transportation revenue, were 74.8% and 79.2% for the nine months ended September 30, 1998 and 1997, respectively. Management anticipates the operating ratio to remain fairly constant over the next twelve months at its current level exclusive of seasonality.

       Maintenance of way expenses decreased by approximately $0.3 million, or 14.9%, to $1.5 million for the nine months ended September 30, 1998 from $1.7 million for the nine months ended September 30, 1997. The decrease was primarily due to increased track work being performed in Texas and Michigan in 1997 as part of maintenance programs.

       Maintenance of equipment expenses remained fairly constant at $0.5 million for the nine months ended September 30, 1998 and 1997.

       Transportation expense decreased by approximately $0.1 million, or 5.5%, to $2.5 million for the nine months ended September 30, 1998 from $2.7 million for the nine months ended September 30, 1997.

       Equipment rental decreased by approximately $0.2 million, or 26.6%, to $0.4 million for the nine months ended September 30, 1998 from $0.6 million for the nine months ended September 30, 1997. The decrease is primarily due to increased utilization of the Company's leased railcar fleet.

       General and administrative expenses increased by approximately $0.2 million, or 8.7%, to $2.2 million for the nine months ended September 30, 1998 from $2.0 million for the nine months ended September 30, 1997.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $0.1 million, or 3.4%, to $2.2 million for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997.


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

       The operations of Ferronor are included in the consolidated operations of the Company from March 1, 1997. As a result, the results of operations for the nine months ended September 30, 1998 are not comparable to the corresponding period of the prior year in certain material respects.

       The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated.

                                                      For the Three Months                    For the Nine Months
                                                        Ended September 30,                   Ended September 30,
                                                     1998             1997                1998               1997
                                                ------------       ------------       ------------       ------------
Revenue:
       Transportation revenue                   $  4,820,971       $  2,365,000       $ 10,290,971       $  4,691,000
       Other revenue                                  16,029            175,000             37,029            175,000
                                                ------------       ------------       ------------       ------------
Total revenue                                      4,837,000          2,540,000         10,328,000          4,866,000
                                                ------------       ------------       ------------       ------------
Operating Expenses:
       Transportation                              3,022,000          1,718,305          5,859,000          3,226,126
       General and administrative                    423,773            387,000          1,406,626            831,000
       Depreciation and amortization                 222,000            127,695            471,000            316,000
                                                ------------       ------------       ------------       ------------
Total operating expenses                           3,667,773          2,233,000          7,736,626          4,373,126
                                                ------------       ------------       ------------       ------------
Operating income                                   1,169,227            307,000          2,591,374            492,874
Other income (expense)                                34,227            351,534            330,147            355,660
Minority interest in earnings                       (570,150)          (296,340)        (1,437,750)          (381,840)
                                                ------------       ------------       ------------       ------------
Income before income taxes                      $    633,304       $    362,194       $  1,483,771       $    466,694
                                                ============       ============       ============       ============




COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

       OPERATING REVENUES. Transportation revenue increased by $2.5 million, or 103.8%, to $4.8 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. Ferronor's carloads handled totaled 17,167 for the three months ended September 30, 1998, an increase of 10,786, or 169.0%, compared to 6,381 carloads in the three months ended September 30, 1997. The increases were due primarily to Ferronor beginning rail operations out of the Los Colorados mine in July 1998.

       OPERATING EXPENSES. Operating expenses increased by approximately $1.5 million, or 64.3%, to $3.7 million for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. The increases were due primarily to Ferronor beginning rail operations out of the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 76.1% and 94.4% for the three months ended September 30, 1998 and 1997, respectively. The improvement is primarily due to cost reductions implemented by the Company including a reduction in employees.

       OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.3 million, or 90.3%, to $34,227 for the three months ended September 30, 1998 from $351,534 for the three months ended September 30, 1997.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

       OPERATING REVENUES. Transportation revenue increased by $5.6 million, or 119.4%, to $10.3 million for the nine months ended September 30, 1998 from $4.7 million for the nine months ended September 30, 1997. Ferronor's carloads handled totaled 50,826 for the nine months ended September 30, 1998, an increase of 36,178, or 247.0%, compared to 14,648 carloads for the nine months ended September 30, 1997. The increase was partially due to the prior year period including only seven months of operations. In addition, Ferronor began moving iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. These moves have significantly increased Ferronor's car loadings and operating revenue.

       OPERATING EXPENSES. Operating expenses increased by approximately $3.4 million, or 76.9%, to $7.7 million for the nine months ended September 30, 1998 from $4.4 million for the nine months ended September 30, 1997. The increase was partially due to the prior year period including only seven months of operations in addition to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 75.2% and 93.2% for the nine months ended September 30, 1998 and nine months ended September 30, 1997, respectively. The improvement is primarily due to cost reductions implemented by the Company including a reduction in employees.

       OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.1 million, or 7.2%, to $0.3 million for the nine months ended September 30, 1998 from $0.4 million for the nine months ended September 30, 1997.


TRAILER MANUFACTURING OPERATIONS

       The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("KSI") for the periods indicated and Kalyn/Siebert Canada ("KSC") from January 1, 1998, the effective date of the Company's acquisition of Fabrex, Inc. and its affiliate. As a result, the results of operations for the three and nine months ended September 30, 1998 are not comparable to the prior year period in certain material respects.

       KSI, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies. Government sales represented approximately 49.1% of KSI's sales for the nine months ended September 30, 1998 and 35.9% of total manufacturing sales for the first nine months of 1998. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next twelve months based upon contracts that KSI has entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

       KSI's manufacturing operations are conducted in thirteen Company-owned buildings, totaling approximately 198,000 square feet on a 25.5 acre site, which were constructed over the period 1969 to 1997. KSI builds all the structural parts of its trailers using primarily steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, sand blasting, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the KSI trailer design. KSI contracts out any necessary machining.

       KSC's manufacturing operations are currently being conducted out of a 45,000 square foot facility. In April 1998, KSC purchased a 105,000 square foot manufacturing facility located adjacent to its current facility. KSC started limited production in the new facility in June 1998 and expects the facility to be fully operational by early 1999.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       The following table sets forth the income and expense items for the three months ended September 30, 1998 and 1997 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                 FOR THE THREE MONTHS ENDED
                                   -----------------------------------------------------
                                      SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                   ------------------------     ------------------------
Net sales                          $10,126,386        100.0%    $ 6,267,837        100.0%
Cost of goods sold                   6,919,321         68.3%      4,532,148         72.3%
                                   -----------      -------     -----------      -------
Gross profit                         3,207,065         31.7%      1,735,689         27.7%
Selling, general and
  administrative expenses              876,794          8.7%        495,486          7.9%
Depreciation and amortization          254,430          2.5%        116,850          1.9%
                                   -----------      -------     -----------      -------
Income from operations               2,075,841         20.5%      1,123,353         17.9%
Interest and other expenses            114,936          1.1%         71,434          1.1%
                                   -----------      -------     -----------      -------
Income before taxes                $ 1,960,905         19.4%    $ 1,051,919         16.8%
                                   ===========      =======     ===========      =======




         NET SALES. Net sales increased by approximately $3.8 million, or 61.6%, to $10.1 million for the three months ended September 30, 1998 from $6.3 million for the three months ended September 30, 1997. The net sales increase consisted of $2.7 million in sales from KSC in 1998 and an increase of $1.1 million in KSI's sales. KSI sold 211 trailers for the three months ended September 30, 1998 and 202 trailers for the three months ended September 30, 1997. The increase in KSI's sales volume increased net sales for the three months ended September 30, 1998 by approximately $0.3 million compared to the three months ended September 30, 1997. KSC sold 69 trailers during the three months ended September 30, 1998. KSI's average price per trailer sold was approximately $34,900 for the three months ended September 30, 1998 and $31,000 for the three months ended September 30, 1997. The increase in average price per trailer increased KSI's sales by approximately $0.8 million. Sales to governmental agencies represented 48.8% and 35.0% of net sales for the three months ended September 30, 1998 and 1997, respectively. KSI's increase in sales for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was principally due to an increase in government contract production.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $2.4 million, or 52.7% to $6.9 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997. The cost of goods sold increase consisted of $2.1 million from KSC in 1998 and an increase of $0.3 million in KSI's cost of goods sold. Cost of goods sold was 68.3% of net sales for the three months ended September 30, 1998 compared to 72.3% for the three months ended September 30, 1997. KSI's and KSC's cost of goods sold were 65.1% and 77.3%, respectively, for the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $0.4 million, or 77.2%, to $0.9 million for the three months ended September 30, 1998 from $0.5 million for the three months ended September 30, 1997. KSC's selling, general and administrative expenses were $0.3 million for 1998, while KSI's selling, general and administrative expenses increased approximately $0.1 million, or 27.2%, to $0.6 million for the three months ended September 30, 1998 from $0.5 million for the three months ended September 30, 1997.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The following table sets forth the income and expense items for the nine months ended September 30, 1998 and 1997 and the percentage relationship of income and expense items to net sales for the periods indicated:

                                                       FOR THE NINE MONTHS ENDED
                                         -----------------------------------------------------
                                            SEPTEMBER 30, 1998            SEPTEMBER 30, 1997
                                         ------------------------     ------------------------
Net sales                                $29,784,931        100.0%    $16,298,913        100.0%
Cost of goods sold                        21,149,602         71.0%     11,833,380         72.6%
                                         -----------      -------     -----------      -------
Gross profit                               8,635,329         29.0%      4,465,533         27.4%
Selling, general and
  administrative expenses                  2,478,502          8.3%      1,408,671          8.6%
Depreciation and amortization                632,623          2.1%        348,190          2.1%
                                         -----------      -------     -----------      -------
Income from operations                     5,524,204         18.5%      2,708,672         16.6%
Interest and other expenses                  274,373          0.9%        200,165          1.2%
                                         -----------      -------     -----------      -------
Income before taxes                      $ 5,249,831         17.6%    $ 2,508,507         15.4%
                                         ===========      =======     ===========      =======



         NET SALES. Net sales increased by approximately $13.5 million, or 82.7%, to $29.8 million for the nine months ended September 30, 1998 from $16.3 million for the nine months ended September 30, 1997. The net sales increase consisted of $8.0 million in sales from KSC in 1998 and an increase of $5.5 million in KSI's sales. KSI sold 662 trailers for the nine months ended September 30, 1998 and 522 trailers for the nine months ended September 30, 1997. The increase in KSI's sales volume increased net sales for the first nine months of 1998 by approximately $4.4 million compared to the first nine months of 1997. KSC sold 174 trailers for the nine months ended

September 30, 1998. KSI's average price per trailer sold was approximately $32,900 for the nine months ended September 30, 1998 and $31,200 for the nine months ended September 30, 1997. The increase in average price per trailer increased KSI's sales by approximately $1.1 million. Sales to governmental agencies represented 35.9% and 38.4% of net sales for the nine months ended September 30, 1998 and 1997, respectively. KSI's increase in sales for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was principally due to an increase in government contract production. The trailer manufacturing division had a backlog of orders consisting of approximately $22.5 million at September 30, 1998 compared to $22.2 million at September 30, 1997.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $9.3 million, or 78.7% to $21.1 million for the nine months ended September 30, 1998 from $11.8 million for the nine months ended September 30, 1997. The cost of goods sold increase consisted of $6.2 million from KSC in 1998 and an increase of $3.1 million in KSI's cost of goods sold. Cost of goods sold was 71.0% of net sales for the nine months ended September 30, 1998 compared to 72.6% for the nine months ended September 30, 1997. KSI's and KSC's cost of goods sold were 68.6% and 77.4%, respectively, for the nine months ended September 30, 1998. The decrease in KSI's cost of goods sold was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1998. Additionally, government orders represented a higher percentage of the sales in 1998 than in 1997. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased approximately $1.1 million, or 75.9%, to $2.5 million for the nine months ended September 30, 1998 from $1.4 million for the nine months ended September 30, 1997, but decreased slightly as a percentage of net sales. KSC's selling, general and administrative expenses were $0.7 million for 1998, while KSI's selling, general and administrative expenses increased $0.4 million from the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998.

MOTOR CARRIER OPERATIONS

          The discussion of results of operations that follows reflects the results of Steel City Carriers and RailAmerica Intermodal Services ("RIS") for the three and nine months ended September 30, 1998 and 1997. Since the Company's acquisition of Steel City Carriers in February 1995, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. Management is currently in negotiation to dispose of either substantially all of the assets or the stock of the Company's motor carrier segment.

The following table sets forth the operating revenues and expenses for the Company's motor carrier operations for the three and nine months ended September 30, 1998 and 1997.

                                                    For the Three  Months               For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                    1998             1997             1998                1997
                                                -----------       -----------      -----------       -----------
Transportation revenue                          $ 1,459,643       $ 1,745,262      $ 5,104,862       $ 5,290,396
Operating Expenses:
       Transportation                             1,293,555         1,507,713        4,498,739         4,592,210
       General and administrative                   114,609           133,026          440,207           421,695
       Depreciation and amortization                101,460            97,536          304,515           285,209
                                                -----------       -----------      -----------       -----------
Total operating expenses                          1,509,624         1,738,275        5,243,461         5,299,114
                                                -----------       -----------      -----------       -----------
Operating Income (expense)                          (49,981)            6,987         (138,599)           (8,718)
Other expense                                        82,044            77,491          228,022           196,669
                                                -----------       -----------      -----------       -----------
Loss before income taxes                        $   132,025       $    70,504      $   366,621       $   205,387
                                                ===========       ===========      ===========       ===========



COMPARISON OF MOTOR CARRIER OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       The results of motor carrier operations have been included in continuing operations for the three months ended September 30, 1998 and as discontinued operations for the three months ended September 30, 1997, as previously reported.

       Operating revenue decreased $0.3 million, or 16.4%, to $1.5 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. The decrease was primarily due to a temporary shut down at one of Steel City's largest customers.

       OPERATING EXPENSES. Operating expenses decreased $0.2 million, or 13.2%, to $1.5 million for the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997. Operating expenses, as a percentage of operating revenue, were 103.4% and 99.6% for the three months ended September 30, 1998 and 1997, respectively. The increase as a percentage of revenue was primarily due to certain fixed costs being spread over a lower revenue base.

       Transportation expense decreased $0.2 million, or 14.2%, to $1.3 million for the three months ended September 30, 1998 from $1.5 million for the three months ended September 30, 1997. The decrease was primarily due to variable costs related to the decreased level of operating revenue.

       General and administrative expenses, depreciation and amortization and other expense all remained fairly constant for the three months ended September 30, 1998 and 1997.

COMPARISON OF MOTOR CARRIER OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       The results of motor carrier operations have been included in continuing operations commencing April 1, 1998, as disposal of the segment was not completed within twelve months. The results of motor carrier operations have been included as discontinued operations for the nine months ended September 30, 1997, as previously reported.

       Operating revenue decreased $0.2 million, or 3.5%, to $5.1 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. The decrease was primarily due to a temporary shut down at one of Steel City's largest customers during the third quarter of 1998.

       OPERATING EXPENSES. Operating expenses decreased $0.1 million, or 1.1%, to $5.2 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. Operating expenses, as a percentage of operating revenue, were 102.7% and 100.2% for the nine months ended September 30, 1998 and 1997, respectively. The increase as a percentage of revenue was primarily due to certain fixed costs being spread over a lower revenue base.

       Transportation expense decreased $0.1 million, or 2.0%, to $4.5 million for the nine months ended September 30, 1998 from $4.6 million for the nine months ended September 30, 1997. The decrease was primarily due to variable costs related to the decreased level of operating revenue.

       General and administrative expenses, depreciation and amortization and other expense all remained fairly constant for the nine months ended September 30, 1998 and 1997.

CORPORATE OVERHEAD

       Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased by approximately $0.5 million, or 19.7%, to $2.7 million for the nine months ended September 30, 1998 from $2.2 million for the nine months ended September 30, 1997. The increase was related to the additional costs incurred to manage the subsidiaries acquired since the second quarter of 1997 and to strengthen the management team in order to handle the Company's current and anticipated growth.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $5.5 million for the nine months ended September 30, 1998.

       Cash used in investing activities was $24.2 million for the nine months ended September 30, 1998. The Company's main use of cash during the first nine months of 1998 was for the purchase of property, plant and equipment with an aggregate cost of approximately $23.9 million. Over $10.4 million of these purchases were by Ferronor to upgrade its track in anticipation of the new contracts which began in the second half of 1998. In addition, the acquisition of Fabrex used $1.7 million in cash.

       The Company's cash provided by financing activities was $16.5 million for the nine months ended September 30, 1998, consisting of the net proceeds of approximately $1.0 million from exercise of warrants and sale of stock and $0.8 million from the exercise of stock options. In addition, the Company's net borrowings increased by $15.7 million primarily due to the above mentioned capital expenditures by Ferronor.

       The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for many of the Company's subsidiaries. Certain of this indebtedness was refinanced through the Company's revolving line of credit (the "Revolver") with National Bank of Canada, as agent. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The Revolver is collateralized by substantially all of the assets of the Company and certain of its subsidiaries. The Revolver balance as of September 30, 1998 was $43.7 million.

       On June 16, 1998, the Revolver was increased from $40 million to $55 million by National Bank of Canada, Comerica Bank N.A. and Southtrust Bank, N.A. at which time the maturity date was extended to May 2001.

       On September 30, 1998, the Company accepted a proposal by National Bank of Canada as agent to increase the Revolver to $100 million for purposes of future acquisitions of transportation related businesses.

       As of September 30, 1998, the Company had working capital of $9.3 million compared to working capital of $5.2 million as of December 31, 1997. The most significant change related to certain short-term financing that are being converted into long-term debt. Cash on hand as of September 30, 1998 was $1.5 million compared to $3.7 million as of December 31, 1997. The Company's cash flows from operations historically have been sufficient to meet its ongoing operating requirements and to satisfy the Company's interest requirements.

       The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.8 million and capital expenditures at KSI of approximately $250,000. In addition, the Company anticipates capital expenditures of approximately $13.2 million over the next three years related to Ferronor's new 20-year take-or-pay contract. The Company anticipates paying for this project expansion with debt financing. The

Company also is in the process of purchasing and equipping an additional facility in Quebec, Canada for its newly purchased specialty trailer manufacturer. The costs of this project are estimated at an additional $2.5 million. The Company anticipates this project will be funded through the issuance of additional debt. The Company anticipates spending approximately $1.5 million over the next six months to refurbish the office building that it purchased in July 1998. The Company anticipates financing this project through its Revolver. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

       The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of November 1, 1998, the Company had approximately $11.3 million of availability under the Revolver.

INFLATION

       Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through such increases in its freight rates and trailer prices.

IMPACT OF YEAR 2000

       The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, inability to interchange information with connecting railroads or engage in similar normal business activities

       Many of our systems and related software are currently Year 2000 compliant and we have a program in place designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental affect on operations. We are utilizing internal personnel and outside vendors to identify Year 2000 problems, modify and/or update programs and hardware and test the modifications.

       We rely on third parties, particularly the Class I railroads, for much of our information in our domestic rail operations. In addition, our trailer manufacturing segment relies heavily on third party suppliers for its raw materials. We have initiated efforts to evaluate the status of these suppliers' efforts and to determine alternatives and contingency plan requirements. An inability of a connecting railroad to process information could cause delays in services to customers and the inability of the Company to invoice and collect on shipments. Failure of a third party supplier to deliver parts to our manufacturing facilities could cause either a slow down in production and/or a temporary shut down of the facility.

       The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $0.25 million. The total amount expended through September 30, 1998 is approximately $0.15 million.

       The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be minimized.

       Readers are cautioned that forward-looking statements contained in the Impact of Year 2000 should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" which immediately follows this section.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

       The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; and the regulation of the Company by federal, state and local regulatory authorities. Any material adverse change in the financial condition or results of operations of KSI would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In September 1998, the Company entered into an agreement with Canadian Pacific Railway to purchase the Esquimalt and Nanaimo Railway Company ("E&N"). The transaction includes the sale of a 68-mile section of rail line between Port Alberni and Nanaimo, and the lease of a 113 miles of rail line running from Victoria-to-Nanaimo and Parksville-to-Courtenay for purposes of freight and passenger rail service on Vancouver Island. E&N currently operates a daily passenger rail service under contract with VIA Rail Canada, from Victoria to Courtenay. The primary commodities moved are forest/paper products, minerals and chemicals.

         On August 24, 1998, the Company announced its share repurchase program, whereby the Board of Directors has authorized the repurchase of up to one million shares of its common stock. Purchases are being made in the open market and will continue until all of such shares are repurchased or until the Company determines to terminate the repurchase program.

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

(7) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.
(8) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.
(9) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Securities and Exchange Commission on April 30, 1998.
(10) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 6, 1998.
(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.
+        Executive Compensation Plan or Arrangement.



(b)      Reports on Form 8-K.

         The Company filed the following report on Form 8-K during the quarter ended September 30, 1998:

         1. A Current Report on Form 8-K, dated September 3, 1998, was filed in connection with the amendment of the Company's Common Stock Purchase Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RAILAMERICA, INC.


Date: November 11, 1998

                                         By: /s/ Gary O. Marino
                                         --------------------------------------
                                         Gary O. Marino as Chairman,
                                         Chief Executive Officer and as
                                         Principal Financial Officer