Form 10-K
period 1998-12-31
RAILAMERICA INC /DE
filed 1999-03-31
CIK 887637

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

   For the fiscal year ended December 31, 1998 Commission File Number 0-20618

                                   ----------

                                RAILAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             65-0328006
             ----------------------------              ---------------------
             (State or Other Jurisdiction                  (IRS Employer
                   of Incorporation)                   Identification Number)


              301 Yamato Road, Suite 1190
                  Boca Raton, Florida                         33431
       ---------------------------------------         ---------------------
       (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6015

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          Common Stock Purchase Rights

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1999 computed by reference to the average bid and asked prices of registrant's common stock reported on NASDAQ on such date was $63,300,000.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 25, 1999 was 11,144,319.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's proxy statement for the Annual Meeting of Shareholders to be held June 24, 1999 (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.


================================================================================

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I

Item 1.   Business                                                                        3
Item 2.   Properties                                                                     19
Item 3.   Legal Proceedings                                                              23
Item 4.   Submission of Matters to a Vote of Security Holders                            23


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters                       24
Item 6.   Selected Financial Data                                                        26
Item 7.   Management's Discussion and Analysis                                           27
Item 8.   Financial Statements                                                           41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                    41

PART III

Item 10.  Directors and Executive Officers of the Registrant                             42
Item 11.  Executive Compensation                                                         42
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 42
Item 13.  Certain Relationships and Related Transactions                                 42


PART IV

Item 14.  Exhibits and Reports on Form 8-K                                               43



PART I

ITEM 1.  BUSINESS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is a leading operator of short line freight railroads in the United States, based on total track miles, and an operator of a regional freight railroad in the Republic of Chile. The Company is also a leading manufacturer of specialized truck trailers through its wholly-owned subsidiary, Kalyn/Siebert, Inc. ("KSI"), with production facilities in Gatesville, Texas and Trois-Rivieres, Quebec, Canada. In addition, the Company holds a minority interest in the Great Southern Railway Limited consortium, which operates a 4000-mile transcontinental passenger rail service in Australia. Segment and geographic information called for in item 1 is set forth in Note 20 of Notes to Consolidated Financial Statements and is incorporated herein by reference. RailAmerica's core business is the acquisition and operation of short line and regional railroads. The Company has grown rapidly through acquisitions since December 31, 1994, at which time it operated only 300 miles of track and employed 220 full-time employees. At December 31, 1998, the Company operated approximately 2,400 miles of rail line, including approximately 1,000 miles in North America and over 1,400 miles in Chile. At December 31, 1998, the Company employed 652 full-time employees.

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

         Since industry deregulation in 1980, major North American railroads have streamlined their operations by systematically divesting themselves of branch lines to smaller rail operators that have advantageous cost structures. The divestiture activity has accelerated in recent years as a result of the consolidation of Class I railroads which has led to the disposition of redundant and light-density routes. Similarly, an increasing number of foreign governments are seeking to encourage private investment in infrastructure and stimulate economic activity by privatizing their national rail systems through sale or by concession to qualified operators. The Company's acquisition strategy as described above is exemplified by: (i) the purchase, in April 1998, through the Company's wholly-owned subsidiary, Saginaw Valley Railway Company ("SGVY"), of a 51-mile rail line in Michigan, (ii) the long term lease/purchase agreement to operate a 13-mile rail line in California in August 1998, through the Company's new subsidiary, Ventura County Railroad Company, Inc. ("VCRR"), (iii) the purchase, in January 1999, through the Company's newly-formed subsidiary, Esquimalt and Nanaimo Railway Company, of a 181-mile rail line in British Columbia, Canada, and (iv) the selection, in February 1999, of a consortium in which the Company is expected to be a majority partner as the successful bidder for V/Line Freight Corporation, the rail freight business of Australia's Victorian Government. The rail line in Victoria, Australia consists of approximately

3,000 miles of track.

         The Company believes that it is well-positioned to take advantage of the opportunities emerging in the North American and international rail industries. The Company has developed a disciplined evaluation and acquisition program, identifying rail properties that can be acquired on attractive terms and can be improved by the implementation of RailAmerica's operating practices when applied to the rail properties acquired by the Company. These practices have had the effect of increasing traffic while reducing expenses through introduction of operating efficiencies and customer service programs. The Company believes that it has become a desirable partner for Class I railroads as a result of its ability to pursue and consummate acquisitions swiftly and operate the rail lines more efficiently.

         The Company expanded its trailer manufacturing operations through the purchase, in January 1998, by the Company's wholly-owned subsidiary, KSI, of Fabrex, Inc. and its affiliate, Services Remorques Plus, Inc., forming a new subsidiary, Kalyn/Siebert Canada, Inc. ("KSC"). KSC is a manufacturer of specialty bulk-hauling truck trailers located in Trois-Rivieres, Quebec, Canada.

         In January 1999, the Company completed an $11.6 million private offering of convertible redeemable preferred stock, and, in March 1999, the Company completed a $12.5 million private offering of restricted common stock. See details in Liquidity and Capital Resources section.

         The Company's business as of December 31, 1998 was conducted through eighteen wholly-owned consolidated subsidiaries - Huron and Eastern Railway Company, Inc. ("HESR"), SGVY, KSI, KSC, Otter Tail Valley Railroad Company ("OTVR"), South Central Tennessee Railroad Corporation ("SCTR"), Delaware Valley Railway Company, Inc. ("DVRC"), RailAmerica Intermodal Services, Inc. ("RIS"), Dakota Rail, Inc. ("Dakota Rail"), RailAmerica Equipment Corporation ("REC"), West Texas and Lubbock Railroad Company, Inc. ("WTLR"), Cascade and Columbia River Railroad Company ("CCRR"), Minnesota Northern Railroad ("MNR"), RailAmerica de Chile, S.A ("RDC"), Steel City Carriers, Inc. ("Steel City Carriers"), St. Croix Valley Railroad Company ("SCXY"), RailAmerica Australia Pty. Limited ("RAA"), and VCRR. All references to the operations of the "Company" discussed in this Form 10-K describe the operations of its subsidiaries.

         The Company was incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies - HESR and SGVY. The Company's principal executive office is located at 301 Yamato Road, Suite 1190, Boca Raton, Florida 33431, and its telephone number at that location is (561) 994-6015.

RAILROAD INDUSTRY OVERVIEW

         The U.S. railroad industry is dominated by nine Class I railroads, which operated approximately 122,000 miles of track at December 31, 1997 (the most recent year for which data is available) and represented approximately $32.3 billion, or approximately 91.4%, of total rail industry operating revenue of $35.3 billion in 1997. In addition to large railroad operators, at year end 1997 there were more than 500 short line and regional railroads, which generated approximately $3.0 billion of operating revenue in 1997 and operated approximately 50,000 miles of track at December 31, 1997. Reflecting downsizing of major rail carriers, the proportion of total track miles operated by short line and regional railroads in the United States increased to 29.0% of total railroad industry track miles in 1997 from approximately 17.0% in 1986. The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (the "Staggers Rail Act"), which deregulated the pricing and types of services provided by railroads. Since 1980, Class I railroads in the United States and Canada have systematically divested themselves of branch lines to smaller rail operators. As a result, more than 300 short line and regional railroads operating approximately 27,000 miles of track have been created since 1980 to serve shippers on such lines. The divestiture has accelerated in recent years as a result of the consolidation and merger activity among Class I railroads, which has led to the sale of overlapping routes.

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

  - EXPANSION OF MANUFACTURING OPERATIONS. RailAmerica plans to investigate additional specialized truck trailer manufacturing opportunities as they become available.

  - FOCUSED SALES AND MARKETING. RailAmerica continues to increase traffic from existing, former and new customers in each of its markets through the aggressive marketing of its enhanced customer service, renegotiation of rates where prudent and implementation of other incentive arrangements for shippers. Once RailAmerica reestablishes frequent service for a newly acquired railroad, it markets its newly restored service to existing customers as well as to customers who may have dropped service when the former owner had operational control.

  - OPERATING EFFICIENCY. The Company improves its operating efficiency through rationalized staffing, incentivized local management and staff, centralized purchasing and corporate services, efficient equipment utilization and outsourced maintenance.

         The Company acquires rail properties by purchase of assets, lease or operating contract. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined by the seller based upon economic and strategic considerations. In addition to the financial terms of the transaction, the Company believes sellers consider more subjective criteria such as a prospective acquirer's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its lines. The Company believes this ability to provide increased revenue to Class I carriers is an advantage in bidding for properties.

RAILROAD OPERATIONS

GENERAL

         The Company provides rail service to on-line customers through the coordination of the railroad's general manager, marketing manager and customer service center. Rail service for the customer is scheduled by the general manager with the assistance of customer service personnel. Due to the Company's flexibility in providing service, customers can initiate unscheduled rail service on short notice by contacting the railroad's customer service center. The general manager schedules the days' train service and provides a manifest to the two-man crew. The crew's manifest contains information regarding the number and type of cars to drop off and/or pick up at a customer's siding, customer requirements concerning time of pick up and/or delivery and interchange schedules. The two-man crew, consisting of transportation specialists, operates the locomotive and couples and uncouples railcars along the line. Since crews are paid a salary rather than an hourly wage, they are readily available to provide service on an as-needed basis. Payment for rail services is coordinated with the customer through the Company's customer service center or with the Class I interchange partner.

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

         Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other rail carriers. Bridge traffic neither originates nor terminates on a rail carrier's line, but rather passes over the line from one connecting carrier to another. Interline traffic generated over 95% of the Company's total freight revenues in 1998.

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

         Each of the Company's short line railroads maintains a performance-based profit-sharing program through which a portion of a railroad's operating profits is distributed to its employees. Profit-sharing programs are administered by corporate headquarters and the general managers and distributions are made in part on the basis of meeting railroad operating targets and in part on individual performance. The general managers also participate in quarterly performance-based profit-sharing programs.

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

CUSTOMERS

         In 1998, the Company served more than 200 customers domestically who shipped and/or received a wide variety of products. The Company's railroads are typically the only rail carriers directly serving their customers. Although most of the Company's domestic railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 1998, the Company's 10 largest domestic customers accounted for approximately 45% of domestic transportation revenue. There is no single customer which represented more than 10% of the Company's domestic transportation revenue. The Company had four customers who each represented more than 10% of the international transportation revenue. The customers represented 22%, 22%, 18% and 14% of international transportation revenue.

COMMODITIES

         The Company provides its customers with local rail freight services accessing the nationwide rail systems both domestically and internationally. The Company hauls products for its customers based upon market demands in its local operating areas. The following table sets forth by number and percentage the total carloads of each of the principal commodities hauled by the Company's railroads during the years ended December 31, 1998, 1997 and 1996.

                       CARLOADS CARRIED BY COMMODITY GROUP

                                 YEAR ENDED                         YEAR ENDED                       YEAR ENDED
                              DECEMBER 31, 1998                  DECEMBER 31, 1997               DECEMBER 31, 1996
                         --------------------------          -------------------------       -------------------------
    COMMODITY            CARLOADS        % OF TOTAL          CARLOADS       % OF TOTAL       CARLOADS       % OF TOTAL
-----------------        --------        ----------          --------       ----------       --------       ----------
IRON ORE                  62,037             53%              19,493            28%                0              0%
AGRICULTURE               15,423             13%              13,297            19%            9,624             37%
WOOD PRODUCTS              9,153              8%               9,797            14%            5,021             19%
FOOD PRODUCTS              7,521              6%               5,425             8%            1,762              7%
BALLAST/STONE              4,147              4%               3,957             6%              437              2%



                                 YEAR ENDED                         YEAR ENDED                       YEAR ENDED
                              DECEMBER 31, 1998                  DECEMBER 31, 1997               DECEMBER 31, 1996
                         --------------------------          -------------------------       -------------------------
    COMMODITY            CARLOADS        % OF TOTAL          CARLOADS       % OF TOTAL       CARLOADS       % OF TOTAL
-----------------        --------        ----------          --------       ----------       --------       ----------

FERTILIZER                 4,308              4%               3,900             6%            2,511             10%
COAL                       4,898              4%               3,877             6%              832              3%
COPPER                     1,188              1%               2,785             4%                0              0%
STEEL                      1,695              1%               1,732             3%            1,584              6%
SODIUM SULFATE               732            0.5%               1,290             2%            1,237              5%
PROPANE                    1,161              1%                   0             0%                0              0%
AUTO PARTS                   683            0.5%                 755             1%              904              3%
PLASTICS                     628            0.5%                 574             1%              551              2%
OTHER                      3,961            3.5%               2,258             3%            1,408              5%
                         -------                              ------                          ------
        TOTAL            117,535            100%              69,140           100%           25,871            100%
                         =======                              ======                          ======


EMPLOYEES

         As of December 31, 1998, the Company had approximately 104 full-time rail employees in North America and 210 full-time rail employees in Chile. Temporary lay-offs of personnel and hiring of part-time or short-term employees are sometimes required to adjust to the Company's somewhat seasonal operations. As of December 31, 1998, the Company had 8 employees who were subject to contract negotiations with the United Transportation Union. No contract has been signed to date.

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

ACQUISITION OF SGVY BROWN CITY SUBDIVISION

         In April 1998, the Company, through its wholly-owned subsidiary, SGVY, acquired from CSX Transportation, Inc. ("CSXT") a 51 mile rail line located in Michigan's "Thumb" region. The line runs from just east of Saginaw to Brown City, Michigan and handles traffic such as grain, corn, fertilizer and soybeans. The line connects with SGVY's sister railroad, HESR, at Vassar, Michigan and interchanges with CSXT at Saginaw.

ACQUISITION OF VENTURA COUNTY RAILROAD COMPANY, INC.

         In August 1998, the Company, through its newly formed, wholly-owned subsidiary, VCRR, entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR handles ship-to-rail port traffic which includes finished autos, chemicals, plastic and paper products. Traffic from this line interchanges with the Union Pacific Railroad at Oxnard.

RAILROAD PROPERTIES

         The following table sets forth certain information with respect to the railroad properties that the Company owned as of December 31, 1998:

---------------------------------------------------------------------------------------------------------------------------
                                Date of         Track                                      Principal
           Railroad             Acquisition     Miles      Structure     Location          Commodities
---------------------------------------------------------------------------------------------------------------------------
Huron and Eastern               March 1986         83      Owned         Michigan          Agricultural products, sugar
Railway (Huron Division)                                                                   products, fertilizer, scrap
                                                                                           steel, auto parts, aggregates
---------------------------------------------------------------------------------------------------------------------------
Huron and Eastern               May 1988           55      Owned         Michigan          Agricultural products, sugar
Railway (Saginaw                                   45      Leased                          products, fertilizer, scrap
Division)                                                                                  steel, auto parts, aggregates
---------------------------------------------------------------------------------------------------------------------------
Saginaw Valley Railway          Jan. 1991          10      Owned         Michigan          Agricultural products,
                                Apr. 1998          51      Owned                           fertilizer
---------------------------------------------------------------------------------------------------------------------------
South Central Tennessee         Feb. 1994          49      Leased        Tennessee         Wood products, frozen
Railroad                                            3      Trackage                        potatoes, newsprint,
                                                           rights                          plastics, steel
---------------------------------------------------------------------------------------------------------------------------
Delaware Valley Railway         July 1994          45      Easement      Pennsylvania      Agricultural and steel
                                                   10      Lease         Delaware          products, iron and wood
                                                                                           products
---------------------------------------------------------------------------------------------------------------------------
Dakota Rail                     Sept. 1995         44      Contract      Minnesota         Plastics, lumber, scrap steel,
                                                           for Deed                        chemicals
---------------------------------------------------------------------------------------------------------------------------
West Texas & Lubbock            Nov. 1995         104      Owned         Texas             Fertilizer, sodium sulfate,
Railroad                                            4      Trackage                        chemical, cotton and cotton
                                                           rights                          products
---------------------------------------------------------------------------------------------------------------------------
Cascade and Columbia            Sept. 1996        131      Owned         Washington        Wood products, limestone,
River Railroad                                      6      Trackage                        paper products, agricultural
                                                           rights                          products
---------------------------------------------------------------------------------------------------------------------------
Otter Tail Valley Railroad      Oct. 1996          72      Owned         Minnesota         Coal, agricultural products,
                                                                                           fertilizer
---------------------------------------------------------------------------------------------------------------------------
Minnesota Northern              Dec. 1996         174      Owned         Minnesota         Agricultural products, sugar
Railroad                                           47      Trackage                        products, fertilizer, coal,
                                                           rights                          aggregates
---------------------------------------------------------------------------------------------------------------------------
Ferronor                        Feb. 1997       1,400      Majority      Chile             Iron ore, copper, limestone,
                                                           owned                           propane, sugar products
---------------------------------------------------------------------------------------------------------------------------
St. Croix Valley Railroad       Aug. 1997          44      Owned         Minnesota         Agricultural products,
                                                   16      Trackage                        fertilizer, plastics
                                                           rights
---------------------------------------------------------------------------------------------------------------------------
Great Southern Railway          Oct. 1997                  Minority      Southern          Passenger
                                                           Interest      Australia
---------------------------------------------------------------------------------------------------------------------------
Ventura County Railroad         Aug. 1988          13      Leased        California        Auto products, wood
                                                                                           products
---------------------------------------------------------------------------------------------------------------------------


TRAILER MANUFACTURING OPERATIONS

         KSI, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility, and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies.

         KSI's product mix has shifted towards sales of heavy equipment and specialty trailers. Previously located in Stockton, California, Siebert manufactured a highly specialized detachable goose neck trailer constructed of high yield steel. The Siebert products include up to 300-ton capacity units. The trailer types in the heavy equipment category include specialized trailers (such as car haulers, truck haulers, and jeep haulers), fixed neck low bed, detachable low bed, flats and platforms, drops and double drops, folding neck low-bed, and used trailers.

         In January 1998, the Company, through its wholly-owned subsidiary, KSI, acquired all of the outstanding stock of Fabrex, Inc. and its affiliate, Services Remorques Plus, Inc. Fabrex's operations have been combined into KSC, a wholly-owned subsidiary of KSI. KSC is a manufacturer of specialty bulk-hauling truck trailers located in Trois-Rivieres, Quebec, Canada. KSC's products are marketed to the solid waste, agricultural and construction industries.

         At the date of its acquisition , Fabrex, founded in 1985, employed 50 people in its 45,000 square foot manufacturing facility located in Trios Rivieres, Quebec, Canada, midway between Montreal and Quebec City. In April 1998, KSC purchased an additional 105,000 square-foot manufacturing facility located adjacent to KSC's existing plant in Trois-Rivieres, Quebec, Canada. In order to meet production requirements in conjunction with the plant expansion, KSC hired an additional 70 employees in 1998.

PRODUCTS

         The majority of KSI's sales are based on existing KSI trailer designs which are modified with standard options. However, approximately 20% of trailers sold must be customized to satisfy customers' specifications. KSI's "Pro Engineer" 3-D based solid modeler drafting system and computer aided drafting system "CAD" allows its engineers to readily modify trailer component design and generate new designs, based on customer needs.

         KSI manufactures an extensive variety of light, medium and heavy duty truck trailers. The

Company's products include the following:

   - FLATBED TRAILERS. Flatbed trailers, also known as platform trailers, are generally used to carry loads such as steel and building materials. The Company produces a wide variety of flatbed trailers, including straight frames, drop frames and multi-axle units for specialized loads. KSI's leading product in this category is the KDP-80, a 48 foot drop deck flatbed trailer which is purchased primarily by commercial customers. This trailer has a 10 foot spread on the tandem axle which allows more weight per axle than narrower tandems.

   - LOWBED TRAILERS. Lowbed trailers, also known as lowboy trailers or California legals, generally haul heavy equipment such as electrical transformers or grain silos. Lowbed trailers are equipped with up to 18 axles and have the capacity to haul up to 300 ton loads. Heavy equipment lowbeds are used by heavy haulers, specialized carriers and riggers, larger construction and engineering firms and highly-specialized members of the aerospace and automotive industries. The products constituting this category include the following trailers: fixed neck lowbed, folding neck lowbed, detachable lowbed, and the mechanical removable gooseneck, which is KSI's leading trailer by sales in this product line.

   - OTHER PRODUCTS. KSI manufactures a sliding-axle trailer which can be used to transport heavy equipment such as forklifts and similar equipment. KSI also manufactures a specialty van trailer for the United States Tank Automotive Command ("TACOM") which has special dolly-style suspensions and removable landing gear so that it can be shipped on military transport cargo planes. These specialty van trailers can be used for tactical combat purposes or as storage containers. Other specialty products include tilt trailers, special event trailers, protected vans and oil field trailers.

   - PARTS AND ACCESSORIES. Replacement parts and accessories are primarily sold to dealers.

         From time to time, KSI is also involved in the limited sale of used trailers, which are supplied primarily by trade-ins from its new trailer customers. The Company sells most of its used trailers through its authorized dealers.

         KSI generally provides customers with a five-year limited warranty on trailer mainframes and a one-year limited warranty against defects in material and workmanship with respect to its products. KSI's warranty costs have historically been less than one percent of net sales per year.

         KSC produces specialty bulk-hauling truck trailers used in the solid-waste, agricultural, and construction industries. Historically, approximately 85% of KSC's sales are transfer trailers and 80% of these are made in aluminum. KSC began producing dump trailers in 1995. In 1997, these trailers represented approximately 15% of KSC's sales. The dump trailers consist of approximately 70% aluminum and 30% steel. During the second half of 1998, KSC began producing KSI flatbed trailers in its newly acquired facility.

MANUFACTURING AND ENGINEERING

         KSI considers the engineering expertise, combined with the manufacturing experience of its work force, to be key competitive advantages. KSI utilizes this experience in its marketing by including manufacturing personnel in initial meetings with potential KSI customers to assist in defining and meeting the customer's objectives. This team approach often results in new and unique ways to satisfy customer needs and facilitates effective communication throughout the organization.

         Each of KSI's trailers is manufactured from highly customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. KSI's "Pro-Engineer" 3-D solid modeler drafting system and CAD allows its engineers to readily modify trailer component designs and generate new designs based on customer needs.

         KSI builds all the structural parts of its trailers using steel bars and plates. The major manufacturing steps include cutting, bending and welding of steel and, once assembled, cleaning and painting. The axles and running gears are purchased as sub-assemblies which are integrated into the KSI trailer design. KSI contracts out any necessary machining. KSI exercises strict quality control by screening suppliers and conducting inspections throughout the production process.

         KSI's ability to manufacture trailers is dependent upon receiving supplies or components and raw materials from a limited number of sources. To date, KSI has experienced no material difficulties in procuring supplies, components or materials. However, if deliveries of such items are delayed, KSI's production ability may be decreased which could have a negative effect on KSI's and the Company's results of operations.

         KSI's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5 acre site, which were constructed between 1969 and 1997. KSI's manufacturing properties serve as collateral for the Company's financing with National Bank of Canada. The Company expects that this site will be able to meet its manufacturing goals for the foreseeable future.

         At acquisition date, Fabrex, was producing its trailers at a 45,000 square foot manufacturing facility located in Trios Rivieres, Quebec, Canada, midway between Montreal and Quebec City. In April 1998, KSC purchased an additional 105,000 square-foot manufacturing facility located adjacent to KSC's existing plant in Trois-Rivieres, Quebec, Canada.

MARKETING AND DISTRIBUTION

         KSI's marketing strategy is focused on offering a broad range of high-quality, customized trailers manufactured to the design specifications of its customers. These products are marketed and distributed through a network of approximately 140 independent dealers throughout North America and through a direct sales force. During 1998 approximately 50% of independent dealers maintained inventories of KSI trailers.

         Presently, up to 75% of all of KSI's commercial sales are made to dealers, with the balance representing direct retail sales by its sales force. KSI's sales staff consists of a vice president, five sales managers, and an advertising manager. The sales staff is supported by registered mechanical design engineers and draftsmen. Sales leads are generated through literature mailings, trade show exhibitions, dealers, repeat customers, and word-of-mouth. In addition, KSI places advertisements in trade publications such as MY LITTLE SALESMAN, AMERICAN TRUCKER, LIFTING & TRANSPORTATION INTERNATIONAL, TRUCK MARKET NEWS, MACHINERY TRADER, AMERICAN TOWMAN, TRUCK NEWS (CANADA), TRUCK & TRAILER (CANADA) AND CONSTRUCTION PUBLIC WORKS (LATIN AMERICA). In recent years, KSI has begun shifting resources from advertising to trade shows, which management believes is a more cost effective method of maintaining KSI's name and reputation and developing sales leads. KSI currently participates in approximately five trade shows per year.

         In certain circumstances, KSI will enter into agreements with its dealers to stimulate and facilitate the sale and financing of its new and used trailers. During the first quarter of 1995, KSI entered into a Wholesale and Retail Financing Agreement with Associates Commercial Corporation and Associates Commercial Corporation of Canada, Ltd. to stimulate and facilitate the sale and financing of its new and used trailers. In addition, in December 1996, the Company entered into an agreement with Newcourt Financial Ltd. in order to provide wholesale and retail financing for its dealers located in Canada. Each of these agreements provides floor plan financing for eligible dealers and lease and/or purchase financing for end market purchasers.

         KSC sells direct to customers with one salesman in Toronto who handles Ontario and western Canada and one in Montreal who handles Quebec and maritime provinces. In the United States the majority of sales are done through a network of a dozen distributors. KSC also had access to KSI's extensive dealer base in the United Stated starting in 1998.

CUSTOMERS

         KSI serves a diversified customer base operating in the construction, trucking, agricultural, railroad, utility and oil industries. Since 1990, commercial sales have accounted for approximately two-thirds of KSI's revenues with military or governmental agency sales representing the balance. As a result of extensive prototype testing by TACOM and the federal government budgetary impasse during early 1996, sales to governmental accounts represented a disproportionately low percentage of KSI's revenue for 1996. In 1998, sales to the federal government accounted for nearly 50% of total net sales as a result of new contracts awarded in 1997 and 1998.

         The majority of sales in the government segment are to the General Services Administration ("GSA"), the purchasing arm of most non-military agencies, and to TACOM, which consolidates purchases for various branches of the military. KSI has been awarded "Blue Ribbon Contractor" status with TACOM. As a result of this status, KSI receives a 10% preference on bids for certain contracts. Sales to governmental agencies represented 48%, 37% and 20% of KSI's manufacturing revenue for the years ended December 31, 1998, 1997 and 1996. A substantial decrease in orders by the GSA and/or TACOM could have a material adverse effect on KSI's business and results of operations.

         In April 1998, KSI received a new order, valued at approximately $3.6 million, for semi-trailer vans under its existing contract with TACOM.

         In July 1998, KSI received two new orders from the United States Government, valued at approximately $8.8 million. The first order, through KSI's existing requirements contract with the GSA, is valued at approximately $5.3 million and calls for the production of 101 folding goose neck level deck trailers for the United States Army. The second order is valued at approximately $3.5 million and calls for the production of approximately 111 low-bed trailers for TACOM over three years. Production on both orders commenced in the fourth quarter of 1998, with delivery starting early in 1999.

         In December 1998, KSI received another new order from TACOM valued at approximately $5.2 million. The contract calls for the production of 71 tactical van trailers over fifteen months. Production commenced in the fourth quarter of 1998, with delivery starting early in 1999.

         KSC's trailers are used in the solid-waste, agricultural and construction industries. Waste disposal companies are KSC's largest market segment. In addition, during the second half of 1998 KSC began producing and marketing KSI type flatbed trailers.

         BACKLOG. As of December 31, 1998, KSI's backlog of orders was approximately $18.3 million, compared to $19.7 million as of December 31, 1997. As of December 31, 1998, KSC's backlog of orders was approximately $3.7 million. KSI and KSC include in its backlog only those orders for trailers for which a confirmed customer order has been received. KSI manufactures trailers mostly to customer or dealer orders and does not typically maintain an inventory of "stock" trailers in anticipation of future orders.

         COMPETITION. The Company faces significant competition in the truck trailer manufacturing industry which is highly competitive and has relatively low barriers to entry. The Company competes with a number of other trailer manufacturers, some of which have greater financial resources and higher sales than KSI. Furthermore, the Company's products compete with alternative forms of shipping, such as intermodal containers. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors or alternative forms of shipping containers.

EMPLOYEES

         As of December 31, 1998, KSI had 182 full-time employees in the trailer manufacturing operation and approximately 17 part-time employees. None of the KSI employees are subject to a collective bargaining agreement. As of December 31, 1998, KSC had 120 full-time employees in the trailer manufacturing operation of which 89 are subject to a collective bargaining agreement.

MOTOR CARRIER OPERATIONS

         On February 10, 1995, the Company acquired substantially all of the assets of Steel City, a regional motor carrier located in Sault Ste. Marie, Ontario, Canada. Since the Company's acquisition of Steel City, its financial performance and development have not measured up to the Company's expectations for the business. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its railroad and manufacturing operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997.

         Effective December 1, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of Steel City Carriers, Ltd. to Laidlaw Carriers, Inc., an operating subsidiary of Ontario, Canada-based Contrans Corporation. The leases are for a period of 18 to 24 months. In addition, the Company has entered into an agreement to sell its Ontario real estate that was previously used in its motor carrier operations.

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

         STB. The STB has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one carrier (including railroads and interstate motor and water carriers) by another carrier (or an entity controlling another carrier), the use by one railroad of another railroad's tracks ("trackage rights"), the rates charged by railroads for their transportation services, and the service of rail carriers. Legislation enacted in 1995 replaced the Interstate Commerce Commission ("ICC") with the STB and abolished labor protective conditions applicable to numerous types of rail transactions. Today, most transactions involving shortline railroads are no longer subject to protective conditions for adversely affected employees by labor agencies. Certain types of transactions involving mid-size "regional railroads" (annual revenues between $20 million and $250 million) are still subject to limited labor protective conditions for adversely affected employees (in absence of any other arrangements negotiated between management and labor, affected employees receive one year's severance pay upon consummation of acquisition transactions).

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

         FUTURE OF THE STB. Under the ICC Termination Act the STB is presently funded through September 30, 1999. It is unclear whether the STB will be reauthorized in its present form.

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

EMPLOYEES; LABOR CONSIDERATIONS

         As of December 31, 1998, the Company had approximately 444 full-time employees in North America. Approximately 89 of the Company's employees are members of a union and are employed at KSC. Approximately 46 of KSC's employees are members of the Federation Inter-Provinciale des Ouvriers en Electricite (F.I.P.O.E.), which was accredited in Canada in 1988. The other 43 of KSC's union employees are members of the L'Association des employes de production de Kalyn Siebert Canada, Inc. (A.E.P.K.), which was accredited in August 1998.

         The Company's railroad operations are somewhat seasonal. Most agricultural shipments occur from September through May, and much of the Company's track maintenance is performed in the summer months. Temporary layoffs of personnel, hiring of part-time or short-term employees, or use of independent contractors are sometimes required to adjust to the seasonal nature of track maintenance work and other business requirements. As of December 31, 1998 the Company had 104 full-time railroad employees, 302 full-time employees in the trailer manufacturing division, one full-time employee in the motor carrier operations and 38 corporate and/or support employees.

         Ferronor operated with approximately 350 employees as of the date that the Company acquired majority ownership. As contemplated by management, significant reductions in the work force have been effectuated and the current workforce is approximately 210 employees.

ITEM 2. DESCRIPTION OF PROPERTY

MICHIGAN RAILROAD PROPERTIES

         The majority of the Company's 199 miles of Michigan rail line consists of 90 pound or heavier welded and jointed rail. The Company's track standards allow for maximum operating speeds ranging from 10 m.p.h. to 25 m.p.h. The Company owns approximately 1,260 acres of operating and non-operating real estate in Michigan. The Company's Michigan rail properties serve as collateral for the Company's $55 million Revolving Loan Agreement with the National Bank of Canada et al (the "Revolver") (See Note 10 to Notes to Consolidated Financial Statements).

         The Company built its Eastern regional headquarters office in Vassar, Michigan during 1997. This office building is 6,800 square feet and houses management, dispatching, engineering, real property management, accounting and marketing personnel. The Company owns a locomotive shop which was constructed in 1987, and a maintenance-of-way equipment repair building completed in 1989, which also serves as a satellite operations center.

TENNESSEE RAILROAD PROPERTIES

         SCTR leases approximately 49 miles of rail line and approximately 450 acres of related real estate from the South Central Tennessee Railroad Authority. The lease was extended in February 1997 until 2004 and provides for base lease payments of $1,300 per month. The Company has the option to purchase the rail line and real estate for one dollar throughout the term of the lease.

         SCTR owns a locomotive shop and general office facility in Centerville, Tennessee which houses all of its operating personnel. SCTR also owns related maintenance and office equipment. The Company's rights to the lease of the SCTR property, as well as all the common stock of SCTR owned by the Company and SCTR's other equipment, serve as collateral under the Company's financing arrangements with General Electric Capital Corporation obtained in connection with the Company's acquisition of SCTR. This financing is being refinanced during 1999. (See Note 10 to Notes to Consolidated Financial Statements).

DELAWARE AND PENNSYLVANIA RAILROAD PROPERTIES

         DVRC operates approximately 55 miles of rail line, consisting of 45 miles located in southeastern Pennsylvania, and 10 miles of contiguous line which extends into the State of Delaware, where the Company interchanges with CSX Transportation at Elsmere, Delaware. The Pennsylvania rail line is operated pursuant to an agreement between DVRC and the Commonwealth of Pennsylvania. The rail line in Delaware was operated by DVRC pursuant to a 10-year lease with the Wilmington & Northern Railroad Company. DVRC terminated that lease on June 30, 1996 and has since been operating over that rail segment on a month-to-month basis. DVRC has received grants from the Commonwealth of Pennsylvania for track maintenance and improvements from 1994 through 1998 which require local matching.

MINNESOTA RAILROAD PROPERTIES

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

         MNR currently operates over 221 miles of rail line of which it owns approximately 174 miles and has trackage rights over 47 miles. The rail line includes five branch lines, divided into seven segments in northern Minnesota. MNR also owns approximately 2,600 acres of operating and non-operating land. MNR sold approximately 30 miles of rail line in December 1996. MNR's rail properties serve as collateral for the Revolver (See Note 10 to Notes to Consolidated Financial Statements).

         OTVR owns 72 miles of rail line in Western Minnesota from Fergus Falls, Minnesota to an interchange with Burlington Northern Santa Fe near Fargo, North Dakota. The total land owned by OTVR is approximately 1,080 acres. In addition to the rail line and land, OTVR owns a depot building in Fergus Falls. OTVR's railroad properties serve as collateral for the Company's Revolver (See Note 10 to Notes to Consolidated Financial Statements).

         SCXY operates over 60 miles of rail line of which it owns 44 miles and has trackage rights over 16 miles. The rail line includes two branch lines in and around Hinckley, Minnesota.

TEXAS RAILROAD PROPERTIES

         WTLR owns approximately 104 miles of rail line, extending from the City of Lubbock to both Seagraves and Whiteface. The total land owned by WTLR is approximately 1,500 acres. In addition to the rail line and land, WTLR owns four buildings. These buildings consist of an office building in Lubbock used as the railroad general offices, a one story storefront office building, and a maintenance building and storage shed, all in Brownfield, Texas. The Company's Texas railroad properties serve as collateral for the Revolver (See Note 10 to Notes to Consolidated Financial Statements).

WASHINGTON RAILROAD PROPERTIES

         CCRR owns 131 miles of rail line between Oroville and Wenatchee, Washington. CCRR also has trackage rights over 6 miles of rail line near Wenatchee. Total land owned by CCRR is approximately 1,600 acres. In addition to the rail line and land, CCRR owns three buildings. These buildings consist of an office building, a maintenance-of-way shop/storage building and a locomotive shop, all of which are located in Omak, Washington. The Company's Washington railroad properties serve as collateral for the Revolver. (See Note 10 to Notes to Consolidated Financial Statements).

CALIFORNIA RAILROAD PROPERTIES

         In August 1998, the Company, through its newly formed, wholly-owned subsidiary, Ventura County Railroad Company, Inc. ("VCRR"), entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR's general offices are located at the Port of Hueneme.

CHILEAN RAILROAD PROPERTIES

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

TEXAS MANUFACTURING PROPERTIES

         KSI's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5-acre site, which were constructed over the period from 1969 to 1997. The Company's Texas manufacturing properties serve as collateral for the Revolver (See Note 10 to Notes to Consolidated Financial Statements).

QUEBEC, CANADA MANUFACTURING PROPERTIES

         KSC's manufacturing operations are conducted in two Company owned buildings, totaling approximately 150,000 square feet on a 36.7-acre site. The Company's Quebec manufacturing properties serve as collateral for certain term financings (See Note 10 to Notes to Consolidated Financial Statements).

ONTARIO, CANADA MOTOR CARRIER PROPERTIES

         Steel City Carriers operates from a terminal it owns in Sault Ste. Marie, Ontario, Canada, which includes an office building housing administrative and dispatch offices, fabricating and service and a shop building. The service facility has three bays which provide adequate space for repairs and maintenance of Steel City Carriers' tractors and trailers as well as some owner-operators' tractors. A 5-1/2 acre lot provides adequate space for the normal loading, unloading, movement and parking of tractors and trailers as well as for temporarily storing and transferring some shipments. The Company has entered into an agreement to sell the real estate and anticipates the sale closing in 12 to 24 months. The Company's Ontario properties serve as collateral for the Revolver (See Note 10 to Notes to Consolidated Financial Statements).

ROLLING STOCK

         As of December 31, 1998, the Company's domestic railroad rolling stock consisted of 47 locomotives and 992 freight cars, some of which were owned and some of which are leased from third parties. Most of the Company's rail cars are subject to fixed monthly lease payments which are offset, in part, by fees charged by the Company to connecting railroads and shippers. The Company owns 138 tank cars that it has leased to various shippers. The tank cars serve as collateral for term financing agreements. Certain of the Company's locomotives are owned by the Company and serve as collateral under various financing agreements (See Note 8 to Notes to Consolidated Financial Statements). The Company also owns various other equipment used in the maintenance and operation of its railroads. The following tables summarize the composition of the Company's domestic railroad equipment fleet as of December 31, 1998:

                                                FREIGHT CARS
                                     -----------------------------------
     TYPE                            OWNED         LEASED          TOTAL
     ----                            -----         ------          -----
     Covered hopper cars               --            458            458
     Open top hopper cars               5            184            189
     Tank cars                        138             --            138
     Box cars                          --             59             59
     Wood chip cars                    --             78             78
     Center-beam flat cars             --             60             60
     Flat cars                         10             --             10
                                      ---            ---            ---
                                      153            839            992
                                      ===            ===            ===

                                       LOCOMOTIVES
                            ---------------------------------
   HORSEPOWER/UNIT          OWNED        LEASED         TOTAL
   ---------------          -----         -----         -----
     Over 2000                2             0             2
     1500 to 2000            22            14            36
     Under 1500               9             0             9
                             --            --            --
                             33            14            47
                             ==            ==            ==

         As of December 31, 1998, Ferronor owned approximately 32 locomotives and 810 rail cars in Chile.

         Based on current and forecasted traffic levels on the Company's railroads, management believes that its present equipment, combined with the availability of other rail cars for hire, is adequate to support its operations. Management believes that the Company's insurance coverage with respect to its property and equipment is adequate.

ADMINISTRATIVE OFFICES

         The Company maintains its principal executive office in Boca Raton, Florida. This office consists of approximately 7,250 square feet and is leased through January 2001. The lease calls for monthly rental payments of approximately $13,000 with annual increases. In July 1998, the Company purchased a 59,500 square foot office building, located in Boca Raton, Florida, for approximately $4.6 million. Approximately 17,500 square feet of this building is to be used as the Company's new corporate headquarters. The Company is expected to take occupancy during the second quarter of 1999. The remaining 42,000 square feet of space is currently leased to a single tenant. In addition, the Company subleases a corporate office in San Francisco, California, consisting of approximately 1,000 square feet and leased through June 2001, with lease payments of approximately $550 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective March 6, 1997, the Company's common stock began trading on the Nasdaq National Market under the symbol "Rail". Prior to March 6, 1997, the Company's common stock traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Set forth below is high and low bid information for the common stock as reported on the NASDAQ system for each quarter of 1997 and 1998. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.


------------------------------------------------------------------------------------------------
                                                        High Sales Price      Low Sales Price
------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------
First Quarter                                               $ 6 1/8              $ 4 5/8
------------------------------------------------------------------------------------------------
Second Quarter                                                5                    4 1/4
------------------------------------------------------------------------------------------------
Third Quarter                                                 6 5/16               4 1/8
------------------------------------------------------------------------------------------------
Fourth Quarter                                                7 3/8                5 3/8
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
                                                        High Sales Price      Low Sales Price
------------------------------------------------------------------------------------------------
1998

First Quarter                                               $ 7 23/32            $ 6
------------------------------------------------------------------------------------------------
Second Quarter                                                7 3/16               5 15/16
------------------------------------------------------------------------------------------------
Third Quarter                                                 6 3/8                5
------------------------------------------------------------------------------------------------
Fourth Quarter                                                8 3/4                5 5/16
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
                                                        High Sales Price      Low Sales Price
------------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------------
First Quarter (through March 25)                            $10 3/4              $ 7 1/4
------------------------------------------------------------------------------------------------

         As of March 25, 1999, there were 303 holders of record of the common stock and approximately 3,000 beneficial stockholders. The Company has never declared or paid a dividend on its common stock. The ability of the Company to pay dividends in the future will depend on, among other things, restrictive covenants contained in loan or other agreements to which the Company may be subject.

         In December 1998 and January 1999, the Company sold an aggregate of 468,000 shares of its Series A Convertible Redeemable Preferred Stock, $.01 par value (the "Series A Preferred Stock"), in a private offering to accredited investors for an aggregate purchase price of $11,610,000 pursuant to Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The Company paid aggregate concessions and fees of $822,700 to the placement agent in connection with the offering. The Series A Preferred Stock has a liquidation value of $25.00 per share, pays cumulative annual dividends of 7.5% payable in cash, semi-annually in arrears and is non-voting. The Series A Preferred Stock is convertible, at the option of each holder, into shares of common stock at a conversion price of $8.25, subject to adjustment under certain circumstances. The Company is required to redeem the outstanding shares of Series A Preferred Stock on December 31, 2003, at a redemption price equal to the liquidation value, plus accrued and unpaid dividends. The Company has the right to redeem the outstanding shares of Series A Preferred Stock under certain circumstances.

         In March 1999, the Company sold an aggregate of 1.4 million shares of its common stock and warrants (the "1999 Warrants") to purchase 210,000 shares of common stock in a private offering to accredited investors for an aggregate purchase price of $12.5 million pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company paid aggregate concessions and fees of $437,000 to the placement agent in connection with the offering. The 1999 Warrants are exercisable during the one-year period following consummation at $10.125 per share, subject to adjustment under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below for the periods ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the audited financial statements of the Company not included herein (In thousands, except operating data).

                                                              YEAR ENDED DECEMBER 31,
                                            1994          1995          1996          1997          1998
                                          --------      --------      --------      --------      --------
INCOME STATEMENT DATA

  Operating revenue                       $ 14,724      $ 25,078      $ 25,658      $ 47,437      $ 77,144
  Operating income                           2,229         3,188         3,873         7,319        12,642
  Income from
    continuing operations                      920         1,126         1,080         2,634         4,466
  Basic earnings per
    common share from
    continuing operations                 $   0.30      $   0.10      $   0.22      $   0.32      $   0.47

Diluted earnings per common
   share from continuing
   operations                             $   0.27      $   0.10      $   0.21      $   0.30      $   0.44

Weighted average
    common shares                            4,608         4,504         4,966         8,304         9,553

BALANCE SHEET DATA

 Total Assets                             $ 24,876      $ 40,064      $ 71,565      $100,835      $145,230
 Long-term debt, including
     current maturities                     10,407        18,151        40,154        47,798        71,815
 Subordinated debt,
   including current maturities              2,062         5,569         3,690         3,478           908
 Redeemable convertible
    preferred stock                          1,017            --            --            --         6,882
  Stockholders' Equity                       6,408         9,149        15,992        26,814        34,760

OPERATING DATA

  Freight carloads                          15,614        18,505        25,871        69,140       117,535
  Track mileage                                299           450           930         2,330         2,400
  Trailer units sold                           887           875           547           730         1,129
  Number of full time
     employees                                 220           265           275           542           652


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company's principal operations include the operation of domestic short line railroads, international regional railroads and trailer manufacturing. The Company hauls various products, which historically have consisted primarily of agricultural commodities, for its customers corresponding to their local operating areas. The Company's trailer manufacturing division, located in Texas and Trois-Rivieres, Quebec, Canada, manufactures a broad range of specialty truck trailers which are marketed to a customer base from the commercial and government sectors.

         The Company's operating revenues increased by $29.7 million, or 62.6% to $77.1 million for the year ended December 31, 1998 from $47.4 million for the year ended December 31, 1997. Operating expenses increased by $24.4 million, or 60.7% to $64.5 million for the year ended December 31, 1998 from $40.1 million for the year ended December 31, 1997. Other expenses, net increased by $2.9 million, or 77.5% to $6.6 million for the year ended December 31, 1998 from $3.7 million for the year ended December 31, 1997. Income from continuing operations increased by $1.8 million, or 69.6% to $4.5 million for the year ended December 31, 1998 from $2.6 million for the year ended December 31, 1997. Increases in revenue, operating expenses, other expenses and income were due primarily to the inclusion of the motor carrier division in continuing operations for nine months of 1998, the commencement of shipments on several large new contracts at Ferronor in 1998, the acquisition of KSC and the growth of the trailer manufacturing operations.

         Set forth below is a discussion of the results of operations for the Company's railroad operations, trailer manufacturing operations and corporate overhead and other.

RESULTS OF DOMESTIC RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's domestic railroad operations for the years ended December 31, 1998, 1997 and 1996. The results of operations include the operations of Evansville Terminal Company from July 1, 1996 to September 30, 1997, CCRR from September 6, 1996, OTVR from October 1, 1996, Gettysburg Railway and Gettysburg Scenic Rail Tours, Inc. ("GSRT") from November 18, 1996 to October 31, 1997, MNR from December 28, 1996 , SCXY from September 8, 1997, and VCRR from September 1, 1998. As a result, the results of operations for the year ended December 31, 1998 are not comparable to the prior year periods in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's domestic railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's domestic railroads only, unless indicated (in thousands).

                                                       YEAR ENDED DECEMBER 31,
                                                    1998        1997          1996
                                                  -------      -------      -------
Operating Revenue:

    Transportation revenue                        $15,388      $14,737      $ 9,783
    Other revenue                                     802        1,277        1,921
                                                  -------      -------      -------
Total operating revenue                            16,190       16,014       11,704
                                                  -------      -------      -------
Operating Expenses:
    Maintenance of way                              1,974        2,231        1,310
    Maintenance of equipment                          675          678          625
    Transportation                                  3,605        3,799        2,075
    Equipment rental                                  347          599          388
    Selling, general and administrative             3,095        2,457        1,381
    Depreciation and amortization                   1,570        1,337          961
                                                  -------      -------      -------
Total operating expenses                           11,266       11,101        6,740
                                                  -------      -------      -------
Operating income                                    4,924        4,913        4,964
    Interest and other expense                      2,852        2,842        1,308
                                                  -------      -------      -------
Income before income taxes                        $ 2,072      $ 2,071      $ 3,656
                                                  =======      =======      =======



COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         OPERATING REVENUES. Transportation revenues increased $0.7 million, or 4.4%, to $15.4 million for the year ended December 31, 1998 from $14.7 million for the year ended December 31, 1997. The domestic transportation revenue per carload decreased to $303 from $308 per car primarily due to the difference in product mix hauled between 1998 and 1997. Domestic carloads handled totaled 49,519 for the year ended December 31, 1998, an increase of 3,312, or 7.2%, compared to 46,207 for the year ended December 31, 1997.

         Other revenues decreased by approximately $0.5 million, or 37.2%, to $0.8 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. Other revenues for 1998 and 1997 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The decrease was primarily due to certain gains on sale of assets during 1997 with no corresponding sales of assets in 1998.

         OPERATING EXPENSES. Operating expenses increased by $0.2 million, or 1.8%, to $11.3 million for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997. Operating expenses, as a percentage of transportation revenue, were 73.2% and 75.3% for 1998 and 1997, respectively. Management anticipates the operating expenses, as a percentage of transportation revenue to remain fairly constant at the current level for the next twelve months exclusive of seasonality.

         Maintenance of way expenses decreased approximately $0.2 million, or 11.5%, to $2.0 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997 primarily due to increased track work being performed as part of scheduled maintenance programs at WTLR and HESR during 1997.

         Maintenance of equipment expenses remained fairly constant at $0.7 million for the years ended December 31, 1998 and 1997.

         Transportation expense decreased approximately $0.2 million, or 5.1%, to $3.6 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997 primarily due to the dispositions of ETC, Gettysburg Railway and GSRT in 1997.

         Equipment rental decreased approximately $0.3 million, or 42.0%, to approximately $0.3 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997. The decrease is primarily due to increased utilization of the Company's leased railcar fleet. CCRR and MNR equipment rental expenses decreased by 78.8% and 137.4% respectively due to increased earnings offsetting equipment rental expense on their railcar fleets.

         Selling, general and administrative expenses increased approximately $0.6 million, or 26.0%, to $3.1 million for the year ended December 31, 1998 from $2.5 million for the year ended December 31, 1997. MNR had selling, general and administrative expenses of approximately $0.5 million in 1998 compared to $0.3 million for the year ended December 31, 1997, an increase of approximately $0.2 million. OTVR had selling, general and administrative expenses of approximately $0.3 million in 1998 compared to $0.2 million for the year ended December 31, 1997, an increase of approximately $0.1 million. SCXY had selling, general and administrative expenses of $0.1 million for the year ended December 31, 1998, an increase of $0.1 million from $15,000 in 1997.

         Depreciation and amortization increased approximately $0.3 million, or 17.4%, to $1.6 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997.

           INTEREST AND OTHER EXPENSES. Interest and other expenses remained fairly constant at approximately $2.9 million for the years ended December 31, 1998 and 1997.

COMPARISON OF DOMESTIC RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         OPERATING REVENUES. Transportation revenues increased $5.0 million, or 50.6%, to $14.7 million for the year ended December 31, 1997 from $9.8 million for the year ended December 31, 1996. CCRR, which was acquired in September 1996, had transportation revenue of approximately $2.6 million for 1997 and approximately $0.7 million for the four months ended December 31, 1996, an increase of $1.9 million. MNR, which was acquired in December 1996, had transportation revenue of approximately $2.2 million for the year ended December 31, 1997. OTVR, which was acquired in September 1996, had transportation revenue of approximately $1.8 million for the year ended December 31, 1997, compared to $0.6 million for the four month period ended December 31, 1996, an increase of $1.2 million. Gettysburg Railway, which was acquired in November 1996, had transportation revenue of approximately $0.4 million for the year ended December 31, 1997. These increases in transportation revenue were partially offset by a decrease of approximately $0.2 million in revenue from HESR resulting from decreased agricultural shipments in early 1997 compared to early 1996. Additionally, transportation revenue from SCTR decreased approximately $0.4 million due to a decrease in demurrage revenue charged to a shipper. The domestic transportation revenue per carload decreased to $308 from $378 per car primarily due to the acquisitions during 1996 of railroads with lower rates per carload than the Company's existing railroads. Domestic carloads handled totaled 46,207 for the year ended December 31, 1997, an increase of 20,336, or 78.6%, compared to 25,871 for the year ended December 31, 1996. The increase was primarily the result of the Company's acquisitions of MNR, which handled 10,477 carloads in 1997, CCRR, which handled 7,631 carloads in 1997, OTVR, which handled 5,776 carloads in 1997, and Gettysburg Railway, which handled 1,206 carloads in 1997. These increased car loadings were partially offset by a decrease of 541 carloads from HESR.

         Other revenues decreased by approximately $0.6 million, or 33.5%, to $1.3 million for the year ended December 31, 1997 from $1.9 million for the year ended December 31, 1996. Other revenues for 1997 and 1996 consisted of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income.

         OPERATING EXPENSES. Operating expenses increased by $4.4 million, or 64.7%, to $11.1 million for the year ended December 31, 1997 from $6.7 million for the year ended December 31, 1996. Operating expenses, as a percentage of transportation revenue, were 75.3% and 68.9% for 1997 and 1996, respectively. The change was primarily due to higher maintenance of way expenses caused by an unusually harsh winter in Minnesota and Michigan in the first quarter of 1997 and higher operating ratios for certain of the recent acquisitions as compared to the Company's existing railroads.

         Maintenance of way expenses increased approximately $0.9 million, or 70.3%, to $2.2 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996 primarily due to certain acquisitions which occurred in 1996. MNR had maintenance of way expenses of approximately $0.5 million for the year ended December 31, 1997. CCRR had maintenance of way expenses of approximately $0.2 million for 1997, compared to maintenance of way expenses of approximately $57,000 for the four months ended December 31, 1996, an increase of $0.2 million. Gettysburg Railway had maintenance of way expenses of approximately $0.1 million for the year ended December 31, 1997, compared to $10,000 for the four months ended December 31, 1996. In addition to the above acquisitions, WTLR's and HESR's maintenance of way expenses increased approximately $74,000 and $0.1 million, respectively, from 1996 to 1997 due to increased track work being performed as part of scheduled maintenance programs.

         Maintenance of equipment expenses increased by approximately $53,000, or 8.5%, to $0.68 million for the year ended December 31, 1997 from $0.63 million for the year ended December 31, 1996 primarily due to certain acquisitions which occurred in the second half of 1996.

         Transportation expense increased approximately $1.7 million, or 83.1%, to $3.8 million for the year ended December 31, 1997, from $2.1 million for the year ended December 31, 1996 primarily due to certain acquisitions in the second half of 1996. MNR had transportation expenses of approximately $0.7 million in 1997. CCRR had transportation expenses of approximately $0.5 million for the year ended December 31, 1997, compared to $0.1 million for the four months ended December 31, 1996, an increase of $0.3 million. OTVR had transportation expenses of approximately $0.3 million for the year ended December 31, 1997, compared to $59,000 in the three months ended December 31, 1996, an increase of approximately $0.3 million. Gettysburg Railway and GSRT combined had transportation expenses of $0.3 million for the year ended December 31, 1997.

         Equipment rental increased approximately $0.2 million, or 54.4%, to $0.6 million for the year ended December 31, 1997, from $0.4 million for the year ended December 31, 1996.

         Selling, general and administrative expenses increased approximately $1.1 million, or 77.9%, to $2.5 million for the year ended December 31, 1997, from $1.4 million for the year ended December 31, 1996 primarily due to certain acquisitions in the second half of 1996. MNR had selling, general and administrative expenses of approximately $0.3 million in 1997. CCRR had selling, general and administrative expenses of approximately $0.4 million for the year ended December 31, 1997, compared to $0.1 million for the four months ended December 31, 1996, an increase of $0.3 million. OTVR had selling, general and administrative expenses of approximately $0.2 million for the year ended December 31, 1997, compared to $44,000 in the three months ended December 31, 1996, an increase of approximately $0.1 million. Gettysburg Railway had selling, general and administrative expenses of $0.1 million for the year ended December 31, 1997.

         Depreciation and amortization increased approximately $0.4 million, or 39.1%, to $1.3 million for the year ended December 31, 1997 from $1.0 million for the year ended December 31, 1996 primarily due to certain acquisitions in the second half of 1996.

         INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $1.5 million, or 117.3%, to $2.8 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. Such increase was primarily due to the financing of the acquisitions of CCRR, MNR, OTVR and Gettysburg Railway. The increase in interest expense from the year ended December 31, 1996 to the year ended December 31, 1997 attributable to these four acquisitions was $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively.

RESULTS OF INTERNATIONAL RAILROAD OPERATIONS

         FERRONOR. On February 19, 1997, the Company acquired a 55% equity interest in Ferronor, a 1,400 mile regional railroad in the Republic of Chile. The operations of Ferronor have been included in the consolidated operations of the Company from March 1, 1997. As a result, the results of operations for the year ended December 31, 1998 are not comparable to the corresponding prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's international railroad operations, which consist of Ferronor and RDC, for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated. (In thousands)

                                             For the Year Ended
                                             Ended December 31,
                                            1998            1997
                                          --------       --------
Revenue:
       Transportation revenue             $ 14,915       $  7,287
       Other revenue                         1,009            775
                                          --------       --------
Total revenue                               15,924          8,062
                                          --------       --------
Operating Expenses:
       Transportation                        8,982          5,113
       General and administrative            1,724          1,137
       Depreciation and amortization           706            267
                                          --------       --------
Total operating expenses                    11,412          6,517
                                          --------       --------
Operating income                             4,512          1,545
Other income (expense)                      (1,257)           319
Minority interest in earnings               (1,672)          (851)
                                          --------       --------
Income before income taxes                $  1,583       $  1,013
                                          ========       ========

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.

OPERATING REVENUES. Transportation revenue increased by $7.6 million, or 104.7%, to $14.9 million for the year ended December 31, 1998 from $7.3 million for the year ended December 31, 1997. Ferronor's carloads handled totaled 68,016 for the year ended December 31, 1998, an increase of 45,083, or 196.6%, compared to 22,933 carloads for the year ended December 31, 1997. The increase was partially due to the prior year period including only ten months of operations. In addition, Ferronor began moving iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. These moves have significantly increased Ferronor's car loadings and operating revenue.

       OPERATING EXPENSES. Operating expenses increased by approximately $4.9 million, or 75.1%, to $11.4 million for the year ended December 31, 1998 from $6.5 million for the year ended December 31, 1997. The increase was partially due to the prior year period including only ten months of operations in addition to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 76.5% and 89.4% for the years ended December 31,

1998 and 1997, respectively. The improvement is primarily due to cost reductions implemented by the Company including a reduction in employees.

       OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $1.6 million to $(1.3) million for the year ended December 31, 1998 from $0.3 million for the year ended December 31, 1997. The primary reasons for the decrease are the interest expense on the capital project financings and certain gains on sale of assets recognized in 1997 with no corresponding gains in 1998.

RESULTS OF TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of KSI for the periods indicated and KSC from January 1, 1998, the effective date of the Company's acquisition of Fabrex, Inc. and its affiliate. As a result, the results of operations for the year ended December 31, 1998 are not comparable to the corresponding prior years in certain material respects.

    The following table sets forth the income and expense items of the Company's trailer manufacturing operations for the years ended December 31, 1998, 1997 and 1996 and the percentage relationship of income and expense items to net sales (in thousands):

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                             1998                         1997                          1996
                                      -------------------          -------------------          -------------------
Net sales                             $39,887        100%          $22,941        100%          $13,638       100%
Cost of goods sold                     28,583       71.7%           16,544       72.1%           10,448      76.6%
                                      -------                      -------                      -------

Gross profit                           11,304       28.3%            6,397       27.9%            3,190      23.4%
Selling, general and
   administrative                       3,324        8.3%            1,969        8.6%            1,400      10.3%
Depreciation and amortization             835        2.1%              473        2.1%              433       3.2%
                                      -------                      -------                      -------

Income from operations                  7,145       17.9%            3,955       17.2%            1,357      10.0%
Other expenses (net)                      222        0.6%              230        1.0%              348       2.6%
                                      -------                      -------                      -------
Income before income taxes            $ 6,923       17.4%          $ 3,725       16.2%          $ 1,009       7.4%
                                      =======                      =======                      =======



COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. Net sales increased approximately $17.0 million, or 73.9%, to $39.9 million for the year ended December 31, 1998 from $22.9 million for the year ended December 31, 1997. The net sales increase consisted of $10.2 million in sales from KSC in 1998 and an increase of $6.8 million in KSI's sales. KSI sold 895 trailers for the year ended December 31, 1998 and 730 trailers for the year ended December 31, 1997. The increase in KSI's sales volume increased net sales by approximately $5.0 million. KSC sold 234 trailers for the year ended December 31, 1998. KSI's average price per trailer sold was approximately $34,700 for the year ended December 31, 1998 and approximately $30,500 for the year ended December 31, 1997. The increase in average price per trailer increased KSI's sales by approximately $1.8 million. Sales to governmental agencies represented 48% and 37% of KSI's net sales for 1998 and 1997, respectively. KSI's backlog as of December 31, 1997 was approximately $18.3 million compared to $19.7 million at December 31, 1997. KSC's backlog as of December 31, 1998 was approximately $3.7 million.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $12.0 million, or 72.8%, to $28.6 million for the year ended December 31, 1998 from $16.6 million for the year ended December 31, 1997. The cost of goods sold increase consisted of $8.4 million from KSC in 1998 and an increase of $3.6 million in KSI's cost of goods sold. Cost of goods sold was 71.7% for the year ended December 31, 1998 compared to 72.1% for the year ended December 31, 1997. KSI's and KSC's cost of goods sold were 68.2% and 81.7%, respectively, for 1998. Management anticipates gross profit as a percentage of net revenue to remain fairly constant over the next twelve months.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $1.3 million, or 68.8%, to $3.3 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997. KSC's selling, general and administrative expenses were $0.9 million for 1998, while KSI's selling, general and administrative expenses increased $0.4 million for 1998. The increase was primarily related to KSI's increased sales during the year as discussed above.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. Net sales increased approximately $9.3 million, or 68.2%, to $22.9 million for the year ended December 31, 1997 from $13.6 million for the year ended December 31, 1996. Net sales consist of trailer sales, part sales and repair income. Trailer sales represented approximately 96% of the net sales in both 1997 and 1996. KSI sold 730 trailers for the year ended December 31, 1997 and 547 trailers for the year ended December 31, 1996. The increase in sales volume increased net sales by approximately $4.4 million. The average price per trailer sold was approximately $30,500 for the year ended December 31, 1997 and approximately $24,000 for the year ended December 31, 1996. The increase in average price per trailer increased net sales by approximately $4.8 million. Sales to governmental agencies represented 37% and 20% of KSI's net sales for 1997 and 1996, respectively. During the first half of 1996, KSI was in the process of building five prototype trailers in connection with the $27 million October 1995 TACOM contract. Full production under the contract began during the first quarter of 1997. The increase in sales for 1997 compared to 1996 was principally production under such contract. KSI produced 105 Tactical Vans under the TACOM contract during 1997. KSI's backlog as of December 31, 1997 was approximately $19.7 million compared to $8.6 million at December 31, 1996.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $6.1 million, or 58.2%, to $16.5 million for the year ended December 31, 1997 from $10.4 million for the year ended December 31, 1996. Cost of goods sold was 72.1% for the year ended December 31, 1997 compared to 76.6% for the year ended December 31, 1996. The decrease was partially due to certain fixed costs of manufacturing being spread over a larger revenue base in 1997. Additionally, government orders represented a higher percentage of sales in 1997 than in 1996. Commercial trailers have more variations in design which generally require greater expertise in the manufacturing process. Government contracts are typically for larger quantities of similar style trailers. This creates greater economies of scale in the production process which translates into a relatively lower cost per unit produced. Historically, commercial sales have had a higher cost of goods sold and lower gross profit margins than government sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $0.6 million, or 40.9%, from $1.4 million for the year ended December 31, 1996 to $2.0 million for the year ended December 31, 1997. The increase was primarily related to KSI's increased sales during the year as discussed above.

RESULTS OF MOTOR CARRIER OPERATIONS

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS for the years ended December 31, 1998, 1997 and 1996. Since the Company's acquisition of Steel City Carriers in February 1995, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Motor Carrier operations are included as discontinued operations for the first quarter of 1998 and for all of 1997 and 1996. Motor Carrier operations are included in continuing operations from April 1, 1998 to December 31, 1998.

         Effective December 1, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of Steel City Carriers, Ltd. to Laidlaw Carriers, Inc., an operating subsidiary of Ontario, Canada-based Contrans Corporation. The leases are for a period of 18 to 24 months. In addition, the Company has entered into an agreement to sell its Ontario real estate that was previously used in the motor carrier operations.

         The following table sets forth the operating revenues and expenses for the Company's motor carrier operations for the years ended December 31, 1998 and 1997.


                                                 For the Year Ended
                                                    December 31,
                                                 1998          1997
                                               -------       -------
Transportation revenue                         $ 6,080       $ 7,133
Operating expenses:
       Transportation                            5,279         6,348
       General and administrative                  620           599
       Depreciation and amortization               401         1,120
                                               -------       -------
Total operating expenses                         6,300         8,067
                                               -------       -------
Operating income (expense)                        (220)         (934)
Other expense                                     (317)         (187)
                                               -------       -------
Loss before income taxes                       ($  537)      ($1,121)
                                               =======       =======

COMPARISON OF MOTOR CARRIER OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

       The results of motor carrier operations have been included in continuing operations commencing April 1, 1998, as disposal of the segment was not completed within twelve months. The results of motor carrier operations have been included as discontinued operations for the year ended December 31, 1997, as previously reported.

       OPERATING REVENUE. Operating revenue decreased $1.0 million, or 14.8%, to $6.1 million for the year ended December 31, 1998 from $7.1 million for the year ended December 31, 1997. The decrease was primarily due to Steel City ceasing motor carrier operations effective November 30, 1998 and due to a temporary shut down at one of Steel City's largest customers during the third quarter of 1998.

       OPERATING EXPENSES. Operating expenses decreased $1.8 million, or 21.9%, to $6.3 million for the year ended December 31, 1998 from $8.1 million for the year ended December 31, 1997. Operating expenses, as a percentage of operating revenue, were 103.6% and 113.1% for the years ended December 31, 1998 and 1997, respectively.

       Transportation expense decreased $1.0 million, or 16.8%, to $5.3 million for the year ended December 31, 1998 from $6.3 million for the year ended December 31, 1997. The decrease was primarily due to variable costs related to the decreased level of operating revenue.

       General and administrative expenses remained fairly constant at $0.6 million for the years ended December 31, 1998 and 1997.

       Depreciation and amortization decreased $0.7 million, or 64.2%, to $0.4 million for the year ended December 31, 1998 from $1.1 million for the year ended December 31, 1997. During 1997, the Company wrote off goodwill of approximately $0.7 million.

       Other expense increased $0.1 million, or 69.5%, to $0.3 million for the year ended December 31, 1998 from $0.2 million for the year ended December 31, 1997.

       Loss from discontinued operations increased by $0.1 million to $0.7 million for the year ended December 31, 1997 from $0.6 million for the year ended December 31, 1996.

CORPORATE OVERHEAD

       Corporate overhead, which benefits all of the Company's business segments, has not been allocated to the business segments for this analysis. Corporate overhead services performed for the Company's subsidiaries include overall strategic planning, marketing, accounting, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $0.9 million, or 28.0%, to $4.1 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. Corporate overhead increased $0.7 million, or 28.2%, to $3.2 million for the year ended December 31, 1997 from $2.5 million for the year ended December 31, 1996. The increases in each of the specified periods were related to the additional costs incurred to manage the acquired subsidiaries and to establish a strong management team to handle the Company's continued growth.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $5.7 million for the year ended December 31, 1998.

       Cash used in investing activities was $30.7 million for the year ended December 31, 1998. The primary use of cash during 1998 was for the purchase of property, plant and equipment with an aggregate cost of approximately $28.1 million. Over $12.7 million of these purchases were by Ferronor to upgrade its track in anticipation of the new contracts which began in the second half of 1998. The Company also purchased a 59,000 square foot office building for approximately $4.6 million to accommodate its growth. KSC has purchased and is equipping an additional plant for over $2.8 million. SGVY acquired additional track at over $1.1 million, and the acquisition of KSC used $1.7 million in cash.

       Cash provided by financing activities was $26.9 million for 1998, consisting of net borrowings of approximately $17.0 million and net proceeds of approximately $7.5 million from the sale of convertible preferred stock.

       The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for Ferronor, SCTR, KSI, Steel City Carriers, WTLR, CCRR, MNR, and OTVR. Certain of this indebtedness was refinanced under the Revolver. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. At December 31, 1998, $44.2 million was outstanding under the revolver. The Revolver is collateralized by substantially all of the assets of the Company, KSI, HESR, SGVY, RIS, CCRR, Steel City Carriers, WTLR, OTVR, MNR, SCXY, and VCRR.

       On May 3, 1997, the Revolver was increased from $25 million to $40 million by National Bank of Canada and Comerica Bank N.A., and on June 16, 1998, the Revolver was increased from $40 million to $55 million by National Bank of Canada, Comerica Bank N.A. and Southtrust Bank, N.A. at which time the maturity date was extended to May 2001.

             On September 30, 1998, the Company accepted a proposal by National Bank of Canada as agent to increase the Revolver to $100 million for purposes of future acquisitions of transportation related businesses. The Company anticipates the increase to be closed in the second quarter of 1999.

       As of December 31, 1998, the Company had working capital of $14.6 million compared to working capital of $5.2 million as of December 31, 1997. Cash on hand as of December 31, 1998 was $5.8 million compared to $3.7 million as of December 31, 1997. The Company's cash flows from operations and borrowings historically have been sufficient, and are currently sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

       In January 1999, the Company completed a private offering of $11.6 million of its Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of its Preferred Stock at a price of $25 per share. The Preferred Stock pays annual dividends of 7.5%, is convertible into shares of the Company's common stock at a price of $8.25 per share and is non-voting. The Preferred Stock is mandatorily redeemable 5 years from its issuance. The December 31, 1998 balance sheet includes 300,600 shares which were issued during 1998. The remainder of the shares were issued in January 1999. The carrying value of the Preferred Stock is the par value less issuance costs. The issuance costs will be amortized on a straight-line basis over the life of the Preferred Stock.

       In March 1999, the Company completed a private offering of approximately $12.5 million of restricted Common Stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its $.001 par value common stock at a price of $8.8125 per share and issued approximately 210,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,653 shares of Common Stock at an exercise price of $10.125.

       A majority of the proceeds from the two private offerings were used to fund a $19 million deposit with the government of Victoria, Australia. This deposit will be used as part of the purchase price of the V/Line Freight Corporation, which is anticipated to close in the second quarter of 1999.

       The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.8 million and capital expenditures at KSI of approximately $0.3 million. In addition, the Company anticipates capital expenditures of approximately $13.2 million over the next three years related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that will be used to fund certain of the capital expenditures. Additionally, Ferronor has a commitment letter to fund the remainder of the expansion and anticipates closing on this financing during 1999. The Company also is in the process of purchasing and equipping an additional facility in Quebec, Canada for its newly purchased specialty trailer manufacturer. The costs of this project are estimated at an additional $2.5 million. The Company anticipates this project will be funded through the issuance of additional debt. The Company anticipates spending approximately $1.5 million over the next six months to refurbish the office building that it purchased in July 1998. The Company anticipates financing this project through its Revolver. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

       The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of March 1, 1999, the Company had approximately $0.2 million of availability under the Revolver. As noted above, in September 1998, the Company accepted a proposal by National Bank of Canada as agent to increase the Revolver to $100 million for purposes of future acquisitions of transportation related businesses.

INFLATION

       Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its freight rates and trailer prices.

IMPACT OF YEAR 2000

       The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, inability to interchange information with connecting railroads or engage in similar normal business activities.

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

       We rely on third parties, particularly the Class I railroads, for much of our information in our domestic rail operations. In addition, our trailer manufacturing segment relies heavily on third party suppliers for its raw materials. We have initiated efforts to evaluate the status of these suppliers' efforts and to determine alternatives and contingency plan requirements. An inability of a connecting railroad to process information could cause delays in services to customers and the inability of the Company to invoice and collect on shipments. Failure of a third party supplier to deliver materials to our manufacturing facilities could cause either a slow down in production and/or a temporary shut down of the facility.

       The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $0.25 million. The total amount expended through December 31, 1998 is approximately $0.2 million.

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

       Readers are cautioned that forward-looking statements contained in this Impact of Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" which follows below in this section.

NEW ACCOUNTING PRONOUNCEMENTS

       In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of this statement will not have a material affect on the Company's results of operations or its financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information concerning directors, executive officers and nominees of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

       Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

      3.1 Amended and Restated Articles of Incorporation of Registrant, as amended(3)

      3.2   By-laws of Registrant(1)

      4.1 Form of Common Stock Rights Agreement, dated as of January 6, 1998, between the Registrant and American Stock Transfer & Trust Company(10)

      4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock

    10.35 Employment Agreement between Robert B. Coward and Kalyn/Siebert, Incorporated.(2)

    10.40 Asset Purchase Agreement, dated October 11, 1995, by and among Seagraves, Whiteface & Lubbock Railroad Co., American Railway Corporation, TEMCO Corporation and RailAmerica, Inc.(4)

    10.41   Employment Agreement between Gary O. Marino and RailAmerica,
            Inc.(11)+

    10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino(11)+

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


    10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(7)

    10.57 First Amendment to Loan Agreement relating to $55,000,000 Revolving Line of Credit/Term Loan Facility, dated June 16, 1998, by and between National Bank of Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert, Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc., West Texas and Lubbock Railroad Company, Inc., Plainview Terminal Company, Cascade and Columbia River Railroad Company, Inc., Otter Tail Valley Railroad Company, Inc., Minnesota Northern Railroad Company, Inc., St. Croix Valley Railroad Company, and Delaware Valley Railway Company, Inc.

    10.58 Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern Railroad, Inc.(8)

    10.59   RailAmerica, Inc. Nonqualified Deferred Compensation Trust(8)+

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

(9) Incorporated by reference to the Appendix A of the Company's Proxy Statement filed with the Security and Exchange Commission on June 2, 1997.

(10) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Statement on Form 8-A, filed with the Securities and Exchange Commission on January 6, 1998.

(11) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

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

                                  RAILAMERICA, INC.



                                  By: /s/  Gary O. Marino
                                      ---------------------------------------
                                      Gary O. Marino, Chief Executive Officer
                                      (Principal Financial officer)



                                  By: /s/  Larry W. Bush
                                      ---------------------------------------
                                      Larry W. Bush, Controller
                                      (Principal Accounting Officer)
                                      Dated  March 26, 1999

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

         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----
/s/ Gary O. Marino                      Chairman, President, Chief Executive                     March 26, 1999
------------------------------          Officer and Director
Gary O. Marino


/s/ Donald D. Redfearn                  Executive Vice President, Secretary                      March 26, 1999
------------------------------          and Director
Donald D. Redfearn


/s/ John H. Marino                      Assistant Secretary and Director                         March 26, 1999
------------------------------
John H. Marino


/s/ Douglas R. Nichols                  Director                                                 March 26, 1999
------------------------------
Douglas R. Nichols


/s/ Richard Rampell                     Director                                                  March 26, 1999
------------------------------
Richard Rampell


/s/ Charles Swinburn                    Director                                                  March 26, 1999
------------------------------
Charles Swinburn


/s/ John M. Sullivan                    Director                                                  March 26, 1999
------------------------------
John M. Sullivan


                       RAILAMERICA, INC. AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS

                                     -------



The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 7:

                                                                                                         PAGES
                                                                                                         -----

Report of Independent Certified Public Accountants                                                        F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                                                  F-3

Consolidated Statements of Income - For the Years Ended
       December 31, 1998, 1997 and 1996                                                                   F-4

Consolidated Statement of Stockholders' Equity - For the Years
       Ended December 31, 1998, 1997 and 1996                                                             F-5

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 1998, 1997 and 1996                                                                   F-6

Notes to Consolidated Financial Statements                                                            F-7 - F-33



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
RailAmerica, Inc. and Subsidiaries

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Empresa De Transporte Ferroviario, S.A., a 55% owned subsidiary of the Company, which statements reflect total assets of $74,306,000 at December 31, 1998, and total revenues of $15,312,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Empresa De Transporte Ferroviario S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida
March 12, 1999

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                                         1998               1997
                                                                                    -------------       -------------
                                     ASSETS
Current assets:
  Cash                                                                              $   5,760,342       $   3,745,534
  Accounts receivable                                                                  11,047,536           8,388,291
  Notes receivable                                                                        859,378           1,103,409
  Inventories                                                                          13,579,286           5,013,106
  Other current assets                                                                  1,666,093             497,207
                                                                                    -------------       -------------
        Total current assets                                                           32,912,635          18,747,547

Property, plant and equipment, net                                                    101,833,373          74,900,836

Notes receivable, less current portions                                                 1,284,200           1,339,169
Investment in Great Southern Railway Limited                                            1,938,942           1,789,995
Deposit on asset purchase agreement                                                     1,962,067                  --
Other assets                                                                            3,056,755           2,021,433
Excess of cost over net assets of companies acquired, net                               2,241,964           2,036,023
                                                                                    -------------       -------------
        Total assets                                                                $ 145,229,936       $ 100,835,003
                                                                                    =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                              $   3,804,217       $   3,923,036
  Current maturities of subordinated debt                                                 244,542             212,392
  Accounts payable                                                                     10,124,714           6,084,119
  Accrued expenses                                                                      4,132,892           3,327,497
                                                                                    -------------       -------------
        Total current liabilities                                                      18,306,365          13,547,044
                                                                                    -------------       -------------
Long-term debt, less current maturities                                                68,010,338          43,875,163
Subordinated debt, less current maturities                                                663,948           3,265,490
Other liabilities - deferred income                                                       427,288                  --
Deferred income taxes                                                                   8,242,000           7,067,237
Minority interest                                                                       7,937,992           6,266,243
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value
    1,000,000 shares authorized; 300,600 outstanding
    as of December 31, 1998; $25 liquidation value                                      6,881,684                  --
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    10,207,477 issued and 9,631,188 outstanding at December 31, 1998;
    9,129,564 issued  and 8,858,375 outstanding at December 31, 1997                       10,207               9,130
  Additional paid-in capital                                                           28,277,533          23,350,732
  Retained earnings                                                                     9,285,122           4,883,973
  Accumulated other comprehensive income                                                  470,820              15,373
  Less treasury stock (576,289 and 271,189 shares, respectively, at cost)              (3,283,361)         (1,445,382)
                                                                                    -------------       -------------
        Total stockholders' equity                                                     34,760,321          26,813,826
                                                                                    -------------       -------------
        Total liabilities and stockholders' equity                                  $ 145,229,936       $ 100,835,003
                                                                                    =============       =============



        The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997 and 1996

                                                                   1998                1997               1996
                                                               ------------       ------------       ------------
Operating revenues:
  Transportation - railroad                                    $ 30,303,562       $ 22,023,717       $  9,783,041
  Manufacturing                                                  39,887,348         22,941,068         13,637,978
  Other                                                           2,700,421          2,472,188          2,237,222
  Motor Carrier                                                   4,252,329                 --                 --
                                                               ------------       ------------       ------------
          Total operating revenue                                77,143,660         47,436,973         25,658,241
                                                               ------------       ------------       ------------
Operating expenses:
  Transportation - railroad                                      15,702,487         12,502,153          4,397,884
  Cost of goods sold - manufacturing                             28,582,699         16,544,423         10,447,827
  Selling, general and administrative                            12,399,427          8,809,547          5,413,153
  Depreciation and amortization                                   3,378,714          2,261,467          1,526,510
  Motor Carrier                                                   4,438,039                 --                 --
                                                               ------------       ------------       ------------
          Total operating expenses                               64,501,366         40,117,590         21,785,374
                                                               ------------       ------------       ------------
        Operating income                                         12,642,294          7,319,383          3,872,867

  Interest expense                                               (4,947,209)        (3,533,920)        (2,078,383)
  Other income (expense)                                             13,055            663,128             (8,642)
  Minority interest in income of subsidiary                      (1,671,750)          (851,243)                --
                                                               ------------       ------------       ------------
        Income from continuing operations before
            income taxes                                          6,036,390          3,597,348          1,785,842
 Provision for income taxes                                       1,570,000            963,382            705,405
                                                               ------------       ------------       ------------
        Income from continuing operations                         4,466,390          2,633,966          1,080,437
Discontinued operations
  Estimated loss on disposal of discontinued
    Motor Carrier segment (net of income tax
    benefit of $277,000)                                                 --           (452,402)                --
  Loss from operations of discontinued Motor
     Carrier segment, three months ended March 31,
     1998 and years ended December 31, 1997 and1996
     (Less applicable income tax benefit of $40,000,
     $149,000 and $322,000, respectively)                           (65,241)          (242,365)          (575,558)
                                                               ------------       ------------       ------------
             Net Income                                        $  4,401,149       $  1,939,199       $    504,879
                                                               ============       ============       ============

Basic earnings per common share
    Continuing operations                                      $       0.47       $       0.32       $       0.22
    Discontinued operations                                           (0.01)             (0.09)             (0.12)
                                                               ------------       ------------       ------------
        Net income                                             $       0.46       $       0.23       $       0.10
                                                               ============       ============       ============

Diluted earnings per common share
    Continuing operations                                      $       0.44       $       0.30       $       0.21
    Discontinued operations                                           (0.00)             (0.08)             (0.11)
                                                               ------------       ------------       ------------
        Net income                                             $       0.44       $       0.22       $       0.10
                                                               ============       ============       ============

Weighted average common shares outstanding:
    Basic                                                         9,552,866          8,303,938          4,966,296
                                                               ============       ============       ============
    Diluted                                                      10,306,873          9,396,483          5,113,508
                                                               ============       ============       ============



         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1998, 1997 and 1996


                                                                 Stockholders' Equity
                                     ----------------------------------------------------------------------------

                                      Number of                    Additional        Common
                                        Shares         Par           Paid-in          Stock           Retained
                                       Issued         Value         Capital        Subscribed         Earnings
                                     ----------      -------      -----------      -----------       ----------


Balance, January 1, 1996              4,848,991      $ 4,849      $ 7,599,313      $        --       $2,439,895

Net income                                   --           --               --               --          504,879

Issuance of common stock              1,263,919        1,264        4,128,735               --               --

Purchase of treasury stock                   --           --               --               --               --

Exercise of stock options                12,500           12           44,988               --               --

Subscription of common stock                 --           --               --        2,340,000               --

Cumulative translation                       --           --               --               --               --
                                     ----------      -------      -----------      -----------       ----------

Balance, December 31, 1996            6,125,410        6,125       11,773,036        2,340,000        2,944,774

Net income                                   --           --               --               --        1,939,199

Issuance of common stock              1,720,627        1,721        7,163,206       (2,340,000)              --

Treasury stock received for
  sales of subsidiaries                      --           --               --               --               --

Stock incentive plan issuance                --           --               --               --               --

Exercise of stock options               202,933          203          747,837               --               --

Exercise of warrants                  1,080,594        1,081        3,666,653               --               --
                                     ----------      -------      -----------      -----------       ----------

Balance, December 31, 1997            9,129,564        9,130       23,350,732               --        4,883,973

Net income                                   --           --               --               --        4,401,149

Other comprehensive income

Cumulative translation                       --           --               --               --               --

Total comprehensive income

Issuance of common stock                138,786          138          677,039               --               --

Purchase of treasury stock                   --           --               --               --               --

Exercise of stock options               237,950          238          870,637               --               --

Tax benefit exercise of options              --           --          178,000               --               --

Exercise of warrants                    167,000          167          934,501               --               --

Conversion of debt                      534,177          534        2,266,624               --               --
                                     ----------      -------      -----------      -----------       ----------

Balance, December 31, 1998           10,207,477      $10,207      $28,277,533      $        --       $9,285,122
                                     ==========      =======      ===========      ===========       ==========


                                                 Stockholders' Equity
                                     -----------------------------------------------
                                      Accumulated
                                         Other
                                     Comprehensive     Treasury
                                        Income          Shares               Total
                                      ---------       -----------       ------------


Balance, January 1, 1996              $  70,355       $  (965,753)      $  9,148,659

Net income                                   --                --            504,879

Issuance of common stock                     --                --          4,129,999

Purchase of treasury stock                   --          (173,516)          (173,516)

Exercise of stock options                    --                --             45,000

Subscription of common stock                 --                --          2,340,000

Cumulative translation                   (2,914)               --             (2,914)
                                      ---------       -----------       ------------

Balance, December 31, 1996               67,441        (1,139,269)        15,992,107

Net income                                   --                --          1,939,199

Issuance of common stock                     --                --          4,824,927

Treasury stock received for
  sales of subsidiaries                      --          (479,629)          (479,629)

Stock incentive plan issuance                --           173,516            173,516

Exercise of stock options                    --                --            748,040

Exercise of warrants                         --                --          3,667,734

Cumulative translation                  (52,068)               --            (52,068)
                                      ---------       -----------       ------------

Balance, December 31, 1997               15,373        (1,445,382)        26,813,826

Net income                                   --                --          4,401,149

Other comprehensive income

Cumulative translation                  455,447                --            455,447
                                                                        ------------
Total comprehensive income                                                 4,856,596
                                                                        ------------
Issuance of common stock                     --                --            677,177

Purchase of treasury stock                   --        (1,837,979)        (1,837,979)

Exercise of stock options                    --                --            870,875

Tax benefit exercise of options              --                --            178,000

Exercise of warrants                         --                --            934,668

Conversion of debt                           --                --          2,267,158
                                      ---------       -----------       ------------

Balance, December 31, 1998            $ 470,820       $(3,283,361)      $ 34,760,321
                                      =========       ===========       ============






         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996


                                                                  1998               1997                 1996
                                                              ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                  $  4,401,149       $  1,939,199       $    504,879
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              4,156,546          3,053,728          2,047,684
      Minority interest in income of subsidiary                  1,671,750            851,243                 --
      Sale of properties                                           (76,791)          (608,380)           455,932
      Write-off of excess of costs over net assets                      --            729,681                 --
      Write-off of deferred acquisition costs                      176,179             76,292            138,010
      Deferred income taxes                                        912,967            382,122            263,668
      Employee stock grants                                             --             15,188             48,554
      Forgiveness of debt                                          (32,809)                --            (20,576)
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                       (885,983)        (3,037,697)        (1,816,862)
        Inventories                                             (6,921,847)        (1,294,501)           291,825
        Other current assets                                    (1,157,666)           124,247            (41,203)
        Accounts payable                                         2,410,602           (606,499)         1,031,238
        Accrued expenses                                           720,498            714,409           (583,557)
        Deposits and other                                         368,477            (47,264)          (113,853)
                                                              ------------       ------------       ------------
          Net cash provided by operating activities              5,743,071          2,291,768          2,205,739
                                                              ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                   (28,128,546)        (7,455,848)        (4,487,909)
  Proceeds from sale of properties                               1,806,127            331,654                 --
  Acquisitions, net of cash acquired                            (1,757,033)        (7,389,903)          (103,908)
  Deposit on purchase agreement                                 (1,962,067)                --                 --
  Investment in Great Southern Railway                                  --           (596,665)                --
  Loan receivable from Great Southern Railway                           --         (1,193,330)                --
  Deferred acquisition costs and other                            (612,956)          (457,168)          (825,026)
                                                              ------------       ------------       ------------
          Net cash used in investing activities                (30,654,475)       (16,761,260)        (5,416,843)
                                                              ------------       ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      56,006,737         31,453,500         10,033,070
  Principal payments on debt and capital leases                (35,723,969)       (25,449,364)       (12,503,210)
  Sale convertible preferred stock                               7,515,000                 --                 --
  Sale of common stock                                           1,032,168          8,163,962          6,421,445
  Proceeds from exercise of stock options                          870,875            748,041             45,000
  Purchase of treasury stock                                    (1,837,979)                --           (173,516)
  Decrease in restricted stock                                          --                 --            175,000
  Deferred financing costs paid                                   (603,549)          (286,724)           (98,741)
  Deferred loan costs paid                                        (333,071)          (294,361)          (296,838)
                                                              ------------       ------------       ------------
          Net cash provided by financing activities             26,926,212         14,335,054          3,602,210
                                                              ------------       ------------       ------------

Net increase (decrease) in cash                                  2,014,808           (134,438)           391,106
Cash, beginning of period                                        3,745,534          3,879,972          3,488,866
                                                              ------------       ------------       ------------
Cash, end of period                                           $  5,760,342       $  3,745,534       $  3,879,972
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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements. During 1998, the Company formed wholly-owned subsidiaries Kalyn/Siebert Canada, Inc. ("KSC") and Ventura County Railway Company, Inc. ("VCRR").

         The Company's principal operations include rail transportation and manufacturing. The Company hauls varied products for its customers corresponding to their local operating areas, primarily agricultural commodities in Michigan and Texas and iron ore in Chile. The Company's production facilities, in Texas and Quebec, manufacture a broad range of specialty truck trailers which are marketed to a customer base from the private, commercial and government sectors.

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

         Inventories

         Inventories are stated at the lower of cost or market, net of advances related to materials acquired, with cost determined using the average cost method. Also, included in inventory are replacement or repair parts for equipment and track that are charged to property, plant and equipment when utilized.

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

         Concentration of Credit Risk

         The Company maintains its cash in demand deposit accounts which at times may exceed FDIC insurance limits. As of December 31, 1998, the Company had approximately $4.7 million of cash in excess of FDIC insurance limits.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Revenue Recognition

         Transportation - The Company recognizes transportation revenue after services are provided. For the years ended December 31, 1998, 1997 and 1996, approximately 62%, 59% and 34%, respectively, of the Company's domestic railroad transportation revenue was derived from interchanging traffic with BNSF and for the years ended December 31, 1998, 1997 and 1996, approximately 30%, 32% and 51%, respectively, from interchanging traffic with CSX. The Company had four customers who each represented more than 10% of the international transportation revenue.

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

         Governmental Trailer Sales

         The Company recognizes revenue from the sale of trailers to governmental agencies when title and risks of ownership are transferred, which is upon completion, inspection and acceptance of trailers by the governmental agency. At that time, the governmental agency has made a fixed written commitment to purchase in the form of a contract, the trailer has been completed and is available for pick-up or delivery, and the governmental agency has requested the Company to hold the trailer until the governmental agency determines the appropriate means of taking possession. The Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. The trailers are built to the government's specifications pursuant to a written contract and are inspected and accepted for delivery by the governmental agency. The contract terms provide for prepayments by the government of up to 90% of the trailer's cost. These prepayments are recorded as advances against the inventory. Sales to governmental agencies represented 35%, 37% and 20% of the Company's manufacturing revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         Treasury Stock Repurchase Program

         On August 24, 1998, the Company announced that its Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock. Purchases will be made from time to time in the open market and will continue until all of such shares are purchased or until the Company determines to terminate the repurchase program. As of December 31, 1998, the Company had purchased 305,100 shares with a total cost of $1.8 million.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Excess of Cost Over Net Assets of Companies Acquired

         The acquisitions of Kalyn/Siebert, Inc. ("Kalyn") and KSC resulted in purchase price in excess of the fair market value of net assets acquired in the amounts of approximately $2.5 million and $0.3 million, respectively, which is reflected in the balance sheet at December 31, 1998, net of accumulated amortization of $0.6 million. These amounts are being amortized on a straight-line basis over twenty years. The Company periodically evaluates the carrying value and the periods of amortization based on the current and expected future cash flows of the entities giving rise to the excess of cost over net assets acquired. The acquisition of Steel City Carriers resulted in purchase price in excess of the fair market value of net assets acquired of approximately $0.9 million (see disclosure below). Amortization expense related to the excess of cost over net assets of companies acquired for the years ended December 31, 1998, 1997 and 1996 were approximately $0.13, $0.20, and $0.19 million, respectively.

         Profit Sharing Plan

         The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing six years of service. Employer contributions during the years ended December 31, 1998, 1997 and 1996 were approximately $154,000, $90,000 and $61,000, respectively.

         Foreign Currency Translation

         The financial position and results of operations of the Company's Canadian, Chilean and Australian subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Recent Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the cost of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of this statement will not have a material affect on the Company's results of operations or its financial position.

         Reclassifications

         Certain 1997 and 1996 amounts have been reclassified to conform to the presentation adopted in 1998.

2.       EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share. For the years ended December 31, 1998 and 1997, basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Earnings per share information for all periods have been restated to conform to the requirements of the standard.

         For the year ended December 31, 1996, basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Assumed exercise of stock options and assumed conversion of the convertible debt were anti-dilutive and have been excluded from the weighted average shares outstanding for diluted earnings per share.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation (in thousands):

                                                                     1998         1997        1996
                                                                    -------      ------      ------
              Net income from continuing operations                 $ 4,466      $2,634      $1,080
              Interest from convertible debt                             84         152          --
                                                                    -------      ------      ------
              Net income available to common stockholders           $ 4,550      $2,786      $1,080
                                                                    =======      ======      ======

              Weighted average shares outstanding                     9,553       8,304       4,966
              Assumed conversion of options and warrants                225         283         148
              Assumed conversion of convertible debt                    529         809          --
                                                                    -------      ------      ------
              Weighted average shares outstanding                    10,307       9,396       5,114
                                                                    =======      ======      ======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 3.      DISCONTINUED OPERATIONS:

         In March 1997, the Company adopted a formal plan to discontinue its motor carrier division. The motor carrier division consists of Steel City Carriers and RailAmerica Intermodal Services, both wholly-owned subsidiaries of the Company. During the fourth quarter of 1997, the Company re-evaluated the carrying amount of Steel City Carriers' assets and recorded an impairment charge of approximately $730,000. This amount was determined based on what the Company believes it will recover through the final disposition of the remaining assets.

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier segment for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996. The motor carrier operations have been included in continuing operations for the nine months ended December 31, 1998, since the disposition of the segment was not completed by April 1998.

         Effective December 1, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of Steel City Carriers, Ltd. to Laidlaw Carriers, Inc., an operating subsidiary of Ontario, Canada-based Contrans Corporation. The leases are for a period of 18 to 24 months. In addition, the Company has entered into an agreement to sell its Ontario real estate that was previously used in its motor carrier operations.

         Total assets in this division as of December 31, 1997 and 1996 were $5.1 million and $6.2 million, respectively. Total liabilities in this division as of December 31, 1997 and 1996 were $5.2 million and $5.4 million, respectively.

                                                     Nine months  Three Months
                                                        Ended        Ended
                                                      12/31/98*     3/31/98*        1997          1996
                                                      ---------     --------        ----          ----
                                                                          (Thousands)

              Revenues                                $ 4,252       $ 1,827       $ 7,133       $ 7,216
              Depreciation and amortization               306            95         1,121           365
              Operating loss                             (186)          (35)         (934)         (492)
              Interest expense                           (241)          (70)         (284)         (276)
              Loss before taxes                          (433)         (105)       (1,121)         (898)
              Benefit for income taxes                    164            40           426           322
              Net loss                                $  (269)      $   (65)      $  (695)      $  (576)



           * - First three months of 1998 results of operations are included in discontinued operations. The last nine months of 1998 results of operations are included in continuing operations.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 4.   ACQUISITIONS:

      In January 1998, the Company acquired, through its wholly-owned subsidiary Kalyn, all of the outstanding stock of Canadian truck trailer manufacturer Fabrex, Inc. and its affiliate, Services Remorques Plus, Inc. (collectively "Fabrex") for approximately $1.5 million in cash and 70,000 shares of RailAmerica common stock, $.001 par value ("Common Stock"), and assumption of approximately $1.0 million of long-term debt. Fabrex's operations have been combined into KSC, a wholly-owned subsidiary of Kalyn. This acquisition has been accounted for as a purchase and its results have been consolidated since January 1, 1998. Fabrex, a manufacturer of specialty bulk-hauling truck trailers used in the solid waste, agricultural and construction industries, was founded in 1985 and is located in Trois Rivieres, Quebec.

      In August 1998, the Company, through its newly formed, wholly-owned subsidiary, VCRR, entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR's operations commenced September 1, 1998 and are included in the results of domestic rail operations as of that date.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 4.   ACQUISITIONS, continued

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Ferronor and Fabrex had occurred at the beginning of 1997 and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. (In thousands except net income per share)

                                                            1997
                                                            ----

              Transportation and other revenues           $56,720
              Income from continuing operations
                  before income taxes                     $ 3,690
              Net income                                  $ 1,897
              Net income per share                        $   .23

       The significant adjustments related to the above years represent the inclusion of depreciation differences on the revaluation of property, plant and equipment, additional interest expense based on an increase in long-term obligations, amortization of intangible assets and the related income tax effects.

 5.    GREAT SOUTHERN RAILWAY LIMITED

       On October 31, 1997, the Company acquired a minority interest, of approximately 11.4%, in the Great Southern Railway Limited ("GSR"). GSR completed the acquisition of the assets and business comprising the passenger rail service of the Australian National Railway Commission. The Company has invested $0.6 million in equity of GSR, $1.2 million in uncollateralized subordinated notes (the "Notes") and received 98,736 options for stock exercise upon the earlier of three years from closing date or the date GSR is admitted to the Australian Stock Exchange. The options expire in five years. If all options are exercised, the Company's ownership interest would be diluted to approximately 10.6%. The Company cannot dispose of its stock investment for a period of two years. The Notes bear interest at 21% and mature October 31, 2007. Interest is paid quarterly based upon available cash flow, will be recorded as interest income as it is received, as it is non-cumulative. Both these amounts are included in long term assets on the consolidated balance sheet. The Notes approximate fair value as of December 31, 1998 based upon the recent nature of the transaction. Due to additional capital contributions during 1998 by certain of GSR's owners the Company's ownership interest was reduced to 10.5%.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 6.    INVENTORIES:

       Inventories consist of the following as of December 31, 1998 and 1997:

                                                                       1998               1997
                                                                   ------------       -----------
              Raw materials                                        $  5,207,154       $ 3,404,234
              Work in process                                         2,504,344         1,109,318
              Finished goods                                          2,225,223           300,853
              Replacement or repair parts for equipment
                  and road property                                   3,647,885         1,054,830
                                                                   ------------       -----------
                                                                     13,584,606         5,869,235
              Less, advances related to materials                        (5,320)         (856,129)
                                                                   ------------       -----------
              Inventories in excess of contract advances           $ 13,579,286       $ 5,013,106
                                                                   ============       ===========

 7.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of December 31, 1998 and 1997:

                                                                            1998              1997
                                                                        ------------      -----------
              Land                                                      $ 19,427,529      $17,360,124
              Buildings and improvements                                  11,225,554        4,526,069
              Railroad track and improvements                             44,700,349       38,997,858
              Locomotives, transportation and other equipment             36,582,042       21,255,647
                                                                        ------------      -----------
                                                                         111,935,474       82,139,698
              Less accumulated depreciation                               10,102,101        7,238,862
                                                                        ------------      -----------
                                                                        $101,833,373      $74,900,836
                                                                        ============      ===========


         Depreciation expense was approximately $3.5 million, $2.4 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

 8.      OTHER ASSETS:

         Other assets consist of the following as of December 31, 1998 and 1997:

                                                                      1998             1997
                                                                   ----------      ----------
              Deferred loan costs, net                             $  636,733      $  949,940
              Deferred acquisition costs                              871,422         488,633
              Deferred financing costs                                     --          49,377
              Immigrant Investor loan (see also Note 10)              955,198              --
              Deposits and other                                      593,402         533,483
                                                                   ----------      ----------
                                                                   $3,056,755      $2,021,433
                                                                   ==========      ==========


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

         The deposit on asset purchase agreement included on the balance sheet is a down payment on the E&N Railroad Company Ltd of $1.9 million as of December 31, 1998. See Note 21 subsequent events.

 9.      RELATED PARTY TRANSACTIONS:

         First London Securities Corporation ("First London"), of which Douglas Nichols, a director of the Company, is President and principal shareholder, served as the exclusive placement agent for the Company's private placement which had a final close in January 1999. A portion of the private placement was received by the Company and closed in December 1998 (see Note 12 Redeemable Preferred stock). First London received a total of $822,700 in placement fees and cost reimbursements during December 1998 and the first quarter of 1999 on this transaction and one-year warrants to purchase 140,727 shares of Common Stock at an exercise price of $8.25 per share.

         First London also served as exclusive placement agent for the Company's private placement which closed September 1996 and the Company's private placement which closed in January 1997. First London received as part of the September 1996 private placement a $225,000 placement fee, $45,000 nonaccountable expense fee and one-year warrants to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. First London exercised its option on these warrants on September 30, 1997. First London received as part of the January 1997 private placement a $375,750 placement fee, $75,150 nonaccountable expense fee and one-year warrants to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share. First London exercised its option on these warrants in January 1998.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Huron Distribution Services to a company owned by its Vice Chairman. The sale price was approximately $50,000, which consisted of cash and 10,085 shares of the Company's common stock valued at $44,629. A gain of approximately $17,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement for 1997.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


 9.      RELATED PARTY TRANSACTIONS, continued

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Evansville Terminal Company ("ETC") to a group of investors which included a company owned by its Vice Chairman. This company owns a minority interest in ETC. The sale price was approximately $540,000, which consisted of cash, a short-term note, a $450,000 purchase money mortgage with interest at 8% and a maturity of October 2002 and 8,502 shares of the Company's common stock valued at $50,000. A gain of approximately $10,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement for 1997.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Gettysburg Scenic Rail Tours, Inc. ("GSRT"), certain railroad equipment and substantially all the assets of Gettysburg Railway ("GBR") to a company owned by its Vice Chairman. The sale price for GSRT and the railroad equipment was $500,000, which consisted of cash and 62,602 shares of the Company's common stock valued at $385,000. A gain of approximately $240,000 was recognized on the transaction and is included in other income (expense) in the consolidated income statement for 1997. The sale price for substantially all of the assets of GBR was $1.45 million, which consisted of cash, an $800,000 promissory note due June 30, 1998 and a $350,000 mortgage note, which calls for monthly payments of $3,037, at an interest rate of 8.5% with a maturity of June 30, 2003. A gain of approximately $170,000 was recognized on the transaction and is included in other operating income in the consolidated income statement. The $800,000 promissory notes maturity date was extended until June 1999.

         As of December 31, 1998, $0.8 million of notes receivable from related parties is included in current assets and $0.35 million of notes receivable from related parties is included in notes receivable, less current portions on the consolidated balance sheet.

10 .     LONG-TERM DEBT:

         Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                                    1998             1997
                                                                                                -----------      -----------
              Revolving line of credit.  See below                                              $44,207,128      $34,717,857

              Note payable, financial institution, bearing interest at 9.50%, due in fixed monthly installments of $24,516 (including interest), with a final payment of $554,076 in February 1999. Certain equipment, inventory, accounts receivable, capital leases and South Central
                   Tennessee Railroad Corp. ("SCTR") common stock serve as
                   collateral. See refinancing below.                                               574,047          801,815


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

10.       LONG-TERM DEBT, continued

              Equipment note, with interest imputed at 9.92%, due in fixed monthly installments of $7,055 (including interest), with a final payment
                   of $153,177 in March 1998. Certain equipment serves as collateral                        --        170,191

              Equipment notes, with interest imputed at 9.06%, due in fixed monthly installments of $9,812 (including interest) through October 2003
                   Certain locomotives and flat cars serve as collateral                               517,392        584,892

              Equipment note, with interest imputed at 8.33%, due in fixed monthly installments of $16,441 (including interest) through March 2003
                   Certain tank cars serve as collateral                                               952,554      1,065,298

              Equipment notes, with interest imputed at rates from 8.76% to 11.63%, due in fixed monthly installments of $29,765 (including interest)
                   with varying maturities through October 2003. Certain railroad
                   equipment serves as collateral                                                      846,561      1,089,853

              Equipment note payable, bearing interest at 8.89%, due in fixed monthly installments of $27,250 (including interest) through December 2000 with final payment of $140,026 due January 2001. Certain equipment
                   serves as collateral                                                                614,517        958,821

              Equipment notes, bearing interest rates from 8.19% to 10.65%, due in fixed monthly installments of $22,525 (including interest) with
                   varying maturities through April 2002. Certain equipment serves as collateral       556,011        775,252

              Equipment notes, with interest imputed at rates from 8.12% to 8.29%, due in fixed monthly installments of $16,741 (including interest)
                   with varying maturities through November 2004. Certain locomotives
                   and tank cars serve as collateral                                                   968,757      1,080,809

              Equipment note payable, bearing interest at 9.4%, due in fixed monthly installments of $2,409 (including interest) through
                   October 1998.  Certain equipment serves as collateral                                    --         23,082

              Burlington Northern Santa Fe ("BNSF") rail facilities installment purchase obligation, annual payments of $250,000, including interest at 10%, maturing in October 2116. If car loads at OTVR fall below 7,250 in a year, BNSF will credit payments
                   on this debt at a rate of $250 per car                                            2,139,105      2,171,914




                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

10.      LONG-TERM DEBT, continued

              Contract for deed, principal due at the earlier of December 1, 2008 or
                   180 days following the date that rail service ceases to be provided on the Minnesota line operated by Dakota. The Contract for deed is non-interest bearing and is discounted to yield 9%
                   The unamortized discount at December 31, 1998 and 1997 is $785,670
                   and $833,699, respectively. Railroad property serves as collateral                  575,187        529,136

              Note payable to the State of Minnesota, payable in quarterly installments of $6,024 through July 1, 2004. The note is
                   non-interest bearing and is discounted to yield 9%. The
                   unamortized discount at December 31, 1998 and 1997 is $28,895 and
                   $39,018, respectively. Railroad property and equipment serves as collateral         103,635        117,609

              Note payable to the Central Prairie Rail Shippers Corporation, payable in quarterly installments with final payment due not later than
                   September 13, 2000. The note is non-interest bearing and is discounted to yield 9%. The unamortized discount at December 31,
                   1997 is $305. Railroad property and equipment serve as collateral                        --         12,623

              Note payable to the State of Michigan, payable in quarterly installments of 2.5% original loan for a period of 10 years
                   The non-interest bearing note is for railroad improvements                          680,690             --

              Term loan facility with National Bank of Canada and Development Bank of Canada, bearing interest ranging from 6.5% to 7.7%,
                    payable in fixed monthly installments of $17,633
                    (including interest) maturing with a final payment of $1,181,403
                    due in July 2003. Certain KSC assets serve as collateral                         2,027,781             --

              Immigrant investor loan, non-interest bearing, maturing in April 2002, secured by a long-term investment (see also Note 8) The note is discounted to yield 9%. The unamortized discount at December 31, 1998
                   is $184,227                                                                         955,198             --

              Operating credit facility, bearing interest at the Canadian Prime
                   rate plus 0.25%, with a maturity of March 2003                                    2,131,697             --

              Lines of credit, ranging in monthly interest rates from
                   0.66% to 1.37%, maturing from 30 to 90 days                                       1,481,000      1,989,000

              Lines of credit with Banco de Desarrollo, see below                                    7,782,000             --

              Note payable to Compania Minera del Pacifico, bearing interest at LIBOR plus 2.5% due in monthly installments (including interest)maturing
                   in 2003. Certain Ferronor assets serve as collateral                              2,822,000             --

              Capital lease obligations                                                              1,458,895      1,710,046



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


10.      LONG-TERM DEBT, continued

              Other long-term debt                                             420,400               --
                                                                           -----------      -----------
                                                                            71,814,555       47,798,198
                 Less current maturities                                     3,804,217        3,923,036
                                                                           -----------      -----------
                        Long-term debt, less current maturities            $68,010,338      $43,875,162
                                                                           ===========      ===========


         Ferronor refinanced certain short-term debt as of January 28, 1999 with Banco de Desarrollo. These amounts are included in long-term debt as of December 31, 1998. The refinancing consists of two credit lines. The first credit line is a $5.0 million facility which bears interest at the interbank cost plus 1.75% with interest to be paid over 120 equal monthly installments and principal to be paid over 96 equal installments beginning two years from the funding. The second credit line is a $7.7 million facility which bears interest at LIBOR plus 2.75% and is payable in 120 equal monthly installments (including interest).

         During February 1999, a lump sum payment of $554,000 was due on the South Central Tennessee Railroad acquisition financing. The amount is being refinanced into a $2.4 million term loan and is expected to close in April 1999. The financing is at an interest rate of 7.5% due in 84 equal monthly installments of principal and interest of $30,876 with a lump-sum payment of $590,750 in March 2006. The debt is included as long-term on the consolidated balance sheet.

         On September 29, 1995, the Company entered into a revolving credit loan facility ("Revolver") with National Bank of Canada ("NBC"). In October 1996, May 1997 and June 1998, the Company closed on $10 million, $15 million and $15 million increases in its Revolver, respectively. The Revolver's maturity date was extended to June 2001. The Revolver is currently $55 million. The Revolver bears interest at either the bank's prime rate (which was 8.25% at December 31, 1998) plus 0.25% or the one, three or six month LIBOR plus 2.5%, at the option of the Company. The Revolver is collateralized by substantially all the assets of the Company and certain subsidiaries.

         In November 1998, the Company received a commitment letter to increase the Revolver up to $100 million. The increase is anticipated to close in the second quarter of 1999.

         The Revolver includes restrictive covenants prohibiting the Company from incurring debt, except liabilities incurred in the normal course of business, guaranteeing the payment of an obligation of a third party, and selling, transferring or otherwise assigning substantially all of its assets. The Revolver also contains certain financial covenants which include requiring the Company to maintain a maximum debt to tangible net worth and interest coverage ratios. The Revolver restricts payment of dividends on the Company's Common Stock. As of December 31, 1998, the Company's Revolver was substantially fully funded based upon the collateral pledged at that time. The Company had an additional $7.0 million of availability for future purchases or acquisitions.

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

         The aggregate annual maturities of long-term debt are as follows net of discount amortization:

                 1999                                  $  3,804,217
                 2000                                     3,074,132
                 2001                                    46,747,764
                 2002                                     2,850,101
                 2003                                     5,280,710
                 Thereafter                              10,057,631
                                                       ------------
                                                       $ 71,814,555
                                                       ============

         During the years ended December 31, 1998, 1997 and 1996 interest of approximately $465,000, $69,000 and $41,000, respectively, was capitalized.

         Capital Leases

         The Company entered into equipment finance leases for certain tractors, trailers and other equipment expiring at various times through 2003. These leases are accounted for as capital leases. The financing of the purchase of the tractors, trailers and equipment under these capital leases was capitalized using the interest rate appropriate at the inception of the respective leases. The Company also leased certain railroad properties under a capital lease which was due to expire in 1998. The lease was renegotiated and now matures in January 2004 and calls for monthly payments of $1,300. The following is an analysis of the Company's assets under capital leases at December 31, 1998:

         Transportation equipment  under capital leases       $ 3,046,304
         Less accumulated amortization                            405,744
                                                              -----------
                                                              $ 2,640,560
                                                              ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


10.      LONG-TERM DEBT, continued

         Minimum annual lease commitments at December 31, 1998 are as follows:

                                                                       CAPITAL             OPERATING
                                                                       LEASES                LEASES
                                                                     ----------          -----------
            1999                                                     $  548,957          $ 2,839,204
            2000                                                        372,684            2,055,713
            2001                                                        391,715            1,648,268
            2002                                                        188,811            1,260,553
            2003                                                         53,394              891,553
            Thereafter                                                       --            1,271,917
                                                                     ----------          -----------
                   Total                                              1,555,561          $ 9,967,208
                                                                                         ===========
                Less amount representing interest                        96,666
                                                                     ----------
                   Present value of future minimum                    1,458,895
                        lease payments

              Less current portion                                      490,835
                                                                     ----------
                   Noncurrent portion                                $  968,060
                                                                     ==========


         Rental expense under operating leases was approximately $2.7 million, $0.9 million and $0.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

11.      SUBORDINATED DEBT:

         Subordinated debt consists of the following at December 31, 1998 and 1997:

                                                                                                   1998             1997
                                                                                                ----------      ----------
              Convertible subordinated debentures, bearing interest at the prime rate
                   (which was 8.5% at December 31, 1998) adjusted annually, payable semi-annually. Principal payments are due in 20 equal quarterly installments beginning November 1999. Convertible into common stock of the Company at $2.25 beginning August 31, 1995. $357,000
                   were converted during 1998.                                                  $  643,000      $1,000,000

              Subordinated debentures, bearing interest at the prime
                   rate adjusted annually, payable semi-annually.
                   Principal payments are due in 20 equal quarterly
                   installments beginning May 1995.                                                265,490         477,882

              Series A Convertible Subordinated debentures, bearing interest at 8%
                   payable semi-annually on January 1 and July 1. Convertible into common stock of the Company at $5.48 per share beginning
                   January 1, 1996. The entire balance was converted during 1998.                       --       2,000,000
                                                                                                ----------      ----------
                                                                                                   908,490       3,447,882
                 Less current maturities                                                           244,542         212,392
                                                                                                ----------      ----------
                                                                                                $  663,948      $3,265,490
                                                                                                ==========      ==========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


11.      SUBORDINATED DEBT, continued

         The aggregate annual maturities of subordinated debt are as follows:
                1999                                     $ 244,542
                2000                                       181,698
                2001                                       128,600
                2002                                       128,600
                2003                                       128,600
                Thereafter                                  96,450
                                                         ---------
                                                         $ 908,490
                                                         =========
12.      REDEEMABLE PREFERRED STOCK:

         In January 1999, the Company completed a private offering of $11.6 million of its Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of its Preferred Stock at a price of $25 per share. The Preferred Stock pays annual dividends of 7.5%, is convertible into shares of the Company's common stock at a price of $8.25 per share and is non-voting. The Preferred Stock is mandatorily redeemable 5 years from its issuance. The December 31, 1998 balance sheet includes 300,600 shares which were issued during 1998. The remainder of the shares were issued in January 1999. The carrying value of the Preferred Stock is the par value less issuance costs. The issuance costs will be amortized on a straight-line basis over the life of the Preferred Stock.

13.      OTHER REVENUE:

         Other revenue as of December 31, 1998, 1997 and 1996 consisted of the following:

                                                          1998            1997             1996
                                                       ----------      ----------      ----------
              Gain on sale of properties and
                  easements                            $  695,158      $1,250,699      $1,498,738
              Rental income                             1,484,390         857,486         577,712
              Other                                       520,873         364,003         160,772
                                                       ----------      ----------      ----------
                                                       $2,700,421      $2,472,188      $2,237,222
                                                       ==========      ==========      ==========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


14.      INCOME TAX PROVISION:

         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of:

                                                      1998             1997             1996
                                                   -----------       ---------       ---------
              Federal income taxes:
                 Current                           $   232,200       $       0       $  45,000
                 Deferred                            1,038,800         708,382         411,405
                                                   -----------       ---------       ---------
                                                     1,271,000         708,382         456,405
                                                   -----------       ---------       ---------
              State income taxes:
                 Current                               281,000         161,000          75,000
                 Deferred                              (55,000)        (26,000)          4,000
                                                   -----------       ---------       ---------
                                                       226,000         135,000          79,000
                                                   -----------       ---------       ---------
              Foreign income taxes:
                 Current                                33,000              --              --
                 Deferred                                   --        (306,000)       (152,000)
                                                   -----------       ---------       ---------
              Total income tax provision           $ 1,530,000       $ 537,382       $ 383,405
                                                   ===========       =========       =========



         The following summarizes the total income tax provisions for each of the years ended December 31, 1998, 1997 and 1996:

              Continuing operations                $ 1,570,000       $ 963,382       $ 705,405
              Discontinued operations                  (40,000)       (426,000)       (322,000)
                                                   -----------       ---------       ---------
              Total income tax provision           $ 1,530,000       $ 537,382       $ 383,405
                                                   ===========       =========       =========


         The Company joins in the filing of a consolidated U.S. income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company's Canadian subsidiaries, RailAmerica Carriers, Steel City Carriers and KSC, file Canadian and provincial income tax returns. The Company's majority owned subsidiary, Ferronor, and its wholly-owned subsidiary, RailAmerica de Chile, file Chilean income tax returns.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


14.      INCOME TAX PROVISION, continued

         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows:

                                                                      1998               1997            1996
                                                                   -----------       -----------       ---------
              Income tax provision, at 35%                         $ 2,112,737       $ 1,259,072       $ 625,045
              Statutory federal Surtax exemption                       (60,363)          (35,972)        (17,858)
              State income tax, net of federal benefit                 147,000            90,000          51,350
              Benefit due to Difference between U.S. &
                   Chilean tax rates                                  (316,000)         (192,000)              0
              Benefit due to Utilization of Chilean Net
                   Operating Loss Carryforwards                       (306,000)         (152,000)              0
              Provision due to Difference between U.S. &
                   Canadian tax rates                                   14,000                 0               0
              Benefit due to Reduction in Canadian tax
                    rate for manufacturing companies                   (42,000)                0               0
              Non-deductible expenses, net                              45,000            33,000          45,100
              Other, net                                                93,626            60,282           1,768
              Valuation allowance                                     (118,000)          (99,000)             --
                                                                   -----------       -----------       ---------
                                                                   $ 1,570,000       $   963,382       $ 705,405
                                                                   ===========       ===========       =========



         The components of deferred income tax assets and liabilities as of December 31, 1998 and 1997 are as follows:


         Deferred tax assets:                                1998               1997
                                                          -----------       -----------
              Net operating loss carry forwards           $ 2,798,000       $ 2,240,000
              Alternative minimum tax credit                  766,000           495,000
              Other                                           205,000                 0
                                                          -----------       -----------
                  Total deferred assets                     3,769,000         2,735,000
              Less:  valuation allowance                     (491,000)         (609,000)
                                                          -----------       -----------
                  Total deferred assets, net                3,278,000         2,126,000
              Deferred tax liabilities:
              Depreciation and amortization                 8,912,000         6,492,237
              Land                                          2,427,000         2,427,000
              Installment Sales                               181,000           226,000
              Other                                                 0            48,000
                                                          -----------       -----------
              Net deferred tax liability                  $(8,242,000)      $(7,067,237)
                                                          ===========       ===========



         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $491,000 at December 31, 1998 and $609,000 at December 31, 1997, respectively. The valuation allowance at December 31, 1998 is comprised of $125,000, which relates to prior and current year state net operating losses, and $366,000, which relates to prior and current year Chilean net operating losses from Ferronor.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


14.      INCOME TAX PROVISION, continued

         No provision was made in 1998 for U.S. income taxes on undistributed earnings of the Chilean subsidiaries as it is the intention of management to utilize those earnings in the Chilean operations for an indefinite period of time.

         As part of certain acquisitions, the Company acquired net operating loss carry forwards for federal and state income tax purposes. The utilization of the acquired tax loss carry forwards is further limited by the Internal Revenue Code Section 382 to approximately $100,000 each year. The tax loss carry forwards expire in the years 2001 through 2010.

15.      COMPREHENSIVE INCOME

         For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to $455,447 and ($52,068) for the years ended December 31, 1998 and 1997, respectively. Comprehensive income for the years ended December 31, 1998 and 1997 amounted to $4,856,596 and $1,887,131, respectively. The cumulative adjustment amount previously reported as a separate component of stockholders' equity is now included in accumulated other comprehensive income in the Consolidated Balance Sheets.

16.      STOCK OPTIONS:

         In July 1992, the Company implemented a stock option plan (the "1992 Plan") for certain officers, consultants, employees and outside directors of the Company. The aggregate number of shares which may be issued pursuant to the 1992 Plan is 250,000 shares which are exercisable at date of grant and have a ten year life.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


16.      STOCK OPTIONS, continued

         During June 1998, the Company implemented the 1998 Omnibus Executive Incentive Compensation Plan ("1998 Plan"). The 1998 Plan supersedes the 1992 Plan, the 1995 Stock Incentive Plan and the 1995 Non-Employee Director Stock Option Plan. The 1998 Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards. The aggregate number of shares to be issued pursuant to the 1998 Plan are 930,000 shares. Options for 76,000 shares of common stock of the Company, at an exercise price of $6.125, were issued pursuant to the 1998 Plan as of July 1, 1998. These options vest ratably over a three year period on each anniversary date and mature June 30, 2008.

         During November 1994, the Company's Board of Directors approved an employment arrangement with Mr. Gary Marino for him to serve as Chief Executive Officer of the Company and its subsidiaries. Mr. Marino's arrangement provided that he be granted non-qualified options to purchase an aggregate of 350,000 shares of common stock of the Company at varying exercise prices and exercise dates. Options for 87,500 shares at an exercise price of $3.10, the fair market value of the common stock at the time the Board of Directors approved the arrangement, and 87,500 shares at an exercise price of $3.40 were immediately exercisable upon Mr. Marino's execution of his written employment agreement. Additional options for 87,500 shares became exercisable under the employment agreement on each of March 1, 1996 and 1997 at exercise prices equal to $3.75 and $4.15 per share, respectively. The Company recognized no compensation expense since the exercise prices at the date of grant were either equal to or in excess of the fair market value. Mr. Marino's options have a ten year life from the date of grant and expire November 11, 2004.

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

         In July 1998, the Company issued, options to purchase an aggregate of 150,000 shares of common stock to certain employees at exercise prices equal to $6.125 per share. The options vest ratably over a three year period on each anniversary date and mature June 30, 2008.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


16.      STOCK OPTIONS, continued

         The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 1998, 1997 and 1996 as all stock options were granted with an exercise price at least equal to the market price on the date of grant. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                      1998                1997               1996
                                                                 --------------      ---------------   --------------
              Net income - as reported                           $    4,401,149      $     1,939,199   $      504,879
                                                                 ==============      ===============      ===========
              Net income - pro forma                             $    3,561,620      $     1,152,411   $       17,005
                                                                 ==============      ===============      ===========

              Basic net income per share - as reported           $         0.47      $          0.23      $      0.10
                                                                 ==============      ===============      ===========
              Basic net income (loss) per share -
                       pro forma                                 $         0.37      $          0.14      $      0.00
                                                                 ==============      ===============      ===========



         These calculations only take into account the options issued since January 1, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield 0.0%; expected volatility of 45%-55%; risk-free interest rate of 5.50% -7.8%; and expected lives of 10 years. The weighted average fair value of options granted for 1998, 1997 and 1996 were $3.97, $3.08, and $2.65, respectively.

         Information regarding the above options for 1998, 1997 and 1996 is as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                          NUMBER OF      EXERCISE
                                                           SHARES         PRICE
                                                         ---------      --------
              Outstanding at January 1, 1996               848,500      $   3.66
              Granted                                      295,000      $   3.96
              Exercised                                     12,500      $   3.60
              Forfeited                                      7,000      $   3.50
              Outstanding at December 31, 1996           1,124,000      $   3.74

              Granted                                      363,500      $   5.00
              Exercised                                    202,933      $   3.69
              Forfeited                                     33,667      $   4.21
              Outstanding at December 31, 1997           1,250,900      $   4.10

              Granted                                      551,000      $   7.35
              Exercised                                    237,950      $   3.66
              Forfeited                                     78,450      $   3.58
              Outstanding at December 31, 1998           1,485,500      $   5.40


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


16.      STOCK OPTIONS, continued

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                         --------------------------------------------------    -------------------------
                                             WEIGHTED
                                              AVERAGE          WEIGHTED                         WEIGHTED
         RANGE OF                            REMAINING          AVERAGE                          AVERAGE
         EXERCISE           NUMBER          CONTRACTUAL        EXERCISE          NUMBER         EXERCISE
         PRICE            OF OPTIONS           LIFE              PRICE         OF OPTIONS         PRICE
         -------------------------------------------------------------------------------------------------
         $3.40-$5.00        934,500            6.98              $4.26           934,500          $4.26
         $5.01-$7.00        251,000            9.50              $6.13                --             --
         $7.01-$9.50        300,000            9.00              $8.38           300,000          $8.38
                          ---------                                            ---------
                          1,485,500                                            1,234,500
                          =========                                            =========



         In January 1995, the Company established an Employee Stock Purchase Plan open to all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's Common Stock on January 1 or December 31, of any given year, whichever is lower. For the years ended December 31, 1998, 1997 and 1996, 18,289, 23,433 and 17,897 shares of common stock, respectively, were sold to employees under this plan.

17.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         The Company issued 4,200 shares of common stock to employees in the first quarter of 1996. The Company issued 20,000 shares of common stock to the Company's Chief Executive Officer for a $95,000 note receivable during 1997. The Company issued 30,000 shares of common stock to the Company's Chief Executive Officer for a $97,500 note receivable during 1998. Additionally, the Company issued 9,719 shares of common stock to certain employees in the first quarter of 1996 and the first quarter of 1997 pursuant to employment contracts.

         The Company issued 50,000 shares of common stock, 47,000 were treasury stock, to employees of Kalyn during 1997 pursuant to a stock incentive plan.

         The Company incurred approximately $1.3 million, $2.0 million and $16.1 million in debt to acquire property, plant and equipment during 1998 , 1997 and 1996, respectively. These amounts included acquisition of a 131 mile rail line in Washington, 234 miles of rail line in Minnesota, 140 tank cars and other transportation equipment including locomotives, tractor and trailers.

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

         Cash paid for interest during 1998, 1997 and 1996 was $5.7 million, $3.9 million and $2.4 million, respectively. Cash paid for income taxes during 1998, 1997 and 1996 was $0.2 million, $0.2 million and $0.6 million, respectively.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


20.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into two business segments: rail transportation and manufacturing. The rail transportation segment includes the operations of the Company's railroad subsidiaries and the manufacturing segment includes the operations of Kalyn, KSC and RailAmerica Equipment Corporation. All of the Company's continuing operations for 1996 were in the United States. During 1997 the Company acquired operations in Chile and a minority interest in Australian operations and during 1998 the Company's Canadian operations were reclassified into continuing operations.

         Business segment information for the year ended December 31, 1998, 1997 and 1996 (dollar amounts in thousands):

         YEAR ENDED DECEMBER 31, 1998:

                                                                          RAIL                           MOTOR      CORPORATE
                                                     CONSOLIDATED    TRANSPORTATION    MANUFACTURING    CARRIER      OVERHEAD
                                                     ------------    --------------    -------------    -------      --------
              Revenue                                   $ 77,144          $32,402         $40,490       $ 4,252     $     --
              Operating income (loss)                   $ 12,642          $ 9,436         $ 7,389       $  (186)    $ (3,997)
              Identifiable assets                       $145,230          $93,473         $24,890       $ 3,017     $ 23,850
              Depreciation and
                  amortization                          $  3,685          $ 2,276         $   964       $   306     $    139
              Capital expenditures                      $ 29,382          $19,280         $ 3,584       $ 1,354     $  5,164
              Interest expense                          $  4,947          $ 3,611         $   619       $   241     $    476

         YEAR ENDED DECEMBER 31, 1997:

                                                                          RAIL                          CORPORATE
                                                     CONSOLIDATED    TRANSPORTATION    MANUFACTURING     OVERHEAD
                                                     ------------    --------------    -------------    --------
              Revenue                                   $47,437            $24,076        $23,361       $    --
              Operating income (loss)                   $ 7,319            $ 6,458        $ 4,119       $(3,258)
              Identifiable assets                       $96,800            $76,249        $14,653       $ 5,898
              Depreciation and
                  amortization                          $ 2,261            $ 1,604        $   567       $    90
              Capital expenditures                      $ 9,443            $ 7,597        $ 1,696       $   150
              Interest expense                          $ 3,534            $ 3,081        $   372       $    81


         YEAR ENDED DECEMBER 31, 1996:

                                                                          RAIL                          CORPORATE
                                                     CONSOLIDATED    TRANSPORTATION    MANUFACTURING     OVERHEAD
                                                     ------------    --------------    -------------    --------
              Revenue                                   $25,658            $11,704        $13,954       $    --
              Operating income (loss)                   $ 3,873            $ 4,978        $ 1,473       $(2,578)
              Identifiable assets                       $66,152            $46,129        $12,932       $ 7,091
              Depreciation and
                  amortization                          $ 1,527            $   991        $   490       $    46
              Capital expenditures                      $29,766            $26,849        $ 2,809       $   108
              Interest expense                          $ 2,078            $ 1,318        $   476       $   284


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


20.      SEGMENT INFORMATION, Continued

         Geographical segment information for the years ended December 31, 1998 and 1997 (dollar amounts in thousands):

         YEAR ENDED DECEMBER 31, 1998:

                                            CONSOLIDATED    UNITED STATES       CANADA          CHILE        AUSTRALIA
                                            ------------    -------------       ------          -----        ---------
              Revenue                         $ 77,144         $46,722         $14,498         $15,924         $   --
              Operating income                $ 12,642         $ 7,474         $   657         $ 4,512         $   --
              Identifiable assets             $145,230         $91,577         $13,873         $37,786         $1,995
              Depreciation and
                  amortization                $  3,685         $ 2,382         $   597         $   706         $   --
              Capital expenditures            $ 29,382         $12,400         $ 4,225         $12,757         $   --


         YEAR ENDED DECEMBER 31, 1997:

                                          CONSOLIDATED    UNITED STATES       CHILE        AUSTRALIA
                                          ------------    -------------      -------       ---------
              Revenue                        $47,437         $39,375         $ 8,062         $   --
              Operating income               $ 7,319         $ 5,774         $ 1,545         $   --
              Identifiable assets            $96,800         $73,685         $21,261         $1,854
              Depreciation and
                  amortization               $ 2,261         $ 1,994         $   267         $   --
              Capital expenditures           $ 9,443         $ 7,493         $ 1,950         $   --


         Identifiable assets consist of $96.8 million from continuing operations and $4.0 million from discontinued operations (not included in above amounts).

21.      SUBSEQUENT EVENTS:

         In January 1999, the Company through a newly formed subsidiary E&N Railway Company LTD. acquired the 290 km Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction includes the sale of 109-km section of rail line between Port Alberni and Nanaimo. In addition, CPR is leasing to the Company the Victoria to Nanaimo and Parksville to Courtenay segments, about 181 km, to enable E&N to continue to provide freight and passenger rail service to Vancouver Island.

         E&N provides freight and passenger service between Victoria and Courtenay, and freight service between Port Alberni and Nanaimo, on British Columbia's Vancouver Island.

         In February 1999, Freight Victoria, a consortium in which the Company is a majority partner, was selected as the successful bidder for V/Line Freight Corporation ("V/Line Freight"). V/Line Freight, the rail freight business of Australia's Victorian government, provides services across southeastern Australia over 2,793 miles of track. This sale by the Victorian government is a continuation of Australia's privatization process of its rail system. The Company has made a non-refundable deposit of approximately $19 million for V/Line Freight and anticipates closing on the transaction during the second quarter of 1999.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------


21.      SUBSEQUENT EVENTS, continued

         In March 1999, the Company completed a private offering of approximately $12.5 million of restricted Common Stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its common stock at a price of $8.8125 per share and issued approximately 210,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,653 shares of Common Stock at an exercise price of $10.125.

22.      UNAUDITED QUARTERLY FINANCIAL DATA:

         Quarterly financial data for 1998 in as follows (in thousands except per share amounts)

                                                             FIRST          SECOND           THIRD          FOURTH
                                                            QUARTER        QUARTER          QUARTER         QUARTER
                                                            -------         -------         -------         -------
              Operating revenue                              $14,436         $20,192         $20,974         $21,542
              Operating income                               $ 2,018         $ 3,258         $ 3,656         $ 3,710
              Income from
                continuing operations                        $   668         $ 1,398         $ 1,426         $   974
              Basic net income from
                continuing operations per share              $  0.07         $  0.15         $  0.15         $  0.10
              Diluted net income from
                continuing operations per share              $  0.07         $  0.14         $  0.14         $  0.09


         Quarterly financial data for 1997 in as follows (in thousands except per share amounts)

                                                              FIRST         SECOND           THIRD          FOURTH
                                                             QUARTER        QUARTER         QUARTER         QUARTER
                                                             ------         -------         -------         -------
              Operating revenue                              $8,734         $11,596         $13,134         $13,973
              Operating income                               $  992         $ 1,451         $ 1,957         $ 2,920
              Net income from
                continuing operations                        $  113         $   364         $   937         $ 1,220
              Basic net income from
                continuing operations per share              $ 0.02         $  0.04         $  0.11         $  0.14
              Diluted net income from
                continuing operations per share              $ 0.01         $  0.04         $  0.10         $  0.13

