Form 10-Q
period 1999-03-31
RAILAMERICA INC /DE
filed 1999-05-17
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

Common Stock, par value $.001 - 11,151,819 shares as of May 14, 1999

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                                                                                Page No.
                                                                                                --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - March 31, 1999 and
              December 31, 1998                                                                   1

              Consolidated Statements of Income - For the three months
                  ended March 31, 1999 and 1998                                                   2

              Consolidated Statements of Cash Flows - For the three
              months ended March 31, 1999 and 1998                                                3

              Notes to Consolidated Financial Statements                                          4

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       9

PART II       OTHER INFORMATION

Item 2        Changes in Securities and Use of Proceeds                                          20

Item 5        Other Information                                                                  20

Item 6        Exhibits and Reports on Form 8-K                                                   21

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March 31,              December 31,
                                                                                         1999                     1998
                                                                                    ----------------         ---------------
                                                  ASSETS
 Current assets:
  Cash                                                                              $      2,554,775         $     5,760,342
  Accounts receivable                                                                     11,973,508              11,047,536
  Notes receivable                                                                           859,378                 859,378
  Inventories                                                                             14,819,865              13,579,286
  Other current assets                                                                     1,980,366               1,666,093
                                                                                    ----------------         ---------------
       Total current assets                                                               32,187,892              32,912,635
  Property, plant and equipment, net                                                     116,545,150             101,833,373
  Notes receivable, less current portions                                                  1,291,205               1,284,200
  Investment in Great Southern Railway Limited                                             1,938,942               1,938,942
  Deposit on purchase agreements                                                          18,493,900               1,962,067
 Other assets                                                                              3,344,581               3,056,755
 Excess of cost over net assets of companies acquired, net                                 2,214,274               2,241,964
                                                                                    ----------------         ---------------
       Total assets                                                                 $    176,015,944         $   145,229,936
                                                                                    ================         ===============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Current maturities of long-term debt                                            $        3,373,393         $     3,804,217
  Current maturities of subordinated debt                                                    253,892                 244,542
  Accounts payable                                                                        10,346,913              10,124,714
  Accrued expenses and income taxes payable                                                5,430,965               4,132,892
                                                                                    ----------------         ---------------
       Total current liabilities                                                          19,405,163              18,306,365
                                                                                    ----------------         ---------------
 Long-term debt, less current maturities                                                  80,559,276              68,010,338
 Subordinated debt, less current maturities                                                  373,500                 663,948
 Other liabilities - deferred income                                                         413,353                 427,288
 Deferred income taxes                                                                     8,497,908               8,242,000
 Minority interest                                                                         8,303,393               7,937,992
 Commitments and contingencies
 Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value,
    1,000,000 shares authorized;
    464,400 and 300,600 outstanding, respectively                                         10,691,620               6,881,684
 Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized; 11,794,608 issued and 11,143,819 outstanding at March 31, 1999;
    10,207,477 issued and 9,631,188 outstanding at December 31, 1998                          11,795                  10,207
   Additional paid-in capital                                                             40,790,532              28,277,533
   Retained earnings                                                                      10,247,641               9,285,122
   Accumulated other comprehensive income                                                    640,829                 470,820
   Less treasury stock (651,789 and 576,289 shares, respectively, at cost)               (3,919,066)             (3,283,361)
                                                                                    ----------------         ---------------
       Total stockholders' equity                                                         47,771,731              34,760,321
                                                                                    ----------------         ---------------
       Total liabilities and stockholders' equity                                      $ 176,015,944         $   145,229,936
                                                                                    ================         ===============


         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                             1999            1998
                                                                         ------------    ------------
Operating revenues:
 Transportation - railroad                                               $  9,287,755    $  5,581,127
 Manufacturing                                                             10,417,642       8,582,725
 Other                                                                        937,341         272,133
                                                                         ------------    ------------
      Total operating revenue                                              20,642,738      14,435,985
                                                                         ------------    ------------
Operating expenses:
 Transportation - railroad                                                  4,919,666       2,778,604
 Cost of goods sold - manufacturing                                         7,717,185       6,191,757
 Selling, general and administrative                                        3,516,207       2,745,892
 Depreciation and amortization                                              1,249,410         701,526
                                                                         ------------    ------------
      Total operating expenses                                             17,402,468      12,417,779
                                                                         ------------    ------------
      Operating income                                                      3,240,270       2,018,206
 Interest expense                                                          (1,429,509)       (993,178)
 Other income (expense)                                                       241,930         151,465
 Minority interest in income of subsidiary                                   (365,400)       (261,900)
                                                                         ------------    ------------
      Income from continuing operations before
        income taxes                                                        1,687,291         914,593
 Provision for income taxes                                                   484,000         246,715
                                                                         ------------    ------------
      Income from continuing operations                                     1,203,291         667,878
Discontinued operations
 Loss from operations of discontinued Motor
   Carrier segment (less applicable income tax
   benefit of $40,000)                                                             --         (65,241)
                                                                         ------------    ------------
        Net Income                                                       $  1,203,291    $    602,637
                                                                         ============    ============


=====================================================================================================


Income from continuing operations available to common
   stockholders (basic)                                                  $    962,519    $    667,878
                                                                         ============    ============

Basic earnings per common share
   Continuing operations                                                 $       0.10    $       0.07
   Discontinued operations                                                       0.00           (0.01)
                                                                         ------------    ------------
      Net income                                                         $       0.10    $       0.06
                                                                         ============    ============
Diluted earnings per common share
   Continuing operations                                                 $       0.09    $       0.07
   Discontinued operations                                                       0.00           (0.01)
                                                                         ------------    ------------
      Net income                                                         $       0.09    $       0.06
                                                                         ============    ============

Weighted average common shares outstanding:
   Basic                                                                   10,118,313       9,184,636
                                                                         ============    ============
   Diluted                                                                 10,676,340      10,262,575
                                                                         ============    ============



         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                               1999              1998
                                                                             ------------     -----------
Cash flows from operating activities:
 Net income                                                               $     1,203,291     $   602,637
 Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                             1,429,060         885,175
      Minority interest in income of subsidiary                                   365,400         261,900
      Gain on sale of properties                                                  (18,611)         (7,436)
      Deferred income taxes                                                       255,908        (196,486)
      Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable                                                        (925,972)       (204,373)
      Inventories                                                              (1,240,579)     (3,354,847)
      Other current assets                                                       (314,273)       (272,983)
      Accounts payable                                                            222,199       5,374,206
      Accrued expenses                                                          1,235,480         471,882
      Deposits and other                                                          (61,351)        773,302
                                                                             ------------     -----------
       Net cash provided by operating activities                                2,150,552       4,332,977
                                                                             ------------     -----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                                    (13,576,113)     (5,713,008)
 Proceeds from sale of properties                                                   6,414          47,159
 Acquisitions, net of cash acquired                                                    --      (1,722,428)
 Deposit on purchase agreement                                                (18,463,900)             --
 Deferred acquisition costs and other                                            (646,472)        (80,191)
                                                                             ------------     -----------
       Net cash used in investing activities                                  (32,680,071)     (7,468,468)
                                                                             ------------     -----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt                                      44,141,504      11,877,485
 Principal payments on debt and capital leases                                (32,074,488)     (9,884,095)
 Sale of convertible preferred stock                                            4,095,000              --
 Sale of common stock                                                          11,953,993         940,050
 Proceeds from exercise of stock options                                          192,625         755,175
 Purchase of treasury stock                                                      (635,705)             --
 Deferred financing costs paid                                                   (338,612)           (873)
 Deferred loan costs paid                                                         (10,365)        (24,199)
                                                                             ------------     -----------
       Net cash provided by financing activities                               27,323,952       3,663,543
                                                                             ------------     -----------

Net (decrease) increase in cash                                                (3,205,567)        528,052
Cash, beginning of period                                                       5,760,342       3,745,534
                                                                             ------------     -----------
Cash, end of period                                                          $  2,554,775     $ 4,273,586
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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 1998 annual report on Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's 1998 annual report on Form 10-K.

 2.      EARNINGS PER SHARE:

         For the three months ended March 31, 1999 and 1998, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Assumed conversion of the redeemable convertible preferred stock is anti-dilutive for the three months ended March 31, 1999 and has been excluded from the weighted average shares outstanding for diluted earnings per share.

         The following is a summary of the income available for common stockholders and weighted average shares (in thousands):

                                                             1999       1998
                                                           ---------  --------
              Income from continuing operations             $ 1,203    $   668
              Preferred stock dividends and accretion          (241)        --
                                                            -------    -------
              Income from continuing operations available
                  to common stockholders (basic)                962        668
              Interest from convertible debt                      7         38
                                                            -------    -------
              Income from continuing operations available
                  to common stockholders (diluted)          $   969    $   706
                                                            =======    =======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 2.      EARNINGS PER SHARE, continued

                                                                    1999             1998
                                                                  --------         --------
              Weighted average shares outstanding                   10,118            9,185
              Assumed conversion of options and warrants               338              269
              Assumed conversion of convertible debt                   220              809
                                                                    ------           ------
              Weighted average shares outstanding                   10,676           10,263
                                                                    ======           ======

 3.      INVENTORIES:

         Inventories consist of the following as of March 31, 1999 and December 31, 1998.

                                                                           1999                1998
                                                                      --------------       -------------
           Raw materials                                                $ 6,449,418        $   5,207,154
           Work in process                                                2,521,465            2,504,344
           Finished goods                                                 2,253,723            2,225,223
           Replacement or repair parts for equipment
                     and road property                                    3,638,906            3,647,885
                                                                       ------------        -------------
                                                                         14,863,512           13,584,606
           Less, advances related to materials                              (43,647)              (5,320)
                                                                       ------------        -------------
           Inventories in excess of contract advances                  $ 14,819,865        $  13,579,286
                                                                       ============        =============


 4.     PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consist of the following as of March 31, 1999 and December 31, 1998:

                                                                            1999               1998
                                                                     ----------------    ----------------
          Land                                                         $  23,672,024       $ 19,427,529
          Buildings and improvements                                      11,985,739         11,225,554
          Railroad track and improvements                                 51,478,477         44,700,349
          Locomotives, transportation and other equipment                 40,735,426         36,582,042
                                                                       -------------       ------------
                                                                         127,871,666        111,935,474
          Less accumulated depreciation                                   11,326,516         10,102,101
                                                                       -------------       ------------
                                                                       $ 116,545,150       $101,833,373
                                                                       =============       ============

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 4.     PROPERTY, PANT AND EQUIPMENT, continued

        In January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired the assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction includes the purchase of a 68-mile section of rail line between Port Alberni and Nanaimo and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to-Courtenay on British Columbia's Vancouver Island. The purchase of the assets of the E&N Railway accounts for approximately $10.8 million of fixed asset additions for the quarter ended March 31, 1999. The deposit on the asset purchase agreement of $1.96 million at December 31, 1998 was applied to this transaction.

5.      LONG-TERM DEBT:

        On April 14, 1999 , the Company's revolving line of credit ("Revolver") was increased from $55 million to $85 million by National Bank of Canada, as agent. The revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The maturity date of the Revolver was extended to April 2002.

        In the first quarter of 1999, $231,000 of convertible subordinated debentures were converted into 102,743 shares of Common Stock.

 6.     COMPREHENSIVE INCOME:

        Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to $170,010 and $602,877 for the three months ended March 31, 1999 and 1998, respectively. Comprehensive income for the three months ended March 31, 1999 and 1998 amounted to $1,373,301 and $1,214,956, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 7.      COMMON STOCK TRANSACTIONS:

         In March 1999, the Company completed a private placement of approximately $12.5 million of restricted common stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its common stock at a price of $8.8125 per share and issued approximately 210,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London Securities Corporation, of which Douglas Nichols, a director of the Company, is President and principal shareholder, acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,504 shares of the Company's common stock at an exercise price of $10.125.

 8.      INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor and the Company's valuation allowance on Ferronor's net operating loss carry forward.

 9.      DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months ended March 31, 1998. Effective, December 1, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of Steel City Carriers, Ltd. to Laidlaw Carriers, Inc., an operating subsidiary of Ontario-based Contrans Corporation. The leases are for a period of 18 to 24 months. In addition, the Company has entered into an agreement to sell its Ontario real estate that was previously used in its motor carrier operations.

                                                        Three Months Ended
                                                          March 31, 1998
                                                        ------------------
                                                            (Thousands)

                  Revenues                                    $ 1,827
                  Depreciation and amortization                    95
                  Operating income (loss)                         (35)
                  Loss before taxes                              (105)
                  Benefit for income taxes                         40
                  Net loss                                    $   (65)

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 10.       SUBSEQUENT EVENTS:

           On April 30, 1999, the Company, through its wholly-owned subsidiary, Freight Victoria, acquired certain assets of the V/Line Freight Corporation railroad in Australia for an aggregate purchase price of $103 million (A$163.1 million). The transaction included the purchase of 107 locomotives and over 2,600 rail cars, which will provide rail freight service across southeastern Australia over approximately 3,000 miles of track. The track and real estate are being leased from the Victorian government on a long-term basis. Freight Victoria commenced operations on May 1, 1999. As of March 31, 1999, the Company tendered a deposit of approximately $18.5 million on this transaction. The amount is shown as a deposit on purchase agreement on the consolidated balance sheet.

           To facilitate the acquisition, Freight Victoria obtained a $100 million bridge loan from Barclays Bank PLC under a senior secured loan facility. Upon the execution of the facility, the Company issued to Barclays Bank PLC warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share. If the loan is not repaid by April 30, 2000, the Company will be required to issue to the lender additional warrants to purchase its Common Stock.

           The bridge loan is due and payable on April 30, 2000. However, if the bridge loan is not repaid on or before April 30, 2000, it will convert to a term loan provided that specified conditions are satisfied. The bridge loan bears interest at a rate equal to the London Interbank Offered Rate plus the applicable margin. The applicable margin initially is 500 basis points and increases by 50 basis points every 90 days. If the bridge loan converts to a term loan, the lender will have the right to elect to fix the interest rate. The bridge loan is guaranteed by RailAmerica and is secured by liens on [all] of the assets of Freight Victoria and by a pledge of the stock of certain subsidiaries. The facility agreement contains significant restrictions on RailAmerica and its subsidiaries that are a party to the agreement, including without limitation restrictions on additional indebtedness, liens, sales of assets and capital expenditures. The Company is considering its available alternatives for refinancing the bridge loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") owns and operates short line and regional railroads and provides freight services over approximately 2,600 miles of track in North America and the Republic of Chile. RailAmerica also owns a specialty truck trailer manufacturer, Kalyn/Siebert, Inc. ("KSI") with production facilities located in Gatesville, Texas and Trois Rivieres, Quebec, Canada. Additionally, the Company is a member of the Great Southern Railway Limited ("GSR") consortium, which operates the 4,000 mile transcontinental passenger rail service in Australia.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in April 1998, the Company, through its wholly-owned subsidiary Saginaw Valley Railway Company, acquired a 51 mile rail line in Michigan. In August 1998, the Company, through its new subsidiary, Ventura County Railroad Company, Inc. ("VCRR"), entered into a long term lease/purchase agreement to operate a 13-mile rail line serving the Port of Hueneme and the Oxnard Harbor District in Oxnard, California, located approximately 50 miles north of Los Angeles. VCRR's operations commenced September 1, 1998. Additionally, in January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired the assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction includes the sale of a 68-mile section of rail line between Port Alberni and Nanaimo and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to-Courtenay on British Columbia's Vancouver Island. On April 30, 1999, the Company, through its wholly-owned subsidiary, Freight Victoria, acquired certain assets of the V/Line Freight Corporation railroad in Australia. The transaction included the purchase of 107 locomotives and over 2,600 rail cars, which will provide rail freight service across southeastern Australia over approximately 3,000 miles of track. The track and real estate are being leased on from the Victorian government on a long-term basis. Freight Victoria commenced operations on May 1, 1999.

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

         Set forth below is a discussion of the results of operations for the Company's North American railroad operations, International railroad operations, trailer manufacturing operations and corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's railroad subsidiaries operated approximately 2,600 miles of rail line as of March 31, 1999. These consist of: (i) 136 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 45 miles of rail line in Pennsylvania, 18 miles of which the Company is negotiating to purchase from the Commonwealth of Pennsylvania and 27 miles of which are operated under a freight easement with the Commonwealth of Pennsylvania; (v) 10 miles of rail line in Delaware made available to the Company pursuant to a lease with the Wilmington & Northern Railroad Company; (vi) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (vii) 104 miles of rail line which it owns and 4 miles of trackage rights in West Texas; (viii) 131 miles of rail line which it owns in the state of Washington; (ix) 72 miles of rail line which it owns in central Minnesota; (x) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (xi) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; (xii) 1,400 miles of rail line in northern Chile; and (xiii) a 68-mile section of owned rail line and a 113-mile section of leased rail line on Vancouver Island, British Columbia, Canada.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in each customer's local operating area. The Company's haulage of products in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Pennsylvania and Delaware includes iron and steel products, chemicals, agricultural products, lumber and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in Chile consists of copper, iron ore, limestone and other commodities. The Company's haulage of products on Vancouver Island, British Columbia, Canada consists of forest/paper products, mineral, and chemical products. A rail passenger service is also being operated on Vancouver Island, as was prior to the formation of ENR.

RESULTS OF NORTH AMERICAN RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's North American railroad operations for the three months ended March 31, 1999 and 1998. The results of North American railroad operations include the operations of ENR and VCRR from January 1, 1999 to March 31, 1999. As a result, the results of operations for the three months ended March 31, 1999 are not comparable to the corresponding period of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated (in thousands).

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                     -------------------------
                                                                                      1999              1998
                                                                                     -------           -------
Revenue:
       Transportation revenue                                                        $ 5,219           $ 3,474
       Other revenue                                                                     273               125
                                                                                     -------           -------
Total revenue                                                                          5,492             3,599
                                                                                     -------           -------
Operating expenses:
       Maintenance of way                                                                815               526
       Maintenance of equipment                                                          261               184
       Transportation                                                                  1,268               823
       Equipment rental                                                                  112                78
       General and administrative                                                      1,051               652
       Depreciation and amortization                                                     500               354
                                                                                     -------           -------
Total operating expenses                                                               4,007             2,617
                                                                                     -------           -------
Operating income                                                                       1,485               982
Interest and other expenses                                                              765               698
                                                                                     -------           -------
Income before income taxes                                                             $ 720            $  284
                                                                                     =======           =======

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $1.7 million, or 50.2%, to $5.2 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998. The increase was primarily due to increased carloads. The North American transportation revenue per carload increased to $325 from $314 primarily due to the addition of ENR which receives a higher per carload rate than the Company's other railroads. North American carloads handled totaled 14,909 for the three months ended March 31, 1999, an increase of 4,068, or 37.5%, compared to 10,841 carloads in the prior year period. The increase was partially due to the acquisition of ENR which moved 1,845 carloads for the three-month period ended March 31, 1999. The Company's "same railroad" car loadings increased by 8% from the first quarter of 1998 to the first quarter of 1999.

       Other revenues increased by approximately $0.1 million, or 119.7%, to $0.3 million for the three months ended March 31, 1999 from $0.1 million for the three months ended March 31, 1998. Other revenues for the three months ended March 31, 1999 and 1998 consist of gain on sales of railroad assets, railroad lease and rental income and other miscellaneous income.

       OPERATING EXPENSES. Operating expenses increased by approximately $1.4 million, or 53.1%, to $4.0 million for the three months ended March 31, 1999 from $2.6 million for the three months ended March 31, 1998. The increase was primarily due to the acquisition of ENR which had $1.0 million in operating expenses for the three months ended March 31, 1999. Operating expenses, as a percentage of transportation revenue, were 76.7% and 75.3% for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to start up costs at ENR. Management anticipates the operating ratio to decrease slightly over the next 12 months based upon operating efficiencies that have been implemented at ENR.

       Maintenance of way expenses increased by approximately $0.3 million, or 54.9%, to $0.8 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998. The increase was primarily due to maintenance of way expenses at ENR of $0.2 million for the three months ended March 31, 1999.

       Maintenance of equipment expenses increased by approximately $0.1 million , or 41.8%, to $0.3 million for the three months ended March 31, 1999 from $0.2 million for the three months ended March 31, 1998. The increase was primarily due to an increase in the Company's locomotive and railcar fleet from 1998 to 1999.

       Transportation expense increased by approximately $0.5 million, or 54.1%, to $1.3 million for the three months ended March 31, 1999 from $0.8 million for the three months ended March 31, 1998. The increase is due to the transportation expenses at ENR of $0.3 million and direct costs related to the increased car loads moved at the other railroads.

       Equipment rental remained fairly constant at $0.1 million for the three months ended March 31, 1999 and 1998.

       Selling, general and administrative expenses increased by approximately $0.4 million, or 61.2%, to $1.1 million for the three months ended March 31, 1999 from $0.7 million for the three months ended March 31, 1998. The increase was primarily due to the selling, general and administrative expenses at ENR and VCRR of $0.2 million and $0.1 million, respectively, for the three months ended March 31, 1999.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $0.1 million, or 9.6%, to $0.8 million for the three months ended March 31, 1999 from $0.7 million for the three months ended March 31, 1998.

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

       The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated (in thousands).

                                                                                    FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                     1999             1998
                                                                                 -----------      ------------
Revenue:
       Transportation revenue                                                       $ 4,069          $  2,107
       Other revenue                                                                    150                21
                                                                                   --------         ---------
Total revenue                                                                         4,219             2,128
                                                                                   --------         ---------
Operating Expenses:
       Transportation                                                                 2,447             1,118
       General and administrative                                                       549               446
       Depreciation and amortization                                                    273                96
                                                                                   --------         ---------
Total operating expenses                                                              3,269             1,660
                                                                                   --------         ---------
Operating income                                                                        950               468
Other income (expense)                                                                 (225)               86
Minority interest in earnings                                                          (365)             (262)
                                                                                   --------         ---------
Income before income taxes                                                          $   360            $  292
                                                                                   ========         =========

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $2.0 million, or 93.1%, to $4.1 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. Ferronor's carloads handled totaled 21,242 for the three months ended March 31, 1999, an increase of 12,205, or 135.1%, compared to 9,037 carloads in the three months ended March 31, 1998. The increase in both carloads and revenue is due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998.

       Other revenues increased by approximately $129,000, or 614.3%, to $150,000 for the three months ended March 31, 1999 from $21,000 for the three months ended March 31, 1998. The increase is related to easement sale in the first quarter of 1999.

       OPERATING EXPENSES. Operating expenses increased by approximately $1.6 million, or 96.9%, to $3.3 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 80.3% and 78.8% for the three months ended March 31, 1999 and 1998, respectively.

       OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.3 million, or 361.6%, to $(0.2) million for the three months ended March 31, 1999 from $0.1 million for the three months ended March 31, 1998. The increase is primarily due to interest on long term debt project funding.

TRAILER MANUFACTURING OPERATIONS

       The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("KSI") and Kalyn/Siebert Canada ("KSC") for the periods indicated.

       KSI, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies. Government sales represented approximately 44.1% of KSI's sales for the first three months of 1999 and 29.6% of total manufacturing sales for the first three months of 1999. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next several years based upon contracts that KSI entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

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

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

       The following table sets forth the income and expense items for the three months ended March 31, 1999 and 1998 and the percentage relationship of income and expense items to net sales for the periods indicated (in thousands):


                                                               FOR THE THREE MONTHS ENDED
                                                  -----------------------------------------------------
                                                   MARCH 31, 1999                       MARCH 31, 1998
Net sales                                         $ 10,418   100.0%                    $ 8,583   100.0%
Cost of goods sold                                   7,717    74.1%                      6,192    72.1%
                                                  --------   ------                    -------  -------
Gross profit                                         2,701    25.9%                      2,391    27.9%
Selling, general and
  administrative expenses                              833     8.0%                        789     9.2%
Depreciation and amortization                          255     2.4%                        195     2.3%
                                                  --------   ------                    -------  -------
Income from operations                               1,613    15.5%                      1,407    16.4%
Other income (expense)                                  20     0.2%                        (71)   (0.8%)
                                                  --------   ------                    -------  -------
Net Income Before Taxes                            $ 1,633    15.7%                    $ 1,336    15.6%
                                                  ========   ======                    =======  =======

         NET SALES. Net sales increased by approximately $1.8 million, or 21.4%, to $10.4 million for the three months ended March 31, 1999 from $8.6 million for the three months ended March 31, 1998. The net sales increase consisted of an increase of $0.2 million in KSI's sales and $1.6 million in KSC's sales. The increase was primarily due to trailers produced in the KSC facility acquired in April 1998. KSI sold 194 trailers for the three months ended March 31, 1999 and 198 trailers for the three months ended March 31, 1998. KSC sold 103 trailers for the three months ended March 31, 1999 and 33 trailers for the three months ended March 31, 1998. KSI's average price per trailer sold was approximately $38,300 for the three months ended March 31,1999 and $32,800 for the three months ended March 31, 1998. KSC's average price per trailer sold was approximately $31,500 for the three months ended March 31,1999 and $43,200 for the three months ended March 31, 1998. Sales to governmental agencies represented 44.1% and 41.6% of KSI's net sales for the three months ended March 31, 1999 and 1998, respectively. The trailer manufacturing division had a backlog of orders consisting of approximately $19.8 million at March 31, 1999 compared to $23.1 million at March 31, 1998.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $1.5 million, or 24.6% to $7.7 million for the three months ended March 31, 1999 from $6.2 million for the three months ended March 31, 1998. The cost of goods sold increase consisted of an increase of $0.1 million in KSI's cost of goods sold and an increase of $1.4 million in KSC's cost of goods sold. Cost of goods sold was 74.1% of net sales for the three months ended March 31, 1999 compared to 72.1% for the three months ended March 31, 1998. KSI's and KSC's cost of goods sold were 69.3% and 83.8%, respectively, for the three months ended March 31, 1999, compared to 70% and 80% for the three months ended March 31, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate than the old KSC facility.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses remained fairly constant at $0.8 million for the three months ended March 31, 1999 and 1998. KSI's and KSC's selling, general and administrative expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 1999.

CORPORATE OVERHEAD

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, remained fairly constant at $1.0 million for the three months ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $2.2 million for the three months ended March 31, 1999.

         Cash used in investing activities was $32.7 million for the three months ended March 31, 1999. The Company's main use of cash during the first three months of 1999 was an $18.5 million deposit on the Freight Victoria acquisition and for the purchase of property, plant and equipment costing approximately $13.5 million. Approximately $10.8 million of these purchases were for the purchase of the assets of the E&N Railway.

         The Company's cash provided by financing activities was $27.3 million for the three months ended March 31, 1999 consisting of the net proceeds of approximately $12.0 million from the private placement of restricted common stock and $4.1 million from the sale of preferred stock. In addition, the Company's net borrowings increased by $10.0 million primarily due to the above mentioned purchase of E&N assets.

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

         On April 14, 1999 , the Company's revolving line of credit ("Revolver") was increased from $55 million to $85 million by National Bank of Canada. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The maturity date of the Revolver was extended to April 2002.

         As of March 31, 1999, the Company had working capital of $12.8 million compared to working capital of $14.6 million as of December 31, 1998. Cash on hand as of March 31, 1999 was $2.6 million compared to $5.8 million as of December 31, 1998. The Company's cash flows from operations historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant, and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $2.5 million and capital expenditures at KSI of approximately $0.3 million. In addition, the Company anticipates capital expenditures of approximately $10.5 million over the next three years related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that will be used to fund certain of the capital expenditures. Additionally, Ferronor has a commitment letter to fund the remainder of the expansion and anticipates closing on this financing later in 1999. The Company anticipates spending approximately $1.0 million over the next six months to refurbish the office building that it purchased in July 1998. The Company anticipates financing this project through its Revolver. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of May 11, 1999, the Company had approximately $3.0 million of availability under the Revolver.

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

         The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $0.25 million. The total amount expended through March 31, 1999 is approximately $0.2 million.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Any material adverse change in the financial condition or results of operations of KSI would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In December 1998 and January 1999, the Company sold an aggregate of 468,000 shares of its Series A Convertible Redeemable Preferred Stock, $.01 par value (the "Series A Preferred Stock"), in a private offering to accredited investors for an aggregate purchase price of $11,610,000 pursuant to Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The Company paid aggregate concessions and fees of $822,700 to the placement agent in connection with the offering. The Series A Preferred Stock has a liquidation value of $25.00 per share, pays cumulative annual dividends of 7.5% payable in cash, semi-annually in arrears, and is non-voting. The Series A Preferred Stock is convertible, at the option of each holder, into shares of common stock at a conversion price of $8.25 per share, subject to adjustment under certain circumstances. The Company is required to redeem the outstanding shares of Series A Preferred Stock on December 31, 2003, at a redemption price equal to the liquidation value, plus accrued and unpaid dividends. The Company has the right to redeem the outstanding shares of Series A Preferred Stock under certain circumstances.

         In March 1999, the Company sold an aggregate of 1.4 million shares of its common stock and warrants (the "1999 Warrants") to purchase 210,000 shares of its common stock in a private offering to accredited investors for an aggregate purchase price of $12.5 million pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation D promulgated thereunder. The Company paid aggregate concessions and fees of $437,000 to the placement agent in connection with the offering. The 1999 Warrants are exercisable during the one-year period following consummation of the offering to purchase from the Company shares of its common stock at $10.125 per share, subject to adjustment under certain circumstances.

ITEM 5. OTHER INFORMATION

         On April 30, 1999, the Company, through its wholly-owned subsidiary, Freight Victoria, acquired certain assets of the V/Line Freight Corporation railroad in Australia for an aggregate purchase price of $103 million (A$163.1 million). The transaction included the purchase of 107 locomotives and over 2,600 rail cars, which will provide rail freight service across southeastern Australia over approximately 3,000 miles of track. The track and real estate are being leased on a long-term basis from the Victorian government. Freight Victoria commenced operations on May 1, 1999. As of March 31, 1999, the Company had on deposit approximately $18.5 million toward this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

         10.56 Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota Rail, Inc.(7)

         10.57 First Amendment to Loan Agreement relating to $55,000,000 Revolving Line of Credit/Term Loan Facility, dated June 16, 1998, by and between National Bank of Canada, Comerica Bank, RailAmerica, Inc., Kalyn/Siebert, Incorporated, RailAmerica Intermodal Services, Inc., RailAmerica Carriers, Inc., Steel City Carriers, Inc., Saginaw Valley Railway Company, Inc., Huron and Eastern Railway Company, Inc., West Texas and Lubbock Railroad Company, Inc., Plainview Terminal Company, Cascade and Columbia River Railroad Company, Inc., Otter Tail Valley Railroad Company, Inc., Minnesota Northern Railroad Company, Inc., St. Croix Valley Railroad Company, and Delaware Valley Railway Company, Inc.(12)

         10.58 Agreement for sale of certain assets, rights and obligations of Burlington Northern Railroad Company to Minnesota Northern Railroad, Inc.(8)

         10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust(8)+

         10.60 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and Gary O. Marino(8)+

         10.63    RailAmerica, Inc. 1998 Executive Incentive Compensation
                  Plan(9)+

         10.64 Asset Purchase Agreement, dated December 17, 1998, by and among Canadian Pacific Railway Company and E & N Railway Company (1998) Ltd., a subsidiary of RailAmerica, Inc.

         21       Subsidiaries of Registrant

----------------------

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

(12) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-K for year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

         1. A Current Report on Form 8-K, dated February 2, 1999, was filed in connection with the Company's private offering of its Series A Convertible Redeemable Preferred Stock.

         2. A Current Report on Form 8-K, dated March 3, 1999, was filed in connection with the Company's private offering of 1.4 million shares of Restricted Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RAILAMERICA, INC.

Date: May 14, 1999

                                                By: /s/ Gary O. Marino
                                                    ---------------------------
                                                Gary O. Marino as Chairman,
                                                Chief Executive Officer and as
                                                Principal Financial Officer