Form 10-Q/A
period 1999-03-31
RAILAMERICA INC /DE
filed 1999-06-30
CIK 887637

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         2.1 Asset Purchase Agreement, dated December 17, 1998, by and among Canadian Pacific Railway Company and E & N Railway Company (1998) Ltd., a subsidiary of RailAmerica, Inc.

         21       Subsidiaries of Registrant


         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RAILAMERICA, INC.

Date: June 29, 1999

                                                By: /s/ Gary O. Marino
                                                    ---------------------------
                                                Gary O. Marino as Chairman,
                                                Chief Executive Officer and as
                                                Principal Financial Officer