Form 10-Q
period 1999-06-30
RAILAMERICA INC /DE
filed 1999-08-13
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


               5300 BROKEN SOUND BLVD., N.W. BOCA RATON, FL 33487
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (561) 994-6015
             ------------------------------------------------------
                           (Issuer's telephone number)

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

Common Stock, par value $.001 - 11,507,005 shares as of August 12, 1999

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                                                                                PAGE NO.
                                                                                                --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998                                                                   1

              Consolidated Statements of Income - For the six and three
              months ended June 30, 1999 and 1998                                                 2

              Consolidated Statement of Stockholders' Equity - For the year
              ended December 31, 1998 and the six months ended June 30, 1999                      3

              Consolidated Statements of Cash Flows - For the six
              months ended June 30, 1999 and 1998                                                 4

              Notes to Consolidated Financial Statements                                          5

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                      14

Item 3        Market Risk Disclosure                                                             29

PART II       OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders                                29

Item 5        Other Information                                                                  29

Item 6        Exhibits and Reports on Form 8-K                                                   30

              Signatures



                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,          December 31,
                                                                                   1999               1998
                                                                              -------------      -------------
                                     ASSETS

Current assets:
  Cash                                                                        $  15,385,784      $   5,760,342
  Accounts receivable                                                            26,536,190         11,047,536
  Notes receivable                                                                  859,378            859,378
  Inventories                                                                    13,589,038         13,579,286
  Other current assets                                                            2,855,951          1,666,093
                                                                              -------------      -------------
        Total current assets                                                     59,226,341         32,912,635

Property, plant and equipment, net                                              245,539,719        101,833,373

Notes receivable, less current portions                                           1,300,773          1,284,200
Investment in Great Southern Railway Limited                                      1,938,942          1,938,942
Deposit on purchase agreements                                                           --          1,962,067
Other assets                                                                     10,755,075          3,056,755
Excess of cost over net assets of companies acquired, net                         2,189,412          2,241,964
                                                                              -------------      -------------
        Total assets                                                          $ 320,950,262      $ 145,229,936
                                                                              =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                        $   3,242,801      $   3,804,217
  Current maturities of subordinated debt                                           200,794            244,542
  Accounts payable                                                               18,189,308         10,124,714
  Accrued expenses and income taxes payable                                      10,389,844          4,132,892
                                                                              -------------      -------------
        Total current liabilities                                                32,022,747         18,306,365
                                                                              -------------      -------------
Long-term debt, less current maturities                                          81,753,608         68,010,338
Subordinated debt, less current maturities                                      100,000,000             53,098
Convertible subordinated debt, less current maturities                            7,018,500            610,850
Other liabilities                                                                18,764,105            427,288
Deferred income taxes                                                             7,443,113          8,242,000
Minority interest                                                                 8,318,693          7,937,992
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value,
    $25 liquidation value, 1,000,000 shares authorized;
    464,400 and 300,600 outstanding, respectively                                10,739,956          6,881,684
Stockholders' equity:
  Common stock, $.001 par value, 30,000,000 shares authorized;
    11,827,708 issued and 11,175,919 outstanding at June 30, 1999;
    10,207,477 issued  and 9,631,188 outstanding at December 31, 1998                11,828             10,207
  Additional paid-in capital                                                     43,932,683         28,277,533
  Retained earnings                                                              12,729,231          9,285,122
  Accumulated other comprehensive income                                          2,134,864            470,820
  Less treasury stock (651,789 and 576,289 shares, respectively, at cost)        (3,919,066)        (3,283,361)
                                                                              -------------      -------------
        Total stockholders' equity                                               54,889,540         34,760,321
                                                                              -------------      -------------
        Total liabilities and stockholders' equity                            $ 320,950,262      $ 145,229,936
                                                                              =============      =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six and three months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                       Three months ended June 30,           Six months ended June 30,
                                                     ------------------------------      ------------------------------
                                                          1999              1998              1999              1998
                                                     ------------      ------------      ------------      ------------
Operating revenues:
  Transportation - railroad                          $ 25,558,249      $  6,902,544      $ 34,846,004      $ 12,483,671
  Transportation - motor carrier                               --         1,817,945                --         1,817,945
  Manufacturing                                        12,538,619        11,075,820        22,956,261        19,658,545
  Other                                                 2,530,168           396,056         3,467,509           668,189
                                                     ------------      ------------      ------------      ------------
          Total operating revenue                      40,627,036        20,192,365        61,269,774        34,628,350
                                                     ------------      ------------      ------------      ------------
Operating expenses:
  Transportation - railroad                            16,867,653         3,389,206        21,787,319         6,167,810
  Transportation - motor carrier                               --         1,594,513                --         1,594,513
  Cost of goods sold - manufacturing                    9,275,299         8,038,524        16,992,484        14,230,281
  Selling, general and administrative                   6,089,228         3,019,353         9,605,435         5,765,245
  Depreciation and amortization                         1,987,378           893,043         3,236,788         1,594,569
                                                     ------------      ------------      ------------      ------------
          Total operating expenses                     34,219,558        16,934,639        51,622,026        29,352,418
                                                     ------------      ------------      ------------      ------------
        Operating income                                6,407,477         3,257,726         9,647,747         5,275,932

  Interest and other expense                           (2,187,563)         (826,922)       (3,375,142)       (1,668,635)
  Minority interest in income of subsidiary               (15,300)         (605,700)         (380,700)         (867,600)
                                                     ------------      ------------      ------------      ------------
        Income from continuing operations before
            income taxes                                4,204,614         1,825,104         5,891,905         2,739,697
 Provision for income taxes                             1,457,000           427,591         1,941,000           674,306
                                                     ------------      ------------      ------------      ------------
        Income from continuing operations               2,747,614         1,397,513         3,950,905         2,065,391
Discontinued operations
  Loss from operations of discontinued Motor
     Carrier segment (less applicable income tax
     benefit of $40,000)                                       --                --                --           (65,241)
                                                     ------------      ------------      ------------      ------------
             Net Income                              $  2,747,614      $  1,397,513      $  3,950,905      $  2,000,150
                                                     ============      ============      ============      ============

=======================================================================================================================

Income from continuing operations available
    to common stockholders (basic)                   $  2,481,591      $  1,397,513      $  3,444,109      $  2,065,391
                                                     ============      ============      ============      ============
Basic earnings per common share
    Continuing operations                            $       0.22      $       0.15      $       0.32      $       0.22
    Discontinued operations                                  0.00              0.00              0.00             (0.01)
                                                     ------------      ------------      ------------      ------------
        Net income                                   $       0.22      $       0.15      $       0.32      $       0.21
                                                     ============      ============      ============      ============
Diluted earnings per common share
    Continuing operations                            $       0.21      $       0.14      $       0.31      $       0.21
    Discontinued operations                                  0.00              0.00              0.00             (0.01)
                                                     ------------      ------------      ------------      ------------
        Net income                                   $       0.21      $       0.14      $       0.31      $       0.20
                                                     ============      ============      ============      ============
Weighted average common shares outstanding:
    Basic                                              11,115,279         9,560,522        10,616,796         9,372,579
                                                     ============      ============      ============      ============
    Diluted                                            13,594,406        10,401,003        11,431,737        10,331,789
                                                     ============      ============      ============      ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     For the year ended December 31, 1998 and six months ended June 30, 1999


                                                                       Stockholders' Equity
                                   ----------------------------------------------------------------------------------------------
                                    Number of                 Additional                 Cumulative
                                     Shares         Par        Paid-in       Retained    Translation   Treasury
                                     Issued        Value       Capital       Earnings    Adjustment      Shares          Total
                                   ----------   ----------   -----------   ------------  ----------   -----------    ------------

Balance, December 31, 1997          9,129,564        9,130    23,350,732      4,883,973      15,373    (1,445,382)     26,813,826

Net income                                 --           --            --      4,401,149          --            --       4,401,149
Other comprehensive income
  Cumulative translation                   --           --            --             --     455,447                       455,447
                                                                                                                     ------------
  Total comprehensive income                                                                                            4,856,596
                                                                                                                     ------------
Issuance of common stock              138,786          138       677,039             --          --            --         677,177

Purchase of treasury stock                 --           --            --             --          --    (1,837,979)     (1,837,979)

Exercise of stock options             237,950          238       870,637             --          --            --         870,875

Tax benefit exercise of options            --           --       178,000             --          --            --         178,000

Exercise of warrants                  167,000          167       934,501             --          --            --         934,668

Conversion of debt                    534,177          534     2,266,624             --          --            --       2,267,158
                                   ----------   ----------   -----------   ------------  ----------   -----------    ------------

Balance, December 31, 1998         10,207,477       10,207    28,277,533      9,285,122     470,820    (3,283,361)     34,760,321

Net income                                 --           --            --      3,950,905          --            --       3,950,905
Other comprehensive income
  Cumulative translation                                                                  1,664,044                     1,664,044
                                                                                                                     ------------
  Total comprehensive income                                                                                            5,614,949
                                                                                                                     ------------
Issuance of common stock            1,437,888        1,438    12,057,034             --          --            --      12,058,472

Purchase of treasury stock                 --           --            --             --          --      (635,705)       (635,705)

Exercise of stock options              79,600           80       336,483             --          --            --         336,563

Conversion of debt                    102,743          103       231,070             --          --            --         231,173

Issuance of warrants                       --           --     3,030,563             --          --            --       3,030,563

Preferred stock dividends
  and accretion                            --           --            --       (506,796)         --            --        (506,796)
                                   ----------   ----------   -----------   ------------  ----------   -----------    ------------

Balance, June 30, 1999             11,827,708   $   11,828   $43,932,683   $ 12,729,231  $2,134,864   $(3,919,066)   $ 54,889,540
                                   ==========   ==========   ===========   ============  ==========   ===========    ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                      1999              1998
                                                                  ------------      ------------
Cash flows from operating activities:
  Net income                                                      $  3,950,905      $  2,000,150
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  4,315,469         1,869,256
      Minority interest in income of subsidiary                        380,700           867,600
      Loss (gain) on sale or disposal of properties                    337,388            (6,083)
      Deferred income taxes                                          1,629,102           493,528
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                            407,038        (2,156,820)
        Inventories                                                    368,866        (5,725,222)
        Other current assets                                        (1,189,858)       (1,093,131)
        Accounts payable                                             4,825,875         3,210,392
        Accrued expenses                                            (3,577,064)          (73,194)
        Other liabilities                                              166,036                --
        Deposits and other                                           1,414,610           494,810
                                                                  ------------      ------------
          Net cash provided by (used in) operating activities       13,029,067          (118,714)
                                                                  ------------      ------------

Cash flows from investing activities:
  Purchase of property, plant  and equipment                       (25,553,625)      (13,844,788)
  Proceeds from sale of properties                                     103,155            47,659
  Acquisitions, net of cash acquired                                (5,206,179)       (1,722,428)
  Deferred acquisition costs and other                                (393,620)         (209,952)
                                                                  ------------      ------------
          Net cash used in investing activities                    (31,050,269)      (15,729,509)
                                                                  ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                          51,086,973        29,636,420
  Principal payments on debt and capital leases                    (37,929,513)      (16,085,467)
  Sale of convertible preferred stock                                4,095,000                --
  Sale of common stock                                              11,913,553         1,032,168
  Proceeds from exercise of stock options                              336,563           771,375
  Preferred stock dividends paid                                      (410,124)               --
  Purchase of treasury stock                                          (635,705)               --
  Deferred financing costs paid                                       (333,400)             (873)
  Deferred loan costs paid                                            (476,704)         (208,442)
                                                                  ------------      ------------
          Net cash provided by financing activities                 27,646,643        15,145,181
                                                                  ------------      ------------

Net increase in cash                                                 9,625,442          (703,042)
Cash, beginning of period                                            5,760,342         3,745,534
                                                                  ------------      ------------
Cash, end of period                                               $ 15,385,784      $  3,042,492
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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six and three months ended June 30, 1999 and 1998.

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

 2.      EARNINGS PER SHARE:

         For the six and three months ended June 30, 1999 and 1998, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Net income available to common stockholders is reduced by preferred stock dividends for the basic earnings per share computation. For the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1998, diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible debt. Assumed conversion of the redeemable convertible preferred stock is anti-dilutive for the six months ended June 30, 1999 and has been excluded from the weighted average shares outstanding for diluted earnings per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 2.      EARNINGS PER SHARE, continued

         The following is a summary of the income available for common stockholders and weighted average shares (in thousands):

                                                                    Three Months              Six Months
                                                                   Ended June 30,           Ended June 30,
                                                              ---------------------     ---------------------
                                                                1999          1998        1999          1998
                                                              --------      -------     --------      -------
         Income from continuing operations                    $  2,748      $ 1,398     $  3,951      $ 2,065
         Preferred stock dividends and accretion                  (266)          --         (507)          --
                                                              --------      -------     --------      -------
         Income from continuing operations available
              to common stockholders (basic)                     2,482        1,398        3,444        2,065
         Interest from convertible debt                             55           25           62           63
         Preferred stock dividends and accretion                   266           --           --           --
                                                              --------      -------     --------      -------
         Income from continuing operations available
              to common stockholders (diluted)                $  2,803      $ 1,423     $  3,506      $ 2,218
                                                              ========      =======     ========      =======

         Weighted average shares outstanding                    11,115        9,561       10,617        9,373
         Assumed conversion of options and warrants                437          220          388          244
         Assumed conversion of convertible securities            2,042          620          427          714
                                                              --------      -------     --------      -------
         Weighted average shares outstanding                    13,594       10,401       11,432       10,331
                                                              ========      =======     ========      =======



 3.      INVENTORIES:

         Inventories consist of the following as of June 30, 1999 and December 31, 1998.

                                                            1999              1998
                                                        ------------      ------------
         Raw materials                                  $  7,848,523      $  5,207,154
         Work in process                                   1,680,574         2,504,344
         Finished goods                                      859,399         2,225,223
         Replacement or repair parts for equipment
           and road property                               3,205,862         3,647,885
                                                        ------------      ------------
                                                          13,594,358        13,584,606
         Less, advances related to materials                  (5,320)           (5,320)
                                                        ------------      ------------
         Inventories in excess of contract advances     $ 13,589,038      $ 13,579,286
                                                        ============      ============


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.     ACQUISITION:

        On April 30, 1999, the Company, through its wholly owned Australian subsidiary, Freight Victoria Limited ("Freight Victoria"), completed the acquisition of the assets and liabilities comprising the railroad freight business of V/Line Freight Corporation ("VLF"), a corporation established by the Government of the State of Victoria, Australia. VLF was established in March 1997 as part of Victoria's public transportation privatization process and assumed many of the activities formerly carried out by the V/Line Freight business unit of the Public Transportation Corporation of the Government of Victoria.

        Under the Sale of Assets Agreement (the "Agreement") dated February 22, 1999 by and between the Company, Freight Victoria and VLF, Freight Victoria acquired all of the locomotives, wagons, motor vehicles, equipment, stock, spare parts inventory and accounts receivable, certain business, brand and trade names and trade marks, and the outstanding business contracts of VLF for a purchase price of AUD$73.4 million in cash (approximately U.S.$49.0 million). The purchase price has been allocated to assets acquired. In connection with the acquisition, Freight Victoria also entered into other agreements, including a primary infrastructure lease (the "Infrastructure Lease") with the Director of Public Transport of Australia and various facilities leases, access agreements, maintenance and service agreements and other miscellaneous agreements. Pursuant to the Infrastructure Lease, Freight Victoria received a 45-year lease of the non-electrified intrastate Victorian railway tracks and infrastructure. Pursuant to certain other agreements, Freight Victoria is responsible for, among other things, track and rolling stock maintenance, train control, access to the railway infrastructure by other rail operators and safety and signaling. Under a letter issued by Freight Victoria in connection with its bid for the VLF business, Freight Victoria prepaid in cash the net present value of the rental payments for the Infrastructure Lease totaling AUD$89.7 million (approximately U.S.$60.0 million). Freight Victoria commenced operations of the rail-based freight business on May 1, 1999.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.      ACQUISITION, continued

         This acquisition has been accounted for as a purchase and its results have been consolidated since May 1, 1999. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Freight Victoria has occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                          Six Months         Six Months
                                                        Ended June 30,      Ended June 30,
                                                             1998               1999
                                                           --------           -------
         Revenue                                           $ 79,221           $95,848
         Income (loss) from continuing operations
                before income taxes                        $ (3,600)          $10,478
         Net income (loss)                                 $ (2,073)          $ 1,220
         Net income (loss) per share                       $  (0.26)          $  0.06



 5.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of June 30, 1999 and December 31, 1998:

                                                                       1999                 1998
                                                                  ------------          ------------
         Land                                                     $ 23,748,202          $ 19,427,529
         Buildings and improvements                                 13,386,577            11,225,554
         Railroad track and improvements                           102,552,620            44,700,349
         Locomotives, transportation and other equipment           119,085,497            36,582,042
                                                                  ------------          ------------
                                                                   258,772,896           111,935,474

         Less accumulated depreciation                              13,233,177            10,102,101
                                                                  ------------          ------------
                                                                  $245,539,719          $101,833,373
                                                                  ============          ============


        In January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired the assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction includes the purchase of a 68-mile section of rail line between Port Alberni, British Columbia and Nanaimo, British Columbia and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to-Courtenay on British Columbia's Vancouver
        Island. The purchase of the assets of the E&N Railway accounts for approximately $10.8 million of fixed asset additions for the quarter ended March 31, 1999. The deposit on the asset purchase agreement of $1.96 million at December 31, 1998 was applied to this transaction.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 6.      OTHER ASSETS:

         Other assets consist of the following as of June 30, 1999 and December 31, 1998:

                                                1999                  1998
                                             -----------          ----------
         Deferred loan costs, net            $ 7,055,529          $  636,733
         Deferred acquisition costs              675,648             871,422
         Immigrant Investor note               1,027,508             955,198
         Deposits and other                    1,996,390             593,402
                                             -----------          ----------
                                             $10,755,075          $3,056,755
                                             ===========          ==========

         The increase in deferred loan costs relates primarily to fees paid and costs of warrants issued related to the financing of the Freight Victoria acquisition. For further details see note 7.

 7.      DEBT:

         To facilitate the acquisition of VLF, Freight Victoria obtained a $100 million bridge loan from Barclays Bank PLC under a senior secured loan facility. Upon the execution of the facility, the Company issued to Barclays Bank PLC warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share.

         The bridge loan is due and payable on April 30, 2000. The Company has the option to convert the bridge loan into a term loan which would mature April 30, 2009. If the Company exercises the option to convert the bridge loan it will be required to pay a 1% fee of the converted balance in additional fees and issue warrants equal to 10% of the Company's outstanding common stock. The bridge loan bears interest at a rate equal to the London Interbank Offered Rate plus the applicable margin. The applicable margin initially is 500 basis points and increases by 50 basis points every 90 days. The Company has agreed with Barclays Bank PLC that if the bridge loan is not repaid by November 30, 1999 the Company has to issue 10,000 warrants and the interest rate increases by 200 basis points. If the bridge loan converts to a term loan, the lender will have the right to elect to fix the interest rate. The bridge loan is guaranteed by the Company and is collateralized by liens on all of the assets of Freight Victoria and by a pledge of the stock of certain of the Company's subsidiaries. The facility agreement contains significant restrictions on RailAmerica and its subsidiaries that are a party to the agreement, including without limitation restrictions on additional indebtedness, liens, sales of assets and capital expenditures. The Company is pursuing its available alternatives for refinancing the bridge loan.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 7.      DEBT, continued

         In addition to the bridge loan the Company issued AUD$6 million in convertible debt to certain vendors of Freight Victoria ("Vendor Debt"). The Vendor Debt is convertible into the Company's common stock at the current market price. This debt is convertible into Freight Victoria stock at the option of the Company. The Company also issue $2.64 million of convertible debt in lieu of cash payments for fees owed to its investment banker in the transaction. The convertible debt bears interest at 6%, is convertible into the Company's common stock at $9.83 per share and was converted in July 1999.

         On July 23, 1999, the Company's Revolver was increased to $125 million by a consortium of banks with National Bank of Canada, as agent. The revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The maturity date of the Revolver was extended to April 2002.

         In the first quarter of 1999, $231,000 of convertible subordinated debentures were converted into 102,743 shares of Common Stock.

 8.      COMPREHENSIVE INCOME:

         Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources. Comprehensive income consists of net income and other comprehensive income, which includes all other nonowner changes in stockholders' equity. For the Company, other comprehensive income consists of foreign currency translation adjustments that amounted to $1,664,044 and $444,345 for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 amounted to $5,614,949 and $2,444,495, respectively.

 9.      COMMON STOCK TRANSACTIONS:

         In March 1999, the Company completed a private placement of approximately $12.5 million of restricted common stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its common stock at a price of $8.8125 per share and issued approximately 212,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London Securities Corporation, of which Douglas Nichols, a director of the Company, is President and principal shareholder, acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,504 shares of the Company's common stock at an exercise price of $10.125.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      INCOME TAX PROVISION:

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the Chilean tax rate on income from Ferronor and the Company's valuation allowance on Ferronor's net operating loss carry forward.

11.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         The Company obtained a $100 million bridge loan to acquire the assets of Freight Victoria. A majority of the loan was paid directly to the Victorian government for the purchase. A $3.0 million fee was paid to Barclays bank. Warrants valued at approximately $3.0 million were issued in conjunction with the acquisition. The Company also issued $2.64 million of convertible debt to its investment banker in the transaction for fees in lieu of a cash payment.

         The Company had a deposit of $1,962,067 on its books at December 31, 1998. This amount was used to purchase rail assets in British Columbia, Canada in January of 1999.

         In the first quarter of 1999, $231,000 of convertible subordinated debentures were converted into 102,743 shares of Common Stock.

12.      DISCONTINUED OPERATIONS:

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier division for the three months ended March 31, 1998. Effective, December 1, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of Steel City Carriers, Ltd. to Laidlaw Carriers, Inc., an operating subsidiary of Ontario-based Contrans Corporation and other third parties. The leases are for a period of 18 to 24 months. In addition, the Company has entered into an agreement to sell its Ontario real estate that was previously used in its motor carrier operations.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

13.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into three business segments: North American railroads, international railroads and manufacturing. Business segment information for the six months ended June 30, 1999 and 1998 (dollar amounts in thousands):

         SIX MONTHS ENDED JUNE 30, 1999:

                                                                              North
                                                         International       American
                                        Consolidated          Rail             Rail         Manufacturing        Other
                                        ------------     -------------       --------       -------------       --------
         Revenue                          $ 61,270          $ 25,761          $11,454          $22,956          $  1,099
         Operating income (loss)          $  9,628          $  5,131          $ 2,620          $ 3,627          $ (1,750)
         Identifiable assets              $320,950          $204,382          $16,499          $28,319          $ 71,750
         Depreciation and
             Amortization                 $  3,237          $  1,257          $ 1,020          $   517          $    443
         Capital expenditures             $ 27,833          $ 11,616          $13,458          $   715          $  2,044
         Interest expense                 $  4,505          $  2,399          $ 1,470          $   117          $    519


         SIX MONTHS ENDED JUNE 30, 1998:

                                                                              North
                                                         International       American
                                        Consolidated          Rail             Rail         Manufacturing        Other
                                        ------------     -------------       --------       -------------       --------
         Revenue                          $ 34,628          $ 5,491          $ 7,365          $19,658          $  2,114
         Operating income (loss)          $  5,276          $ 1,422          $ 1,981          $ 3,448          $ (1,575)
         Identifiable assets              $127,628          $33,899          $30,116          $19,998          $ 43,615
         Depreciation and
             Amortization                 $  1,595          $   249          $   745          $   378          $    223
         Capital expenditures             $ 14,025          $ 7,211          $ 3,171          $ 2,262          $  1,381
         Interest expense                 $  2,226          $   333          $ 1,404          $   182          $    307


         Geographical segment information for the six months ended June 30, 1999 and 1998 (dollar amounts in thousands):

         SIX MONTHS ENDED JUNE 30, 1999:

                                        Consolidated     United States        Canada           Chile            Australia
                                        ------------     -------------       --------       -------------       ---------
         Revenue                          $ 61,270          $ 24,245          $11,264          $ 8,361          $ 17,400
         Operating income                 $  9,628          $  3,538          $   959          $ 1,528          $  3,603
         Identifiable assets              $320,950          $ 91,550          $25,018          $43,222          $161,160
         Depreciation and
             Amortization                 $  3,237          $  1,336          $   643          $   546          $    712
         Capital expenditures             $ 27,833          $  4,139          $12,078          $ 6,497          $  5,119
         Interest expense                 $  4,505          $  1,586          $   521          $   830          $  1,568



                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

13.      SEGMENT INFORMATION, continued:

         SIX MONTHS ENDED JUNE 30, 1998:

                                        Consolidated     United States        Canada           Chile            Australia
                                        ------------     -------------       --------       -------------       ---------
         Revenue                          $ 34,629          $ 22,004          $ 7,134          $ 5,491          $     --
         Operating income                 $  5,276          $  3,250          $   604          $ 1,422          $     --
         Identifiable assets              $127,628          $ 78,400          $15,329          $31,899          $  2,000
         Depreciation and
             Amortization                 $  1,595          $  1,129          $   217          $   249          $     --
         Capital expenditures             $ 14,025          $  3,691          $ 3,123          $ 7,211          $     --
         Interest expense                 $  2,226          $  1,751          $   142          $   333          $     --


14.      SUBSEQUENT EVENTS:

         On May 28, 1999, the Company commenced an all-cash tender offer for the common shares of Railink Ltd, a rail freight system in Canada, at a price of approximately US$6.00 (Cdn. $8.75) per share. The consideration tendered to the Railink shareholders totaled nearly US$50 million and, combined with the assumption of approximately US$20 million in debt, resulted in a transaction valued at approximately US$70 million. On July 26, 1999, the conditions of the offer were fulfilled or waived and approximately 98% of Railink's outstanding shares were tendered and purchased by RailAmerica. Funding for the transaction was provided principally by a consortium of banks led by National Bank of Canada through its newly expanded Revolver. The balance was funded through proceeds from a private offering.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is an international owner and operator of freight railroads. The Company operates 25 railroads over more than 8,000 miles of track in the United States, Australia, Canada and the Republic of Chile. RailAmerica also owns a specialty truck trailer manufacturer, Kalyn/Siebert, Inc. ("KSI") with production facilities located in Gatesville, Texas and Trois Rivieres, Quebec, Canada. Additionally, the Company is a member of the Great Southern Railway Limited ("GSR") consortium, which operates the 4,000 mile transcontinental passenger rail service in Australia.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired the assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction includes the sale of a 68-mile section of rail line between Port Alberni and Nanaimo and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to-Courtenay on British Columbia's Vancouver Island. On April 30, 1999, the Company, through its wholly-owned subsidiary, Freight Victoria, acquired certain assets of the V/Line Freight Corporation railroad in Australia. The transaction included the purchase of 107 locomotives and over 2,600 rail cars, which will provide rail freight service across southeastern Australia over approximately 3,000 miles of track. The track and real estate are being leased from the Victorian government on a long-term basis. Freight Victoria commenced operations on May 1, 1999.

         Set forth below is a discussion of the results of operations for the Company's North American railroad operations, International railroad operations, trailer manufacturing operations and corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's North American railroad subsidiaries operated approximately 1,150 miles of rail line as of June 30, 1999. These consist of:
(i) 187 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation;
(iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (v) 104 miles of rail line which it owns and 4 miles of trackage rights in West Texas; (vi) 131 miles of rail line which it owns and 6 miles of trackage rights in the state of Washington; (vii) 72 miles of rail line which it owns in central Minnesota; (viii) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights;

(ix) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; (x) 13 miles it leases in Southern California; and (xi) a 68-mile section of owned rail line and a 113-mile section of leased rail line on Vancouver Island, British Columbia, Canada.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in each customer's local operating area. The Company's haulage of products in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in California includes autos, wood, paper and food products. The Company's haulage of products on Vancouver Island, British Columbia, Canada consists of forest/paper products, mineral, and chemical products. ENR also operates a rail passenger service on Vancouver Island pursuant to an agreement with VIA Rail.

RESULTS OF NORTH AMERICAN RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's North American railroad operations for the six and three months ended June 30, 1999 and 1998. The results of North American railroad operations include the operations of ENR and Ventura County Railway ("VCRR") from January 1, 1999 to June 30, 1999. As a result, the results of operations for the six and three months ended June 30, 1999 are not comparable to the corresponding period of the prior year in certain material respects.

         The following table sets forth the operating revenues and expenses for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated (in thousands).


                                                        For the Three Months              For the Six Months
                                                            Ended June 30,                   Ended June 30,
                                                       ----------------------          -----------------------
                                                        1999            1998             1999             1998
                                                       ------          ------          -------          ------
         Revenue:
                Transportation revenue                 $5,487          $3,540          $10,705          $7,014
                Other revenue                             475             227              749             351
                                                       ------          ------          -------          ------
         Total revenue                                  5,962           3,767           11,454           7,365
                                                       ------          ------          -------          ------
         Operating expenses:
                Maintenance of way                        890             469            1,705             995
                Maintenance of equipment                  187             158              447             342
                Transportation                          1,385             807            2,653           1,630
                Equipment rental                          178             214              290             292
                General and administrative              1,667             729            2,719           1,380
                Depreciation and amortization             520             390            1,020             745
                                                       ------          ------          -------          ------
         Total operating expenses                       4,827           2,767            8,834           5,384
                                                       ------          ------          -------          ------
         Operating income                               1,135           1,000            2,620           1,981
         Interest and other expenses                      712             722            1,477           1,419
                                                       ------          ------          -------          ------
         Income before income taxes                    $  423          $  278          $ 1,143          $  562
                                                       ======          ======          =======          ======


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $3.7 million, or 53%, to $10.7 million for the six months ended June 30, 1999 from $7.0 million for the six months ended June 30, 1998. The increase was primarily due to increased carloads. The North American transportation revenue per carload increased to $331 from $322 primarily due to the addition of ENR which receives a higher per carload rate than the Company's other railroads. North American carloads handled totaled 29,909 for the six months ended June 30, 1999, an increase of 8,116, or 37%, compared to 21,793 carloads in the prior year period. The increase was partially due to the acquisitions of ENR and VCRR which moved 3,827 and 1,509, respectively, for the six month period ended June 30, 1999. In addition, the Company's wholly-owned subsidiary Saginaw Valley Railway acquired 51 miles of rail line in April 1998 and moved 723 more carloads during the first six months of 1999 as compared to the same period in 1998. The Company's "same railroad" car loadings increased by 9% from the first six months of 1998 to the first six months of 1999 due primarily to increases in carloadings at the Company's Michigan and Minnesota railroads.

       Other revenues increased by approximately $0.4 million, or 113%, to $0.7 million for the six months ended June 30, 1999 from $0.4 million for the six months ended June 30, 1998. Other revenues for the six months ended June 30, 1999 and 1998 consist of gain on sales of railroad assets, railroad lease and rental income and other miscellaneous income.

       OPERATING EXPENSES. Operating expenses increased by approximately $3.4 million, or 64%, to $8.8 million for the six months ended June 30, 1999 from $5.4 million for the six months ended June 30, 1998. The increase was primarily due to the acquisitions of ENR and VCRR which had $2.2 million and $0.4 million, respectively, in operating expenses for the six months ended June 30,

1999 and the write off of $0.6 million in costs related to the discontinuance of the Delaware Valley Railway ("DVRC"). Operating expenses, as a percentage of transportation revenue, were 82.5% and 76.8% for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the write off of costs at DVRC. Exclusive of these cost write offs the operating ratio was 76.9%. Management anticipates a slight improvement in the operating ratio over the next 12 months, exclusive of seasonality.

       Maintenance of way expenses increased by approximately $0.7 million, or 71%, to $1.7 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998. The increase was primarily due to maintenance of way expenses at ENR and VCRR of $0.4 million and $0.1 million, respectively, for the six months ended June 30, 1999 and costs related to the discontinuance of DVRC of $0.1 million.

       Maintenance of equipment expenses increased by approximately $0.1 million, or 31%, to $0.4 million for the six months ended June 30, 1999 from $0.3 million for the six months ended June 30, 1998. The increase was primarily due to an increase in the Company's locomotive and railcar fleet from 1998 to 1999.

       Transportation expense increased by approximately $1.0 million, or 63%, to $2.7 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 30, 1998. The increase is due primarily to the transportation expenses at ENR and VCRR of $0.7 million and $0.2 million, respectively, for the six months ended June 30, 1999.

       Equipment rental remained fairly constant at $0.3 million for the six months ended June 30, 1999 and 1998.

       Selling, general and administrative expenses increased by approximately $1.3 million, or 97%, to $2.7 million for the six months ended June 30, 1999 from $1.4 million for the six months ended June 30, 1998. The increase was primarily due to the selling, general and administrative expenses at ENR and VCRR of $0.6 million and $0.1 million, respectively, for the six months ended June 30, 1999 and the write off of costs at DVRC of $0.5 million.

       INTEREST AND OTHER EXPENSES. Interest and other expenses remained fairly constant at $1.4 million for the six months ended June 30, 1999 and 1998.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $1.9 million, or 55%, to $5.5 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998. The increase was primarily due to increased carloads. The North American transportation revenue per carload increased to $337 from $323 primarily due to the addition of ENR which receives a higher per carload rate than the Company's other railroads. North American carloads handled totaled 15,000 for the three months ended June 30, 1999, an increase of 4,048, or 37.0%, compared to 10,952 carloads in the prior year period. The increase was partially due to the acquisitions of ENR and VCRR which moved 1,982 carloads and 920 carloads, respectively, for the three month period ended June 30, 1999. The Company's "same railroad" car loadings increased by 12% from the second quarter of 1998 to the second quarter of 1999 due primarily to increases in car loadings at the Company's Michigan and Minnesota railroads.

       Other revenues increased by approximately $0.3 million, or 109%, to $0.5 million for the three months ended June 30, 1999 from $0.2 million for the three months ended June 30, 1998. Other revenues for the three months ended June 30, 1999 and 1998 consist of gain on sales of railroad assets, railroad lease and rental income and other miscellaneous income.

       OPERATING EXPENSES. Operating expenses increased by approximately $2.1 million, or 74%, to $4.8 million for the three months ended June 30, 1999 from $2.8 million for the three months ended June 30, 1998. The increase was primarily due to the acquisitions of ENR and VCRR which had $1.2 million and $0.2 million, respectively, in operating expenses for the three months ended June 30, 1999 and the write off of $0.6 million in costs related to the discontinuance of DVRC. Operating expenses, as a percentage of transportation revenue, were 88% and 77% for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the write off of costs at DVRC. Exclusive of these cost write offs the operating ratio was 77%.

       Maintenance of way expenses increased by approximately $0.4 million, or 90%, to $0.9 million for the three months ended June 30, 1999 from $0.5 million for the three months ended June 30, 1998. The increase was primarily due to maintenance of way expenses at ENR and VCRR of $0.2 million and $0.1 million for the three months ended June 30, 1999, respectively, and costs related to the discontinuance of DVRC of $0.1 million.

       Maintenance of equipment expenses remained fairly constant at $0.2 million for the three months ended June 30, 1999 and 1998.

       Transportation expense increased by approximately $0.6 million, or 72%, to $1.4 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998. The increase is due primarily to the transportation expenses at ENR and VCRR of $0.4 million and $0.1 million, respectively for the three months ended June 30, 1999.

       Equipment rental remained fairly constant at $0.2 million for the three months ended June 30, 1999 and 1998.

       Selling, general and administrative expenses increased by approximately $0.9 million, or 129%, to $1.7 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998. The increase was primarily due to the write off of costs related to the discontinuance of the DVRC of approximately $0.5 million and the selling, general and administrative expenses at ENR and VCRR of $0.3 million and $0.1 million, respectively, for the three months ended June 30, 1999.

       INTEREST AND OTHER EXPENSES. Interest and other expenses remained fairly constant at $0.7 million for the three months ended June 30, 1999 and 1998.

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

       FREIGHT VICTORIA. On April 30, 1999, the Company, through its wholly owned Australian subsidiary, Freight Victoria Limited ("Freight Victoria"), completed the acquisition of the assets and liabilities comprising the railroad freight business of V/Line Freight Corporation ("VLF"), a corporation established by the Government of the State of Victoria, Australia. VLF was established in March 1997 as part of Victoria's public transportation privatization process and assumed many of the activities formerly carried out by the V/Line Freight business unit of the Public Transportation Corporation of the Government of Victoria.

       Under the Sale of Assets Agreement (the "Agreement") dated February 22, 1999 by and between the Company, Freight Victoria and VLF, Freight Victoria acquired all of the locomotives, wagons, motor vehicles, equipment, stock, spare parts inventory and accounts receivable, certain business, brand and trade names and trade marks, and the outstanding business contracts of VLF. In connection with the acquisition, Freight Victoria also entered into other agreements, including a primary infrastructure lease (the "Infrastructure Lease") with the Director of Public Transport of Australia and various facilities leases, access agreements, maintenance and service agreements and other miscellaneous agreements. Pursuant to the Infrastructure Lease, Freight Victoria received a 45-year lease of the non-electrified intrastate Victorian railway tracks and infrastructure, a network consisting of over 3,000 miles of track. Pursuant to certain other agreements, Freight Victoria is responsible for, among other things, track and rolling stock maintenance, train control, access to the railway infrastructure by other rail operators and safety and signaling. Under a letter issued by Freight Victoria in connection with its bid for the VLF business, Freight Victoria prepaid in cash the net present value of the rental payments for the Infrastructure Lease. Freight Victoria commenced operations of the rail-based freight business on May 1, 1999.

       The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated. The results of international railroad operations include the operations of Freight Victoria from May 1, 1999 to June 30, 1999. As a result, the results of operations for the six and three months ended June 30, 1999 are not comparable to the corresponding period of the prior year in certain material respects.

                                                           For the Three Months                 For the Six Months
                                                               Ended June 30,                      Ended June 30,
                                                       --------------------------           --------------------------
                                                         1999               1998              1999               1998
                                                       --------           -------           --------           -------
         Revenue:
                Transportation revenue                 $ 20,072           $ 3,363           $ 24,141           $ 5,470
                Other revenue                             1,470                --              1,620                21
                                                       --------           -------           --------           -------
         Total revenue                                   21,542             3,363             25,761             5,491
                                                       --------           -------           --------           -------
         Operating Expenses:
                Transportation                           14,205             1,719             16,652             2,837
                General and administrative                2,172               537              2,721               983
                Depreciation and amortization               984               153              1,257               249
                                                       --------           -------           --------           -------
         Total operating expenses                        17,361             2,409             20,630             4,069
                                                       --------           -------           --------           -------
         Operating income                                 4,181               954              5,131             1,422
         Other income (expense)                          (1,171)              210             (1,510)              296
         Minority interest in earnings                      (15)             (606)              (381)             (868)
                                                       --------           -------           --------           -------
         Income before income taxes                    $  2,995           $   559           $  3,240           $   850
                                                       ========           =======           ========           =======


COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

FERRONOR.

       OPERATING REVENUES. Transportation revenue increased by $2.7 million, or 50%, to $8.2 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998. Ferronor's carloads handled totaled 43,411 for the six months ended June 30, 1999, an increase of 9,752, or 29.0%, compared to 33,659 carloads in the six months ended June 30, 1998. The increase in both carloads and revenue is due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. These increases were offset slightly by a decrease in the international traffic out of Argentina and Bolivia due to the slow down in the world economy in the second quarter of 1999.

       OPERATING EXPENSES. Operating expenses increased by approximately $2.5 million, or 65%, to $6.6 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 80.8% and 74.1% for the six months ended June 30, 1999 and 1998, respectively.

       OTHER INCOME (EXPENSE). Other (expense) increased by approximately $1.5 million, or 510%, to an expense of $1.2 million for the six months ended June 30, 1999 from $0.3 million in income for the six months ended June 30, 1998. The increase is primarily due to foreign exchange rate loses of approximately $0.8 million and interest on long term debt incurred for project financing related to the two new mine operations of $0.7 million. The foreign exchange rate losses relate to certain long-term debt that is tied to the U.S. dollar while Ferronor's functional currency is the Chilean peso.

FREIGHT VICTORIA

       OPERATING REVENUES. Operating revenues were $17.4 million for the period May 1, 1999 through June 30, 1999. These revenues consisted of $12.8 million of freight revenue, $3.1 million of track access fees and $1.5 million of other operating revenue.

       OPERATING EXPENSES. Operating expenses were $13.8 million for the period May 1, 1999 through June 30, 1999. These expenses consisted of $1.8 million of maintenance of way costs, $1.2 million of maintenance of equipment costs, $8.5 million in transportation costs, $1.6 million of general and administrative costs and $0.7 million in depreciation. Freight Victoria's operating ratio for the two months period was 79.3%.

       OTHER INCOME (EXPENSE). Other (expense), net was $0.4 million. This amount consisted of $1.6 million in interest expense, $0.7 million in amortization of funding costs related to the bridge financing and $1.7 million in exchange rate gain. The exchange rate gain relates to the $100 million bridge loan financing which is borrowed in U.S. dollars while Freight Victoria's functional currency is the Australian dollar.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

FERRONOR

       OPERATING REVENUES. Transportation revenue increased by $0.8 million, or 23%, to $4.1 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998. Ferronor's carloads handled totaled 22,169 for the three months ended June 30, 1999, a decrease of 2,453, or 10.0%, compared to 24,622 carloads in the three months ended June 30, 1998.

       OPERATING EXPENSES. Operating expenses increased by approximately $1.1 million, or 46%, to $3.5 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 83.6% and 71.6% for the three months ended June 30, 1999 and 1998, respectively.

       OTHER INCOME (EXPENSE). Other (expense) increased by approximately $0.9 million, or 450%, to an expense of $0.7 million for the three months ended June 30, 1999 from $0.2 million in other income for the three months ended June 30, 1998. The increase is primarily due to foreign exchange rate losses of approximately $0.5 million and interest on long term debt project financing of approximately $0.4 million. The foreign exchange rate losses relate to certain long-term debt that is tied to the U.S. dollar while Ferronor's functional currency is the Chilean peso.

TRAILER MANUFACTURING OPERATIONS

       The discussion of results of operations that follows reflects the results of Kalyn/Siebert, Inc. ("KSI") and Kalyn/Siebert Canada ("KSC") for the periods indicated. During the second quarter of 1999, KSI's assets and operations were moved into a Texas limited partnership, Kalyn/Siebert L.P. KSI is the 1% general partner and a newly formed, wholly-owned subsidiary of the Company, KS Boca, Inc., is the 99% limited partner.

       KSI, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies. Government sales represented approximately 44.6% of KSI's sales for the first six months of 1999 and 29.6% of total manufacturing sales for the first six months of 1999. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next several years based upon contracts that KSI entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

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

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

       The following table sets forth the income and expense items for the six months ended June 30, 1999 and 1998 and the percentage relationship of income and expense items to net sales for the periods indicated (in thousands):

                                                               FOR THE SIX MONTHS ENDED
                                                ----------------------------------------------------------
                                                      JUNE 30, 1999                    JUNE 30, 1998
                                                ----------------------           -------------------------
         Net sales                              $22,956          100.0%          $ 19,658           100.0%
         Cost of goods sold                      16,992           74.0%            14,230            72.4%
                                                -------          -----           --------           -----
         Gross profit                             5,964           26.0%             5,428            27.6%
         Selling, general and
           administrative expenses                1,800            7.8%             1,602             8.2%
         Depreciation and amortization              517            2.3%               378             1.9%
                                                -------          -----           --------           -----

         Income from operations                   3,647           15.9%             3,448            17.5%
         Other income (expense)                     149            0.7%              (159)           (0.8%)
                                                -------          -----           --------           -----
         Net Income Before Taxes                $ 3,796           16.5%          $  3,289            16.7%
                                                =======          =====           ========           =====



         NET SALES. Net sales increased by approximately $3.3 million, or 17%, to $23.0 million for the six months ended June 30, 1999 from $19.7 million for the six months ended June 30, 1998. The net sales increase consisted of an increase of $0.5 million in KSI's sales and $2.8 million in KSC's sales. The increase was primarily due to trailers produced in the KSC facility acquired in April 1998. KSI sold 400 trailers for the six months ended June 30, 1999 and 452 trailers for the six months ended June 30, 1998. KSC sold 215 trailers for the six months ended June 30, 1999 and 105 trailers for the six months ended June 30, 1998. KSI's average price per trailer sold was approximately $40,000 for the six months ended June 30, 1999 and $34,000 for the six months ended June 30, 1998. KSC's average price per trailer sold was approximately $32,000 for the six months ended June 30, 1999 and $44,000 for the six months ended June 30, 1998. The decrease in average price per trailer is due to the changing mix in production at KSC. They are currently producing more flat-bed trailers then they were in 1998 and they have a lower price per unit. Sales to governmental agencies represented 44.6% and 49.3% of KSI's net sales for the six months ended June 30, 1999 and 1998, respectively. The trailer manufacturing division had a backlog of orders consisting of approximately $20.8 million at June 30, 1999 compared to $25.4 million at June 30, 1998.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $2.8 million, or 19.4% to $17.0 million for the six months ended June 30, 1999 from $14.2 million for the six months ended June 30, 1998. The cost of goods sold increase consisted of an increase of $2.8 million in KSC's cost of goods sold. Cost of goods sold was 74.0% of net sales for the six months ended June 30, 1999 compared to 72.4% for the six months ended June 30, 1998. The increase was due to a higher percentage of sales being from KSC, which has a lower gross profit margin on its trailer sales then KSI. KSI's and KSC's cost of goods sold were 68.3% and 84.4%, respectively, for the six months ended June 30, 1999, compared to 70.5% and 77.5% for the six months ended June 30, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate than the old KSC facility.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly to $1.8 million for the six months ended June 30, 1999 from $1.6 million for the six months ended June 1998 but decreased as a percentage of sales. KSI's and KSC's selling, general and administrative expenses were $1.2 million and $0.6 million, respectively, for the six months ended June 30, 1999.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         The following table sets forth the income and expense items for the three months ended June 30, 1999 and 1998 and the percentage relationship of income and expense items to net sales for the periods indicated (in thousands):

                                                                FOR THE THREE MONTHS ENDED
                                                ---------------------------------------------------------
                                                     JUNE 30, 1999                      JUNE 30, 1998
                                                ----------------------           ------------------------
         Net sales                              $12,539          100.0%          $ 11,076           100.0%
         Cost of goods sold                       9,275           74.0%             8,039            72.6%
                                                -------          -----           --------           -----
         Gross profit                             3,264           26.0%             3,037            27.4%
         Selling, general and
           administrative expenses                  967            7.7%               813             7.4%
         Depreciation and amortization              262            2.1%               182             1.6%
                                                -------          -----           --------           -----
         Income from operations                   2,035           16.2%             2,042            18.4%
         Other income (expense)                     128            1.0%               (89)            0.8%
                                                -------          -----           --------           -----
         Net Income Before Taxes                $ 2,163           17.3%          $  1,953            17.6%
                                                =======          =====           ========           =====



         NET SALES. Net sales increased by approximately $1.4 million, or 13%, to $12.5 million for the three months ended June 30, 1999 from $11.1 million for the three months ended June 30, 1998. The net sales increase consisted of an increase of $0.2 million in KSI's sales and $1.2 million in KSC's sales. The increase was primarily due to trailers produced in the KSC facility acquired in April 1998. KSI sold 206 trailers for the three months ended June 30, 1999 and 254 trailers for the three months ended June 30, 1998. KSC sold 112 trailers for the three months ended June 30, 1999 and 72 trailers for the three months ended June 30, 1998. KSI's average price per trailer sold was approximately $41,700 for the three months ended June 30, 1999 and $34,900 for the three months ended June 30, 1998. KSC's average price per trailer sold was approximately $32,700 for the three months ended June 30, 1999 and $44,300 for the three months ended June 31, 1998. Sales to governmental agencies represented 45.0% and 46.1% of KSI's net sales for the three months ended June 30, 1999 and 1998, respectively.

         COST OF GOODS SOLD. Cost of goods sold increased by approximately $1.2 million, or 15.4% to $9.3 million for the three months ended June 30, 1999 from $8.0 million for the three months ended June 30, 1998. The cost of goods sold increase consisted of a decrease of $0.1 million in KSI's cost of goods sold and an increase of $1.3 million in KSC's cost of goods sold. Cost of goods sold was 74.0% of net sales for the three months ended June 30, 1999 compared to 72.6% for the three months ended June 30, 1998. KSI's and KSC's cost of goods sold were 67.5% and 84.8%, respectively, for the three months ended June 30, 1999, compared to 70.9% and 76.2% for the three months ended June 30, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate than the old KSC facility.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly to $0.9 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998 but remained at a constant percentage of sales. KSI's and KSC's selling, general and administrative expenses were $0.6 million and $0.3 million, respectively, for the three months ended June 30, 1999.

CORPORATE OVERHEAD

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering, tax return preparation, investor relations, etc. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased approximately $0.4 million, or 20%, to $2.2 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. The increase was primarily due to costs associated with managing and overseeing the new operations acquired within the last twelve months.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $13.0 million for the six months ended June 30, 1999. This amount includes $4.0 million in net income, $4.3 million in depreciation and an increase in accounts payable of $4.8 million.

         Cash used in investing activities was $31.1 million for the six months ended June 30, 1999. The Company's main use of cash during the first six months of 1999 was $6.9 million for the acquisition of Freight Victoria and $25.6 million for the purchase of property, plant and equipment. Approximately $10.8 million of these purchases were for the purchase of the assets of the E&N Railway.

         The Company's cash provided by financing activities was $27.6 million for the six months ended June 30, 1999 consisting of the net proceeds of approximately $12.0 million from the private placement of restricted common stock and $4.1 million from the sale of preferred stock. In addition, the Company's net borrowings increased by $13.2 million primarily due to the above mentioned purchase of E&N assets.

         The Company's long term debt represents financing of property and equipment, as well as the acquisition financing for many of the Company's subsidiaries. Certain of this indebtedness was refinanced through the Company's revolving line of credit (the "Revolver"). The Revolver is collateralized by substantially all of the assets of the Company and certain of its subsidiaries.

         On July 23, 1999, the Company's Revolver was increased from $85 million to $125 million by a consortium of banks with National Bank of Canada, as agent. The Revolver bears interest, at the option of the Company, at either the bank's prime rate plus 0.25% or the one, three or six month LIBOR plus 2.5%. The maturity date of the Revolver was extended to July 2002.

         To facilitate the acquisition of VLF, Freight Victoria obtained a $100 million bridge loan from Barclays Bank PLC under a senior secured loan facility. Upon the execution of the facility, the Company issued to Barclays Bank PLC warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share.

         The bridge loan is due and payable on April 30, 2000. The Company has the option to convert the bridge loan into a term loan which would mature April 30, 2009. If the Company exercises the option to convert the bridge loan, on April 30, 2000, it will be required to pay a 1% fee of the converted balance in additional fees and issue warrants equal to 10% of the Company's outstanding common stock. The bridge loan bears interest at a rate equal to the London Interbank Offered Rate plus the applicable margin. The applicable margin initially is 500 basis points and increases by 50 basis points every 90 days. The Company has agreed with Barclays Bank PLC that if the bridge loan is not repaid by November 30, 1999 the Company has to issue 10,000 warrants and the interest rate increases by 200 basis points. If the bridge loan converts to a term loan, the lender will have the right to elect to fix the interest rate. The bridge loan is guaranteed by the Company and is collateralized by liens on all of the assets of Freight Victoria and by a pledge of the stock of certain of the Company's subsidiaries. The facility agreement contains significant restrictions on RailAmerica and its subsidiaries that are a party to the agreement, including without limitation restrictions on additional indebtedness, liens, sales of assets and capital expenditures. The Company is pursuing its available alternatives for refinancing the bridge loan.

         As of June 30, 1999, the Company had working capital of $27.2 million compared to working capital of $14.6 million as of December 31, 1998. Cash on hand as of June 30, 1999 was $15.4 million compared to $5.8 million as of December 31, 1998. The increases in working capital and cash primarily related to the acquisition of Freight Victoria. The Company's cash flows from operations historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant, and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months, and will be used for, among other things, anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $3.6 million and capital expenditures at KSI of approximately $0.3 million. In addition, the Company anticipates capital expenditures of approximately $10.0 million over the next twelve months primarily related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that will be used to fund certain of the capital expenditures. Additionally, Ferronor has a loan commitment to fund the remainder of the expansion and anticipates closing on this financing later in 1999. The Company anticipates spending approximately $0.5 million over the next six months to refurbish the office building that it purchased in July 1998. The Company anticipates financing this project through its Revolver. Freight Victoria's capital expenditures are estimated to be $10.0 million over the next twelve months and the Company anticipates paying for these through cash generated from Freight Victoria's operations. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of August 6, 1999, the Company had approximately $7.1 million of availability under the Revolver.

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

         The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $0.35 million. The total amount expended through June 30, 1999 is approximately $0.25 million.

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

         The Company is currently investigating the status of the Year 2000 compliance of our recent acquisitions, Freight Victoria and RaiLink Ltd.

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

ITEM 3.    MARKET RISK DISCLOSURE

         The Company has exposure to market risk for changes in interest rates relating to certain of its debt obligations. The Revolver's interest rate is tied to either the bank's prime rate or LIBOR at the option of the Company. The Revolver had a balance of approximately $55 million as of June 30, 1999. Interest on the $100 million bridge loan used for the acquisition of V/Line Freight is tied to London Interbank Offered Rate. Certain of the Company's debt in its Chilean subsidiary has interest rates which are tied to LIBOR.

         The $100 million bridge loan is between Barclays Bank PLC and Freight Victoria, an Australian company. In connection with this loan, matters arise with respect to financial accounting and reporting for foreign currency translation. Therefore, the Company has exposure to fluctuations in the value of the Australian dollar.

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1998 annual meeting on June 24, 1998 at which Donald Redfearn and Charles Swinburn were re-elected as Directors of the Company. In addition, the Company's 1995 Non-Employee Directors Stock Option Plan was amended. At the meeting votes were cast as follows:

                                                              IN FAVOR           AGAINST        ABSTENTIONS
                                                              ---------          -------        -----------
         Re-election of Donald Redfearn as Director           8,254,311            5,363              --
         Re-election of Charles Swinburn as Director          8,254,311            5,363              --
         Amendment of 1995 Non-Employee Directors
             Stock Option Plan                                8,005,179          229,179          24,775



Gary Marino, John Marino, Richard Rampell and John Sullivan all continued as directors of the Company after the meeting.

ITEM 5.    OTHER INFORMATION

On May 28, 1999, the Company commenced an all-cash tender offer for the common shares of Railink Ltd, a rail freight system in Canada, at a price of approximately US$6.00 (Cdn. $8.75) per share. The consideration tendered to the Railink shareholders totaled nearly US$50 million and, combined with the assumption of approximately US$20 million in debt, resulted in a transaction valued at approximately US$70 million. On July 26, 1999, the conditions of the offer were fulfilled or waived and approximately 98% of Railink's outstanding shares were tendered and purchased by RailAmerica. Funding for the transaction was provided principally by a consortium of banks led by

National Bank of Canada through its newly expanded Revolver. The balance was funded through proceeds from a private offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

         1. A Current Report on Form 8-K, dated April 30, 1999, was filed with the Securities and Exchange Commission on May 17, 1999 in connection with the Company's acquisition of the railroad freight business of V/Line Freight Corporation. An amendment to the Form 8-K was filed with the Securities and Exchange Commission on July 16, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RAILAMERICA, INC.

Date: August 12, 1999

                                             By: /s/ Gary O. Marino
                                                ------------------------------
                                                Gary O. Marino as Chairman,
                                                Chief Executive Officer and as
                                                Principal Financial Officer