Form 10-Q
period 1999-09-30
RAILAMERICA INC /DE
filed 1999-11-15
CIK 887637

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                           Commission File No. 0-20618

                               RAILAMERICA, INC.
             (Exact name of Registrant as specified in its charter)

                            DELAWARE                             65-0328006
              (State or other jurisdiction of                 (IRS Employer
              incorporation or organization)                 Identification No.)

               5300 BROKEN SOUND BLVD., N.W. BOCA RATON, FL 33487
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 994-6015
                           (Issuer's telephone number)

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

Common Stock, par value $.001 - 11,645,652 shares as of November 12, 1999

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                                                                              PAGE NO.
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - September 30, 1999 and
              December 31, 1998                                                                   1

              Consolidated Statements of Income - For the nine and three
              months ended September 30, 1999 and 1998                                            2

              Consolidated Statement of Stockholders' Equity - For the year ended December 31, 1998 and the nine months ended
              September 30, 1999                                                                  3

              Consolidated Statements of Cash Flows - For the nine
              months ended September 30, 1999 and 1998                                            4

              Notes to Consolidated Financial Statements                                          5

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                      16

Item 3        Market Risk Disclosure                                                             32

PART II       OTHER INFORMATION

Item 2        Changes in Securities                                                              33

Item 5        Other Information                                                                  33

Item 6        Exhibits and Reports on Form 8-K                                                   34

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,    December 31,
                                                                                       1999            1998
                                                                                  -------------    -------------
                                            ASSETS

Current assets:
  Cash                                                                            $  13,899,057    $   5,760,342
  Accounts and notes receivable                                                      34,734,285       11,906,914
  Inventories                                                                        17,695,706       13,579,286
  Other current assets                                                                3,576,121        1,666,093
                                                                                  -------------    -------------
        Total current assets                                                         69,905,169       32,912,635

Property, plant and equipment, net                                                  345,347,279      101,833,373

Notes receivable, less current portion                                                1,275,400        1,284,200
Investment in affiliates                                                              6,409,471        1,938,942
Other assets                                                                         10,221,279        5,018,822
Excess of cost over net assets of companies acquired, net                             2,157,232        2,241,964
                                                                                  -------------    -------------
        Total assets                                                              $ 435,315,830    $ 145,229,936
                                                                                  =============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt                                            $   6,166,092    $   3,804,217
  Current maturities of subordinated debt                                               106,196          244,542
  Accounts payable                                                                   25,976,917       10,124,714
  Accrued expenses and income taxes payable                                          13,648,443        4,132,892
                                                                                  -------------    -------------
        Total current liabilities                                                    45,897,648       18,306,365
                                                                                  -------------    -------------
Long-term debt, less current maturities                                             151,388,050       68,010,338
Subordinated debt, less current maturities                                          100,000,000           53,098
Convertible subordinated debt, less current maturities                               24,284,816          610,850
Other liabilities                                                                    18,059,256          427,288
Deferred income taxes                                                                12,966,054        8,242,000
Minority interest                                                                     9,028,793        7,937,992
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value,
  1,000,000 shares authorized;
  460,400 and 300,600 outstanding, respectively                                      10,695,369        6,881,684
Stockholders' equity:
  Common stock, $0.001 par value, 30,000,000 shares authorized; 12,360,574 issued and 11,669,485 outstanding at September 30, 1999;
    10,207,477 issued and 9,631,188 outstanding at December 31, 1998                     12,361           10,207
  Additional paid-in capital                                                         49,997,172       28,277,533
  Retained earnings                                                                  15,751,532        9,285,122
  Accumulated other comprehensive income                                              1,557,853          470,820
  Treasury stock (692,089 and 576,289 shares, respectively, at cost)                 (4,323,074)      (3,283,361)
                                                                                  -------------    -------------
        Total stockholders' equity                                                   62,995,844       34,760,321
                                                                                  -------------    -------------
        Total liabilities and stockholders' equity                                $ 435,315,830    $ 145,229,936
                                                                                  =============    =============


         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATION STATEMENTS OF INCOME
         For the nine and three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                   Three months ended                 Nine months ended
                                                       September 30,                     September 30,
                                              ------------------------------    ------------------------------
                                                   1999            1998             1999             1998
                                              -------------    -------------    -------------    -------------
Operating revenue:
  Transportation - railroad                   $  37,658,680    $   8,868,419    $  72,504,684    $  21,352,090
  Transportation - motor carrier                         --        1,459,643               --        3,277,588
  Manufacturing                                  10,902,489       10,126,386       33,858,750       29,784,931
  Other                                           1,242,210          519,779        4,709,720        1,187,968
                                              -------------    -------------    -------------    -------------
        Total operating revenue                  49,803,379       20,974,227      111,073,154       55,602,577
                                              -------------    -------------    -------------    -------------
Operating expenses:
  Transportation - railroad                      24,677,741        4,749,144       46,465,060       10,916,954
  Transportation - motor carrier                         --        1,293,555               --        2,888,068
  Cost of goods sold - manufacturing              8,105,305        6,919,321       25,097,789       21,149,602
  Selling, general and administrative             5,544,200        3,287,378       15,149,635        9,052,623
  Depreciation and amortization                   3,312,543        1,068,401        6,549,331        2,662,970
                                              -------------    -------------    -------------    -------------
        Total operating expenses                 41,639,789       17,317,799       93,261,816       46,670,217
                                              -------------    -------------    -------------    -------------
        Operating income                          8,163,590        3,656,428       17,811,338        8,932,360
Interest and other expense                       (4,752,663)      (1,022,138)      (8,361,185)      (2,481,735)
Amortization of deferred loan costs              (1,356,670)        (147,337)      (2,361,481)        (356,375)
Foreign exchange (loss)                          (1,452,362)              --         (214,170)              --
Minority interest in income of subsidiary          (710,100)        (570,150)      (1,090,800)      (1,437,750)
                                              -------------    -------------    -------------    -------------
        (Loss) income from continuing
          operations before income taxes           (108,205)       1,916,803        5,783,702        4,656,500
(Benefit) provision for income taxes             (3,395,512)         490,622       (1,454,511)       1,164,928
                                              -------------    -------------    -------------    -------------
       Income from continuing operations          3,287,307        1,426,181        7,238,213        3,491,572
Discontinued operations:
  Loss from operations of discontinued
    Motor Carrier segment (less applicable
    income tax benefit of $40,000)                       --               --               --          (65,241)
                                              -------------    -------------    -------------    -------------
        Net income                            $   3,287,307    $   1,426,181    $   7,238,213    $   3,426,331
                                              =============    =============    =============    =============
--------------------------------------------------------------------------------------------------------------

Income from continuing operations available
    to common stockholders (basic)            $   3,022,300    $   1,426,181    $   6,466,410    $   3,491,572
                                              =============    =============    =============    =============

Basic earnings per common share
    Continuing operations                     $        0.26    $        0.15    $       0.59     $        0.37
    Discontinued operations                            0.00             0.00            0.00             (0.01)
                                              -------------    -------------    -------------    -------------
        Net income                            $        0.26    $        0.15    $       0.59     $        0.36
                                              =============    =============    =============    =============

Diluted earnings per common share
    Continuing operations                     $        0.23    $        0.14    $       0.55     $       0.35
    Discontinued operations                            0.00             0.00            0.00            (0.01)
                                              -------------    -------------    -------------    -------------
        Net income                            $        0.23    $        0.14    $       0.55     $        0.34
                                              =============    =============    =============    =============

Weighted average common shares outstanding:
    Basic                                        11,466,301        9,781,752       11,018,079        9,508,970
                                              =============    =============    =============    =============
    Diluted                                      15,503,800       10,350,482       12,789,091       10,338,020
                                              =============    =============    =============    =============







         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         For the year ended December 31, 1998, and the nine months ended
                               September 30, 1999
                                   (Unaudited)


                                                                     Stockholders' Equity
                               ---------------------------------------------------------------------------------------------------
                                 Number of                 Additional                     Other
                                  Shares         Par        Paid-in       Retained    Comprehensive    Treasury
                                  Issued        Value       Capital       Earnings        Income         Stock           Total
                               -----------  ------------  ------------  ------------  -------------   ------------    ------------
Balance, December 31, 1997       9,129,564  $      9,130  $ 23,350,732  $  4,883,973   $     15,373   $ (1,445,382)   $ 26,813,826
Net income                              --            --            --     4,401,149             --             --       4,401,149
Other comprehensive income
  Cumulative translation                --            --            --            --        455,447                        455,447
                                                                                                                      ------------
  Total comprehensive income                                                                                             4,856,596
                                                                                                                      ------------

Issuance of common stock           138,786           138       677,039            --             --             --         677,177

Purchase of treasury stock              --            --            --            --             --     (1,837,979)     (1,837,979)

Exercise of stock options          237,950           238       870,637            --             --             --         870,875

Tax benefit exercise of options         --            --       178,000            --             --             --         178,000

Exercise of warrants               167,000           167       934,501            --             --             --         934,668

Conversion of debt                 534,177           534     2,266,624            --             --             --       2,267,158
                               -----------  ------------  ------------  ------------   ------------   ------------    ------------

Balance, December 31, 1998      10,207,477        10,207    28,277,533     9,285,122        470,820     (3,283,361)     34,760,321

Net income                              --            --            --     7,238,313             --             --       7,238,313
Other comprehensive income
  Cumulative translation                --            --            --            --      1,087,033             --       1,087,033
                                                                                                                      ------------
  Total comprehensive income                                                                                             8,325,246
                                                                                                                      ------------

Issuance of common stock         1,437,888         1,438    12,019,660            --             --             --      12,021,098

Purchase of treasury stock              --            --            --            --             --     (1,039,713)     (1,039,713)

Exercise of stock options          139,501           140       571,585            --             --             --         571,725

Conversion of debt                 563,520           564     3,332,268            --             --             --       3,332,832

Conversion of preferred stock       12,188            12        93,049            --             --             --          93,061

Issuance of warrants                    --            --     5,703,077            --             --             --       5,703,077

Preferred stock dividends
  and accretion                         --            --            --      (771,803)            --             --        (771,803)
                               -----------  ------------  ------------  ------------   ------------   ------------    ------------

Balance, September 30, 1999     12,360,574  $     12,361  $ 49,997,172  $ 15,751,532   $  1,557,853   $ (4,323,074)   $ 62,995,844
                               ===========  ============  ============  ============   ============   ============    ============









         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                          1999             1998
                                                      -------------    -------------
Cash flows from operating activities:
  Net income                                          $   7,238,213    $   3,426,331
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       8,655,465        3,061,196
      Minority interest in income of subsidiary           1,090,801        1,437,750
      Equity interest in earnings of affiliate             (109,020)              --
      Loss (gain) on sale or disposal of properties         326,872          (48,659)
      Write-off of deferred acquisition costs                18,410          109,756
      Deferred income taxes                              (2,472,172)         768,995
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                               1,325,253       (2,762,467)
        Inventories                                         189,987       (6,105,481)
        Other current assets                             (1,409,828)      (1,337,805)
        Accounts payable                                  4,283,586        5,573,953
        Accrued expenses                                 (1,697,363)       1,213,380
        Other liabilities                                  (486,364)              --
        Deposits and other                                  790,869          131,163
                                                      -------------    -------------
          Net cash provided by operating activities      17,744,710        5,468,112
                                                      -------------    -------------

Cash flows from investing activities:
  Purchase of property, plant and equipment             (36,211,729)     (23,885,220)
  Proceeds from sale of properties                          116,755        1,681,229
  Acquisitions, net of cash acquired                     (8,453,218)      (1,722,428)
  Deferred acquisition costs and other                      (78,657)        (257,857)
                                                      -------------    -------------
          Net cash used in investing activities         (44,626,849)     (24,184,276)
                                                      -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              159,318,871       42,632,181
  Principal payments on long-term debt                 (136,694,015)     (26,925,936)
  Sale of convertible preferred stock                     4,095,000               --
  Sale of common stock                                   11,868,058        1,032,168
  Proceeds from exercise of stock options                   571,725          799,875
  Preferred stock dividends paid                           (411,399)              --
  Purchase of treasury stock                             (1,039,713)        (711,385)
  Deferred financing costs paid                            (333,400)            (873)
  Deferred loan costs paid                               (2,329,327)        (331,469)
                                                      -------------    -------------
          Net cash provided by financing activities      35,045,800       16,494,561
                                                      -------------    -------------

Net increase (decrease) in cash                           8,163,661       (2,221,603)
Effect of exchange rates on cash                            (24,946)              --
Cash, beginning of period                                 5,760,342        3,745,534
                                                      -------------    -------------
Cash, end of period                                   $  13,899,057    $   1,523,931
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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine and three months ended September 30, 1999 and 1998.

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

 2.      EARNINGS PER SHARE:

         For the nine and three months ended September 30, 1999 and 1998, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Net income available to common stockholders is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the nine and three months ended September 30, 1999 and 1998, diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options, warrants and convertible securities.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 2.      EARNINGS PER SHARE, continued

         The following is a summary of the income available for common stockholders and weighted average shares (in thousands):

                                                                     Three Months           Nine Months
                                                                    Ended Sept 30,        Ended Sept 30,
                                                                   -----------------     ----------------
                                                                     1999      1998       1999      1998
                                                                   -------  --------     ------  --------
         Income from continuing operations                         $ 3,287   $ 1,426     $7,238    $3,492
         Preferred stock dividends and accretion                      (265)       --       (772)       --
                                                                   -------   -------     ------    ------
         Income from continuing operations available
              to common stockholders (basic)                         3,022     1,426      6,466     3,492
         Interest from convertible debt                                213        12        282        75
         Preferred stock dividends and accretion                       265        --        334        --
                                                                   -------   -------     ------    ------
         Income from continuing operations available
              to common stockholders (diluted)                     $ 3,500   $ 1,438     $7,082    $3,567
                                                                   =======   =======     ======    ======

         Weighted average shares outstanding (basic)                11,466     9,782     11,018     9,509
         Assumed conversion of options and warrants                    433       171        403       220
         Assumed conversion of convertible securities                3,604       397      1,368       609
                                                                   -------   -------     ------    ------
         Weighted average shares outstanding (diluted)              15,503    10,350     12,789    10,338
                                                                   =======   =======     ======    ======

Certain options and warrants are anti-dilutive and not included in the diluted earnings per share computation.

 3.      INVENTORIES:

         Inventories consist of the following as of September 30, 1999 and December 31, 1998.

                                                               1999               1998
                                                           ------------       ------------
           Raw materials                                   $  7,799,571       $  5,207,154
           Work in process                                    1,717,736          2,499,024
           Finished goods                                       822,604          2,225,223
           Replacement or repair parts for equipment
                     and road property                        7,355,795          3,647,885
                                                           ------------       ------------
           Inventories in excess of contract advances      $ 17,695,706       $ 13,579,286
                                                           ============       ============

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 4.     ACQUISITIONS:

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

        On September 3, 1999, the Company, through its wholly-owned subsidiary, Florida Rail Lines, Inc., completed the acquisition of all the outstanding common stock of The Toledo, Peoria and Western Railroad Corporation ("TPW") from CSX Transportation, Delaware Ostego Corporation, and other shareholders for an aggregate purchase price of $18 million (including the repayment of indebtedness), subject to certain adjustments. The Company funded the acquisition through its revolving line of credit. TPW is headquartered in East Peoria, Illinois and provides rail freight services to customers in the Midwest United States and operates over rail lines running from Fort Madison, Iowa across North Central Illinois to Logansport, Indiana. TPW has certain unsettled litigation and contingencies outstanding whose ultimate outcome will impact the purchase price allocation.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 4.      ACQUISITIONS, continued

         On July 26, 1999, the Company acquired approximately 98% of the outstanding shares of RaiLink Ltd ("RaiLink"). Through the Company's wholly-owned Canadian subsidiary, RL Acquisition Corp., the Company commenced an all cash-bid in May 1999 for all of the common shares of RaiLink at a price of CDN$8.75 per share pursuant to a Pre-Acquisition Agreement dated May 17, 1999 between the Company and RaiLink. RaiLink had approximately 8.36 million common shares outstanding on a fully diluted basis, giving the transaction an equity value of approximately CDN$73.2 million (approximately USD$49.8 million). As more than 90% of the outstanding shares were acquired under the offer, the Company acquired the remainder of the shares pursuant to the compulsory acquisition provisions of applicable Canadian law. RaiLink is a regional railway company based in Edmonton, Alberta and provides freight transportation services to the national railways of Canada and to a wide variety of shippers. RaiLink and its 26.3% owned affiliate, Quebec Railway Corporation, currently operate 11 regional railways covering approximately 2,500 miles of track in Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick. A portion of the funding for the transaction was provided by a consortium of banks with National Bank of Canada, as agent, through an increase in the Company's revolving line of credit from $85 million to $125 million. The balance of the funding came from a private offering of the Company's junior convertible subordinated debt.

         These acquisitions have been accounted for as purchases and the results have been consolidated since their respective acquisition dates. The final purchase price allocation will be based upon a final determination of the fair values of the net assets acquired. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or results which may occur in the future (in thousands except per share data).

                                                                               Nine Months             Nine Months
                                                                             Ended Sept. 30,         Ended Sept. 30,
                                                                                   1999                   1998
                                                                               -----------             ----------
              Revenue                                                            $173,315              $152,364
              Income (loss) from continuing operations
                     before income taxes                                         $  1,970              $ (4,634)
              Net income (loss)                                                  $  4,817              $ (2,926)
              Net income (loss) per share                                        $   0.37              $  (0.37)

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 5.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of September 30, 1999 and December 31, 1998:

                                                                            1999               1998
                                                                     ------------------  ----------------
          Land                                                          $ 30,916,828       $ 19,427,529
          Buildings and improvements                                      13,817,826         11,225,554
          Railroad track and improvements                                138,628,601         44,700,349
          Locomotives, transportation and other equipment                178,342,435         36,582,042
                                                                        ------------      -------------
                                                                         361,705,690        111,935,474
          Less accumulated depreciation                                   16,358,411         10,102,101
                                                                        ------------      -------------
                                                                        $345,347,279       $101,833,373
                                                                        ============       ============

        In January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired certain assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction included the purchase of a 68-mile section of rail line between Port Alberni, British Columbia and Nanaimo, British Columbia and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville- to-Courtenay on British Columbia's Vancouver Island. The purchase of the assets of the E&N Railway accounted for approximately $10.8 million of fixed asset additions for the quarter ended March 31, 1999.

 6.     OTHER ASSETS:

        Other assets consist of the following as of September 30, 1999 and December 31, 1998:

                                                                         1999                  1998
                                                                     ------------          ------------
              Deferred loan costs, net                              $  8,095,083             $   636,733
              Deferred acquisition costs                                 281,006                 871,422
              Immigrant Investor note                                  1,043,273                 955,198
              Deposits and other                                         801,917               2,555,469
                                                                    ------------             -----------
                                                                    $ 10,221,279             $ 5,018,822
                                                                    ============             ===========

         The increase in deferred loan costs relates primarily to fees paid and costs of warrants issued related to the financing of the Freight Victoria acquisition and the expansion of the Company's revolving line of credit. For further details see note 7.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.       DEBT:

         To facilitate the acquisition of VLF, Freight Victoria obtained a $100 million bridge loan from Barclays Bank PLC under a senior secured loan facility. Upon the execution of the facility, the Company issued to Barclays Bank PLC warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share.

         The bridge loan is due and payable on April 30, 2000. The Company has the option to convert the bridge loan into a term loan which would mature April 30, 2009. If the Company exercises the option to convert the bridge loan it will be required to pay a 1% fee of the converted balance in additional fees and issue warrants equal to 10% of the Company's outstanding common stock. The bridge loan bears interest at a rate equal to the London Interbank Offered Rate plus the applicable margin. The applicable margin initially is 500 basis points and increases by 50 basis points every 90 days. The Company has agreed with Barclays Bank PLC that if the bridge loan is not repaid by November 30, 1999 the Company has to issue 50,000 warrants and the interest rate increases by 200 basis points. If the bridge loan converts to a term loan, the lender will have the right to elect to fix the interest rate. The bridge loan is guaranteed by RailAmerica, Inc. and is collateralized by liens on all of the assets of Freight Victoria and by a pledge of the stock of certain of the Company's other subsidiaries. The facility agreement contains significant restrictions on RailAmerica and its subsidiaries that are a party to the agreement, including without limitation restrictions on additional indebtedness, liens, sales of assets and capital expenditures. The Company is pursuing its available alternatives for refinancing the bridge loan.

         In addition to the bridge loan the Company issued AUD$6 million (approximately U.S. $4.0 million) in convertible debt to certain vendors of Freight Victoria ("Vendor Debt"). The Vendor Debt is convertible into the Company's common stock at the current market price or convertible into Freight Victoria stock at the option of the Company. The Company also issued $2.64 million of convertible debt in lieu of cash payments for fees owed to its investment banker in the transaction. The convertible debt bears interest at 6%, is convertible into the Company's common stock at $9.83 per share and was converted in July 1999 into 272,415 shares of common stock.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 7.      DEBT, continued

         In August 1999, the Company issued $22.5 million aggregate principal amount of its junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually, commencing January 31, 2000. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10, subjected to adjustment in selected circumstances. The debentures mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par, plus accrued but unpaid interest thereon to the date of redemption, in whole or in part, if the closing price of RailAmerica's common stock is above 200% of the conversion price for 10 consecutive trading days.

         In the third quarter of 1999, $415,000 of convertible subordinated debentures, which represented all of the remaining outstanding convertible debt related to the Kalyn/Siebert, Inc. acquisition in 1994, were converted into 188,362 shares of Common Stock.

 8.      COMMON STOCK TRANSACTIONS:

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

         In August 1999, the Company issued warrants to purchase an aggregate of 676,363 shares of common stock to the investors in the private offering of $22.5 million principal amount of its junior convertible subordinated debentures described in Note 7. The warrants are exercisable during the five-year period ending August 5, 2004 at an exercise price of $10.50 per share, subject to adjustment under selected circumstances. Warrants to purchase 200,000 shares of common stock at an exercise price of $10.50 per share during the two-year period ending July 31, 2001 were issued in connection with the private offering to the placement agent.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 9.      INCOME TAX PROVISION:

         The Company recognized $3.1 million of income tax benefit as a result of legislation passed in Australia during the third quarter of 1999. The Company's Australian subsidiary may now deduct, for tax purposes, a larger amount of depreciation than is reported for financial statement purposes. Additionally, the difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is due to the Chilean tax rate on income from Ferronor and the Company's valuation allowance on Ferronor's net operating loss carry forward.

10.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         The Company obtained a $100 million bridge loan to acquire the assets of Freight Victoria as described in Note 7. A majority of the loan was paid directly to the Victorian government for the purchase. A $3.0 million fee was paid to Barclays bank. Warrants valued at approximately $3.0 million were issued in conjunction with the acquisition. The Company also issued $2.64 million of convertible debt to its investment banker in the transaction for fees in lieu of a cash payment In the third quarter, the $2,640,000 of convertible debt was subsequently converted into 272,415 shares of Common Stock. Also in the third quarter of 1999, $415,000 of convertible subordinated debentures were converted into 188,362 shares of Common Stock.

         The Company had a deposit of $1,962,067 on its books at December 31, 1998. This amount was used to purchase rail assets in British Columbia, Canada in January of 1999.

         In July 1999, the Company assumed $4.6 million of long-term debt as part of its acquisition of RaiLink Ltd. Warrants valued at approximately $2.7 million were issued in conjunction with the private offering of the Company's junior convertible subordinated debentures in August 1999.

11.      DISCONTINUED OPERATIONS:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




11.        DISCONTINUED OPERATIONS, continued

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


12.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into three business segments: North American railroads, international railroads and manufacturing. Business segment information for the nine months ended September 30, 1999 and 1998(amounts in thousands):

         NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                                                  North
                                                 International   American
                                   Consolidated      Rail          Rail      Manufacturing     Other
                                   ------------      ----          ----      -------------     -----

         Revenue                      $111,073      $ 52,691      $ 23,035      $ 33,859      $  1,488
         Operating income (loss)      $ 17,811      $ 10,476      $  4,918      $  5,210      $ (2,793)
         Identifiable assets          $435,316      $209,035      $164,766      $ 29,169      $ 32,346
         Depreciation and
             Amortization             $  6,549      $  3,008      $  2,096      $    778      $    667
         Capital expenditures         $ 36,212      $ 18,840      $ 14,432      $    595      $  2,345
         Interest expense             $  9,318      $  5,246      $  3,027      $    178      $    867

         NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                                                   North
                                                  International  American
                                   Consolidated       Rail          Rail      Manufacturing     Other
                                   ------------       ----          ----      -------------     -----
         Revenue                      $ 55,602      $ 10,328      $ 11,629      $ 29,785      $  3,860
         Operating income (loss)      $  8,932      $  2,591      $  3,359      $  5,524      $ (2,542)
         Identifiable assets          $135,097      $ 37,926      $ 31,306      $ 21,795      $ 44,070
         Depreciation and
             Amortization             $  2,663      $    471      $  1,160      $    633      $    399
         Capital expenditures         $ 23,885      $ 10,447      $  4,705      $  2,662      $  6,071
         Interest expense             $  3,598      $    583      $  2,153      $    298      $    564

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



12.      SEGMENT INFORMATION, continued

         Geographical segment information for the nine months ended September 30, 1999 and 1998 (dollar amounts in thousands):

         NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                 Consolidated  United States    Canada         Chile      Australia
                                 ------------  -------------    ------         -----      ---------
         Revenue                   $111,073      $ 36,361      $ 22,021      $ 13,938      $ 38,753
         Operating income          $ 17,811      $  5,225      $  2,110      $  2,446      $  8,030
         Identifiable assets       $435,316      $117,446      $108,835      $ 48,900      $160,135
         Depreciation and
             Amortization          $  6,549      $  2,053      $  1,488      $    819      $  2,189
         Capital expenditures      $ 36,212      $  5,926      $ 11,446      $ 10,412      $  8,428
         Interest expense          $  9,318      $  2,477      $  1,595      $    892      $  4,354

         NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                 Consolidated  United States    Canada         Chile      Australia
                                 ------------  -------------    ------         -----      ---------
         Revenue                   $ 55,602      $ 33,998      $ 11,276      $ 10,328      $     --
         Operating income          $  8,932      $  5,487      $    854      $  2,591      $     --
         Identifiable assets       $135,097      $ 82,344      $ 14,827      $ 35,935      $  1,991
         Depreciation and
             Amortization          $  2,663      $  1,759      $    433      $    471      $     --
         Capital expenditures      $ 23,885      $ 10,135      $  3,303      $ 10,447      $     --
         Interest expense          $  3,598      $  2,787      $    229      $    582      $     --

13.      SUBSEQUENT EVENTS:

         On October 14, 1999, the Company, and its wholly owned subsidiary, Cotton Acquisition Corp., entered into an agreement and plan of merger (the "Merger Agreement") with RailTex, Inc. ("RailTex"), providing for the acquisition by the Company of all of the outstanding common stock of RailTex for an aggregate purchase price of approximately $325 million (including the assumption of RailTex's outstanding long term debt). Pursuant to the acquisition, RailTex's shareholders will receive $13.50 in cash and two-thirds of a share of the Company's common stock in exchange for each share of RailTex stock. It is anticipated that following the acquisition, RailTex shareholders will own approximately 35% of the combined company. The transaction, which is expected to close in early 2000, is subject to shareholder approval by both companies, any necessary regulatory approvals and other customary closing conditions. RailTex is headquartered in San Antonio, Texas and operates approximately 4,100 route miles of rail line concentrated in the Southeastern, Midwestern, Great Lakes and New England regions of the United States and Eastern Canada.

         In connection with the Merger Agreement, the Company has received a commitment from Donaldson, Lufkin & Jenrette ("DLJ") to finance the acquisition, refinance existing debt of the Company, refinance existing debt of RailTex and provide working capital. DLJ's financing commitment provides for three senior secured facilities: (1) a $185.0 million six-year Term A loan facility, (2) a $200.0 million seven-year Term B loan facility, and (3) a $50.0 million six-year revolving credit facility. In addition, the DLJ financing commitment provides for the issuance of $95.0 million of subordinated increasing rate notes as bridge financing if other cash proceeds are not raised. The Company may also sell certain assets to facilitate the transaction. There can be no assurance that the financing contemplated by the DLJ financing commitment will be consummated. If the Company does not consummate financing pursuant to the DLJ financing commitment and alternate financing is unavailable upon terms acceptable to the Company, the Company will be unable to complete the Merger with RailTex and will be in default of the Merger Agreement.

         On November 12, 1999, management adopted a plan to sell its specialty truck trailer manufacturing subsidiary business, Kalyn/Siebert and retained the investment banking firm of ING Barings LLC to facilitate the sale. At this time, management is unable to estimate the proceeds to be received from such sale nor whether such sale will be completed within one year, although management does not believe the Company will incur a loss from the sale. Accordingly, the results of operations of Kalyn/Siebert continue to be presented in the Company's results from continuing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company") is an international owner and operator of freight railroads. The Company operates 25 railroads over approximately 8,400 miles of track in the United States, Australia, Canada and the Republic of Chile. RailAmerica also owns a specialty truck trailer manufacturer, Kalyn/Siebert, Inc. ("KSI") with production facilities located in Gatesville, Texas and Trois Rivieres, Quebec, Canada.

         The Company's historical growth has resulted primarily from the execution of its acquisition strategy and internal growth. In accordance with its acquisition strategy, in January 1999, the Company, through a newly formed subsidiary E&N Railway Company Ltd. ("ENR"), acquired certain assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction included the sale of a 68-mile section of rail line between Port Alberni and Nanaimo and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to- Courtenay on British Columbia's Vancouver Island. On April 30, 1999, the Company, through its wholly-owned subsidiary, Freight Victoria, acquired certain assets of the V/Line Freight Corporation railroad in Australia. The transaction included the purchase of 107 locomotives and over 2,600 rail cars, which provide rail freight service across southeastern Australia over approximately 3,000 miles of track. The track and real estate are being leased from the Victorian government on a long-term basis. Freight Victoria commenced operations on May 1, 1999. In July 1999, the Company acquired RaiLink, Ltd., based in Edmonton, Alberta, Canada. RaiLink operates or has equity interests in eleven regional/short line railroads covering approximately 2,500 miles of rail lines in the province of Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick. In September 1999, the Company acquired the Toledo, Peoria and Western Railroad ("TP&W"), headquartered in Peoria, Illinois. TP&W is a 369-mile railroad running from Fort Madison, Iowa across north central Illinois to Logansport, Indiana.

         Set forth below is a discussion of the results of operations for the Company's North American railroad operations, International railroad operations, trailer manufacturing operations and corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's North American railroad subsidiaries operated approximately 4,000 miles of rail line as of September 30, 1999. These consist of: (i) 187 miles of rail line which it owns in Michigan; (ii) 4 miles of trackage rights and 45 miles of rail line which are owned by the State of Michigan and operated pursuant to an agreement with Michigan Department of Transportation; (iii) 49 miles of rail line leased from the South Central Tennessee Railroad Authority near Nashville, Tennessee and 3 miles of trackage rights; (iv) 44 miles of rail line which the Company is operating pursuant to a contract with the State of Minnesota; (v) 104 miles of rail line which it owns and 4 miles of trackage rights in West Texas; (vi) 131 miles of rail line which it owns and 6 miles of trackage rights in the state of Washington; (vii) 72 miles of rail line which it owns in central Minnesota; (viii) 204 miles of rail line it owns in northern Minnesota and 37 miles of trackage rights; (ix) 44 miles of rail line it owns in central Minnesota and 16 miles of trackage rights; (x) 13 miles it leases in Southern California; (xi) a 68-mile section of owned rail line and a 113-mile section of leased rail line on Vancouver Island, British Columbia, Canada; (xii)2,500 miles of rail lines in the province of Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick; and (xiii) a 369-mile railroad running from Fort Madison, Iowa across north central Illinois to Logansport, Indiana.

         The Company provides its customers with local rail freight services with access to the nation's rail system for delivery of products both domestically and internationally. The Company hauls varied products for its customers based upon market demands in each customer's local operating area. The Company's haulage of products in Michigan includes agricultural commodities, automotive parts, chemicals and fertilizer, ballast and other stone products. The Company's haulage of products in Tennessee includes wood chips, paper, chemicals and processed food products. The Company's haulage of products in Minnesota includes plastics, lumber, denatured alcohol, scrap iron and steel. The Company's haulage of products in Texas consists of cotton, sodium sulfate, chemicals, fertilizer, scrap iron and steel. The Company's haulage of products in Washington consists of wood chips, lumber, minerals, cement and various agricultural products. The Company's haulage of products in California includes autos, wood, paper and food products. The Company's haulage of products on Vancouver Island, British Columbia, Canada consists of forest/paper products, mineral, and chemical products. ENR also operates a rail passenger service on Vancouver Island pursuant to an agreement with VIA Rail. The Company's haulage of products in Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick includes forest products, grain and other agricultural products, chemicals and metal ores. The Company's haulage of products in Iowa, Illinois and Indiana includes grain and grain products, auto parts, chemicals, coal, fertilizer, food products, steel, and double-stack intermodal traffic.

RESULTS OF NORTH AMERICAN RAILROAD OPERATIONS

         The discussion of results of operations that follows reflects the consolidated results of the Company's North American railroad operations for the nine and three months ended September 30, 1999 and 1998. The results of North American railroad operations include the operations of ENR and Ventura County Railway ("VCRR") from January 1, 1999 to September 30, 1999, the results of operations of RaiLink from August 1, 1999 to September 30, 1999, and the results of operations of the Toledo Western and Peoria Railroad (TPW) from September 1, 1999 to September 30, 1999. As a result, the results of operations for the nine and three months ended September 30, 1999 are not comparable to the corresponding period of the prior year in certain material respects and are not indicative of the results which would have occurred had the acquisitions been consummated at the beginning of the respective periods.

         The following table sets forth the operating revenues and expenses for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated (in thousands).


                                                For the Three Months                 For the Nine Months
                                                 Ended September 30,                 Ended September 30,
                                          ------------------------------         -----------------------------
                                              1999              1998                1999              1998
                                          ------------      ------------         ----------       ------------
Revenue:
       Transportation revenue                $ 10,865           $ 4,047             $ 21,570         $  11,061
       Other revenue                              716               217                1,464               568
                                            ---------           -------             --------         ---------
Total revenue                                  11,581             4,264               23,034            11,629
                                            ---------           -------             --------         ---------
Operating Expenses:
       Maintenance of way                       1,689               480                3,394             1,475
       Maintenance of equipment                   616               160                1,064               502
       Transportation                           3,665               905                6,318             2,535
       Equipment rental                           364               153                  653               445
       General and administrative               1,873               773                4,591             2,153
       Depreciation and amortization            1,076               415                2,096             1,160
                                            ---------           -------             --------         ---------
Total operating expenses                        9,283             2,886               18,116             8,270
                                            ---------           -------             --------         ---------
Operating income                                2,298             1,378                4,918             3,359
Interest and other expenses                     1,412               757                2,888             2,177
                                            ---------           -------             --------         ---------
Income before income taxes                  $     886           $   621             $  2,030         $   1,182
                                            =========           =======             ========         =========

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $10.5 million, or 95.0%, to $21.6 million for the nine months ended September 30, 1999 from $11.1 million for the nine months ended September 30, 1998. The increase was primarily due to increased carloads related to the acquisitions. The North American transportation revenue per carload decreased from $317 to $259 primarily due to the acquisition of a rail line in Canada that hauls a significant amount of bridge traffic at a lower rate per car than the Company's other rail lines. North American carloads handled totaled 78,023 for the nine months ended September 30, 1999, an increase of 43,135, or 123.6%, compared to 34,888 carloads in the prior year period. The increase was primarily due to the acquisitions of ENR, VCRR, RaiLink, and TPW which moved 42,033 carloads for the nine month period ended September 30, 1999. The Company's "same railroad" car loadings increased by 3% for the nine month period ending September 30, 1999 compared to the nine month period ended September 30, 1998.

       Other revenues increased by $0.9 million, or 157.7%, for the nine months ended September 30, 1999 compared to the prior year period. Other revenues for the nine months ended September 30, 1999 and 1998 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The increase was primarily due to the acquisitions of ENR and RaiLink which had $0.4 million and $0.3 million, respectively, in other revenue for the nine month period ended September 30, 1999.

       OPERATING EXPENSES. Operating expenses increased by $9.8 million, or 119.4%, to $18.1 million for the nine months ended September 30, 1999 from $8.3 million for the nine months ended September 30, 1998. The increase was primarily due to the acquisitions of ENR, RaiLink, TPW and VCRR which had $3.6 million, $4.3 million, $0.8 million and $0.5 million, respectively, in operating expenses for the nine month period ended September 30, 1999 and the write-off of $0.6 million in costs related to the discontinuance of the Delaware Valley Railway ("DVRC"). Operating expenses, as a percentage of transportation revenue, were 84.0% and 74.8% for the nine months ended September 30, 1999 and 1998, respectively. Exclusive of the write-off of costs at DVRC, the operating ratio was 81.0% Management anticipates an improvement in the operating ratio over the next twelve months, exclusive of seasonality, as the new operations get assimilated into the Company's North American operations.

       Maintenance of way expenses increased by $1.9 million, or 130.1%, to $3.4 million for the nine months ended September 30, 1999 from $1.5 million for the nine months ended September 30, 1998. The increase was primarily due to the maintenance of way expenses at ENR, RaiLink and TPW of $0.6 million, $0.9 million and $0.1 million, respectively, for the nine month period ended September 30, 1999.

       Maintenance of equipment expenses increased by $0.6 million, or 111.8%, to $1.1 million for the nine months ended September 30, 1999 from $0.5 million for the nine months ended September 30, 1998. The increase was primarily due to the maintenance of equipment expenses at ENR, RaiLink and TPW of $0.1 million, $0.3 million and $0.1 million, respectively, for the nine month period ended September 30, 1999.

       Transportation expense increased by $3.8 million, or 149.2%, to $6.3 million for the nine months ended September 30, 1999 from $2.5 million for the nine months ended September 30, 1998. The increase was primarily due to transportation expenses at ENR, VCRR, RaiLink, and TPW, which had $1.1 million, $0.2 million, $1.9 million and $0.4 million, respectively, for the nine month period ended September 30, 1999.

       Equipment rental increased by $0.3 million, or 46.8%, to $0.7 million for the nine months ended September 30, 1999 from $0.4 million for the nine months ended September 30, 1998.

       General and administrative expenses increased by $2.4 million, or 113.3%, to $4.6 million for the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998. The increase was primarily due to general and administrative expenses at ENR and RaiLink, which had $0.8 million and $0.7 million, respectively, for the nine month period ended September 30, 1999 and the write-off of costs at DVRC of $0.5 million.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased by approximately $0.7 million, or 32.7%, to $2.9 million for the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998. The increase in interest expense is primarily due to funding of the acquisitions of ENR and RaiLink.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

       OPERATING REVENUES. Transportation revenue increased by $6.9 million, or 168.4%, to $10.9 million for the three months ended September 30, 1999 from $4.0 million for the three months ended September 30, 1998. The increase was primarily due to increased carloads related to the acquisitions. The North American transportation revenue per carload decreased to $215 from $309 primarily due to the acquisition of a rail line in Canada that hauls a significant amount of bridge traffic at a lower rate per car than the Company's existing rail lines. North American carloads handled totaled 48,114 for the three months ended September 30, 1999, an increase of 35,017, or 267.4%, compared to 13,097 carloads in the prior year period. The increase was partially due to the acquisitions of ENR, RaiLink and TPW, which moved 2,014 carloads, 27,404 carloads and 3,687 carloads, respectively, for the three month period ended September 30, 1999. The Company's "same railroad" car loadings decreased by 8% from the third quarter of 1998 to the third quarter of 1999 due primarily to decreases in car loadings at the Company's Michigan and Minnesota railroads.

       Other revenues increased by $0.5 million, or 230.4%, to $0.7 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998. The increase was primarily due to other revenue generated at ENR and RaiLink, which had $0.1 million and $0.3 million, respectively, for the three month period ended September 30, 1999. Other revenues for the three months ended September 30, 1999 and 1998 consist of gains on sales of railroad assets, railroad lease and rental income and other miscellaneous income.

       OPERATING EXPENSES. Operating expenses increased by $6.4 million, or 221.6%, to $9.3 million for the three months ended September 30, 1999 from $2.9 million for the three months ended September 30, 1998. The increase was primarily due to the acquisitions of ENR, RaiLink and TPW which had $1.4 million, $4.3 million and $0.8 million, respectively, in operating expenses for the three months ended September 30, 1999. Operating expenses, as a percentage of transportation revenue, were 85.4% and 71.3% for the three months ended September 30, 1999 and 1998, respectively. The increase in operating ratio primarily relates to certain start-up costs at RaiLink and TPW and the relatively higher operating ratios on these new rail lines as compared to the Company's previously existing rail lines.

       Maintenance of way expenses increased by $1.2 million, or 251.7%, to $1.7 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998. The increase was primarily due to maintenance of way expenses at ENR, RaiLink and TPW of $0.2 million, $0.9 million and $0.1 million for the three months ended September 30, 1999, respectively.

       Maintenance of equipment expenses increased by $0.4 million, or 285.7%, to $0.6 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998. The increase was primarily due to maintenance of equipment expenses at RaiLink and TPW of $0.3 million and $0.1 million for the three months ended September 30, 1999, respectively.

       Transportation expense increased by $2.8 million, or 304.7%, to $3.7 million for the three months ended September 30, 1999 from $0.9 million for the three months ended September 30, 1998. The increase is due primarily to the transportation expenses at ENR, RaiLink and TPW of

$0.4 million, $1.9 million and $0.4 million, respectively for the three months ended September 30, 1999.

       Equipment rental increased by $0.2 million, or 137.8%, to $0.4 million for the three months ended September 30, 1999 from $0.2 million for the three months ended September 30, 1998.

       Selling, general and administrative expenses increased by $1.1 million, or 142.4%, to $1.9 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998. The increase was primarily due to the selling, general and administrative expenses at ENR, RaiLink and TPW of $0.3 million, $0.7 million and $0.1 million, respectively, for the three months ended September 30, 1999.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased by $0.6 million, or 86.4%, to $1.4 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998. The increase in interest expense was primarily due to funding of the acquisitions of ENR and RaiLink during the third quarter of 1999.

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

       The following table sets forth the operating revenues and expenses for the Company's international railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated. The results of international railroad operations include the operations of Freight Victoria from May 1, 1999 to September 30, 1999. As a result, the results of operations for the nine and three months ended September 30, 1999 are not comparable to the corresponding period of the prior year in certain material respects and are not indicative of the results which would have occurred had the acquisitions been consummated at the beginning of the respective periods. (in thousands).

                                                 For the Three Month                 For the Nine Months
                                                  Ended September 30,                 Ended September 30,
                                             ----------------------------      -------------------------------
                                                1999              1998            1999                 1998
                                             ----------        ----------      ----------          -----------
Revenue:
       Transportation revenue                $ 26,794          $ 4,821              $ 50,934         $ 10,291
       Other revenue                              137               16                 1,757               37
                                             --------          -------              --------         --------
Total revenue                                  26,931            4,837                52,691           10,328
                                             --------          -------              --------         --------
Operating Expenses:
       Transportation                          18,385            3,022                35,037            5,859
       General and administrative               1,450              424                 4,171            1,407
       Depreciation and amortization            1,751              222                 3,008              471
                                             --------          -------              --------         --------
Total operating expenses                       21,586            3,668                42,216            7,737
                                             --------          -------              --------         --------
Operating income                                5,345            1,169                10,475            2,591
Other income (expense)                         (5,457)              34                (6,967)             330
Minority interest in earnings                    (710)            (570)               (1,091)          (1,437)
                                             --------          -------              --------         --------
Income (loss) before income taxes            $   (822)         $    633             $  2,417         $  1,484
                                             ========          ========             ========         ========

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.


FERRONOR.

       OPERATING REVENUES. Transportation revenue increased by $3.5 million, or 34.0%, to $13.8 million for the nine months ended September 30, 1999 from $10.3 million for the nine months ended September 30, 1998. Ferronor's carloads handled totaled 68,788 for the nine months ended September 30, 1999, an increase of 17,962, or 35.3%, compared to 50,826 carloads in the nine months ended September 30, 1998. The increase in both carloads and revenue is due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. These increases were offset slightly by a decrease in the international traffic out of Argentina and Bolivia due to the slow down in the world economy in the second quarter of 1999.

       OPERATING EXPENSES. Operating expenses increased by $3.7 million, or 49.5%, to $11.2 million for the nine months ended September 30, 1999 from $7.5 million for the nine months ended September 30, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 81.0% and 72.6% for the nine months ended September 30, 1999 and 1998, respectively.

       OTHER INCOME (EXPENSE). Other income (expense) increased by $0.3 million, or 30.2%, to an expense of $1.4 million for the nine months ended September 30, 1999 from $1.1 million in expense for the nine months ended September 30, 1998. The increase is primarily due to interest on long term debt incurred for project financing related to the two new mine operations.

FREIGHT VICTORIA

       OPERATING REVENUES. Operating revenues were $38.8 million for the period May 1, 1999 through September 30, 1999. These revenues consisted of $29.3 million of freight revenue, $7.9 million of track access fees and $1.6 million of other operating revenue.

       OPERATING EXPENSES. Operating expenses were $30.8 million for the period May 1, 1999 through September 30, 1999. These expenses consisted of $5.6 million of maintenance of way costs, $2.2 million of maintenance of equipment costs, $18.5 million in transportation costs, $2.3 million of general and administrative costs and $2.2 million in depreciation. Freight Victoria's operating ratio for the five-month period was 79.4%.

       OTHER INCOME (EXPENSE). Other income (expense) was a net expense of $6.4 million. This amount consisted of $4.4 million in interest expense, $1.8 million in amortization of funding costs related to the bridge financing and $0.2 million in exchange rate loss. The exchange rate loss relates to the $100 million bridge loan financing which is borrowed in U.S. dollars while Freight Victoria's functional currency is the Australian dollar.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

FERRONOR

       OPERATING REVENUES. Transportation revenue increased by $0.8 million, or 15.7%, to $5.6 million for the three months ended September 30, 1999 from $4.8 million for the three months ended September 30, 1998. Ferronor's carloads handled totaled 25,377 for the three months ended September 30, 1999, a increase of 8,210, or 47.8%, compared to 17,167 carloads in the three months ended September 30, 1998.

       OPERATING EXPENSES. Operating expenses increased by $0.9 million, or 25.9%, to $4.5 million for the three months ended September 30, 1999 from $3.6 million for the three months ended September 30, 1998. The increase was due to Ferronor commencing movement of iron ore out of the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 81.3% and 74.5% for the three months ended September 30, 1999 and 1998, respectively.

       OTHER INCOME (EXPENSE). Other (expense) decreased by $0.3 million, or 67.7%, to an expense of $0.2 million for the three months ended September 30, 1999 from $0.5 million in expense for the three months ended September 30, 1998.

FREIGHT VICTORIA

       OPERATING REVENUES. Operating revenues were $21.4 million for the three months ended September 30, 1999. These revenues consisted of $13.3 million of freight revenue, $7.9 million of track access fees and $0.2 million of other operating revenue.

       OPERATING EXPENSES. Operating expenses were $16.9 million for the three months ended September 30, 1999. These expenses consisted of $3.8 million of maintenance of way costs, $1.0 million of maintenance of equipment costs, $9.9 million in transportation costs, $0.7 million of general and administrative costs and $1.5 million in depreciation. Freight Victoria's operating ratio for the three months ended September 30, 1999 was 79.3%.

       OTHER INCOME (EXPENSE). Other income (expense) was an expense of $5.9 million. This amount consisted of $2.8 million in interest expense, $1.1 million in amortization of funding costs related to the bridge financing and $2.0 million in exchange rate loss. The exchange rate loss for the three months ended September 30, 1999 relates to the $100 million bridge loan financing which is borrowed in U.S. dollars while Freight Victoria's functional currency is the Australian dollar.

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

       KSI, located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies. Government sales represented approximately 40.0% of KSI's sales for the first nine months of 1999 and 25.9% of total manufacturing sales for the first nine months of 1999. Management anticipates that the percentage of sales to government agencies will remain relatively constant over the next several years based upon contracts that KSI entered into with such entities. KSC, located in Trois Rivieres, Quebec, was established in 1985 and manufactures bulk-hauling truck trailers. KSC products are marketed to the solid waste, agricultural and construction industries.

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

       On November 12, 1999, management adopted a plan to sell its specialty truck trailer manufacturing subsidiary business, Kalyn/Siebert and retained the investment banking firm of ING Barings LLC to facilitate the sale. At this time, management is unable to estimate the proceeds to be received from such sale nor whether such sale will be completed within one year, although management does not believe the Company will incur a loss from the sale. Accordingly, the result of operations of Kalyn/Siebert continue to be presented in the Company's results from continuing operations.


COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

       The following table sets forth the income and expense items for the nine months ended September 30, 1999 and 1998 and the percentage relationship of income and expense items to net sales for the periods indicated (in thousands):

                                                          FOR THE NINE MONTHS ENDED
                                                 ------------------------------------------
                                                 SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                 ------------------      ------------------
Net sales                                          $33,859   100.0%      $29,785   100.0%
Cost of goods sold                                  25,098    74.1%       21,150    71.0%
                                                   -------   ------      -------   ------
Gross profit                                         8,761    25.9%        8,635    29.0%
Selling, general and
  administrative expenses                            2,772     8.2%        2,478     8.3%
Depreciation and amortization                          778     2.3%          633     2.1%
                                                  --------    -----      -------    -----
Income from operations                               5,211    15.4%        5,524    18.5%
Interest and other income(expense)                     112     0.3%         (274)    0.9%
                                                   -------    -----       -------   -----
Income before taxes                                $ 5,323    15.7%      $ 5,250    17.6%
                                                   =======    =====      =======    =====

         NET SALES. Net sales increased by $4.1 million, or 13.7%, to $33.9 million for the nine months ended September 30, 1999 from $29.8 million for the nine months ended September 30, 1998. The net sales increase consisted of an increase of $0.1 million in KSI's sales and $4.0 million in KSC's sales. The increase was primarily due to trailers produced in the KSC facility acquired in April 1998. KSI sold 552 trailers for the nine months ended September 30, 1999 and 662 trailers for the nine months ended September 30, 1998. KSC sold 329 trailers for the nine months ended September 30, 1999 and 174 trailers for the nine months ended September 30, 1998. KSI's average price per trailer sold was approximately $41,900 for the nine months ended September 30,1999 and $32,900 for the nine months ended September 30, 1998. KSC's average price per trailer sold was approximately $31,800 for the nine months ended September 30,1999 and $40,300 for the nine months ended September 30, 1998. The decrease in average price per trailer is due to the changing mix in production at KSC. They are currently producing more flat-bed trailers than they were in 1998 and they have a lower price per unit. Sales to governmental agencies represented 40.0% and 35.9% of KSI's net sales for the nine months ended September 30, 1999 and 1998, respectively. The trailer manufacturing division had a backlog of orders consisting of approximately $15.7 million at September 30, 1999 compared to $22.5 million at September 30, 1998.

         COST OF GOODS SOLD. Cost of goods sold increased by a $4.0 million, or 18.7% to $25.1 million for the nine months ended September 30, 1999 from $21.1 million for the nine months ended September 30, 1998. The cost of goods sold increase consisted of an increase of $4.0 million in KSC's cost of goods sold. Cost of goods sold was 74.1% of net sales for the nine months ended September 30, 1999 compared to 71.0% for the nine months ended September 30, 1998. The increase was due to a higher percentage of sales being from KSC, which has a lower gross profit margin on its trailer sales then KSI. KSI's and KSC's cost of goods sold were 68.3% and 84.8%, respectively, for the nine months ended September 30, 1999, compared to 68.6% and 77.4% for the nine months ended September 30, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate than the old KSC facility and also the change in trailer production mix.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly to $2.8 million for the nine months ended September 30, 1999 from $2.5 million for the nine months ended September 30, 1998 but decreased slightly as a percentage of sales. KSI's and KSC's selling, general and administrative expenses were $1.9 million and $0.9 million, respectively, for the nine months ended September 30, 1999.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         The following table sets forth the income and expense items for the three months ended September 30, 1999 and 1998 and the percentage relationship of income and expense items to net sales for the periods indicated (in thousands):

                                                           FOR THE THREE MONTHS ENDED
                                                 -------------------------------------------
                                                 SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                 ------------------       ------------------
Net sales                                          $10,902   100.0%         $10,126   100.0%
Cost of goods sold                                   8,105    74.3%           6,919    68.3%
                                                   -------   -----          -------   -----
Gross profit                                         2,797    25.7%           3,207    31.7%
Selling, general and
  administrative expenses                              972     8.9%             877     8.7%
Depreciation and amortization                          261     2.4%             254     2.5%
                                                   -------   -----          -------   -----
Income from operations                               1,564    14.3%           2,076    20.5%
Interest and other expenses                            (37)    0.3%            (115)    1.1%
                                                   -------   -----          -------   -----
Income before taxes                                $ 1,527    14.0%         $ 1,961    19.4%
                                                   =======   =====          =======   =====

         NET SALES. Net sales increased by $0.8 million, or 7.7%, to $10.9 million for the three months ended September 30, 1999 from $10.1 million for the three months ended September 30, 1998. The net sales increase consisted of a decrease of $0.4 million in KSI's sales and an increase of $1.2 million in KSC's sales. The increase was primarily due to trailers produced in the KSC facility acquired in April 1998. KSI sold 152 trailers for the three months ended September 30, 1999 and 211 trailers for the three months ended September 30, 1998. KSC sold 114 trailers for the three months ended September 30, 1999 and 69 trailers for the three months ended September 30, 1998. KSI's average price per trailer sold was approximately $47,000 for the three months ended September 30, 1999 and $34,900 for the three months ended September 30, 1998. KSC's average price per trailer sold was approximately $31,100 for the three months ended September 30,1999 and $34,700 for the three months ended September 30, 1998. Sales to governmental agencies represented 30.4% and 48.8% of KSI's net sales for the three months ended September 30, 1999 and 1998, respectively.

         COST OF GOODS SOLD. Cost of goods sold increased by $1.2 million, or 17.1% to $8.1 million for the three months ended September 30, 1999 from $6.9 million for the three months ended September 30, 1998. The cost of goods sold increase consisted of an increase of $1.2 million in KSC's cost of goods sold. Cost of goods sold was 74.3% of net sales for the three months ended September 30, 1999 compared to 68.3% for the three months ended September 30, 1998. KSI's and KSC's cost of goods sold were 68.2% and 85.7%, respectively, for the three months ended September 30, 1999, compared to 65.1% and 77.3% for the three months ended September 30, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate than the old KSC facility and also the change in trailer production mix.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $1.0 million for the three months ended September 30, 1999 from $0.9 million for the three months ended September 30, 1998 but remained fairly constant as a percentage of sales. KSI's and KSC's selling, general and administrative expenses were $0.7 million and $0.3 million, respectively, for the three months ended September 30, 1999.

CORPORATE OVERHEAD

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering, tax return preparation, investor relations, etc. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased approximately $0.8 million, or 29.8%, to $3.5 million for the nine months ended September 30, 1999 from $2.7 million for the nine months ended September 30, 1998. The increase was primarily due to costs associated with managing and overseeing the new operations acquired within the last twelve months.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $17.7 million for the nine months ended September 30, 1999. This amount includes $7.2 million in net income, $8.7 million in depreciation and amortization and an increase in accounts payable of $4.3 million.

         Cash used in investing activities was $44.6 million for the nine months ended September 30, 1999. The Company's main use of cash during the first nine months of 1999 was $8.5 million for acquisitions and $36.2 million for the purchase of property, plant and equipment. Approximately $10.8 million of these purchases were for the purchase of the assets of the E&N Railway.

         The Company's cash provided by financing activities was $35.0 million for the nine months ended September 30, 1999 consisting of the net proceeds of approximately $11.9 million from the private placement of restricted common stock and $4.1 million from the sale of preferred stock. In addition, the Company's net borrowings increased by $22.6 million primarily due to the above mentioned purchase of E&N assets and certain acquisitions.

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

         The bridge loan is due and payable on April 30, 2000. The Company has the option to convert the bridge loan into a term loan which would mature April 30, 2009. If the Company exercises the option to convert the bridge loan, on April 30, 2000, it will be required to pay a 1% fee of the converted balance in additional fees and issue warrants equal to 10% of the Company's outstanding common stock. The bridge loan bears interest at a rate equal to the London Interbank Offered Rate plus the applicable margin. The applicable margin initially is 500 basis points and increases by 50 basis points every 90 days. The Company has agreed with Barclays Bank PLC that if the bridge loan is not repaid by November 30, 1999 the Company will issue 50,000 warrants and the interest rate increases by 200 basis points. If the bridge loan converts to a term loan, the lender will have the right to elect to fix the interest rate. The bridge loan is guaranteed by the Company and is collateralized by liens on all of the assets of Freight Victoria and by a pledge of the stock of certain of the Company's subsidiaries. The facility agreement contains significant restrictions on RailAmerica and its subsidiaries that are a party to the agreement, including without limitation restrictions on additional indebtedness, liens, sales of assets and capital expenditures. The Company is pursuing its available alternatives for refinancing the bridge loan.

         In August 1999, the Company issued $22.5 million aggregate principal amount of its junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually, commencing January 31, 2000. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10, subjected to adjustment in selected circumstances. The debentures mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par, plus accrued but unpaid interest thereon to the date of redemption, in whole or in part, if the closing price of RailAmerica's common stock is above 200% of the conversion price for 10 consecutive trading days.

         As of September 30, 1999, the Company had working capital of $24.0 million compared to working capital of $14.6 million as of December 31, 1998. Cash on hand as of September 30, 1999 was $13.9 million compared to $5.8 million as of December 31, 1998. The increases in working capital and cash primarily related to the acquisition of Freight Victoria. The Company's cash flows from operations historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant, and equipment, and to satisfy the Company's interest requirements.

         The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") with RailTex and a wholly-owned subsidiary of the Company whereby the Company will acquire through a merger all of the stock of RailTex for a purchase price of $13.50 per share plus two-thirds of a share of the Company's common stock, subject to reallocation under specified circumstances. The Company has received a commitment from Donaldson, Lufkin & Jenrette
("DLJ") to finance the acquisition, refinance existing debt of the Company, refinance existing debt of RailTex and provide working capital. DLJ's financing commitment provides for three senior secured facilities: (1) a $185.0 million six-year Term A loan facility, (2) a $200.0 million seven-year Term B loan facility, and (3) a $50.0 million six-year revolving credit facility. In addition, the DLJ financing commitment provides for the issuance of $95.0 million of subordinated increasing rate notes as bridge financing if other cash proceeds are not raised. The Company may also sell certain assets to facilitate the transaction. There can be no assurance that the financing contemplated by the DLJ financing commitment will be consummated. If the Company does not consummate financing pursuant to the DLJ financing commitment and alternate financing is unavailable upon terms acceptable to the Company, the Company will be unable to complete the Merger with RailTex and will be in default of the Merger Agreement.

         Assuming the merger is completed and the financing contemplated by the DLJ financing commitment is consummated, the Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months. The Company anticipates using cash flows and borrowings to consummate the RailTex merger and anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment of approximately $3.6 million and capital expenditures at KSI of approximately $0.3 million. In addition, the Company anticipates capital expenditures of approximately $10.0 million over the next twelve months primarily related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that will be used to fund certain of the capital expenditures. Additionally, Ferronor has a loan commitment to fund the remainder of the expansion and anticipates closing on this financing later in 1999. The Company anticipates spending approximately $0.5 million over the next six months to refurbish the office building that it purchased in July 1998. The Company has a firm commitment to refinance the building on a permanent basis. The financing is anticipated to close in the fourth quarter of 1999. Freight Victoria's capital expenditures are estimated to be $10.0 million over the next twelve months and the Company anticipates paying for these through cash generated from Freight Victoria's operations. RaiLink and TPW's capital expenditures are estimated to be $4.9 million and $2.8 million, respectively, over the next twelve months and the Company anticipates paying for these through cash generated from operations supplemented by borrowings on the Revolver. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate an acquisition or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of November 12, 1999, the Company had approximately $4.8 million of availability under the Revolver.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through such increases in its freight rates and trailer prices.

IMPACT OF YEAR 2000

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date- sensitive functions are not Year 2000 compliant, they may recognize a date "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, inability to interchange information with connecting railroads or engage in similar normal business activities.

         Many of our systems and related software are currently Year 2000 compliant and we have a program in place designed to bring the remaining software and systems into Year 2000 compliance in time to minimize any significant detrimental effect on operations. We are utilizing internal personnel and outside vendors to identify Year 2000 problems, modify and/or update programs and hardware and test the modifications.

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

         The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $0.5 million. The total amount expended through September 30, 1999 is approximately $0.45 million.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be minimized. The discussions above also include our recent acquisitions Freight Victoria, RaiLink and TPW.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition of additional railroads and other transportation-related companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other transportation-related companies; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Any material adverse change in the financial condition or results of operations of KSI or Freight Victoria would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3. MARKET RISK DISCLOSURE

         The Company has exposure to market risk for changes in interest rates relating to certain of its debt obligations. The Revolver's interest rate is tied to either the bank's prime rate or LIBOR at the option of the Company. The Revolver had a balance of approximately $117.7 million as of September 30, 1999. Interest on the $100 million bridge loan used for the acquisition of V/Line Freight is tied to London Interbank Offered Rate. Certain of the Company's debt in its Chilean subsidiary has interest rates which are tied to LIBOR.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 1999, the Company sold $22.5 million of its 6% junior convertible subordinated debentures which mature on July 31, 2004. The debentures are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price per share of $10.00, subject to adjustment in specified circumstances. At the Company's option, the debentures may be redeemed at par, plus accrued and unpaid interest thereon to the date of redemption, in whole or in part, if the closing price of the common stock is above 200% of the conversion price for ten consecutive trading days. In addition to these debentures, investors received warrants to purchase an aggregate of 676,363 shares of common stock at an exercise price of $10.50 per share, subject to adjustment in specified circumstances. These warrants expire on August 5, 2004. Stonegate Securities, Inc. acted as placement agent to assist in offering these debentures to accredited investors. The Company believes the sale of these debentures and warrants is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder.

         In connection with the private placement of 6% junior convertible subordinated debentures, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock, at an exercise price of $10.50 per share to Stonegate Securities, Inc. These warrants expire on July 31, 2001. The Company believes the sale of these warrants is exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION

         On September 3, 1999, the Company, through its wholly-owned subsidiary, Florida Rail Lines, Inc., completed the acquisition of all the outstanding common stock of The Toledo, Peoria and Western Railroad Corporation ("TPW") from CSX Transportation, Delaware Ostego Corporation, and other shareholders for an aggregate purchase price of $18 million (including the repayment of indebtedness), subject to certain adjustments. The Company funded the acquisition through its revolving line of credit. TPW is headquartered in East Peoria, Illinois and provides rail freight services to customers in the Midwest United States and operates over rail lines running from Fort Madison, Iowa across North Central Illinois to Logansport, Indiana.

         On October 14, 1999, the Company, and its wholly owned subsidiary, Cotton Acquisition Corp., entered into an agreement and plan of merger with RailTex, Inc. ("RailTex"), providing for the acquisition by the Company of all of the outstanding common stock of RailTex for an aggregate purchase price of approximately $325 million (including the assumption of RailTex's outstanding long term debt). Pursuant to the acquisition, RailTex's shareholders will receive $13.50 in cash and two-thirds of a share of the Company's common stock in exchange for each share of RailTex stock. It is anticipated that following the acquisition, RailTex shareholders will own approximately 35% of the combined company. The transaction, which is expected to close in early 2000, is subject to shareholder approval by both companies, any necessary regulatory approvals and other customary closing conditions. RailTex is headquartered in San Antonio, Texas and operates approximately 4,100 route miles of rail line concentrated in the southeastern, Midwestern, Great Lakes and New England regions of the United States and Eastern Canada.

         On November 12, 1999, management adopted a plan to sell is specialty truck trailer manufacturing subsidiary business, Kalyn/Siebert and retained the investment banking firm of ING Barings LLC to facilitate the sale. At this time, management is unable to estimate the proceeds to be received from such sale nor whether such sale will be completed within one year, although management does not believe the Company will incur a loss from the sale. Accordingly, the result of operations of Kalyn/Siebert continue to be presented in the Company's results from continuing operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27    Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 1999:

         1. Current Report on Form 8-K, dated September 3, 1999, was filed with the Securities and Exchange Commission on September 20, 1999 in connection with the Company's acquisition of the railroad freight business of The Toledo, Peoria and Western Railroad Corporation.

         2. A Current Report on Form 8-K, dated July 26, 1999, was filed with the Securities and Exchange Commission on August 6, 1999 in connection with the Company's acquisition of the railroad freight business of RaiLink, Ltd. An amendment to the Form 8-K was filed with the Securities and Exchange Commission on October 5, 1999.

         3. A Current Report on Form 8-K/A, dated July 14, 1999, was filed with the Securities and Exchange Commission on July 16, 1999 in connection with the Company's acquisition of the railroad freight business of V/Line Freight Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAILAMERICA, INC.

Date: November 15, 1999

                                               By: /s/ Gary O. Marino
                                                   -----------------------------
                                               Gary O. Marino as Chairman,
                                               Chief Executive Officer and as
                                               Principal Financial Officer