Form 10-K
period 1999-12-31
RAILAMERICA INC /DE
filed 2000-03-30
CIK 887637

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

   For the fiscal year ended December 31, 1999  Commission File Number 0-20618

                                   ----------

                                RAILAMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    65-0328006
    ----------------------------                   -----------------------
    (State or Other Jurisdiction                         (IRS Employer
          of Incorporation)                         Identification Number)

      5300 Broken Sound Blvd, N.W.
           BOCA RATON, FLORIDA                                 33487
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6015

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value

                          Common Stock Purchase Rights

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2000 computed by reference to the average bid and asked prices of registrant's common stock reported on NASDAQ on such date was $96.5 million.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 23, 2000 was 18,676,021.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's proxy statement for the Annual Meeting of Stockholders (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I

Item 1.    Business                                                                                  3
Item 2.    Properties                                                                               22
Item 3.    Legal Proceedings                                                                        28
Item 4.    Submission of Matters to a Vote of Security Holders                                      28


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                                 29
Item 6.    Selected Financial Data                                                                  30
Item 7.    Management's Discussion and Analysis                                                     31
Item 7a.  Market Risk                                                                               46
Item 8.    Financial Statements                                                                     47
Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                               47

PART III

Item 10.  Directors and Executive Officers of the Registrant                                        48
Item 11.  Executive Compensation                                                                    48
Item 12.  Security Ownership of Certain Beneficial Owners and Management                            48
Item 13.  Certain Relationships and Related Transactions                                            48


PART IV

Item 14.  Exhibits and Reports on Form 8-K                                                          49

Signatures

         This Form 10-K contains certain "forward-looking" statements within the meaning of The Private Securities Act of 1995 and information relating to RailAmerica, Inc. and it subsidiaries that are based on the beliefs of the Company's management and that involve known and unknown risks and uncertainties. When used in this report "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, relationships with vendors, fuel costs, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, the inability to integrate successfully the acquired operations, the ability to service debt, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward looking statements.

PART I

ITEM 1.  BUSINESS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company" or "RailAmerica") is the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. RailAmerica owns/leases, operates or has equity interests in, a diversified portfolio of 50 railroads with approximately 12,500 miles of track located in the United States, Australia, Canada and Chile. Through its diversified portfolio of rail lines, the Company operates in numerous geographic regions with varying concentrations of commodities hauled. The Company believes that individual economic and seasonal cycles in each region may partially offset each other.

         The Company was incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. The Company's principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and its telephone number at that location is (561) 994-6015.

         The Company's strategy is to grow through (i) the integration of the newly acquired properties, including RailTex, Inc. ("RailTex"), (ii) the creation of new business and improvement in operating performance of newly added and currently operated properties and (iii) the continuance of selective acquisitions in North America and Internationally and divestiture of non-core lines.

RECENT DEVELOPMENTS

Since January 1, 1999, the Company has completed the following acquisitions:

o in February 2000, the Company acquired RailTex, a leading owner and operator of short line freight railroads concentrated in the southeastern, midwestern, Great Lakes and New England regions of the United States and in eastern Canada, with approximately 4,100 miles of freight rail lines in North America, for total consideration of approximately $128 million in cash, approximately 6.6 million shares of RailAmerica common stock, valued at $60.8 million, and assumption of approximately $111 million in debt. As a result of the acquisition, former RailTex shareholders owned approximately 35 % of the Company's common stock at the time of the merger;

o in September 1999, the Company acquired The Toledo, Peoria and Western Railroad Corporation ("TPW"), a regional freight railroad with 369 miles of rail lines in the central United States, for an aggregate purchase price of $18 million, including the assumption of debt and subject to closing working capital adjustments;

o in July 1999, the Company acquired RaiLink Ltd. ("RaiLink"), the third largest freight rail system in Canada, which owns or operates approximately 1,620 miles of rail lines and has an approximately 26% interest in a railroad company operating another 740 miles, for an aggregate purchase price of $71 million, including the assumption of debt;

o in April 1999, the Company acquired the business of V/Line Freight Corporation, the freight railroad of Australia's Victorian Government, with approximately 3,150 miles of rail lines in Australia, for total consideration of $103 million. The Company operates this business through its wholly owned subsidiary Freight Victoria Limited, which does business as Freight Victoria;

o in January 1999, the Company acquired the assets of the Esquimalt and Nanaimo Railway Company, a 181 mile rail line in British Columbia, Canada, which operates as E&N Railway Corporation, for an aggregate purchase price of $11 million.

         In November 1999, the Company announced a plan to sell its trailer manufacturing operations, Kalyn/Siebert. This business has been classified as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         In February 2000, the Company's wholly owned subsidiary Freight Victoria announced that it will begin doing business as Freight Australia.

BUSINESS STRATEGY

         The Company's strategy is to expand its position as a leading owner and operator of short line and regional railroads in selected markets worldwide. Key elements of this strategy include:

         INTEGRATE RECENT ACQUISITIONS INTO THE COMPANY'S OPERATIONS. A key element to the Company's strategy will be to implement a comprehensive integration plan focusing on areas such as rationalizing staffing, regionalizing operations, centralizing corporate functions and management information systems and the elimination of other duplicative costs including public company costs and board of director fees. Should the Company be unable to integrate successfully the acquired operations, the Company's operating results and financial condition may be materially adversely affected.

         GROW INTERNALLY THROUGH FOCUSED SALES, MARKETING EFFORTS AND CUSTOMER SERVICE. The Company will continue to focus on increasing traffic in each of the Company's markets by aggressively marketing the Company's customer service to its customers and bolstering sales efforts. In many cases, customer service and sales and marketing at railroads that the Company has acquired have been neglected by the previous owners. The Company has purchased a number of rail lines from Class I railroads. Due to the size of the Class I railroads and their concentration on long-haul traffic, the Class I operators typically have not effectively marketed these branch line operations.

         Once the Company acquires a rail property the Company undertakes steps to improve the local sales and marketing efforts and to increase the railroad's focus on customer service. Due to the Company's decentralized management structure and a flexible, cross-trained employee base, the Company is able to provide flexible and customized solutions that were not previously available to the customers under the ownership of a Class I operator. This increased focus on service enables the Company to reestablish relationships with customers who had previously dropped service.

         In addition, the Company's management has been successful at increasing traffic by further penetrating the acquired railroad's existing customer base. As a result, typically revenues increase and profitability improves once the Company acquires and integrates a railroad. The Company's management intends to continue this successful strategy by deepening its relationships with customers and further improving upon its local sales and marketing efforts.

         MAINTAIN CLOSE RELATIONSHIPS WITH CLASS I RAILROADS. Since all of the Company's North American short line properties interchange with at least one Class I railroad, the Company maintains close relationships with all of the North American Class I railroads. The Company believes that these relationships will enable the Company to pursue new business opportunities on existing rail properties and acquire additional short line freight lines from the Class I railroads.

         CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. The Company expects that opportunities to acquire select North American short line rail properties will continue to become available over the next several years. The Company intends to selectively make acquisitions of properties at an attractive purchase price and with the potential for substantial improvement in revenue and profitability, in similar geographic regions or clusters so that synergies and economies of scale may be achieved. The Company expects that those acquisitions will increase product diversification in order to further mitigate the effects of seasonal or cyclical fluctuations.

         The Company also expects to make acquisitions in economically and politically stable international markets as a result of an increasing number of governments seeking to privatize their national rail systems. In particular, the Company believes that further acquisition opportunities exist within Australia, and that the Company has a significant advantage over its competitors in completing acquisitions of Australian rail properties given its current operating status in the region. The Company has been successful at improving operating efficiencies and reducing costs at the recently acquired Freight Victoria and Ferronor railroads and the Company believes it will be able to achieve success at other international acquisitions.

         DIVERSIFICATION. RailAmerica believes that its revenue diversification limits its exposure to geographic, economic and customer related risks, while positioning the Company to take advantage of a broad range of business opportunities. This diversification, and the stability it provides to the Company's operations, differentiates it from other regional and short line carriers. Diversification also enables the Company to develop and maintain close relationships with essentially all major rail carriers in North America.

         DIVESTITURES. In order to capitalize on opportunities more profitable to its overall portfolio and to minimize the amount of management time and effort on the smaller properties in its portfolio and to reduce debt, it may from time to time divest certain of its non-core railroad properties. The Company believes there is a market for such divestitures among other smaller short line operating companies and selected strategic buyers.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company currently owns, leases and/or operates 43 rail properties in North America and has equity interests in an additional five rail properties. All of the Company's North American rail properties are short line railroads that provide transportation services for both on-line customers and Class I railroads which interchange with the Company's rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from the Class I interchanges. Each of the Company's North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul make the Company's rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers.

         UNITED STATES. The Company owns/leases and operates 33 short line rail properties in the United States with approximately 5,000 miles of track. The Company's United States properties are geographically diversified and operate in 24 states. The Company has clusters of rail properties in the southeastern, midwestern, Great Lakes and New England regions of the United States. The Company believes that this cluster strategy provides economies of scale and helps achieve operational synergies.

         CANADA. The Company owns/leases and operates 10 short line rail properties in Canada with approximately 2,200 miles of track. The Company's Canadian properties are geographically diversified and operate in six provinces. The Company has clusters of rail properties in Alberta, southern Ontario and eastern Quebec. The Company also owns a 26% equity interest in Quebec Railway Corporation, a railroad company operating five railroads in southeastern Canada.

         SALES AND MARKETING. The Company focuses on providing rail service to its customers that is easily accessible, reliable and cost-effective. Following commencement of operations, the Company's railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. The Company believes its ability to generate additional traffic is enhanced by its marketing efforts which are aimed at identifying and responding quickly to the individual business needs of customers along its rail lines. As part of its marketing efforts, the Company often schedules more frequent rail service, helps customers negotiate price and service levels with interchange partners and assists customers in obtaining the quantity and type of rail equipment required for their operations. The Company also provides non-scheduled train service on short notice to accommodate customers' special or emergency needs.

          The Company's decentralized management structure is an important element of its marketing strategy. Significant discretion with respect to sales and marketing activities is given to the Company's North American regional marketing managers and international marketing managers. Each regional marketing manager works closely with personnel of the Company's railroads and with other members of senior management to develop marketing plans to increase shipments from existing customers and to develop business from new customers. The Company also works with the marketing staffs of the connecting Class I carriers to develop an appropriate array of rail-oriented proposals to meet customers' needs and with industrial development organizations to locate new rail users. The Company considers all of its employees to be customer service representatives and encourages them to initiate and maintain regular contact with shippers.

         TRAFFIC. Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Bridge traffic neither originates nor terminates on a rail carrier's line, but rather passes over the line from one connecting rail carrier to another.

         Traffic which originated or terminated on RailAmerica's lines generated 89% and 100% of the Company's total freight revenue in 1999 and 1998, respectively. The Company believes that higher levels of interline and local traffic provide it with greater stability of revenues because such traffic represents shipments to or from customers located along its lines, unlike bridge traffic, which cannot be easily diverted to other rail carriers.

         The following table summarizes freight revenue by type of traffic carried by the Company's railroads in 1999 and 1998, in dollars and as a percent of total freight revenue.

                                 FREIGHT REVENUE
                             (DOLLARS IN THOUSANDS)

                                       1999                      1998
                                -------------------       --------------------
      Interline                  $31,905      86.5%       $14,979        99.1%
      Local                          945       2.6%           142         0.9%
      Bridge                       4,019      10.9%           --           --
                                 -------     -----        -------       -----
                                 $36,869     100.0%       $15,121       100.0%
                                 =======     =====        =======       =====

         CONNECTING CARRIERS. All of RailAmerica's short line properties interchange traffic with Class I railroads. The following table summarizes the Company's significant connecting carriers in 1999 and 1998 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                              INTERCHANGED TRAFFIC

                                                   1999                    1998
                                           -------------------     -----------------------
                                                 FREIGHT                  FREIGHT
                                            REVENUES CARLOADS      REVENUES      CARLOADS

Canadian Pacific                             28.5%       24.4%        --          --
Burlington Northern Sante Fe Railway         26.6%       34.2%       63.0%       66.2%
Canadian National Railways                   20.4%       21.6%        --          --
CSXT Transportation, Inc.                    14.6%       10.0%       31.5%       28.2%
Union Pacific Corporation                     3.5%        3.3%        1.9%        1.8%
All other railroads                           6.4%        6.5%        3.6%        3.8%
                                            ------      ------      ------      ------
    Total interchanged traffic              100.0%      100.0%      100.0%      100.0%
                                            ======      ======      ======      ======



         Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation of a shipment from origin to destination, including the portion that travels over the Company's lines. The Company's revenues from such traffic are generally collected through fees paid directly to the Company by the connecting carriers rather than by customers on its lines and are payable regardless of whether the connecting carriers are able to collect from the customers. The fees payable by connecting carriers are set forth in contracts entered into by each of the Company's railroads with their respective connecting carriers and are subject to periodic adjustments.

         CUSTOMERS. In 1999, the Company served more than 500 customers in North America who shipped and/or received a wide variety of products. The Company's railroads are typically the only rail carriers directly serving their customers. Although most of the Company's North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 1999, the Company's 10 largest North American customers accounted for approximately 39% of North American transportation revenue. One of these customers accounted for approximately 12% of the Company's North American transportation revenue.

         COMMODITIES. The following table sets forth by number and percentage the carloads hauled by our North American railroads during the years ended December 31, 1999, 1998 and 1997.

                       CARLOADS CARRIED BY COMMODITY GROUP

                                   YEAR ENDED                    YEAR ENDED                     YEAR ENDED
                                DECEMBER 31, 1999             DECEMBER 31, 1998              DECEMBER 31, 1997
                                -----------------             -----------------              -----------------
             COMMODITY      CARLOADS      % OF TOTAL       CARLOADS      % OF TOTAL        CARLOADS      % OF TOTAL
         -----------------  --------      ----------       --------      ----------        --------      ----------
Railroad equipment                37,023       24%                  --       0%                  --        0%
Paper and forest products         29,991       19%               9,152       19%              9,797       21%
Agriculture                       28,140       18%              15,349       31%             13,185       29%
Steel & scrap steel               10,956       7%                1,695       3%               1,562        3%
Food products                      9,736       6%                5,272       11%              4,928       11%
Chemicals/fertilizer               8,522       6%                4,936       10%              4,418       10%
Petroleum products                 5,678       4%                  135       0%                  --        0%
Coal                               5,504       4%                4,898       10%              3,877        8%
Containers                         5,033       3%                   --       0%                  --        0%
Minerals & stones                  4,066       3%                4,879       10%              5,247       11%
Auto parts                         3,415       2%                  683       1%                 755        2%
Other                              6,927       4%                2,520       5%               2,438        5%
                                   -----                         -----                        -----
        Total                    154,991      100%              49,519      100%             46,207       100%
                                 =======                        ======                       ======

* - Railroad equipment includes bridge traffic on the Company's Ottawa Valley Railway

         EMPLOYEES. Currently, the Company has approximately 1,300 full-time railroad employees in North America. A majority of the approximately 400 Canadian employees are subject to collective bargaining agreements as well as approximately 200 of the 900 United States employees.

         SAFETY. The Company endeavors to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by the Company's railroads. The Company's safety program, led by the Assistant Vice President of Safety, involves all of the Company's employees and is administered on a daily basis by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, proper radio procedures and all other areas subject to governmental rules and regulations. Each employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. The Company believes that each of its North American railroads complies in all material respects with federal, state and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. The Company also participates in governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line Railroad Association Safety Committee.

         COMPETITION. In acquiring rail properties, the Company competes with other short line and regional railroad operators, some of which have greater financial resources than the Company. Competition for rail properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as a successful acquirer of short line rail properties, combined with its managerial resources, effectively positions it to take advantage of future acquisition opportunities.

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

INTERNATIONAL RAILROAD OPERATIONS

         AUSTRALIAN RAILROAD OPERATIONS

         In Australia, the Company owns Freight Victoria, a regional freight railroad operating in the State of Victoria. Freight Victoria is the Company's wholly owned Australian subsidiary that purchased the assets and business of V/Line Freight Corporation from the Government of the State of Victoria,

Australia on April 30, 1999 for total consideration of approximately $103 million. The assets purchased from V/Line Freight Corporation included 106 locomotives and over 2,600 rail cars. In addition, Freight Victoria prepaid to the State of Victoria the rental payments of a 45-year lease to operate 3,150 miles of track. The present value of the lease payments totaled approximately $60 million.

         In February 2000, Freight Victoria announced that it will begin doing business as Freight Australia.

         CUSTOMERS. Freight Victoria's customers span a variety of industries, with particular emphasis on companies in the Australian agricultural industry for whom we carry bulk grain and other agricultural products.

         MAJOR CONTRACTS. Freight Victoria generates a substantial percentage of its revenue from contracts with the Australian Wheat Board and the Government of Victoria's Passenger Rail Authority. In addition, Freight Victoria has recently entered into a contract with GrainCo, a private Australian agricultural commodities company.

o AUSTRALIAN WHEAT BOARD - Through a recently renewed five-year contract with the Australian Wheat Board, Australia's only government-owned grain export agency, Freight Victoria hauls grain from points on its rail system to various export terminals throughout the State of Victoria, including the port of Melbourne and other industrial locations. Pursuant to this contract, Freight Victoria is guaranteed to haul 90% of all wheat harvested in Victoria and specified surrounding areas, and destined for export abroad, and receives fixed-rate fees for the transportation services. The contract expires in September 2005. Freight Victoria, under this new contract is provided a 90% guarantee for additional grain-growing regions of southeastern Australia (including specified areas of New South Wales) and, correspondingly, a greater amount of tonnage to be hauled. Australian Wheat Board represented 19% of Freight Victoria's transportation revenue for the period May 1, 1999 to December 31, 1999.

o V/LINE PASSENGER - In connection with the acquisition of Freight Victoria, the Company entered into a long-term agreement granting the Victoria Passenger Rail Authority track access for its V/Line passenger train business. Under the contract, Freight Victoria provides track entitlements and maintenance for the passenger train business and receives minimum fees of $16 million per year (subject to escalation each year) in return for providing such access and maintenance. The contract is non-cancelable and expires in 2006. V/Line Passenger access revenue represented 23% of Freight Victoria's transportation revenue for the period May 1, 1999 to December 31, 1999.

o GRAINCO - In September 1999, Freight Victoria entered into a two-year contract with GrainCo, an Australian agricultural commodities company. Under the terms of this agreement, Freight Victoria will generate total revenue of approximately $4 million per year. GrainCo, a private Australian company, operates an agricultural products brokerage, trading and distribution business through facilities located throughout the state of Victoria, including a large new facility in the Port of Melbourne. GrainCo handles Australian agricultural product shipments, including grain, barley and other cereals, destined for both the domestic Australian market as well as export.

         COMMODITIES. The following table sets forth by dollar amount (in thousands) and percentage Freight Victoria's transportation revenue for the period from May 1, 1999 to December 31, 1999.

                         COMMODITY                  US$ AMOUNT      % OF TOTAL
                         ---------                  ----------      ----------

Agricultural products                                   24,613          40%
Track access fees                                       12,430          21%
Intermodal containers                                    7,470          12%
Fast track*                                              6,744          11%
Bulk (i.e. cement, gypsum, stone, logs)                  6,213          10%
Interstate                                               3,484           6%
                                                       -------           --
        Total transportation revenue                    60,954         100%
                                                       =======         ====

 * Fast Track - Freight Victoria's Fast Track business transports products which typically are less than a container load of freight (the majority of traffic are either parcels or pallets). Services offered to customers include depot-to-depot, depot-to-door, and door-to-door. The Fast Track business has six metropolitan sites and services 24 regional freight centers. Road contractors perform local pick-up and delivery to and from the freight centers.

         EMPLOYEES. Freight Victoria currently has approximately 650 employees. A majority of these employees are subject to collective bargaining agreements.

CHILEAN RAILROAD OPERATIONS

         In February 1997, the Company, through a newly formed, wholly owned subsidiary, RailAmerica de Chile S.A., acquired 55% of the outstanding voting stock of Ferronor for approximately $7.2 million. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. RailAmerica was joined in the purchase of Ferronor by Andres Pirazzoli y Cia, Ltda. ("APCO"), a Chilean contractor providing equipment and mechanized services to the forest industry.

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

         CUSTOMERS. Ferronor's customers are principally in the mining industry. Ferronor had two customers who each represented more than 10% of the transportation revenue in Chile. The customers represented 43% and 40% of the Chilean transportation revenue for 1999.

         MAJOR CONTRACTS. Ferronor, in 1996, entered into a new 20-year take-or-pay agreement with CMH, a large Chilean mining company. The contract outlines the terms for the transport of approximately 5.2 million tons of iron pellets annually, commencing July 1998. The contract guarantees a minimum of 4.0 million tons per year at a rate of US$1.45/ton. The contract has escalators based on general inflation rates and the cost of fuel. Ferronor expects the contract to yield a minimum of US$8.6 million per year in additional revenue.

         During 1998, Ferronor entered into a new 10-year transportation contract with SQM Nitratos S.A. that the Company estimates will yield aggregate revenues of approximately US$68 million. The contract calls for the movement of approximately 500,000 tons annually of potassium chloride and potassium sulfite from the Minsal Salt Flats mine in northern Chile to Coya Sur, a distance of 128 miles, with further service 54 miles to Tocopilla, in conjunction with the Tocopilla railroad. Movements commenced in mid 1998.

         COMMODITIES. Iron ore and nitrates accounted for approximately 43% and 40%, respectively, of Ferronor's revenue for 1999.

         EMPLOYEES. Ferronor currently has approximately 255 full-time employees. A majority of Ferronor's employees are subject to collective bargaining agreements.

TRAILER MANUFACTURING OPERATIONS

         Kalyn/Siebert, Inc ("KSI"), located in Gatesville, Texas, was established in 1968 and manufactures a broad range of specialty truck trailers. KSI products are marketed to customers in the construction, trucking, agricultural, railroad, utility, and oil industries. In addition, a substantial portion of KSI's sales are to the military and several other local and federal government agencies. During the second quarter of 1999, KSI's assets and operations were transferred to a Texas limited partnership, Kalyn/Siebert L.P. KSI is the 1% general partner and a newly formed, wholly owned subsidiary of the Company, KS Boca, Inc., is the 99% limited partner.

         In January 1998, the Company, through its wholly-owned subsidiary, KSI, acquired all of the outstanding stock of Fabrex, Inc. and its affiliate, Services Remorques Plus, Inc. Fabrex's operations have been combined into Kalyn/Siebert Canada ("KSC"), a wholly-owned subsidiary of KSI. KSC is a manufacturer of specialty bulk-hauling truck trailers located in Trois-Rivieres, Quebec, Canada. KSC's products are marketed to the solid waste, agricultural and construction industries.

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been classified as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         PRODUCTS. KSI manufactures an extensive variety of light, medium and heavy duty truck trailers. The Company's products include the following:

o FLATBED TRAILERS. Flatbed trailers, also known as platform trailers, are generally used to carry loads such as steel and building materials. The Company produces a wide variety of flatbed trailers, including straight frames, drop frames and multi-axle units for specialized loads. KSI's leading product in this category is the KDP-80, a 48 foot drop deck flatbed trailer which is purchased primarily by commercial customers. This trailer has a 10 foot spread on the tandem axle which allows more weight per axle than narrower tandems.

o LOWBED TRAILERS. Lowbed trailers, also known as lowboy trailers or California legals, generally haul heavy equipment such as electrical transformers or grain silos. Lowbed trailers are equipped with up to 18 axles and have the capacity to haul up to 300 ton loads. Heavy equipment lowbeds are used by heavy haulers, specialized carriers and riggers, larger construction and engineering firms and highly-specialized members of the aerospace and automotive industries. The products constituting this category include the following trailers: fixed neck lowbed, folding neck lowbed, detachable lowbed, and the mechanical removable gooseneck, which is KSI's leading trailer by sales in this product line.

o OTHER PRODUCTS. KSI manufactures a sliding-axle trailer which can be used to transport heavy equipment such as forklifts and similar equipment. KSI also manufactures a specialty van trailer for the United States Tank Automotive Command ("TACOM"), a Department of Defense unit established to consolidate purchases for various branches of the military, which has special dolly-style suspensions and removable landing gear so that it can be shipped on military transport cargo planes. These specialty van trailers can be used for tactical combat purposes or as storage containers. Another specialty trailer is a double drop totally enclosed trailer for hauling rocket engines.

o PARTS AND ACCESSORIES. Replacement parts and accessories are primarily sold to dealers.

         KSC produces specialty bulk-hauling truck trailers used in the solid-waste, agricultural, and construction industries. Historically, approximately 85% of KSC's sales have been transfer trailers and 80% of these have been made in aluminum. KSC began producing dump trailers in 1995. In 1998, these trailers represented approximately 15% of KSC's sales. The dump trailers consist of approximately 70% aluminum and 30% steel. During the second half of 1998, KSC began producing KSI flatbed trailers in its newly acquired facility.

         MANUFACTURING AND ENGINEERING. KSI considers its engineering expertise, combined with the manufacturing experience of its work force, to be key competitive advantages. KSI utilizes this experience in its marketing by including manufacturing personnel in initial meetings with potential KSI customers to assist in defining and meeting the customer's objectives. This team approach often results in new and unique ways to satisfy customer needs and facilitates effective communication throughout the organization.

         Each of KSI's trailers is manufactured from highly customized designs based on detailed customer specifications of each aspect of the trailer, including dimensions, structural requirements, fabrication materials, component parts and accessories. KSI's computer assisted design allows its engineers to readily modify trailer component designs and generate new designs based on customer needs.

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

         KSI's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5 acre site, which were constructed between 1969 and 1998. The Company expects that this site will be able to meet its manufacturing goals for the foreseeable future.

         At acquisition date, Fabrex, was producing its trailers at a 45,000 square foot manufacturing facility located in Trios Rivieres, Quebec, Canada, midway between Montreal and Quebec City. In April 1998, KSC purchased an additional 105,000 square-foot manufacturing facility on a 36.7 acre site located adjacent to KSC's existing plant in Trois-Rivieres, Quebec, Canada.

         MARKETING AND DISTRIBUTION. KSI's marketing strategy is focused on offering a broad range of high-quality, customized trailers manufactured to the design specifications of its customers. These products are marketed and distributed through a network of approximately 140 independent dealers throughout North America and through a direct sales force. During 1998 approximately 50% of independent dealers maintained inventories of KSI trailers.

         Presently, up to 75% of all of KSI's commercial sales are made to dealers, with the balance representing direct retail sales by its sales force. KSI's sales staff consists of a vice president, seven sales managers, and an advertising manager. The sales staff is supported by registered mechanical design engineers and draftsmen. KSC's sales staff consists of a V.P. sales and five sales managers.

         In the United States the majority of sales are done through a network of dealers. KSC also has access to KSI's extensive dealer base in the United States.

         CUSTOMERS. The majority of sales in the government segment are to the General Services Administration ("GSA"), the purchasing arm of most non-military agencies, and to TACOM. KSI has been awarded "Blue Ribbon Contractor" status with TACOM. As a result of this status, KSI receives a 10% preference on bids for certain contracts. Sales to governmental agencies represented 35%, 36% and 37% of KSI's manufacturing revenue for the years ended December 31, 1999, 1998 and 1997. A substantial decrease in orders by the GSA and/or TACOM could have a material adverse effect on KSI's business and results of operations.

         KSC's trailers are used in the solid-waste, agricultural and construction industries. Waste disposal companies are KSC's largest market segment. In addition, during the second half of 1998 KSC began producing and marketing KSI type flatbed trailers.

         Unit sales of new truck trailers have historically been subject to substantial variation. Sales of new truck trailers have historically been subject to a five- to seven-year replacement cycle. Additionally, periods of economic recession in the United States have previously resulted in declines in the profitability of the trucking industry. Future decreases in the demand for truck trailers due to economic downturns or cyclical decreases would likely have a material adverse effect on RailAmerica's business and results of operations.

         BACKLOG. As of December 31, 1999, KSI's backlog of orders was approximately $14.0 million, compared to $18.3 million as of December 31, 1998. As of December 31, 1999, KSC's backlog of orders was approximately $2.3 million, compared to $3.7 million as of December 31, 1998. KSI and KSC include in its backlog only those orders for trailers for which a confirmed customer order has been received. KSI manufactures trailers mostly to customer or dealer orders and does not typically maintain an inventory of "stock" trailers in anticipation of future orders.

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

         EMPLOYEES. Currently, KSI has 172 full-time employees in the trailer manufacturing operation. None of the KSI employees are subject to a collective bargaining agreement. Currently, KSC has 140 full-time employees in the trailer manufacturing operation of which approximately 90 are subject to a collective bargaining agreement.

REGULATION

         UNITED STATES. The Company's subsidiaries in the United States are subject to various safety and other laws and regulations by numerous government agencies, including (1) regulation by the Surface Transportation Board ("STB") and the Federal Railroad Administration ("FRA"), (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (3) regulation by agencies in the states in which the Company does business. Additionally, the Company is subject to STB regulation in connection with its acquisition of new railroad properties. As a result of the enactment in 1980 of the Staggers Rail Act, which amended the Interstate Commerce Act, and the enactment of the ICC Termination Act of 1995, there has been a significant relaxation in regulation governing rail carriers, which management believes has greatly simplified the purchase and sale of short line railroad properties and expedited the closing of such transactions.

         The STB has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad's tracks through lease, joint use or trackage rights, the rates charged for their transportation services, and the service provided by rail carriers. The ICC Termination Act replaced the Interstate Commerce Commission ("ICC") with the STB. The ICC Termination Act also abolished labor protective conditions applicable to numerous types of rail transactions. Labor protective conditions cannot be imposed on the sale of a railroad line to a new carrier. In the sale of a railroad line to a regional railroad, which is a railroad with annual revenues between $20 million and $250 million, as adjusted by the railroad revenue deflator, labor protection consists of the payment of up to one year of severance pay for employees affected by the transaction. In some instances of the sale of a railroad line to a small railroad, which is a railroad with annual revenues that are less than $20 million, as adjusted by the railroad revenue deflator, labor protection also consists of the payment of up to one year of severance pay for employees affected by the transaction. While imposition of labor protective conditions on line sales and transfers does not subject a rail line buyer to the seller's collective bargaining agreements, rates of pay, and other labor practices and does not unionize the buyer's operating and maintenance employees, it does entitle employees of the buyer or seller who are "adversely affected" by the transaction in terms of job loss, pay cuts, loss of overtime, loss of hours, loss of benefits, and moving expenses, to receive over a period of up to six years payments representing compensation for those losses. Generally, in a line sale or transfer, only the seller's or transferor's employees are affected.

         As a result of the Staggers Rail Act, railroads have received considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers. While the ICC Termination

Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

         Under the ICC Termination Act, the STB is funded through September 30, 2000. It is unclear whether the STB will be reauthorized in its present form. Under the ICC Termination Act, states lost their jurisdiction over economic regulation of interstate railroad transportation. All states retain some jurisdiction over safety related matters.

         The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.

         AUSTRALIA. Our Australian subsidiary, Freight Victoria, is subject to regulation in the State of Victoria by the Office of the Regulator-General. The Office of the Regulator-General (the "ORG") was established by the Office of the Regulator-General Act. The purpose of the ORG is to create a regulatory framework for regulated industries which promotes and safeguards competition and fair and efficient market conduct or, if there is no competitive market, which promotes the simulation of competitive market conduct and the prevention of misuse of monopoly power. These objectives were expanded by the Victorian Government in the RAIL CORPORATIONS ACT 1996 to ensure that rail users have fair and reasonable access to declared railway services.

         The RAIL CORPORATIONS ACT 1996 (the "RCA") regulates the operation of the State of Victoria's passenger trains and trams and rail network. Part 2A of the RCA outlines an access regime which potentially applies to railways and rail infrastructure and gives power to the ORG to regulate access to relevant services. At present, however, no rail transport services have been declared to be subject to the regime. ORG and the Department of Infrastructure, however, advise that a Discussion Paper in relation to the regulation of the rail transport authority is currently being prepared and is expected to be issued before the end of April 2000. This paper is likely to contain draft declarations (in relation to specific rail services which may be made subject to the access regime in Part 2A) and draft pricing orders.

         In the event that any services are declared to be "declared rail transport services" and thus become subject to the Part 2A access regime, Part 2A provides that:

         (1) manager of rail infrastructure and a provider and operator of rolling stock must: (1) use all reasonable endeavours to meet the requirements of persons seeking access to the declared rail transport services;

         (2) make a formal proposal of terms and conditions for access within 14 days after receiving a request for it to do so; and

         (3) at the request of a person seeking, or considering seeking, access provide to that person information as prescribed by ORG.

         In the following circumstances an application may be made in writing to ORG, by the operator or a person seeking access, for a determination:

         (1) if the operator has not made a formal proposal within 14 days after receiving a request for it to do so;

         (2) if the operator and a person seeking access cannot agree on the terms and conditions on which access is to be provided; and

         (3) a person considers that their right of access to a declared rail transport service has been hindered.

         A determination of ORG may, among other things:

         (1) require the operator to provide access to the service to the person seeking access;

         (2)      deal with the terms and conditions of access; and

         (3) specify the extent to which the determination overrides an earlier determination.

         In addition, the Governor in the Council may specify policies or principles which ORG must apply in:

         (1) determining any amount to be paid for access to a specified declared rail transport services; or

         (2)      determining the terms and conditions of access.

         In addition to complying with the above-described regulations, a manager of rail infrastructure and a provider and operator of rolling stock, must be accredited under the TRANSPORT ACT 1993. A corporation which manages rail infrastructure or operates rolling stock without accreditation is liable for a fine of $250,000.

         The Secretary to the Department of Infrastructure may take disciplinary action against an accredited person if the person has failed to comply with the requirements of accreditation or has permitted an unsafe practice or acted negligently. Disciplinary action which the Secretary may take includes disqualifying the person from holding an accreditation (for a period specified by the Secretary), suspension of the accreditation, early expiry of the accreditation and immediate or future cancellation of the accreditation.

         The person has a right of review concerning accreditation decisions and may apply to the Victorian Civil and Administrative Tribunal for a review of a decision made by the Secretary. An accreditation is personal to a person who holds it, it is not capable of being transferred of assigned or otherwise dealt with by the person who holds it and does not vest by operation of law in any other person.

         The TRANSPORT ACT contains detailed provisions authorizing the Secretary of the Department of the Infrastructure to carry out inspections and giving inspectors powers to enter and inspect premises (including, to test equipment and to seize property if appropriate). All actions must be reasonably necessary to determine compliance with the Transport Act. A search warrant or prior written consent of the occupier is necessary for entry into premises.

         The Secretary must conduct safety audits of every person accredited at least once every 12 months, to ensure that the accredited person is complying with the requirements of accreditation. The Secretary may charge the accredited person a fee for the safety audit service subject to the limits set out in the relevant regulations. An accredited person has a duty to inquire into accidents and incidents.

         CANADA. The Company's Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad operated by the subsidiary in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act ("CTA") which is issued on proof of insurance. Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.

         Short lines located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada's ten provinces have enacted new legislation which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under the short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a provincial railway.

         Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review by the Investment Canada Act (the "ICA"), a federal statute which applies to every acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. Whether or not an acquisition is subject to review under the ICA is dependent on the book value of the assets of the Canadian business being acquired. Acquisitions that are subject to review must, before their completion, satisfy the Minister responsible tor administering the ICA that the acquisition is of net benefit to Canada.

         Any contemplated acquisitions may also be subject to the provisions of the Competition Act (the "CA"), federal antitrust legislation of general application. The CA contains merger control provisions which apply to certain acquisitions. As a result, acquisitions exceeding specified asset and/or revenue thresholds may be subject to pre-merger notification and subsequent substantive review prior to their completion.

NORTH AMERICAN RAILROAD INDUSTRY

         The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 120,000 miles of track and represented 91.2% of total rail industry operating revenues of approximately $35.3 billion in 1998. In addition to large railroad operators, there were more than 500 short line and regional railroads, which generated approximately $3.1 billion of operating revenues and operated approximately 50,000 miles of track at year end 1998.

         The railroad industry is subject to regulations of various government agencies, primarily the STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 1998, the Class I railroads had operating revenues of at least $259.4 million, Class II railroads had revenues of $20.8 million to $259.4 million, and Class III railroads had revenues of less than $20.8 million.

         In compiling data on the U.S. railroad industry, the Association of American Railroads ("AAR") uses the STB's revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or earnings between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional thresholds.

                             1998 INDUSTRY OVERVIEW

                                                                   NUMBER OF
         TYPE OF RAILROAD                                          CARRIERS       1998 REVENUES     % OF REVENUES
         ----------------                                          ---------      -------------     -------------
         Class I                                                       9               $32.2              91.2%
         Regional                                                     35                 1.6               4.5
         Local                                                       515                 1.5               4.3
                                                                     ---               -----             -----
                   Total                                             559               $35.3             100.0%
                                                                     ===               =====             =====

         As a result of deregulation, Class I railroads have been able to concentrate on core, long-haul routes, while divesting many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as the Company. Divesting branch lines allows Class I railroads to increase traffic density, improve railcar utilization and avoid rail line abandonment. The proportion of total track miles operated by short line and regional railroads in the U.S. has increased dramatically as a result of these divestitures.

         Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture by Class I operators. Consequently, these transactions often result in net increases in divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

         Rail traffic may be categorized into three categories: interline, local and bridge. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other rail carriers. Bridge traffic neither originates nor terminates on a rail carrier's line, but rather passes over the line from one connecting carrier to another.

INTERNATIONAL RAILROAD INDUSTRY

         Freight railroad services in countries other than the United States and Canada are typically conducted at a loss. This is primarily the result of state-run railroads that are unresponsive to market needs and inefficiently operated. Due to economic necessity and a lack of cost-effective solutions, many countries are privatizing their rail operations. Recent examples include Mexico, Japan (for rail passenger service) and Australia.

         In the last several years several states in Australia have privatized their rail systems. The largest to-date being the V/Line Freight Corporation in the state of Victoria. It is anticipated that several other state rail systems as well as the national rail system will be privatized over the next several years.

ITEM 2. DESCRIPTION OF PROPERTY

NORTH AMERICAN RAILROAD PROPERTIES

         The following table sets forth certain information with respect to the North American railroad properties that the Company owned as of December 31, 1999:


                                Date of        Track                                 Principal
           Railroad             Acquisition    Miles    Structure    Location        Commodities
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Huron and Eastern Railway       March 1986       83     Owned        Michigan        Agricultural products, sugar
                                May 1988         55     Owned                        products, fertilizer
                                                 45     Leased
                                                  2     Trackage
                                                        rights
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Saginaw Valley Railway          Jan. 1991        10     Owned        Michigan        Agricultural products,
                                Apr. 1998        51     Owned                        fertilizer
------------------------------- -------------- -------- ------------ --------------- -------------------------------
South Central Tennessee         Feb. 1994        49     Leased       Tennessee       Wood products, frozen
Railroad                                          3     Trackage                     potatoes, paper products
                                                        rights
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Dakota Rail                     Sept. 1995       44     Contract     Minnesota       Plastics, lumber, scrap steel
                                                        for Deed
------------------------------- -------------- -------- ------------ --------------- -------------------------------
West Texas & Lubbock Railroad   Nov. 1995        104    Owned        Texas           Fertilizer, sodium sulfate,
                                                   4    Trackage                     cotton and cotton products
                                                        rights
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Cascade and Columbia River      Sept. 1996       131    Owned        Washington      Wood products, limestone,
Railroad                                           6    Trackage                     agricultural products
                                                        rights
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Otter Tail Valley Railroad      Oct. 1996        72     Owned        Minnesota       Coal, agricultural products,
                                                                                     fertilizer
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Minnesota Northern Railroad     Dec. 1996        167    Owned        Minnesota       Agricultural products, sugar
                                                  47    Trackage                     products, fertilizer, coal,
                                                        rights                       aggregates
------------------------------- -------------- -------- ------------ --------------- -------------------------------
St. Croix Valley Railroad       Aug. 1997        44     Easement     Minnesota       Agricultural products,
                                                  8     Trackage                     fertilizer, plastics
                                                        rights
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Ventura County Railroad         Aug. 1998         13    Leased       California      Automobiles, paper products
------------------------------- -------------- -------- ------------ --------------- -------------------------------
E&N Railway                     Jan. 1999         61    Owned        British         Lumber, paper products,
                                                 120    Leased       Columbia        propane
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Ottawa Valley (RaiLink)         July 1999        342    Leased       Ontario         Bridge traffic, forest
                                                                                     products, mining
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Southern Ontario (RaiLink)      July 1999         53    Leased       Ontario         Fuel, metals, agricultural
                                                                                     products
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Mackenzie Northern (RaiLink)    July 1999       650     Owned        Alberta,        Fuel, forest products,
                                                                     Northwest       agricultural products
                                                                     Territory
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Coronado Bonnyville (RaiLink)   July 1999       271     Owned        Alberta         Forest products, agricultural
                                                                                     products
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Central Western (RaiLink)       July 1999       103     Owned        Alberta         Agricultural products
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Lakeland & Waterways (RaiLink)  July 1999       202     Owned        Alberta         Petroleum coke
------------------------------- -------------- -------- ------------ --------------- -------------------------------
Toledo, Peoria and Western      Sept 1999       273     Owned        Indiana,        Intermodal, agricultural
Railroad                                          96    Trackage     Illinois, Iowa  products, fertilizers,
                                                        rights                       chemicals
------------------------------- -------------- -------- ------------ --------------- -------------------------------

         In February 2000, the Company acquired RailTex which operates the following 25 North American railroad properties:

------------------------------ --------------- -------- ----------- ----------------- ------------------------------
                               Date of         Track                                  Principal
          Railroad             Acquisition*    Miles    Structure   Location          Commodities
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Indiana & Ohio Railway         June 1996        576     Owned       Michigan, Ohio,   Autos, railroad equipment,
                                                        Leased      Indiana           agricultural products
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Missouri & Northern Arkansas   Dec 1992         497     Owned       Missouri,         Railroad equipment, coal,
Railroad                       Sept 1998         10     Leased      Arkansas, Kansas  agricultural products
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Central Oregon & Pacific       Dec 1994         336     Owned       Oregon            Lumber, paper products
Railroad                                        105     Leased
                                                  8     Trackage
                                                        rights
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
New England Central Railroad   Feb 1995         330     Owned       Vermont,          Lumber, paper products
                                                                    Massachusetts
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Indiana Southern Railroad      Apr 1992         170     Owned       Indiana           Coal
                                                  6     Trackage
                                                        rights
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Cape Breton & Central Nova     Oct 1993         245     Owned       Nova Scotia       Coal, paper, metals,
Scotia Railway                                                                        railroad equipment
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Dallas Consolidated (2 rail    Feb 1992           92    Leased      Texas             Food products, Non-metallic
lines)                         Jan 1999           89    Leased                        ores, paper products
                               Oct 1990         107     Leased
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
South Carolina Central         Dec 1987           58    Owned       South Carolina    Chemicals, metals, coal,
Railroad                                                                              paper products
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Goderich-Exeter Railway        Apr 1992           70    Owned       Ontario           Auto parts, chemicals,
                               Nov 1998           99    Leased                        non-metallic ores
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Michigan Consolidated          Dec 1987           67    Owned       Michigan, Ohio,   Agricultural products,
(3 rail lines)                 Dec 1990            7    Owned       Indiana           non-metallic ores, chemicals
                               July 1993          45    Owned
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Georgia Southwestern Railroad  June 1989         357    Leased      Georgia, Alabama  Non-metallic ores, lumber,
                               June 1995                                              chemicals
------------------------------ --------------- -------- ----------- ----------------- ------------------------------

------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Connecticut Southern           Sept 1996          23    Owned       Connecticut       Lumber, paper products,
                                                  55    Trackage                      chemicals
                                                        rights
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Virginia Consolidated          Nov 1988           75    Leased      Virginia, North   Coal, lumber
(3 rail lines)                 Nov 1987           53    Owned       Carolina
                               Apr 1990           82    Leased
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Central Railroad of Indiana    June 1998          81    Owned       Indiana, Ohio     Chemicals, minerals &
                                                                                      stones, metals
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
San Diego & Imperial Valley    Oct 1984          153    Trackage    California,       Petroleum, paper products,
Railroad                                                rights      Mexico            non-metallic ores
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Carolina Piedmont Railroad     Nov 1990           37    Owned       South Carolina    Chemicals, minerals &
                               Apr 1997           12    Owned                         stones, food products
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Pittsburgh Industrial          Dec 1996           42    Owned       Pennsylvania      Chemicals, metals, petroleum
Railroad
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Central Railroad of            June 1998          92    Leased      Indiana           Agricultural products,
Indianapolis                                            Trackage                      railroad equipment,
                                                        rights
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Ontario L'Original Railroad    Nov 1996           26    Owned       Ontario           Metals
------------------------------ --------------- -------- ----------- ----------------- ------------------------------
Texas-New Mexico Railroad      Sept 1989        107     Owned       Texas, New        Non-metallic ores, petroleum
                                                                    Mexico
------------------------------ --------------- -------- ----------- ----------------- ------------------------------

* - Date acquired by RailTex.

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

AUSTRALIAN RAILROAD PROPERTIES

         On April 30, 1999, the Company through its wholly owned subsidiary Freight Victoria, prepaid a 45-year lease to operate 3,150 miles of track in the State of Victoria, Australia.

TEXAS MANUFACTURING PROPERTIES

         KSI's manufacturing operations are conducted in thirteen Company owned buildings, totaling approximately 198,000 square feet on an 25.5-acre site, which were constructed over the period from 1969 to 1998. QUEBEC, CANADA MANUFACTURING PROPERTIES

         KSC's manufacturing operations are conducted in two Company owned buildings, totaling approximately 150,000 square feet on a 36.7-acre site.

ONTARIO, CANADA MOTOR CARRIER PROPERTIES

         Steel City Carriers leases a terminal it owns in Sault Ste. Marie, Ontario, Canada, which includes an office building housing administrative and dispatch offices, fabricating and service and a shop building. A 5-1/2 acre lot provides adequate space for the normal loading, unloading, movement and parking of tractors and trailers as well as for temporarily storing and transferring some shipments. The Company has entered into an agreement to sell the real estate and anticipates the sale closing in 12 to 24 months.

NORTH AMERICAN ROLLING STOCK

         The following tables summarize the composition of the Company's North American railroad equipment fleet as of December 31, 1999:

                                                                       FREIGHT CARS
         TYPE                                             OWNED           LEASED             TOTAL
         ----                                             -----        -------------         -----
         Covered hopper cars                               --                583              583
         Open top hopper cars                               48               204              252
         Tank cars                                         143               --               143
         Box cars                                          --                167              167
         Wood chip cars                                    --                 78               78
         Center-beam flat cars                             --                120              120
         Flat cars                                          12                10               22
                                                          ----           -------          -------
                                                           203             1,162            1,365
                                                          ====           =======          =======


                                                                       LOCOMOTIVES
                 HORSEPOWER/UNIT                          OWNED           LEASED             TOTAL
                 ---------------                          ------       -----------           -----
                 Over 2000                                   5               --                 5
                 1500 to 2000                               92               28               120
                 Under 1500                                 11               --                11
                                                          ----            ------             ----
                                                           108               28               136
                                                          ====            ======             ====

INTERNATIONAL ROLLING STOCK

         The following tables summarize the composition of the Company's Australian and Chilean railroad equipment fleet as of December 31, 1999:

                                  FREIGHT CARS
                                  ------------
TYPE                       CHILE     AUSTRALIA   TOTAL
----                       -----     ---------   -----
Covered hopper cars         --        1,157      1,157
Open top hopper cars         198        173        371
Box cars                     230        249        479
Intermodal containers       --          646        646
Tank cars                   --          335        335
Flat cars                    115         84        199
Gondola cars                  87       --           87
                           -----      -----      -----
                             630      2,644      3,274
                           =====      =====      =====

                                         LOCOMOTIVES
HORSEPOWER/UNIT            CHILE          AUSTRALIA           TOTAL
---------------            -----         ------------         -----
Over 2000                   --               40                 40
1500 to 2000                --               23                 23
Under 1500                   32              43                 75
                           ----            ----               ----
                             32             106                138
                           ====            ====               ====

         All of the international equipment fleet is owned by the Company.

         Based on current and forecasted traffic levels on the Company's railroads, management believes that its present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support its operations. Management believes that the Company's insurance coverage with respect to its property and equipment is adequate.

ADMINISTRATIVE OFFICES

         The Company maintains its principal executive office in Boca Raton, Florida. In July 1998, the Company purchased a 59,500 square foot office building, located in Boca Raton, Florida, for approximately $4.6 million and has renovated it for an additional $3.2 million. Approximately 17,500 square feet of this building is being used as the Company's new corporate headquarters. The remaining 42,000 square feet of space is currently leased to a single tenant.

         Freight Victoria's administrative office is in Melbourne, Australia. Freight Victoria leases approximately 20,000 square feet of space from the Victorian Government for AUS$310,000 annually. The lease term is May 1, 1999 to May 31, 2004.

         Ferronor's administrative office is in Coquimbo, Chile. Ferronor owns a three story 21,600 square foot office building in Coquimbo. This building was included as part of the February 1997 acquisition of Ferronor by the Company.

ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims some of which are currently pending. Litigation is subject to many uncertainties and the Company may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. Other than ordinary routine litigation incidental to the Company's business, no other litigation exists.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective March 6, 1997, the Company's common stock began trading on the Nasdaq National Market under the symbol "Rail". Prior to March 6, 1997, the Company's common stock traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Set forth below is high and low bid information for the common stock as reported on the NASDAQ system for each quarter of 1998 and 1999. All such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.


1998                                                              HIGH SALES PRICE             LOW SALES PRICE
----------------------------------------------------------- ----- ---------------------- ----- ----------------------
First Quarter                                               $          7 23/32           $          6
Second Quarter                                                         7 3/16                       5 15/16
Third Quarter                                                          6 3/8                        5
Fourth Quarter                                                         8 3/4                        5 5/16
----------------------------------------------------------- ----- ---------------------- ----- ----------------------


1999                                                             HIGH SALES PRICE              LOW SALES PRICE
---------------------------------------------------------- ----- ---------------------- ------ ----------------------
First Quarter                                              $            10 1/4          $         7 11/16
Second Quarter                                                          10 5/16                   8 3/4
Third Quarter                                                           10 3/4                    9 1/8
Fourth Quarter                                                           9 15/16                  7 1/16
---------------------------------------------------------- ----- ---------------------- ------ ----------------------

2000                                                             HIGH SALES PRICE             LOW SALES PRICE
---------------------------------------------------------- ----- ---------------------- ----- ----------------------
First Quarter (through March 21)                           $              9 1/16        $         5 3/4
---------------------------------------------------------- ----- ---------------------- ----- ----------------------

         As of March 21, 2000, there were 522 holders of record of the common stock. The Company has never declared or paid a dividend on its common stock. The ability of the Company to pay dividends in the future will depend on, among other things, restrictive covenants contained in loan or other agreements to which the Company may be subject.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations for the year ended December 31, 1999 include the results of the railroads acquired in 1999 as follows: Freight Victoria, effective April 30, 1999, RaiLink, effective August 1, 1999 and TPW, effective September 1, 1999. The statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from, and are qualified by reference to, audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The statement of operations data set forth below for the periods ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from the audited financial statements of the Company not included herein (thousands, except operating data).


                                                   YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                   1995         1996       1997        1998       1999
                                   -----       ------     -----       -----        ----
INCOME STATEMENT DATA

  Operating revenue               $  7,205    $ 12,020   $ 24,496   $ 37,256   $125,372
  Operating income                     541       2,529      3,365      5,497     21,268
  Income (loss) from
    continuing operations              (40)        478        288        113      6,026
  Basic earnings per
    common share from
    continuing operations         $  (0.15)   $   0.10   $   0.02   $   0.01   $   0.45
Diluted earnings per
    common share from
    continuing operations         $  (0.15)   $   0.09   $   0.02   $   0.01   $   0.43
Weighted average
    common shares - Basic            4,554       4,966      8,304      9,553     11,090

BALANCE SHEET DATA

 Total assets                     $ 34,469    $ 65,215   $ 95,141   $130,964   $443,928
 Long-term debt, including
     current maturities             16,274      37,788     47,603     66,327    162,827
 Subordinated debt,
   including current maturities      3,879       2,212      2,212       --      122,449
 Redeemable convertible
    preferred stock                     --        --         --         --        8,830
  Stockholders' equity               9,149      15,992     26,814     34,760     69,314

OPERATING DATA

  Freight Carloads                  18,505      25,871     69,140    117,535    394,177
  Track Mileage                        450         930      2,330      2,400      8,400
  Number of full time
     employees                         265         275        542        652      1,707

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The Company's principal operations include the operation of North American short line freight railroads and international regional railroads. The Company hauls various products, which historically have consisted primarily of agricultural commodities, for its customers corresponding to their local operating areas. The Company recognizes railroad transportation revenue after services are provided.

         On February 4, 2000, the Company acquired RailTex through a merger of one of its wholly owned subsidiaries with and into RailTex for approximately $128 million in cash, assumption of $111 million in debt and approximately 6.6 million shares of the Company's common stock valued at $60.8 million. RailTex owned and operated 25 short line freight railroads with approximately 4,100 miles of track concentrated in the southeastern, midwestern, Great Lakes and New England regions of the United States and eastern Canada. In connection with the acquisition, we entered into a credit agreement providing $330 million of senior term loans and $50 million of senior revolving loans. In addition, a wholly owned subsidiary of the Company issued $95 million of subordinated bridge notes and another wholly owned subsidiary issued $50 million of asset sale bridge notes, in connection with the acquisition.

         Set forth below is a discussion of the historical results of operations for the Company's North American, international railroad operations and discontinued trailer manufacturing operations and motor carrier operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of its acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                                                       DATE OF ACQUISITION
----------------                                                       -------------------
Evansville Terminal Company ("ETC")                                    July 1, 1996
                                                                         (disposed of September 30, 1997)
Cascade and Columbia River Railroad                                    September 6, 1996
Otter Tail Valley Railroad                                             October 1, 1996
Gettysburg Railway and Gettysburg Scenic Rail Tours                    November 18, 1996
                                                                         (disposed of October 31, 1997)
Minnesota Northern Railroad                                            December 28, 1996
St. Croix Valley Railroad                                              September 8, 1997
Ventura County Railroad                                                September 1, 1998
E&N Railway                                                            January 6, 1999
RaiLink properties (6 railroads)                                       August 1, 1999
Toledo, Peoria and Western Railroad                                    September 1, 1999

         As a result, the results of operations for the years ended December 31, 1999, 1998 and 1997 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions been completed at the beginning of the periods presented.

         The acquisition of RailTex occurred after the periods presented and RailTex's results of operations are not included in the discussion.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.

                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                     1999      1998      1997
                                     ----      ----      ----
Operating Revenue:
    Transportation revenue          $38,842   $15,388   $14,737
    Other revenue                     2,095       802     1,277
                                    -------   -------   -------
Total operating revenue              40,937    16,190    16,014
                                    -------   -------   -------
Operating Expenses:
    Maintenance of way                5,486     1,974     2,231
    Maintenance of equipment          1,912       675       678
    Transportation                   12,232     3,605     3,799
    Equipment rental                  1,039       347       599
    General and administrative        6,927     3,095     2,457
    Depreciation and amortization     3,594     1,570     1,337
                                    -------   -------   -------
Total operating expenses             31,190    11,266    11,101
                                    -------   -------   -------
Operating income                      9,747     4,924     4,913
    Interest and other expense        5,472     2,852     2,842
                                    -------   -------   -------
Income before income taxes          $ 4,275   $ 2,072   $ 2,071
                                    =======   =======   =======

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         OPERATING REVENUES. Transportation revenue increased $23.4 million, or 152%, to $38.8 million for the year ended December 31, 1999 from $15.4 million for the year ended December 31, 1998. The increase was primarily due to increased carloads resulting from 1999 acquisitions. The transportation revenue per carload decreased to $238 from $303 per car primarily due to the acquisition of a rail line in Canada that hauls a significant amount of bridge traffic at a lower rate per car than the Company's other rail lines and intermodal traffic on the newly acquired TPW which also moves at a lower rate per car than the

Company's other rail lines. Carloads handled totaled 154,991 for the year ended December 31, 1999, an increase of 105,472, or 213%, compared to 49,519 for the year ended December 31, 1998. The increase was primarily due to the acquisitions of E&N Railroad, the RaiLink properties and TPW, which moved 7,839, 77,328 and 16,981 carloads, respectively, for the year ended December 31, 1999. The Company's "same railroad" car loadings and revenue increased 2% and 5%, respectively, for the year ended December 31, 1999 compared to the year ended December 31, 1998.

         Other revenue increased $1.3 million, or 161%, to $2.1 million for the year ended December 31, 1999 from $0.8 million for the year ended December 31, 1998. Other revenues for 1999 and 1998 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The increase was primarily due to acquisitions of the RaiLink properties and TPW, which had $0.7 million and $0.4 million, respectively, in other revenue for the year ended December 31, 1999.

         OPERATING EXPENSES. Operating expenses increased $19.9 million, or 177%, to $31.1 million for the year ended December 31, 1999 from $11.3 million for the year ended December 31, 1998. The increase was primarily due to the acquisitions of E&N Railroad, the RaiLink properties and TPW, which had $4.4 million, $11.1 million and $3.4 million, respectively, in operating expenses for the year ended December 31, 1999 and the write-off of $0.6 million in costs related to the discontinuance of the Delaware Valley Railway. Operating expenses, as a percentage of transportation revenue, were 80.3% and 73.2% for 1999 and 1998, respectively. Exclusive of the write-off of costs at the Delaware Valley Railway, the operating ratio was 78.7% for 1999. The increase was due primarily to higher operating ratios at the railroads acquired in 1999 compared to the Company's previously existing railroads. Management anticipates an improvement in the operating ratio over the next twelve months, exclusive of seasonality, as the new operations are assimilated into the Company's North American operations.

         Maintenance of way expenses increased approximately $3.5 million, or 178%, to $5.5 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998. The increase was primarily due to the maintenance of way expenses at E&N Railroad, the RaiLink properties and TPW of $0.4 million, $2.3 million and $0.4 million, respectively, for the year ended December 31, 1999.

         Maintenance of equipment increased $1.2 million, or 183%, to $1.9 million for the year ended December 31, 1999 from $0.7 million for the year ended December 31,1998. The increase was primarily due to the maintenance of equipment expenses at E&N Railroad, the RaiLink properties and TPW of $0.2 million, $0.8 million and $0.2 million, respectively, for the year ended December 31, 1999.

         Transportation expense increased $8.6 million, or 239%, to $12.2 million for the year ended December 31, 1999 from $3.6 million for the year ended December 31, 1998. The increase was primarily due to the transportation expenses at E&N Railroad, the RaiLink properties and TPW of $1.5 million, $5.1 million and $1.6 million, respectively, for the year ended December 31, 1999. In addition, the Company's transportation expenses for 1999 were negatively impacted by the increasing fuel prices throughout the year. Fuel prices have continued to increase this year, which may continue to have a negative impact on operating results.

         Equipment rental increased $0.7 million, or 199%, to $1.0 million for the year ended December 31, 1999 from $0.3 million for the year ended December 31, 1998. The increase was primarily due to the equipment rental expenses at E&N Railroad and TPW of $1.0 million and $0.4 million, respectively, for the year ended December 31, 1999 partially offset by increased earnings on certain of the Company's leased rail car fleets.

         General and administrative expenses increased $3.8 million, or 124%, to $6.9 million for the year ended December 31, 1999 from $3.1 million for the year ended December 31, 1998. The increase was primarily due to general and administrative expenses at E&N Railroad, the RaiLink properties and TPW of $1.1 million, $1.6 million and $0.4 million, respectively, for the year ended December 31, 1999 and the write-off of costs at DVRC of $0.6 million.

         Depreciation and amortization increased $2.0 million, or 129%, to $3.6 million for the year ended December 31, 1999 from $1.6 million for the year ended December 31, 1998. The increase was primarily due to the acquisitions in 1999.

         INTEREST AND OTHER EXPENSES. Interest and other expenses increased $2.6 million, or 92%, to $5.5 million for the year ended December 31, 1999 from $2.9 million for the year ended December 31, 1998. The increase in interest expense was primarily due to increased borrowings in connection with the acquisitions of E&N Railroad, RaiLink and TPW.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         OPERATING REVENUES. Transportation revenues increased $0.7 million, or 4.4%, to $15.4 million for the year ended December 31, 1998 from $14.7 million for the year ended December 31, 1997. The transportation revenue per carload decreased to $303 from $308 per car primarily due to the difference in product mix hauled between 1998 and 1997. Carloads handled totaled 49,519 for the year ended December 31, 1998, an increase of 3,312, or 7.2%, compared to 46,207 for the year ended December 31, 1997.

         Other revenues decreased $0.5 million, or 37.2%, to $0.8 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. Other revenues for 1998 and 1997 consist of gain on sales of railroad assets, easement sales, railroad lease and rental income and other miscellaneous income. The decrease was primarily due to certain gains on sale of assets during 1997 with no corresponding sales of assets in 1998.

         OPERATING EXPENSES. Operating expenses increased $0.2 million, or 1.8%, to $11.3 million for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997. Operating expenses, as a percentage of transportation revenue, were 73.2% and 75.3% for 1998 and 1997, respectively.

         Maintenance of way expenses decreased $0.2 million, or 11.5%, to $2.0 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997 primarily due to increased track work being performed as part of scheduled maintenance programs at the West Texas and Lubbock Railroad ("WTLR") and the Huron and Eastern Railway ("HESR") during 1997.

         Maintenance of equipment expenses remained fairly constant at $0.7 million for the years ended December 31, 1998 and 1997.

         Transportation expense decreased $0.2 million, or 5.1%, to $3.6 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997 primarily due to the dispositions of ETC, Gettysburg Railway and Gettysburg Scenic Rail Tours in 1997.

         Equipment rental decreased $0.3 million, or 42.0%, to $0.3 million for the year ended December 31, 1998 from $0.6 million for the year ended December 31, 1997. The decrease is primarily due to increased utilization of the Company's leased railcar fleet. Cascade and Columbia River Railroad ("CCRR") and Minnesota Northern Railroad ("MNR") equipment rental expenses decreased by 78.8% and 137.4% respectively due to increased earnings offsetting equipment rental expense on their railcar fleets.

         General and administrative expenses increased $0.6 million, or 26.0%, to $3.1 million for the year ended December 31, 1998 from $2.5 million for the year ended December 31, 1997. MNR had selling, general and administrative expenses of $0.5 million in 1998 compared to $0.3 million for the year ended December 31, 1997, an increase of $0.2 million. Otter Tail Valley Railroad had selling, general and administrative expenses of $0.3 million in 1998 compared to $0.2 million for the year ended December 31, 1997, an increase of approximately $0.1 million. St. Croix Valley Railroad had selling, general and administrative expenses of $0.1 million for the year ended December 31, 1998, an increase of $0.1 million from $15,000 in 1997.

         Depreciation and amortization increased $0.3 million, or 17.4%, to $1.6 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997.

           INTEREST AND OTHER EXPENSES. Interest and other expenses remained fairly constant at $2.9 million for the years ended December 31, 1998 and 1997.

INTERNATIONAL RAILROAD OPERATIONS

         All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated. The results of international railroad operations for the years ended December 31, 1998 and 1997 include only Ferronor. The results of operations for the year ended December 31, 1999 also include the operations of Freight Victoria from May 1,

1999 to December 31, 1999. As a result, the results of operations for the year ended December 31, 1999 are not comparable to the prior years in certain material respects and are not indicative of the results which would have occurred had the acquisition been consummated at the beginning of the respective periods.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                              FOR THE YEAR ENDED
                                                                 ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                   1999                  1998               1997
                                                   ----                  ----               ----
Revenue:
       Transportation revenue                   $    80,069             $  14,915         $  7,287
       Other revenue                                  2,404                 1,009              775
                                                -----------            ----------       ----------
Total revenue                                        82,473                15,924            8,062
                                                -----------             ---------        ---------
Operating expenses:
       Transportation                                54,706                 8,982            5,113
       General and administrative                     7,391                 1,724            1,137
       Depreciation and amortization                  4,660                   706              267
                                                -----------             ---------        ---------
Total operating expenses                             66,757                11,412            6,517
                                                -----------             ---------        ---------
Operating income                                     15,716                 4,512            1,545
Other income (expense)                               (6,867)               (1,257)             319
Minority interest in earnings                        (1,551)               (1,672)            (851)
                                                -----------             ---------        ---------
Income before income taxes                      $     7,298               $ 1,583          $ 1,013
                                                ===========             =========        =========

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

FERRONOR.

       OPERATING REVENUES. Transportation revenue increased $4.2 million, or 28%, to $19.1 million for the year ended December 31, 1999 from $14.9 million for the year ended December 31, 1998. Ferronor's carloads handled totaled 93,835 for the year ended December 31, 1999, an increase of 25,819, or 38%, compared to 68,016 for the year ended December 31, 1998. The increase in both carloads and revenue is due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and, the Los Colorados mine in July 1998 and nitrates out of the Minsal mine during 1999. These increases were offset slightly by a decrease in the international traffic out of Argentina and Bolivia due to the slow down in the world economy in the second quarter of 1998.

       OPERATING EXPENSES. Operating expenses increased $4.0 million, or 35%, to $15.4 million for the year ended December 31, 1999 from $11.4 million for the year ended December 31, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and, the Los Colorados mine in July 1998 and nitrates out of the Minsal mine during 1999. Operating expenses, as a percentage of transportation revenue, were 80.7% and 76.5% for the years ended December 31, 1999 and 1998, respectively. The operating ratio increase was due primarily to the loss in 1999 of international traffic which is typically higher margin business.

       OTHER INCOME (EXPENSE). Other income (expense) decreased $0.6 million, or 46%, to $0.7 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998. The decrease in net expense was due primarily to an exchange rate gain of $0.5 million recorded in 1999.

FREIGHT VICTORIA

       OPERATING REVENUES. Operating revenues were $63.4 million for the period May 1, 1999 through December 31, 1999. These revenues consisted of $48.5 million of freight revenue, $12.4 million of track access fees and $2.4 million of other operating revenue.

       OPERATING EXPENSES. Operating expenses were $51.3 million for the period May 1, 1999 through December 31, 1999. These expenses consisted of $10.0 million of maintenance of way costs, $5.8 million of maintenance of equipment costs, $26.9 million of transportation costs, $5.2 million of general and administrative costs and $3.4 million in depreciation. Freight Victoria's operating ratio for the eight month period ended December 31, 1999 was 81.0%.

       OTHER INCOME (EXPENSE). Other income (expense) was a net expense of $6.2 million. This amount primarily consisted of $7.6 million in interest expense and $3.3 million in amortization of funding costs related to the bridge financing partially offset by a $4.1 million casualty gain recognized in the fourth quarter of 1999. Additionally, Freight Victoria recognized an exchange rate gain of $0.2 million in for the period.

       INCOME TAX BENEFIT. Freight Victoria recognized an income tax benefit of $2.8 million during 1999 based upon enacted tax law changes in Australia.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.

       OPERATING REVENUES. Transportation revenue increased $7.6 million, or 105%, to $14.9 million for the year ended December 31, 1998 from $7.3 million for the year ended December 31, 1997. Ferronor's carloads handled totaled 68,016 for the year ended December 31, 1998, an increase of 45,083, or 196.6%, compared to 22,933 carloads for the year ended December 31, 1997. The increase was partially due to the prior year period including only ten months of operations. In addition, Ferronor began moving iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. These moves have significantly increased Ferronor's car loadings and operating revenue.

       OPERATING EXPENSES. Operating expenses increased $4.9 million, or 75%, to $11.4 million for the year ended December 31, 1998 from $6.5 million for the year ended December 31, 1997. The increase was partially due to the prior year period including only ten months of operations in addition to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998. Operating expenses, as a percentage of transportation revenue, were 76.5% and 89.4% for the years ended December 31, 1998 and 1997, respectively. The improvement was primarily due to cost reductions implemented by the Company including a reduction in employees.

       OTHER INCOME (EXPENSE). Other income (expense) decreased $1.6 million to $(1.3) million for the year ended December 31, 1998 from $0.3 million for the year ended December 31, 1997. The primary reasons for the decrease were the interest expense on the capital project financings and certain gains on sale of assets recognized in 1997 with no corresponding gains in 1998.

TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of KSI for the periods indicated and KSC from January 1, 1998, the effective date of the Company's acquisition of Fabrex, Inc. and its affiliate. As a result, the results of operations for the year ended December 31, 1998 are not comparable to the prior year in certain material respects.

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been classified as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the years ended December 31, 1999, 1998 and 1997 and the percentage relationship of income and expense items to net sales:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                1999                      1998                   1997
                                         ------------------     --------------------      ---------------------
Net sales                                 $44,281      100%        $39,887       100%       $22,941        100%
Cost of goods sold                         33,117     74.8%         28,583      71.7%        16,544       72.1%
                                         --------                 --------                 --------
Gross profit                               11,164     25.2%         11,304      28.3%         6,397       27.9%
Selling, general and
   administrative                           3,915      8.8%          3,324       8.3%         1,969        8.6%
Depreciation and amortization               1,007      2.3%            835       2.1%           473        2.1%
                                         --------                 --------                 --------
Income from operations                      6,242     14.1%          7,145      17.9%         3,955       17.2%
Other expenses                                 49      0.1%            222       0.6%           230        1.0%
                                         --------                 --------                 --------
Income before income taxes               $  6,193     14.0%       $  6,923      17.4%      $  3,725       16.2%
                                         ========                 ========                 ========


COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET SALES. Net sales increased $4.4 million, or 11%, to $44.3 million for the year ended December 31, 1999 from $39.9 million for the year ended

December 31, 1998. The net sales increase consisted of an increase of $5.6 million in sales at KSC from 1998 to 1999 and a decrease of $1.2 million in KSI's sales from 1998 to 1999. KSI sold 710 trailers for the year ended December 31, 1999 and 895 trailers for the year ended December 31, 1998. The decrease in KSI's sales volume decreased net sales by $6.4 million. KSC sold 405 trailers for the year ended December 31, 1999 and 234 trailers for the year ended December 31, 1998. The increase in KSC's sales volume increased net sales by $6.5 million. KSI's average price per trailer sold was $41,500 for the year ended December 31, 1999 and $34,700 for the year ended December 31, 1998. The increase in average price per trailer increased KSI's sales by $4.8 million. KSC's average price per trailer sold was $34,900 for the year ended December 31, 1999 and $37,900 for the year ended December 31, 1998. The decrease in average price per trailer decreased KSC's sales by $0.9 million. Sales to governmental agencies represented 36%, 48% and 37% of KSI's net sales for 1999, 1998 and 1997, respectively. The trailer manufacturing division had a backlog of orders consisting of $16.4 million at December 31, 1999 compared to $22.2 million at December 31, 1998.

         COST OF GOODS SOLD. Cost of goods sold increased $4.5 million, or 16%, to $33.1 million for the year ended December 31, 1999 from $28.6 million for the year ended December 31, 1998. The cost of goods sold increase consisted of an increase of $5.1 million at KSC from 1998 to 1999 and a decrease of $0.6 million in KSI's cost of goods sold from 1998 to 1999. Cost of goods sold was 74.8% of net sales for the year ended December 31, 1999 compared to 71.7% for the year ended December 31, 1998. The increase was due to a higher percentage of sales being from KSC, which has a lower gross profit margin on its trailers then KSI. KSI's and KSC's cost of goods sold were 69.0% and 85.2%, respectively, for the year ended December 31, 1999 compared to 68.1% and 81.8%, respectively, for the year ended December 31, 1998. KSC's cost of goods sold percentage was higher in 1999 due to the utilization of the new facility being at a lower rate of production than the old KSC facility and also the change in production mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.6 million, or 18%, to $3.9 million for the year ended December 31, 1999 from $3.3 million for the year ended December 31, 1998. KSC's selling, general and administrative increased $0.6 million from 1998 to 1999, while KSI's selling, general and administrative expenses remained fairly constant between the periods.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. Net sales increased $17.0 million, or 73.9%, to $39.9 million for the year ended December 31, 1998 from $22.9 million for the year ended December 31, 1997. The net sales increase consisted of $10.2 million in sales from KSC in 1998 and an increase of $6.8 million in KSI's sales. KSI sold 895 trailers for the year ended December 31, 1998 and 730 trailers for the year ended December 31, 1997. The increase in KSI's sales volume increased net sales by $5.0 million. KSC sold 234 trailers for the year ended December 31, 1998. KSI's average price per trailer sold was $34,700 for the year ended December 31, 1998 and $30,500 for the year ended December 31, 1997. The increase in average price per trailer increased KSI's sales by $1.8 million. Sales to governmental agencies represented 48% and 37% of KSI's net sales for 1998 and 1997, respectively. KSI's backlog as of December 31, 1998 was $18.3 million compared to $19.7 million at December 31, 1997. KSC's backlog as of December 31, 1998 was $3.7 million.

         COST OF GOODS SOLD. Cost of goods sold increased $12.0 million, or 72.8%, to $28.6 million for the year ended December 31, 1998 from $16.6 million for the year ended December 31, 1997. The cost of goods sold increase consisted of $8.4 million from KSC in 1998 and an increase of $3.6 million in KSI's cost of goods sold. Cost of goods sold was 71.7% for the year ended December 31, 1998 compared to 72.1% for the year ended December 31, 1997. KSI's and KSC's cost of goods sold were 68.2% and 81.7%, respectively, for 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.3 million, or 68.8%, to $3.3 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997. KSC's selling, general and administrative expenses were $0.9 million for 1998, while KSI's selling, general and administrative expenses increased $0.4 million for 1998. The increase was primarily related to KSI's increased sales during the year as discussed above.

RESULTS OF MOTOR CARRIER OPERATIONS

         The discussion of results of operations that follows reflects the results of Steel City Carriers and RIS for the years ended December 31, 1998 and 1997. Since the Company's acquisition of Steel City Carriers in February 1995, its performance and development have not met the Company's expectations. Accordingly, in March 1997 the Company adopted a formal plan to discontinue its motor carrier operations and refocus the Company's efforts on expanding its core railroad operations. The Company's Board of Directors approved the plan of discontinuance on March 20, 1997. Motor Carrier operations are included as discontinued operations for the first quarter of 1998 and for all of 1997 and 1996. Motor Carrier operations are included in continuing operations from April 1, 1998 to December 1, 1998.

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

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's motor carrier operations for the years ended December 31, 1998 and 1997.

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                                   1998            1997
                                                   ----            ----
Transportation revenue                             $ 6,080       $ 7,133
Operating expenses:

       Transportation                                5,279         6,348
       General and administrative                      620           599
       Depreciation and amortization                   401         1,120
                                                   -------     ---------
Total operating expenses                             6,300         8,067
                                                    ------        ------
Operating income (expense)                            (220)         (934)
Other expense                                         (317)         (187)
                                                    -------      --------
Loss before income taxes                            ($ 537)      ($1,121)
                                                     ======      ========

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

CORPORATE OVERHEAD

       Corporate overhead, which benefits all of the Company's business segments, has not been allocated to the business segments for this analysis. Corporate overhead services performed for the Company's subsidiaries include overall strategic planning, marketing, accounting, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $1.1 million, or 27%, to $5.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. Corporate overhead increased $0.9 million, or 28.0%, to $4.1 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. The increases in each of the specified periods were related to the additional costs incurred to manage the acquired subsidiaries and to establish a strong management team to handle the Company's continued growth.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $21.5 million for the year ended December 31, 1999. This amount includes $9.9 million in net income and $14.1 million in depreciation and amortization.

       Cash used in investing activities was $58.7 million for the year ended December 31, 1999. The primary use of cash during 1999 was for the purchase of property, plant and equipment with an aggregate cost of approximately $51.4 million. Approximately $10.8 million of these purchases were for the purchase of E&N Railroad's assets. The Company also used $8.5 million for acquisitions during 1999.

       Cash provided by financing activities was $43.6 million for 1999, consisting of net proceeds of $11.9 million from the private placement of restricted common stock and $4.1 million from the sale of preferred stock. In addition the Company's net borrowings increased $31.9 million primarily due to the above mentioned purchase of E&N Railroads assets. Partially offsetting these amounts was cash used for deferred loan costs of $2.4 million.

       In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of substantially all of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, (2) a $205 million Term B loan, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10.0 million of Australian dollar denominated loans. The Term A loan and the revolving loans mature on December 31, 2005 and the Term B loans mature December 31, 2006. At the Company's option, the senior credit facilities will bear interest at either (1) the alternative base rate (defined as greater of (i) The Bank of Nova Scotia's prime rate and (ii) the Federal Funds Effective Rate plus 0.005%) plus 1.75% for the revolving credit facilities and for the term A loan facilities and 2.00% for the term B loan facility, or
(2) the reserve-adjusted LIBO rate plus 3.00% for the revolving credit facility and for the term A loan facility and 3.25% for the term B loan facility; PROVIDED, that the additional amounts added to ABR and the LIBO rate for the Revolving Credit Facilities and the Term A loan facility discussed above will be subject to adjustment based on changes in the Company's leverage ratio effective two fiscal quarters after the closing of the Senior Credit Facilities. The default rate under the Senior Credit Facilities is 2.0% above the otherwise applicable rate. The loans are collateralized by substantially all of the Company's assets other than those of KSI and its subsidiaries and Ferronor. The loans are guaranteed by all the Company's subsidiaries other than KSI and its subsidiaries and Ferronor. Freight Victoria guarantees only the Australian dollar revolving loans and the Company's Canadian subsidiaries guarantee only the Canadian dollar revolving loans. The loans are provided by a syndicate of banks with Donaldson, Lufkin & Jenrette as syndication agent and The Bank of Nova Scotia as administrative agent.

       Pursuant to the refinancing of RailAmerica's and RailTex's debt in February 2000, the Company will be taking an extraordinary charge in the first quarter of 2000 for the loss on early extinguishment of debt.

       The Company's new credit facilities include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on RailAmerica's ability to, among other things:

         o        incur more debt;
         o        pay dividends, redeem or repurchase its stock or make other distributions;
         o        make acquisitions or investments;
         o        use assets as security in other transactions;
         o        enter into transactions with affiliates;
         o        merge or consolidate with others;
         o        dispose of assets or use asset sale proceeds;
         o        create liens on its assets; and
         o        extend credit.

         The new credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests. The Company's ability to meet these ratios and tests and to comply with other provisions of the new credit facilities can be affected by events beyond its control. RailAmerica's failure to comply with the obligations in the new credit facilities could result in an event of default under the new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company.

         Interest on the new credit facility is payable at variable rates. Fluctuations in the market interest rate will affect the cost of the Company's borrowings. The effect of a 1% increase in interest rates would result in an increase in interest expense of $3.3 million for the year ended December 31, 2000.

         In February 2000, in connection with the RailTex acquisition, the Company's wholly-owned subsidiary, RailAmerica Transportation, Inc., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 13% per annum, which rate increases every three months based on the highest specified rates. The Company anticipates that it will repay the subordinated bridge notes through the issuance of additional long-term debt and/or equity securities. In February 2000, the

Company's wholly-owned subsidiary Palm Beach Rail Holding, Inc., issued $55 million of asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases every three months based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert, L.P. and its subsidiaries, which are discontinued operations held for sale. The Company intends to repay a portion of the asset sale bridge notes from the proceeds of the sale of its trailer manufacturing operations, in addition will explore available alternatives to repay any remaining balance on the notes. There can be no assurance that the Company will be able to repay any or all of these bridge notes.

         In connection with the issuance of the subordinated bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in May 2001 to the extent the subordinated bridge notes are then outstanding. In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of all these warrants would be 1,604,330, subject to specified anti-dilution adjustments.

         In January 1999, the Company completed a private offering of $11.6 million of its Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of its Preferred Stock at a price of $25 per share. The Preferred Stock pays annual dividends of 7.5%, is convertible into shares of the Company's common stock at a price of $8.25 per share and is non-voting. The Preferred Stock is mandatorily redeemable 5 years from its issuance. The December 31, 1998 balance sheet includes 300,600 shares which were issued during 1998. The remainder of the shares were issued in January 1999. The carrying value of the Preferred Stock is the par value less issuance costs. The issuance costs are being amortized on a straight-line basis over the life of the Preferred Stock. 86,000 shares of the Preferred Stock were converted in late 1999 and an additional 80,000 were converted in early 2000.

         In March 1999, the Company completed a private offering of approximately $12.5 million of restricted Common Stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its $.001 par value common stock at a price of $8.8125 per share and issued approximately 210,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,653 shares of Common Stock at an exercise price of $10.125. All warrants related to this transaction expired on March 3, 2000 unexercised.

         A majority of the proceeds from the two private offerings were used to fund a $19 million deposit with the government of Victoria, Australia. This deposit was used as part of the purchase price of the assets of V/Line Freight Corporation, which closed April 30, 1999.

         In August 1999, the Company issued $22.5 million aggregate principal amount of its junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually, commencing January 31, 2000. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10 per share, subjected to adjustment in selected circumstances. The debentures mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par, plus accrued but unpaid interest thereon to the date of redemption, in whole or in part, if the closing price of RailAmerica's common stock is above 200% of the conversion price for 10 consecutive trading days.

         As of December 31, 1999, the Company had working capital of $24.0 million compared to working capital of $18.5 million as of December 31, 1998.

Cash on hand was $11.6 million as of December 31, 1999 compared to $5.1 million as of December 31, 1998. The increases were primarily related to the acquisition of Freight Victoria and sale of the Company's interest in Great Southern Railway. The Company's cash flows from operations historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months. The Company anticipates using cash flows and borrowings for anticipated capital expenditures of $8.5 million for the upgrading of existing North American rail lines and purchases of locomotives and equipment. In addition, the Company anticipates spending $22.7 million of capital expenditures over the next twelve months on the newly acquired RailTex properties. The Company anticipates capital expenditures of $10.6 million over the next twelve months primarily related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that was used to fund certain of the capital expenditures. Additionally, Ferronor has a commitment letter to fund the remainder of the expansion and anticipates closing on this financing during 2000. Freight Victoria's capital expenditures are estimated to be $18.5 million over the next twelve months and the Company anticipates paying for these through cash generated from Freight Victoria's operations. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company anticipates debt service for the next twelve months to be approximately $56 million including principal and interest. It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Victoria. A material change in the currency exchange rate between the U.S. dollar and the Australian dollar could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of March 1, 2000, the Company had $38.0 million of availability under the revolving line of credit facility.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through the increases in its freight rates.

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

         As of the date of this annual report, the Company has not experienced any significant adverse impact on the Company's operations from the transition to the Year 2000. The Company cannot assure that its operations have not been affected in a manner that is not yet apparent or in a manner that will arise in the future. In addition, computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and negative effects from this remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of our suppliers and customers. However, the Company does not anticipate any Year 2000 problems that are reasonably likely to have a material adverse effect on the Company's operations.

         Readers are cautioned that forward-looking statements contained in this Impact of Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" which appears at the beginning of this annual report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized at either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative.

ITEM 7A.  MARKET RISK

         FOREIGN CURRENCY. The Company's foreign currency risk arises from owning and operating railroads in Canada, Chile and Australia. At December 31, 1999, the Company had not entered into any transactions to manage this risk.

         The financial position and results of operations of the Company's Canadian, Chilean and Australian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At December 31, 1999, the accumulated other comprehensive income totaled $3.5 million, or 5% of total stockholders' equity.

         It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Victoria. A material change in the currency exchange rate between the U.S. dollar and the Australian dollar could adversely affect the Company's ability to service the debt.

         INTEREST RATES. The Company's interest rate risk results from owing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows. At December 31, 1999, the Company had not entered into any transactions to manage this risk.

         The interest rate on the new credit facility is payable at variable rates. Fluctuations in the market interest rate will affect the cost of the Company's borrowings. The effect of a 1% increase in interest rates on the Company's $330 million variable rate debt would result in an increase in interest expense of $3.3 million for the year ended December 31, 2000.

         DIESEL FUEL. The Company is exposed to risk as a result of fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. At December 31, 1999, the Company had not entered into any transactions to manage this risk although RailTex has entered into a contract to hedge against fuel prices with a cap which fixed the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $0.2 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors, executive officers and nominees of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Exhibits

         2.1      Amended and Restated Stock Purchase Agreement, dated as of
                  August 3, 1999 by and among RailAmerica, Inc., Florida Rail
                  Lines, Inc. Bank Austria AG, Grand Cayman Branch, CSX
                  Transportation, Inc., Delaware Otsego Corporation, The Brenner
                  Group and The Toledo, Peoria and Western Railroad
                  Corporation(8)
         2.2      Agreement and Plan of merger, dated as of October 14, 1999, among RailAmerica, Inc., Cotton Acquisition Corp. and RailTex,
                  Inc.(9)
         3.1      Amended and Restated Articles of Incorporation of Registrant,
                  as amended(2)
         3.2      By-laws of Registrant(1)
         4.1      Form of Common Stock Rights Agreement, dated as of January 6,
                  1998, between the Registrant and American Stock Transfer &
                  Trust Company(6)
         4.2      Certificate of Designation of Series A Convertible Redeemable
                  Preferred Stock(19)
         4.3      Third Amendment to the Rights Agreement, dated as of
                  January 13, 2000, between the Company and American Stock
                  Transfer & Trust Company(10)
         4.4      Warrant Agreement, dated as February 4, 2000, among the
                  Company and RailAmerica Funding, Inc.
         4.5      Asset Bridge Warrant Agreement, dated as of February 4, 2000, among the Company and RailAmerica Holdings Funding, Inc.
         10.41    Employment Agreement between Gary O. Marino and RailAmerica,
                  Inc.(7)+
         10.43    Stock Option Agreement, dated November 11, 1994, between
                  RailAmerica, Inc. and Gary O. Marino(7)+
         10.45    RailAmerica, Inc. 1995 Non-Employee Director Stock Option
                  Plan(2)
         10.46    RailAmerica, Inc. 1995 Employee Stock Purchase Plan(2)
         10.47    RailAmerica, Inc. Corporate Senior Executive Bonus Plan(2)+
         10.55    Confidential Private Placement Memorandum dated September 20,
                  1996.(3)
         10.56    Stock Purchase Agreement, dated as of September 20, 1996, by and among Otter Tail Valley Railroad Company, Inc. and Dakota
                  Rail, Inc.(4)
         10.59    RailAmerica, Inc. Nonqualified Deferred Compensation Trust(5)+
         10.60    Nonqualified Deferred Compensation Agreement between
                  RailAmerica, Inc. and Gary O. Marino(5)+
         10.63    RailAmerica, Inc. 1998 Executive Incentive Compensation
                  Plan(6)+
         10.64    Sale of Assets Agreement dated February 22, 1999 by and among
                  RailAmerica, Inc., Freight Victoria Limited and V/Line Freight
                  Corporation 10.2 Primary Infrastructure (11)
         10.65    Lease dated April 30, 1999 by and among the Director of Public
                  Transport and Freight Victoria Limited(12)
         10.66    Asset Purchase Agreement, dated December 17, 1998, by and
                  among Canadian Pacific Railway Company and E&N Railway Company
                  (1998) Ltd., a subsidiary of RailAmerica, Inc.(13)
         10.67    Noncompete Agreement, dated December 1999, by and between
                  Ronald A. Rittenmeyer and the Company(14)
         10.68    Purchase Agreement, dated as of November 4, 1998 by and among
                  RailTex Global Investments, L.L.C., RailTex International
                  Holdings, Inc. and GEEMF II Latin America, L.L.C.(15)
         10.69    Memorandum of Understanding, dated as of October 29, 1999, providing for the
                  sale by RailTex Global Investments, LLC of its shares in
                  Ferrovia Centro Atlantica, S.A. (English and Portugese
                  language versions)(16)
         10.70    Purchase Agreement, dated as of November 10, 1999, by and
                  bewteen RailTex International Holdings, Inc. and GEEMF II
                  Latin America, L.L.C.(17)
         10.71    Credit Agreement, dated as of February 4, 2000, by and among the Company and Palm Beach Rail Holdings, Inc., each as
                  guarantor, RailAmerica Transportation Corp., RaiLink, Ltd. And
                  Freight Victoria Limited, each as a borrower, various
                  financial institutions from time to time parties thereto, as the lenders, DLJ Capital Funding, Inc., as the syndication agent, the lead arranger and the sole book running manager,
                  The Bank of Nova Scotia, as the administrative agent for the
                  Lenders and ING (U.S.) Capital LLC and Fleet National Bank, as
                  the documentation agents for the lenders
         10.72    Securities Purchase Agreement, dated as of February 4, 2000, among RailAmerica Transportation Corp., and the Company, Palm
                  Beach Holdings, Inc., and all of the Restricted Subsidiaries
                  (as defined in the Credit Agreement) of the Company, each as a guarantor, and RailAmerica Funding, Inc. as the purchaser.
         10.73    Asset Bridge Securities Purchase Agreement, dated as of
                  February 4, 2000, among Palm Beach Rail Holdings, Inc., and the Company, Kalyn/Siebert I, Inc., KS Boca, Inc. and
                  Kalyn/Siebert, L.P., each as a guarantor, and RailAmerica
                  Holdings Funding, Inc., as the purchaser
         10.74    Equity Registration Rights Agreement, dated as of February 4,
                  2000, among the Company and RailAmerica Funding, Inc.
         10.75    Debt Registration Rights Agreement, dated as of February 4,
                  2000, among the Company and RailAmerica Funding, Inc.
         10.76    Asset Bridge Equity Registration Rights Agreement, dated as of
                  February 4, 2000, among the Company and RailAmerica Funding,
                  Inc.
         99.1     Petition for Exemption, dated November 8, 1999, filed before the Surface Transportation Board, finance Docket No. 33813, by
                  RailAmerica, Inc. and RailTex, Inc.(18)
         21.1     Subsidiaries of Registrant
         23.1     Consent of PricewaterhouseCoopers LLP
         23.2     Consent of Arthur Andersen Langton Clarke
         27       Financial Data Schedule


----------

(1) Incorporated by reference to the same exhibit number filed as part of the Registrant's Registration Statement on Form S-1, Registration No. 33-49026.
(2) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.
(3) Incorporated by reference to the exhibit A filed as part of the Company's Form 8-K as of September 30, 1996, filed with the Securities and Exchange Commission on October 17, 1996.
(4) Incorporated by reference to the exhibit 2.1 filed as part of the Company's Form 8-K as of October 11, 1996, filed with the Securities and Exchange Commission on October 25, 1996.
(5) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-KSB for year ended December 31, 1995, filed with the Securities and Exchange

         Commission on March 31, 1997.
(6) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Statement on Form 8-A, filed with the Securities and Exchange Commission on January 6, 1998.
(7) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.
(8) Incorporated by reference to exhibit 2.1 filed as part of the Company's Form 8-K as of September 3, 1999, filed with the Securities and Exchange Commission on September 20, 1999.
(9) Incorporated by reference to exhibit 2.1 filed as part of the Company's Form 8-K as of October 14, 1999, filed with the Securities and Exchange Commission on October 19, 1999.
(10) Incorporated by reference to exhibit 4.1 filed as part of the Company's Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.
(11) Incorporated by reference to exhibit 10.1 filed as part of the Company's Form 8-K as of April 30, 1999, filed with the Securities and Exchange Commission on May 17, 1999.
(12) Incorporated by reference to exhibit 10.2 filed as part of the Company's Form 8-K as of April 30, 1999, filed with the Securities and Exchange Commission on May 17, 1999.
(13) Incorporated by reference to exhibit 10.64 filed as part of the Company's Form 10-Q as of March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999.
(14) Incorporated by reference to exhibit 10.1 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-93611.
(15) Incorporated by reference to exhibit 10.56 filed as part of the Form 10-K filed for RailTex, Inc. for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(16) Incorporated by reference to exhibit 10.60 filed as part of the Form 10-Q filed for RailTex, Inc. for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999.
(17) Incorporated by reference to exhibit 10.61 filed as part of the Form 10-Q filed for RailTex, Inc. for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999.
(18) Incorporated by reference to exhibit 99.1 filed as part of the Company's Form 8-K as of November 8, 1999, filed with the Securities and Exchange Commission on November 12, 1999.
(19) Incorporated by reference to the exhibit of the same number filed as part of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.
+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

         1. Current Report on Form 8-K, dated October 19, 1999, was filed with the Securities and Exchange Commission on November 12, 1999 in connection with the Company's acquisition of the common stock of RailTex, Inc.

         2. Current Report on Form 8-K/A, dated September 3, 1999, was filed with the Securities and Exchange Commission on November 12, 1999 in connection with the Company's acquisition of the stock of The Toledo, Peoria and Western Railroad Corporation.

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

                  Dated  March 27, 2000



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


         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----


/s/ Gary O. Marino                      Chairman, President, Chief Executive                   March 27, 2000
-----------------------------           Officer and Director
Gary O. Marino



/s/ Donald D. Redfearn                  Chief Administrative Officer, Executive                March 27, 2000
-----------------------------           Vice President, Secretary and Director
Donald D. Redfearn



/s/ John H. Marino                      Assistant Secretary and Director                       March 27, 2000
-----------------------------
John H. Marino



/s/ Douglas R. Nichols                  Director                                               March 27, 2000
-----------------------------
Douglas R. Nichols



/s/ Richard Rampell                     Director                                               March 27, 2000
-----------------------------
Richard Rampell



/s/ Charles Swinburn                    Director                                               March 27, 2000
-----------------------------
Charles Swinburn



/s/ John M. Sullivan                    Director                                               March 27, 2000
-----------------------------
John M. Sullivan



/s/ Ferd. C. Meyer, Jr.                 Director                                               March 27, 2000
-----------------------------
Ferd C. Meyer, Jr.



/s/ William G. Pagonis                  Director                                               March 27, 2000
-----------------------------
William G Pagonis




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

                                     -------


The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 7:

                                                                                                         PAGES
                                                                                                         -----

Report of Independent Certified Public Accountants                                                        F-2

Report of Independent Certified Public Accountants                                                        F-3

Consolidated Balance Sheets - December 31, 1999 and 1998                                                  F-4

Consolidated Statements of Income - For the Years Ended
       December 31, 1999, 1998 and 1997                                                                   F-5

Consolidated Statement of Stockholders' Equity - For the Years
       Ended December 31, 1999, 1998 and 1997                                                             F-6

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 1999, 1998 and 1997                                                                   F-7

Notes to Consolidated Financial Statements                                                            F-8 - F-35


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
RailAmerica, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Empresa De Transporte Ferroviario S.A., a 55% owned subsidiary of the Company, which statements reflect total assets of $87,555,000 and $74,306,000 as of December 31, 1999 and 1998, respectively, and total revenues of $19,115,000 and $15,312,000 for the years ended December 31, 1999 and 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Empresa De Transporte Ferroviario S.A., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida
March 15, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Ferronor S.A.:


We have audited the balance sheets of Empresa de Transporte Ferroviario S.A ("Ferronor") as of December 31, 1999 and 1998, and the related statements of income and cash flows for the years ended December 31, 1999 and 1998 and for the ten-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards in Chile, which are substantially consistent with those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Ferronor as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years ended December 31, 1999 and 1998 and for the ten-month period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.





Charles A. Bunce                               ARTHUR ANDERSEN - LANGTON CLARKE

February 4, 2000 Santiago, Chile

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            December 31,1999 and 1998


                                                                                             1999            1998
                                                                                        --------------      ---------------
                                            ASSETS
Current assets:
  Cash                                                                                $    11,597,540     $      5,085,402
  Accounts and notes receivable                                                            40,856,772            7,733,238
  Inventories                                                                               9,928,789            3,647,885
  Other current assets                                                                      3,500,166            1,480,637
  Net assets of discontinued operation                                                     14,995,915           13,882,586
                                                                                        --------------      ---------------
        Total current assets                                                               80,879,182           31,829,748

Property, plant and equipment, net                                                        347,617,262           91,875,650

Notes receivable, less current portion                                                      2,122,843            1,284,200
Investment in affiliates                                                                    4,666,776            1,938,942
Other assets                                                                                8,642,071            4,035,372
                                                                                        --------------      ---------------
        Total assets                                                                  $   443,928,134     $    130,963,912
                                                                                        ==============      ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                $    17,811,326     $      3,557,430
  Accounts payable                                                                         23,731,732            7,004,497
  Accrued expenses                                                                         15,379,461            2,775,962
                                                                                        --------------      ---------------
        Total current liabilities                                                          56,922,519           13,337,889
                                                                                        --------------      ---------------
Long-term debt, less current maturities                                                   145,016,269           62,769,869
Subordinated debt                                                                         100,000,000                   --
Convertible subordinated debt                                                              22,448,642                   --
Other liabilities                                                                          16,374,169              427,288
Deferred income taxes                                                                      15,382,013            4,848,869
Minority interest                                                                           9,488,693            7,937,992
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value,
  $25 liquidation value, 1,000,000 shares authorized;
  378,400 and 300,600 outstanding, respectively                                             8,829,844            6,881,684
Stockholders' equity:
  Common stock, $0.001 par value, 30,000,000 shares authorized;
    12,610,725 issued and 11,894,136 outstanding at December 31, 1999;
    10,207,477 issued and 9,631,188 outstanding at December 31, 1998                           12,611               10,207
  Additional paid-in capital                                                               52,304,578           28,277,533
  Retained earnings                                                                        18,170,824            9,285,122
  Accumulated other comprehensive income                                                    3,485,717              470,820
  Treasury stock (716,589 and 576,289 shares, respectively, at cost)                       (4,507,745)          (3,283,361)
                                                                                        --------------      ---------------
        Total stockholders' equity                                                         69,465,985           34,760,321
                                                                                        --------------      ---------------
        Total liabilities and stockholders' equity                                    $   443,928,134     $    130,963,912
                                                                                        ==============      ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997



                                                                          1999                  1998               1997
                                                                      ---------------    ----------------   ----------------
Operating revenue:
  Transportation - railroad                                         $    118,910,941   $      30,303,562  $      22,023,717
  Other                                                                    6,461,383           2,700,421          2,472,188
  Motor Carrier                                                                   --           4,252,329                 --
                                                                    ----------------   -----------------  -----------------
        Total operating revenue                                          125,372,324          37,256,312         24,495,905
                                                                    ----------------   -----------------  -----------------
Operating expenses:
  Transportation - railroad                                               75,375,742          15,702,487         12,502,153
  Selling, general and administrative                                     19,549,612           9,075,571          6,840,467
  Depreciation and amortization                                            9,179,239           2,543,115          1,788,594
  Motor Carrier                                                                   --           4,438,039                 --
                                                                    ----------------   -----------------  -----------------
        Total operating expenses                                         104,104,593          31,759,212         21,131,214
                                                                    ----------------   -----------------  -----------------
        Operating income                                                  21,267,731           5,497,100          3,364,691
Interest and other expense                                               (20,490,358)         (4,944,113)        (3,641,164)
Other income                                                               6,012,072             232,070          1,000,382
Minority interest in income of subsidiary                                 (1,550,700)         (1,671,750)          (851,243)
                                                                    ----------------   -----------------  -----------------
      Income from continuing
          operations before income taxes                                   5,238,745            (886,693)          (127,334)
Provision for income taxes                                                  (786,979)         (1,000,000)          (415,000)
                                                                    ----------------   -----------------  -----------------
     Income from continuing operations                                     6,025,724             113,307            287,666
Discontinued operations:
  Estimated loss on disposal of discontinued
    segments (net of income tax benefit
    of $277,000)                                                                  --                  --           (452,402)
  Income from operations of discontinued
    segments (less applicable income tax
    provisions of $2,300,000, $2,500,000, and
    $1,200,000)                                                            3,895,512           4,287,842          2,103,935
                                                                    ----------------   -----------------  -----------------
        Net income                                                  $      9,921,236   $       4,401,149  $       1,939,199
                                                                    ================   =================  =================

Net income available to common stockholders                         $      8,885,702   $       4,401,149  $       1,939,199
                                                                    ================   =================  =================

Basic earnings per common share
    Continuing operations                                           $           0.45   $            0.01  $            0.02
    Discontinued operations                                                     0.35                0.45               0.21
                                                                    ----------------   -----------------  -----------------
        Net income                                                  $           0.80   $            0.46  $            0.23
                                                                    ================   =================  =================

Diluted earnings per common share
    Continuing operations                                           $           0.43   $            0.01  $            0.02
    Discontinued operations                                                     0.34                0.44               0.20
                                                                    ----------------   -----------------  -----------------
        Net income                                                  $           0.77   $            0.45  $            0.22
                                                                    ================   =================  =================

Weighted average common shares
    outstanding:
    Basic                                                                 11,089,614           9,552,866          8,303,938
                                                                    ================   =================  =================
    Diluted                                                               11,664,871           9,777,866          8,586,938
                                                                    ================   =================  =================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               For the year ended December 31, 1999, 1998 and 1997


                                                     Stockholders' Equity
                                ----------------------------------------------------------------------------
                                  Number of                     Additional        Common
                                   Shares            Par          Paid-in          Stock            Retained
                                   Issued           Value         Capital       Subscribed          Earnings
                               ----------------   --------    --------------   ------------      ------------

Balance, January 1, 1997             6,125,410   $      6,125   $ 11,773,036   $  2,340,000      $  2,944,774

Net income                                  --             --             --             --         1,939,199

Issuance of common stock             1,720,627          1,721      7,163,206     (2,340,000)               --

Treasury stock received for
  sale of subsidiaries                      --             --             --             --                --

Stock incentive plan issuance               --             --             --             --                --

Exercise of stock options              202,933            203        747,837             --                --

Exercise of warrants                 1,080,594          1,081      3,666,653             --                --

Cumulative translation                      --             --             --             --                --
                                  ------------   ------------   ------------   ------------      ------------

Balance, December 31, 1997           9,129,564   $      9,130   $ 23,350,732   $         --      $  4,883,973

Net income                                  --             --             --             --         4,401,149
Other comprehensive income
  Cumulative translation                    --             --             --             --                --

  Total comprehensive income


Issuance of common stock               138,786            138        677,039             --                --

Purchase of treasury stock                  --             --             --             --                --

Exercise of stock options              237,950            238        870,637             --                --

Tax benefit exercise of options             --             --        178,000             --                --

Exercise of warrants                   167,000            167        934,501             --                --

Conversion of debt                     534,177            534      2,266,624             --                --
                                  ------------   ------------   ------------   ------------      ------------

Balance, December 31, 1998          10,207,477         10,207     28,277,533             --         9,285,122

Net income                                  --             --             --             --         9,921,236
Other comprehensive income
  Cumulative translation                    --             --             --             --                --

  Total comprehensive income


Issuance of common stock             1,437,888          1,438     12,027,787             --                --

Purchase of treasury stock                  --             --             --             --                --

Exercise of stock options              141,168            141        580,669             --                --

Tax benefit exercise of options             --             --        152,000             --                --

Conversion of debt                     563,520            564      3,332,268             --                --

Conversion of preferred stock          260,672            261      2,006,244             --                --

Issuance of warrants                        --             --      5,928,077             --                --

Preferred stock dividends
  and accretion                             --             --             --             --        (1,035,534)
                                  ------------   ------------   ------------   ------------      ------------

Balance, December 31, 1999          12,610,725   $     12,611   $ 52,304,578   $         --      $ 18,170,824
                                  ============   ============   ============   ============      ============




                                                           Stockholders' Equity
                                ----------------------------------------------------------------
                                         Other
                                     Comprehensive           Treasury
                                         Income                Stock                Total
                                ----------------------   ------------------   ------------------

Balance, January 1, 1997          $     67,441                 $ (1,139,269)     $ 15,992,107

Net income                                  --                           --         1,939,199

Issuance of common stock                    --                           --         4,824,927

Treasury stock received for
  sales of subsidiaries                     --                     (479,629)         (479,629)

Stock incentive plan issuance               --                      173,516           173,516

Exercise of stock options                   --                           --           748,040

Exercise of warrants                        --                           --         3,667,734

Cumulative translation                 (52,068)                          --           (52,068)
                                  ------------                   ----------      ------------

Balance, December 31, 1997        $     15,373                 $ (1,445,382)     $ 26,813,826

Net income                                  --                           --         4,401,149
Other comprehensive income
  Cumulative translation               455,447                                        455,447
                                                                                 ------------
  Total comprehensive income                                                        4,856,596
                                                                                 ------------

Issuance of common stock                    --                           --           677,177

Purchase of treasury stock                  --                   (1,837,979)       (1,837,979)

Exercise of stock options                   --                           --           870,875

Tax benefit exercise of options             --                           --           178,000

Exercise of warrants                        --                           --           934,668

Conversion of debt                          --                           --         2,267,158
                                  ------------                   ----------      ------------

Balance, December 31, 1998             470,820                   (3,283,361)       34,760,321

Net income                                  --                           --         9,921,236
Other comprehensive income
  Cumulative translation             3,014,897                           --         3,014,897
                                                                                 ------------
  Total comprehensive income                                                       12,936,133
                                                                                 ------------

Issuance of common stock                    --                           --        12,029,225

Purchase of treasury stock                  --                   (1,224,384)       (1,224,384)

Exercise of stock options                   --                           --           580,810

Tax benefit exercise of options             --                           --           152,000

Conversion of debt                          --                           --         3,332,832

Conversion of preferred stock               --                           --         2,006,505

Issuance of warrants                        --                           --         5,928,077

Preferred stock dividends
  and accretion                             --                           --        (1,035,534)
                                  ------------                  -----------      ------------

Balance, December 31, 1999        $  3,485,717                  $(4,507,745)     $ 69,465,985
                                  ============                  ===========      ============








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997


                                                                            1999                1998               1997
                                                                      ----------------    ----------------   ----------------
Cash flows from operating activities:
  Net income                                                        $       9,921,236   $       4,401,149  $       1,939,199
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        14,133,502           4,156,546          3,053,728
      Minority interest in income of subsidiary                             1,550,701           1,671,750            851,243
      Equity interest in earnings of affiliate                               (230,109)                 --                 --
      Gain on insurance settlement                                         (4,069,278)                 --                 --
      Loss (gain) on sale or disposal of properties                           118,426             (76,791)          (608,380)
      Write-off of excess of costs over net assets                                 --                  --            729,681
      Write-off of deferred acquisition costs                                  38,855             176,179             76,292
      Deferred income taxes                                                 3,401,804             912,967            382,122
      Employee stock grants                                                        --                  --             15,188
      Foregiveness of debt                                                         --             (32,809)                --
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                                (2,246,205)           (885,983)        (3,037,697)
        Inventories                                                        (2,270,833)         (6,921,847)        (1,294,501)
        Other current assets                                               (1,830,526)         (1,157,666)           124,247
        Accounts payable                                                    3,243,680           2,410,602           (606,499)
        Accrued expenses                                                    3,326,059             720,498            714,409
        Other liabilities                                                  (2,294,441)                 --                 --
        Deposits and other                                                 (1,292,753)            368,476            (47,264)
                                                                    -----------------   -----------------  -----------------
          Net cash provided by operating activities                        21,500,118           5,743,071          2,291,768
                                                                    -----------------   -----------------  -----------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                               (51,391,127)        (28,128,546)        (7,455,848)
  Proceeds from sale of properties                                            165,610           1,806,127            331,654
  Proceeds from sale of equity interest                                       998,441                  --                 --
  Acquisitions, net of cash acquired                                       (8,453,218)         (1,757,033)        (7,389,903)
  Deposit on purchase agreement                                                    --          (1,962,067)                --
  Investment in Great Southern Railway                                             --                  --           (596,665)
  Loan receivable from Great Southern Railway                                      --                  --         (1,193,330)
  Cash held in discontinued                                                  (656,367)           (674,468)              (472)
  Deferred acquisition costs and other                                        638,881            (612,956)          (457,168)
                                                                    -----------------   -----------------  -----------------
          Net cash used in investing activities                           (58,697,780)        (31,328,943)       (16,761,732)
                                                                    -----------------   -----------------  -----------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                182,085,208          56,006,737         31,453,500
  Principal payments on long-term debt                                   (150,182,917)        (35,723,969)       (25,449,364)
  Sale of convertible preferred stock                                       4,095,000           7,515,000                 --
  Sale of common stock                                                     11,868,058           1,032,168          8,163,962
  Proceeds from exercise of stock options                                     580,810             870,875            748,041
  Preferred stock dividends paid                                             (843,024)                 --                 --
  Purchase of treasury stock                                               (1,224,384)         (1,837,979)                --
  Deferred financing costs paid                                              (333,400)           (603,549)          (286,724)
  Deferred loan costs paid                                                 (2,421,445)           (333,071)          (294,361)
                                                                    -----------------   -----------------  -----------------
          Net cash provided by financing activities                        43,623,906          26,926,212         14,335,054
                                                                    -----------------   -----------------  -----------------

Effect of exchange rates on cash                                               85,894                  --                 --
                                                                    -----------------   -----------------  -----------------
Net increase (decrease) in cash                                             6,512,138           1,340,340           (134,910)
Cash, beginning of period                                                   5,085,402           3,745,062          3,879,972
                                                                    -----------------   -----------------  -----------------
Cash, end of period                                                 $      11,597,540   $       5,085,402  $       3,745,062
                                                                    =================   =================  =================


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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its majority-owned subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 1999 presentation. The Company announced a plan to sell its trailer manufacturing operation during 1999 and it is included as a discontinued operation for all periods reported in these consolidated financial statements.

         All of RailAmerica's consolidated subsidiaries are wholly owned except Empresa de Transporte Ferrovario, S.A. ("Ferronor") in which the Company has a 55% equity interest. In accordance with the Shareholders' Agreement between RailAmerica and Andres Pirrazzoli y Cia, Ltda ("APCO"), RailAmerica controls the appointment of a majority of the Board of Directors of Ferronor, including the Chairman. APCO maintains certain minority rights under the shareholders Agreement, such as the right to request the General Manager's removal under certain circumstances. The Company considered these minority rights in determining whether to consolidate Ferronor and has concluded that consolidation is appropriate based upon the Company's ownership position, and its level of control of the Board of Directors and senior management.

         In July 1999, the Company acquired a 26.3% equity interest in Quebec Railway Corporation ("QRC") as part of its RaiLink acquisition. The Company accounts for the investment using the equity method of accounting.

         The Company's principal operations include rail transportation in North America, Chile and Australia. The Company hauls varied products for its customers corresponding to their local operating areas, primarily paper and forest products and agricultural commodities in North America, agricultural commodities in Australia and iron ore and nitrates in Chile.

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

         Inventories

         Inventories, which are recorded at cost, consist of replacement or repair parts for equipment and track that are charged to property, plant and equipment when utilized.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

         Concentration of Credit Risk

         The Company maintains its cash in demand deposit accounts which at times may exceed FDIC insurance limits. As of December 31, 1999, the Company had approximately $3.4 million of cash in excess of FDIC insurance limits.

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

         Depreciation has been computed using the straight-line method based on estimated useful lives as follows:

       Buildings and improvements                            20-33 years
       Railroad track and improvements                        3-40 years
       Locomotives, transportation and other equipment        5-20 years
       Office equipment                                       5-10 years

         Income Taxes

         The Company utilizes the liability method of accounting for deferred income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Revenue Recognition

         Transportation - The Company recognizes transportation revenue after services are provided. For the years ended December 31, 1999, 1998 and 1997, approximately 27%, 62% and 59%, respectively, of the Company's North American railroad transportation revenue was derived from interchanging with BNSF and for the years ended December 31, 1999, 1998 and 1997, and approximately 14%, 30% and 32%, respectively, from interchanging with CSX. For the year ended December 31, 1999, approximately 19% and 25% of the Company's North American transportation revenue was derived from interchanging with Canadian National Railroad and Canadian Pacific Railroad, respectively. The Company had two customers in Chile who each represented more than 10% of the Chilean transportation revenue and two costumers in Australia which represented 21% and 19%, respectively, of the Australian transportation revenue.

         Commercial Trailer Sales - The Company's discontinued trailer manufacturing operations recognize revenue from the commercial sale of trailers when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, the Company receives full payment for a trailer. At that time, the Company issues a certificate of title or statement of origin to the customer and revenue is recognized. In these cases, the customer has made a fixed, written commitment to purchase, the trailer has been completed and is available for pick-up or delivery, and the customer has requested the Company to hold the trailer until the customer determines the most economical means of taking possession. In such cases, the Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. Trailers are built to customer specifications and no right of return or exchange privileges are granted.

         Governmental Trailer Sales - The Company's discontinued trailer manufacturing operations recognize revenue from the sale of trailers to governmental agencies when title and risks of ownership are transferred, which is upon completion, inspection and acceptance of trailers by the governmental agency. At that time, the governmental agency has made a fixed written commitment to purchase in the form of a contract, the trailer has been completed and is available for pick-up or delivery, and the governmental agency has requested the Company to hold the trailer until the governmental agency determines the appropriate means of taking possession. The Company has no further obligation except to segregate the trailer and hold it for a short period of time, as is customary in the industry, generally less than one month, until pick-up or delivery. The trailers are built to the government's specifications pursuant to a written contract and are inspected and accepted for delivery by the governmental agency. The contract terms provide for prepayments by the government of up to 90% of the trailer's cost. These prepayments are recorded as advances against the inventory. Sales to governmental agencies represented 23%, 35% and 37% of the Company's manufacturing revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Foreign Currency Translation

         The financial statements and transactions of the Company's foreign operations are maintained in their functional currency. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into United States dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. The aggregate gain on foreign currency translation for 1999 was $0.7 million. As a result of a decline in the value of the Australian dollar against the U.S. dollar, the Company recorded a transaction loss of approximately $2.6 million during the first quarter of fiscal year 2000.


         During 1999, Ferronor changed its functional currency from the Chilean Peso to the U.S. dollar, as the U.S. dollar has become more representative of the primary economic environment in which Ferronor operates. Factors influencing this change include the Ferronor's cash flows, sales price, sales market and financing indicator considerations. This change has been accounted for prospectively.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized at either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

2.       EARNINGS PER SHARE

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. For the year ended December 31, 1999, income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling 1.8 million were excluded from the diluted earnings per share calculation as the exercise prices of these options and warrants were greater than the average market price of the Common Stock. Assumed conversion of $26.5 million of convertible debt and the convertible preferred stock are anti-dilutive and are not included in the calculation.

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation (in thousands):

                                                       1999          1998        1997
                                                     --------      --------    -------

         Income from continuing operations            $  6,026    $    113   $    288
         Preferred stock dividends and accretion        (1,036)       --         --
         Interest on convertible debt                       42        --         --
                                                      --------    --------   --------
         Income available to common stockholders      $  5,032    $    113   $    288
                                                      ========    ========   ========

         Weighted average shares outstanding            11,090       9,553      8,304
         Assumed conversion of options and warrants        379         225        283
         Assumed conversion of convertible debt            196        --         --
                                                      --------    --------   --------
         Weighted average shares outstanding            11,665       9,778      8,587
                                                      ========    ========   ========

 3.      DISCONTINUED OPERATIONS:

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         Total revenue for the trailer manufacturing segment was $44.3 million, $39.9 million and $22.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Income before income taxes for the trailer manufacturing segment was $6.2 million, $6.9 million and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total assets in this division as of December 31, 1999 and 1998 were $28.8 million and $28.1 million respectively. Total liabilities in this division as of December 31, 1999 and 1998 were $13.9 million and $14.3 million, respectively.

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

         Operating results of the discontinued operations, as shown below, include the operations of the Motor Carrier segment for the three months ended March 31, 1998 and the year ended December 31, 1997. The motor carrier operations have been included in continuing operations for the nine months ended December 31, 1998, since the disposition of the segment was not completed by April 1998.

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

         Total revenue for the motor carrier segment was $1.8 million and $7.1 million for the three months ended March 31, 1998 and year ended December 31, 1997, respectively. Loss before income taxes for the motor carrier segment was $0.1 million and $1.1 million for the three months ended March 31, 1998 and year ended December 31, 1997, respectively.

 4.      ACQUISITIONS:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 4.      ACQUISITIONS, continued

         On July 26, 1999, the Company acquired approximately 98% of the outstanding shares of RaiLink Ltd ("RaiLink"). Through the Company's wholly-owned Canadian subsidiary, RL Acquisition Corp., the Company commenced an all cash-bid in May 1999 for all of the common shares of RaiLink at a price of CDN$8.75 per share pursuant to a Pre-Acquisition Agreement dated May 17, 1999 between the Company and RaiLink. RaiLink had approximately 8.36 million common shares outstanding on a fully diluted basis, giving the transaction an equity value of approximately CDN$73.2 million (approximately USD$49.8 million). As more than 90% of the outstanding shares were acquired under the offer, the Company acquired the remainder of the shares pursuant to the compulsory acquisition provisions of applicable Canadian law. A portion of the accrued liabilities assumed represented severance costs which the Company has accrued in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." RaiLink is a regional railway company based in Edmonton, Alberta and provides freight transportation services to the national railways of Canada and to a wide variety of shippers. RaiLink and its 26.3% owned affiliate, Quebec Railway Corporation, currently operate 11 regional railways covering approximately 2,500 miles of track in Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick. A portion of the funding for the transaction was provided by a consortium of banks with National Bank of Canada, as agent, through the Company's revolving line of credit. The balance of the funding came from a private offering of the Company's junior convertible subordinated debt.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

4.       ACQUISITIONS, continued

         Pursuant to certain other agreements, Freight Victoria is responsible for, among other things, track and rolling stock maintenance, train control, access to the railway infrastructure by other rail operators and safety and signaling. Under a letter issued by Freight Victoria in connection with its bid for the VLF business, Freight Victoria prepaid in cash the net present value of the rental payments for the Infrastructure Lease totaling AUD$80.8 million (approximately U.S.$54.0 million). Freight Victoria commenced operations of the rail-based freight business on May 1, 1999.

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

         All of the above acquisitions were accounted for as purchases and their results have been included since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the above referenced acquisitions had occurred at the beginning of 1999 and 1998 and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. (In thousands except net income per share)

                                                                   1999                1998
                                                                 --------            -------
         Operating revenue                                       $ 187,607          $  167,778
         Income from continuing operations                       $   5,262          $       46
         Earnings per share - continuing operations
               Basic                                             $    0.37          $    (0.09)
               Diluted                                           $    0.36          $    (0.09)


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 4.      ACQUISITIONS, continued

         The significant adjustments related to the above years represent the inclusion of revenue on new agreements, elimination of certain operating costs, elimination of costs related to the acquisitions, inclusion of depreciation differences on the revaluation of property, plant and equipment, additional interest expense based on an increase in long-term obligations, amortization of intangible assets and the related income tax effects.

 5.      GREAT SOUTHERN RAILWAY LIMITED

         On October 31, 1997, the Company acquired a minority interest, of approximately 11.4%, in the Great Southern Railway Limited ("GSR"). GSR completed the acquisition of the assets and business comprising the passenger rail service of the Australian National Railway Commission. The Company has invested $0.6 million in equity of GSR, $1.2 million in uncollateralized subordinated notes (the "Notes"). The Company sold both its interest in the equity of GSR and the Notes to the majority shareholder of GSR in October 1999. The Company received $0.9 million in cash and a note for $1.3 million due March 15, 2000. A gain of $0.3 million is included in the 1999 consolidated statement of income. The remaining note is included in current assets in the consolidated balance sheet as of December 31, 1999 and was paid in March 2000.

 6.      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                                                       1999              1998
                                                                                  --------------   --------------

              Land                                                               $      34,345     $     19,301
              Buildings and improvements                                                 8,683            5,275
              Railroad track and improvements                                          186,670           44,700
              Locomotives, transportation and other equipment                          135,309           31,104
                                                                                 -------------     ------------
                                                                                       365,007          100,380
              Less accumulated depreciation                                             17,390            8,504
                                                                                 -------------     ------------
                                                                                 $     347,617     $     91,876
                                                                                 =============     ============

         Depreciation expense was approximately $9.2 million, $3.0 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 6.      PROPERTY, PLANT AND EQUIPMENT, continued

         In January 1999, the Company through a newly formed subsidiary E&N Railway Company Ltd. ("ENR") acquired certain assets of the Esquimalt and Nanaimo Railway ("E&N") from the Canadian Pacific Railway ("CPR"). The transaction included the purchase of a 68-mile section of rail line between Port Alberni, British Columbia and Nanaimo, British Columbia and the lease of a 113-mile section of rail line from Victoria-to-Nanaimo and from Parksville-to-Courtenay on British Columbia's Vancouver Island. The purchase of the assets of the E&N Railway accounted for approximately $10.8 million of fixed asset additions for year ended December 31, 1999.

 7.      INVESTMENT IN AFFILIATE:

         As of December 31, 1999, the Company`s recorded investment in QRC was $4.7 million and the Company's underlying equity in net assets of QRC was $4.5 million. The difference is treated as goodwill and is being amortized over a 20 year period. The Company recorded $0.2 million in income, net of amortization, from this investment in the consolidated statement of operations for 1999.

 8.      OTHER ASSETS:

         Other assets consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                                                      1999              1998
                                                                                  ------------      ------------
            Deferred loan costs, net                                               $     6,657       $      608
            Deposits and other                                                           1,985            3,427
                                                                                   -----------       ----------
                                                                                   $     8,642       $    4,035
                                                                                   ===========       ==========

         Deferred loan costs are being amortized utilizing the interest method over the term of the respective term loans.

 9.      RELATED PARTY TRANSACTIONS:

         First London Securities Corporation ("First London"), of which Douglas Nichols, a director of the Company, is President and principal shareholder, served as the exclusive placement agent for the Company's private placement which had a final close in January 1999. A portion of the private placement was received by the Company and closed in December 1998 (see Note 13 Redeemable Preferred stock). First London received a total of $0.8 million in placement fees and cost reimbursements during December 1998 and the first quarter of 1999 on this transaction and two-year warrants to purchase 140,727 shares of Common Stock at an exercise price of $8.25 per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

 9.      RELATED PARTY TRANSACTIONS, continued

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary Gettysburg Scenic Rail Tours, Inc. ("GSRT"), certain railroad equipment and substantially all the assets of Gettysburg Railway ("GBR") to a company owned by its Vice Chairman. The sale price for GSRT and the railroad equipment was $0.5 million, which consisted of cash of $0.1 million and 62,602 shares of the Company's common stock valued at $0.4 million. A gain of approximately $0.2 million was recognized on the transaction and is included in other income (expense) in the consolidated income statement for 1997. The sale price for substantially all of the assets of GBR was $1.45 million, which consisted of cash of $0.3 million, an $0.8 million promissory note due June 30, 1998 and a $0.35 million mortgage note, at an interest rate of 8.5% with a maturity of June 30, 2003. The promissory note and mortgage note are collateralized by the land, buildings and track assets of Gettysburg Railway. A gain of approximately $0.2 million was recognized on the transaction and is included in other operating income in the consolidated income statement. The $800,000 promissory notes maturity date was extended until June 2000.

         As of December 31, 1999, $1.15 million of notes receivable from related parties is included in notes receivable, less current portions on the consolidated balance sheet.

10.      LONG-TERM DEBT:

         Long-term debt consists of the following at December 31, 1999 and 1998 (in thousands):

                                                                                            1999           1998
                                                                                         ----------     ----------
         Revolving line of credit.  See below                                             $ 121,005       $ 44,207

         Various equipment notes, with interest imputed at rates from 8.12% to
              11.63%, due in fixed monthly installments of $114 (including interest) with varying maturities through November 2004. Certain
              equipment serves as collateral.                                                 3,381          4,457

         Burlington Northern Santa Fe ("BNSF") rail facilities installment purchase obligation, annual payments of $250, including interest at 10%, maturing in October 2116. If car loads at OTVR fall below
              7,250 in a year, BNSF will credit payments on this debt
              at a rate of $250 per car.                                                      2,139          2,139


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

10.      LONG-TERM DEBT, continued

         Credit facilities with various financial institutions,
              ranging in monthly interest rates from
              0.77% to 1.495%, maturing from 30 to 90 days                                    4,180          1,481

         Credit facilities with Banco de Desarrollo, see below                               10,261          7,782

         Credit facility with Banco Security, interest rate of
              0.0928% monthly                                                                 5,102             --

         Note payable to Compania Minera del Pacifico, bearing interest at LIBOR plus 2.5% due in monthly installments (including interest)maturing in 2003. Certain Ferronor assets serve
              as collateral.                                                                  1,765          2,822

         Mortgage note payable, bearing interest at 7.85%, due in fixed monthly installments of $46 (including interest), with
              a final payment of $4,827 in January 2010.  Corporate
              office building serves as collateral                                            6,000             --

         Debenture payable, interest at 6.5%, maturing December 31, 2000
              Certain rail line serves as collateral                                          4,085             --

         Capital lease obligations                                                            1,042          1,459

         Other long-term debt                                                                 3,867          1,980
                                                                                         ----------     ----------
                                                                                            162,827         66,327
            Less current maturities                                                          17,811          3,557
                                                                                         ----------     ----------
                   Long-term debt, less current maturities                                $ 145,016     $   62,770
                                                                                          =========     ==========

         Ferronor refinanced certain short-term debt as of January 28, 1999 with Banco de Desarrollo. The refinancing consists of two credit lines. The first credit line is a $5.0 million facility which bears interest at the interbank cost (7.08% at December 31, 1999) plus 1.75% with interest to be paid over 120 equal monthly installments and principal to be paid over 96 equal installments beginning two years from the funding. The second credit line is a $7.7 million facility which bears interest at LIBOR plus 2.75% and is payable in 120 equal monthly installments (including interest).

         In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, initially bearing interest at LIBOR plus 3.00%, (2) a $205 million Term B loan, initially bearing interest at LIBOR plus 3.25%, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10.0 million of Australian dollar denominated loans with an initial interest rate of LIBOR plus 3.00%, or a Canadian equivalent. The loans are provided by a syndicate of banks with Donaldson, Lufkin & Jenrette as syndication agent and The Bank of Nova Scotia as administrative agent. All of the stock of all the Company's U.S. subsidiaries serve as collateral for the credit facilities.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

10.      LONG-TERM DEBT, continued

         The Term A loans requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, 25% in both 2004 an 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loans mature on December 31, 2005.

         The Company's new credit facilities include covenants which impose financial and operating restrictions on RailAmerica's ability to, among other things:

         o        incur more debt;
         o        pay dividends, redeem or repurchase its stock or make other distributions;
         o        make acquisitions or investments;
         o        use assets as security in other transactions;
         o        enter into transactions with affiliates;
         o        merge or consolidate with others;
         o        dispose of assets or use asset sale proceeds;
         o        create liens on its assets; and
         o        extend credit.

         The new credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests.

         In February 2000, the Company, through its wholly-owned subsidiary RailAmerica Transportation, Inc., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 13% per annum, which rate increases every three months based on the highest specified rates. The Company, through its wholly-owned subsidiary Palm Beach Holding, Inc. issued $55 million of asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases every three months based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert, L.P. and its subsidiaries, which are discontinued operations held for sale.

         In connection with the issuance of the subordinated bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in May 2001 to the extent the subordinated bridge notes are then outstanding. In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of all these warrants would be 1,604,330, subject to specified anti-dilution adjustments.

         In connection with the February 2000 debt refinancing, including the refinancing of RailTex's debt, the Company will record an extraordinary charge in the first quarter of 2000.

         The aggregate annual maturities of long-term debt are as follows net of discount amortization taking into effect the above refinancing (in thousands):

                 2000                           $ 17,811
                 2001                             18,827
                 2002                             23,938
                 2003                             29,324
                 2004                             35,309
                 Thereafter                       37,618
                                                --------
                                                $162,827
                                                ========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

10.      LONG-TERM DEBT, continued

         During the years ended December 31, 1999, 1998 and 1997 interest of approximately $1,386, $465 and $69, respectively, was capitalized.

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

         Minimum annual lease commitments at December 31, 1999 are as follows (in thousands):

                                                                    CAPITAL           OPERATING
                                                                    LEASES             LEASES
                                                                    ------             ------

            2000                                                  $   427            $  2,977
            2001                                                      451               2,631
            2002                                                      218               2,242
            2003                                                       75               1,870
            2004                                                       --               1,033
            Thereafter                                                 --               1,163
                                                                   ------             -------
                   Total                                            1,171            $ 11,916
                                                                                     ========
                 Less amount representing interest                   129
                                                                   -----
                   Present value of future minimum
                        lease payments                             1,042
              Less current portion                                   355
                                                                   -----
                   Noncurrent portion                             $  687
                                                                   =====

         Rental expense under operating leases was approximately $3.4 million, $2.7 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

11.      SUBORDINATED DEBT:

         To facilitate the acquisition of VLF, Freight Victoria obtained a $100 million bridge loan from Barclays Bank PLC under a senior secured loan facility. Upon the execution of the facility, the Company issued to Barclays Bank PLC warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share. On November 30, 1999, in accordance with the terms of the bridge loan the Company issued additional warrants to acquire 50,000 shares of the Company's Common Stock to Barclays Bank PLC at an exercise price of $7.7875 per share and increased the interest rate by 200 basis points. The bridge loan was refinanced in February 2000 in conjunction with the acquisition of RailTex (see note 10).

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

12.      CONVERTIBLE SUBORDINATED DEBT:

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

         In addition to the bridge loan the Company issued AUD$3 million (approximately U.S.$2.0 million) in convertible debt to a certain vendor of Freight Victoria ("Vendor Debt"). The Vendor Debt is convertible into the Company's common stock at the current market price or convertible into Freight Victoria stock at the option of the Company. The Company also issued $2.64 million of convertible debt in lieu of cash payments for fees owed to its investment banker in the transaction. The convertible debt bears interest at 6%, is convertible into the Company's common stock at $9.83 per share and was converted in July 1999 into 272,415 shares of common stock.

13.      REDEEMABLE PREFERRED STOCK:

         In January 1999, the Company completed a private offering of $11.6 million of its Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of its Preferred Stock at a price of $25 per share. The Preferred Stock pays annual dividends of 7.5%, is convertible into shares of the Company's common stock at a price of $8.25 per share and is non-voting. The Preferred Stock is mandatorily redeemable 5 years from its issuance. The December 31, 1998 balance sheet includes 300,600 shares which were issued during 1998. The remainder of the shares were issued in January 1999. The carrying value of the Preferred Stock is the par value less issuance costs. The issuance costs will be amortized on a straight-line basis over the life of the Preferred Stock. 86,000 shares of the Preferred Stock were converted in the fourth quarter of 1999 and 88,000 shares were converted in the first quarter of 2000.

14.      COMMON STOCK TRANSACTIONS:

         On August 24, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to 1,000,000 shares of its Common Stock (limited to $2 million per year pursuant to the new credit facilities). Purchases will be made from time to time in the open market and will continue until all of such shares are purchased or until the Company determines to terminate the repurchase program. As of December 31, 1999, the Company had purchased 445,400 shares with a total cost of $3.1 million. The Company purchased 172,500 shares with a total cost of $1.1 million in the first quarter of 2000.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

14.      COMMON STOCK TRANSACTIONS, continued

         In March 1999, the Company completed a private placement of approximately $12.5 million of restricted common stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its common stock at a price of $8.8125 per share and issued approximately 212,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.125 per share within one year of the transaction's closing date. First London Securities Corporation, of which Douglas Nichols, a director of the Company, is President and principal shareholder, acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,504 shares of the Company's common stock at an exercise price of $10.125. All of the warrants issued for this transaction expired on March 3, 2000.

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

15.      OTHER REVENUE:

         Other revenue as of December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

[CAPTION]

                                                                    1999             1998             1997
                                                              ---------------- ---------------- ----------------
                 Gain on sale of properties and
                     easements                                $         266      $         695   $       1,251
                 Rental income                                        2,850              1,484             857
                 Maintenance revenue                                  1,703                 --              --
                 Other                                                1,642                521             364
                                                              -------------      -------------   -------------
                                                              $       6,461      $       2,700   $       2,472
                                                              =============      =============   =============

16.      INCOME TAX PROVISION:

         Income before income taxes for the years ended December 31, 1999, 1998 and 1997 consists of (in thousands):

                                                                     1999             1998             1997
                                                                     ----             ----             ----
             Domestic                                           $  (2,978)           $  (2,327)     $   (1,140)
             Foreign Subsidiaries                                   8,217                1,440           1,013
                                                                ---------            ---------      ----------
                                                                 $  5,239            $    (887)     $     (127)
                                                                =========            =========      ==========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

16.      INCOME TAX PROVISION, continued

         The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of (in thousands):

                                         1999       1998     1997
                                         ----       ----     ----
         Federal income taxes:
            Current                   $    15    $   232    $  --
            Deferred                    1,234      1,039        708
                                      -------    -------    -------
                                        1,249      1,271        708
                                      -------    -------    -------
         State income taxes:

            Current                       149        281        161
            Deferred                     (106)       (55)       (26)
                                      -------    -------    -------
                                           43        226        135
                                      -------    -------    -------
         Foreign income taxes:

            Current                       857         33       --
            Deferred                    2,197       --         (306)
            Change in tax law          (2,835)      --         --
                                      -------    -------    -------
         Total income tax provision   $ 1,511    $ 1,530    $   537
                                      =======    =======    =======

         The following summarizes the total income tax provisions for each of the years ended December 31, 1999, 1998 and 1997 (in thousands):

         Continuing operations        ($  787)   $ 1,570    $   963
         Discontinued operations        2,298        (40)      (426)
                                      -------    -------    -------
         Total income tax provision   $ 1,511    $ 1,530    $   537
                                      =======    =======    =======

         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows (in thousands):

                                                                        1999        1998       1997
                                                                     ---------   ----------  ---------
                     Income tax provision, at 35%                      $ 1,833    $ 2,113    $ 1,259
                     Statutory federal Surtax exemption                    (52)       (60)       (36)
                     State income tax, net of federal benefit              (48)       147         90
                     Benefit due to difference between U.S. &
                          Chilean tax rates                               (295)      (316)      (192)
                     Benefit due to utilization of Chilean net
                          operating loss carryforwards                    --         (306)      (152)
                     Benefit due to reduction in Canadian tax
                           rate for manufacturing companies               --          (42)      --
                     Benefit due to difference between U.S. &
                            Australian tax rates                          (266)      --         --
                     Net Benefit due to tax law changes in Australia    (2,835)      --         --
                     Amortization of warrants not deductible               602       --         --
                     Non-deductible expenses, net                          320         45         33
                     Other, net                                            124        107         60
                     Valuation allowance                                  (170)      (118)       (99)
                                                                       -------    -------    -------
                                                                       $  (787)   $ 1,570    $   963
                                                                       =======    =======    =======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

16.      INCOME TAX PROVISION, continued

         The Company joins in the filing of a consolidated U.S. income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company's Canadian subsidiaries file Canadian and provincial income tax returns. The Company's Chilean and Australian subsidiaries file income tax returns in their respective jurisdictions.

         The components of deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                        1999          1998
                                                        ----          ----
         Deferred tax assets:
         Net operating loss carry forwards           $  7,667    $  2,798
         Alternative minimum tax credit                   790         766
         Accrued Expense (net of deferred expense)      4,478        --
         Other                                            108         205
                                                     --------    --------
             Total deferred assets                     13,043       3,769
         Less:  valuation allowance                      (321)       (491)
                                                     --------    --------
             Total deferred assets, net                12,722       3,278

         Deferred tax liabilities:

         Property, plant and equipment                 29,162      11,339
         Minority Investments                             836        --
         Installment Sales                                180         181
         Capital Lease Obligation                         859        --
         Deferred Revenue                                 495        --
                                                     --------    --------
         Net deferred tax liability                  $(18,810)   $ (8,242)
                                                     ========    ========

         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $0.3 million at December 31, 1999 and $0.5 million at December 31, 1998, respectively. The valuation allowance at December 31, 1999 is comprised of $0.2 million, which relates to prior and current year state net operating losses, and $0.1 million which relates to prior and current year Chilean net operating losses of Ferronor.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

16.      INCOME TAX PROVISION, continued

         The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 1999 (in thousands):

                                                        AMOUNT                      EXPIRATION PERIOD
                                                        ------                      -----------------

         U.S. - Federal                              $   5,536                      2003 - 2019
         U.S. - State                                   16,064                      2000 - 2019
         Chile                                           1,069                      None
         Australia                                      10,938                      None
         Canada                                          2,741                      2004 - 2006
                                                     ---------
                                                      $ 36,348
                                                     =========

         As part of certain acquisitions, the Company acquired net operating loss carry forwards for federal and state income tax purposes. The utilization of the acquired tax loss carry forwards is further limited by the Internal Revenue Code Section 382 to approximately $0.1 million each year. These tax loss carry forwards expire in the years 2001 through 2010.

         No provision was made in 1999 for U.S. income taxes on undistributed earnings of the Chilean, Canadian or Australian subsidiaries as it is the intention of management to utilize those earnings in their respective operations for an indefinite period of time.

         The provision includes a one-time income tax benefit of $3.4 million due to legislation passed in Australia during the third quarter of 1999, which permits the Company's Australian subsidiary to deduct, for income tax purposes, a larger amount of depreciation than is reported for financial statement purposes. Additionally, during December 1999, Australian tax regulations were passed which will ultimately reduce the statutory tax rate in Australia from 36% to 30%. A one-time income tax provision of $0.6 million was recorded to revalue the Company's Australian net deferred tax assets due to this rate reduction.

17.      OTHER INCOME:

         Included in other income for 1999 was a fourth quarter gain on insurance settlement of $4.1 million from an accident which destroyed certain locomotives and railcars in Australia. In addition, other income for 1999 includes $0.7 million in exchange gains from Australia and Chile and $0.3 million in gain on the sale of the Company's minority interest in GSR.

18.      STOCK OPTIONS:

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

18.      STOCK OPTIONS, continued

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

         Under an employment agreement dated November 1994, Mr. Marino was granted ten-year non-qualified options to purchase an aggregate of 350,000 shares of the Company's common stock at exercise prices ranging from $3.10 to $4.15. Options to purchase 175,000 shares were immediately exercisable and options to purchase 87,500 shares became exercisable on each of March 1, 1996 and 1997.

         Effective January 1, 1998, Mr. Marino entered into a new employment agreement with the Company under which he was granted ten-year non-qualified options to purchase 300,000 shares of common stock of the Company at exercise prices varying from $7.25 to $9.50. All of the options are immediately exercisable.

         During June 1998, the Company implemented the 1998 Omnibus Executive Incentive Compensation Plan ("1998 Plan"). The 1998 Plan supersedes the 1992 Plan and the 1995 Stock Incentive Plan. The 1998 Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards. The aggregate number of shares to be issued pursuant to the 1998 Plan are 930,000 shares. Options for 76,000 shares of common stock of the Company, at an exercise price of $6.125, were issued pursuant to the 1998 Plan as of July 1, 1998. Options for 126,000 shares of common stock of the Company, at an exercise price of $8.75, were issued pursuant to the 1998 Plan as of April 1999. These options vest ratably over a three year period on each anniversary date and mature ten years after the grant date. Options for 725,000 shares of common stock of the Company, at an exercise price of $9.00, were issued pursuant to the 1998 Plan as of January 1, 2000. These options are subject to shareholder approval at the Company's 1999 Annual Shareholders Meeting.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

18.      STOCK OPTIONS, continued

         In July 1998, the Company issued, options to purchase an aggregate of 150,000 shares of common stock to certain employees at exercise prices equal to $6.125 per share. The options vest ratably over a three year period on each anniversary date and mature June 30, 2008. During 1999, the Company issued options to purchase an aggregate of 25,000 shares of common stock of the Company at an exercise price of $7.8125, options to purchase 153,500 shares of common stock of the Company at an exercise price of $8.75 and options to purchase 125,500 shares of common stock of the Company at an exercise price of $9.75. All of these options vest ratably over a three year period from the date of grant and mature in ten years from the date of grant.

         The Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 1999, 1998 and 1997 as all stock options were granted with an exercise price at least equal to the market price on the date of grant. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share information):

                                                                    1999               1998           1997
                                                              --------------    --------------   --------------
         Net income - as reported                             $       9,921     $        4,401   $        1,939
                                                              =============     ==============   ==============
         Net income - pro forma                               $       8,972     $        3,562   $        1,152
                                                              =============     ==============   ==============

         Basic net income per share - as reported                    $ 0.80             $ 0.46           $ 0.23
                                                                     ======             ======           ======
         Basic net income (loss) per share -
                  pro forma                                          $ 0.72             $ 0.37           $ 0.14
                                                                     ======             ======           ======

         These calculations only take into account the options issued since January 1, 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield 0.0%; expected volatility of 45%-55%; risk-free interest rate of 5.50% -7.8%; and expected lives of 10 years. The weighted average fair value of options granted for 1999, 1998 and 1997 were $5.86, $3.97, and $3.08, respectively.

         Information regarding the above options for 1999, 1998 and 1997 is as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                             NUMBER OF              EXERCISE
                                                                               SHARES                PRICE
                                                                             ---------             ---------

                  Outstanding at January 1, 1997                              1,124,000              $3.74
                  Granted                                                       363,500              $5.00
                  Exercised                                                    (202,933)             $3.69
                  Forfeited                                                     (33,667)             $4.21
                                                                              ---------

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

18.      STOCK OPTIONS, continued

                  Outstanding at December 31, 1997                            1,250,900              $4.10
                  Granted                                                       551,000              $7.35
                  Exercised                                                    (237,950)             $3.66
                  Forfeited                                                     (78,450)             $3.58
                                                                              ---------
                  Outstanding at December 31, 1998                            1,485,500              $5.40
                  Granted                                                       455,000              $8.97
                  Exercised                                                     (89,667)             $4.35
                  Forfeited                                                     (10,833)             $5.09
                                                                              ---------
                  Outstanding at December 31, 1999                            1,840,000              $6.34
                                                                              =========

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------------     ---------------------------
                                             WEIGHTED
                                              AVERAGE          WEIGHTED                         WEIGHTED
         RANGE OF                           REMAINING           AVERAGE                          AVERAGE
         EXERCISE           NUMBER           CONTRACTUAL        EXERCISE         NUMBER         EXERCISE
         PRICE            OF OPTIONS           LIFE              PRICE         OF OPTIONS         PRICE
         --------------------------------------------------------------------------------------------------

         $3.40-$5.00        836,750            5.92              $4.24           836,750          $4.24
         $5.01-$7.00        248,250            8.50              $6.13            80,916          $6.13
         $7.01-$9.50        755,000            8.80              $8.74           308,333          $8.36
                          ---------                                            ---------
                          1,840,000                                            1,225,999
                          =========                                            =========

         In January 1995, the Company established an Employee Stock Purchase Plan open to all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's Common Stock on January 1 or December 31, of any given year, whichever is lower. For the years ended December 31, 1999, 1998 and 1997, 16,500, 18,289 and 23,433 shares of common stock, respectively, were sold to employees under this plan.

19.      NONCASH INVESTING AND FINANCING ACTIVITIES:

         In April 1999, the Company issued 750,000 warrants, valued at $3.0 million to purchase shares of its Common Stock as part of the Freight Victoria acquisition financing. The Company issued an additional 50,000 warrants, valued at $0.2 million to purchase the Company's Common Stock in November 1999 as part of the financing. The Company also issued a $2.6 million convertible note in connection with the Freight Victoria financing. This note was converted into the Company's stock in July 1999.

         In August 1999, the Company issued 876,363 warrants, valued at $2.7 million, to purchase the Company's Common Stock pursuant to a private offering of its junior convertible subordinated debentures.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

19.      NONCASH INVESTING AND FINANCING ACTIVITIES, continued

         During 1999, $0.7 million of convertible notes were converted into the Company's Common Stock. In addition, $2.0 million of the redeemable convertible preferred stock was converted into the Company's Common Stock during 1999.

         The Company issued 20,000 shares of common stock to the Company's Chief Executive Officer for a $95,000 note receivable during 1997. The Company issued 30,000 shares of common stock to the Company's Chief Executive Officer for a $97,500 note receivable during 1998.


                                                                 1999           1998          1997
                                                               --------       --------      --------
         Acquisition of businesses:
              Common stock issued for businesses acquired       $    --      $     453    $    --
              Warrants issued for business acquired                 3,031         --           --
              Debt issued for business acquired                   173,493         --           --
              Acquisition costs accrued                               238           31           90
              Details of acquisitions:
                  Working capital components, other than cash      (7,294)        (801)       2,867
                  Property and equipment                         (209,624)      (2,482)     (16,071)
                  Other assets                                     (4,234)        (962)         (31)
                  Deferred loan costs                              (6,959)        --           --
                  Goodwill                                           --           (355)        --
                  Notes payable and loans payable                  35,466        1,921          340
                  Deferred income taxes payable                     7,430          440         --
                  Minority interest                                  --           --          5,415
                                                                ---------    ---------    ---------
                       Net cash used in acquisitions            $  (8,453)   $  (1,757)   $  (7,390)
                                                                =========    =========    =========

         Cash paid for interest during 1999, 1998 and 1997 was $16.3 million, $5.7 million and $3.9 million, respectively. Cash paid for income taxes during 1999, 1998 and 1997 was $1.3 million, $0.2 million and $0.2 million, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

20.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Management believes that the fair value of its long-term debt approximates its carrying value for the revolving line of credit based on the variable nature of the financing and for all other long-term debt based on current borrowing rates available with similar terms and maturities.

21.      PENSION AND OTHER BENEFIT PROGRAMS

         The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.

         DEFINED BENEFIT - The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway Company ("CPR") to a subsidiary of RaiLink, Ltd. The defined benefit portion of the plan is a mirror plan of CPR's defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CPR transferred to the Company the appropriate value of each employee's pension entitlement.

         The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan (in thousands).

         Change in benefit obligation
              Benefit obligation at August 1, 1999             $ 2,710
              Service cost                                          26
              Interest cost                                         79
              Plan participants' contributions                      38
                                                               -------
              Benefit obligation at December 31, 1999            2,853
                                                               -------
         Change in plan assets
              Fair value of plan assets at August 1, 1999        2,445
              Actuarial return on plan assets                      132
              Employer contributions                                37
              Plan participants' contributions                      41
                                                               -------
              Fair value of plan assets at December 31, 1999     2,655
                                                               -------
         Funded status                                            (198)
              Unrecognized net actuarial loss                     --
              Unrecognized prior service costs                    --
                                                               -------
              Accrued benefit cost                             $  (198)
                                                               =======
         Rate Assumptions
              Discount rate                                       7.00%
              Expected return on plan assets                      8.00%
              Rate of compensation increase                       4.50%

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

21.      PENSION AND OTHER BENEFIT PROGRAMS, continued

         Components of net periodic benefit cost for August 1, 1999 to December 31, 1999

                  Service cost                                   $  25
                  Interest cost                                     79
                  Expected return on plan assets                   (82)
                  Net obligation at date of adoption                17
                                                                 -----
                  Net periodic pension cost                      $  39
                                                                 =====

         Freight Victoria's employees participate in the Victorian governments superannuation funds. The contributions made by Freight Victoria for the period May 1, 1999 to December 31, 1999 are as follows (in thousands):

                  Victorian Superannuation Fund                $ 62
                  State Superannuation Fund                     647
                  Transport Fund                                194
                  Freight Victoria Fund                          53
                                                               ----
                    Total contributions                        $956
                                                               ====

         Victorian Superannuation Fund (VICSUPER SCHEME)
         1. Contributions are made in accordance with the Superannuation Guarantee (Administration) Act of 1992.

         State Superannuation Fund
         1. Contributions are made in accordance with the actuarial calculations as advised by the State Superannuation Fund.

         Defined contribution - The defined contribution component applies to a majority of the Company's Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee's salary to the plan. Pension expense for the period August 1, 1999 to December 31, 1999 for the defined contribution members was $0.1 million.

         Profit Sharing Plan

         The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing six years of service. Employer contributions during the years ended December 31, 1999, 1998 and 1997 were approximately $81,000, $66,000 and $40,000, respectively.

22.      OTHER LIABILITIES

         Other liabilities principally are accrued employee benefits in Australia and consist of the following at December 31, 1999 and 1998 (in thousands):

                                   1999        1998
                                 --------    -------

         Long service leave       $ 7,663     $  --
         Annual leave               6,087        --
         Other leave types          2,182        --
         Deferred revenue             442        427
                                  -------    -------
                                  $16,373    $   427
                                  =======    =======

23.      COMMITMENTS AND CONTINGENCIES:

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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

23.      COMMITMENTS AND CONTINGENCIES, continued

         The Company has a $4.9 million obligation, under certain events of default or line abandonment occurs, to the Canadian National Railroad in connection with its Coronado and Bonnyville property. The obligation bears no interest and has no pre-defined terms of payment or maturity.

24.      SEGMENT INFORMATION:

         The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada and the International rail transportation segment includes the operations of Company's railroad subsidiaries in Chile and Australia. During 1999, the Company's trailer manufacturing segment was classified as a discontinued operation and is reported that way for all period presented.

         Business segment information for the year ended December 31, 1999, 1998 and 1997 (dollar amounts in thousands):


                                                                NORTH AMERICAN    INTERNATIONAL
                                             CONSOLIDATED          RAILROADS        RAILROADS          OTHER
                                             ------------        -------------    --------------       -----

         YEAR ENDED DECEMBER 31, 1999:
         Revenue                            $      125,372    $      40,937     $      82,473       $    1,962
         Depreciation and amortization      $        9,179    $       3,594     $       4,660       $      925
         Income (loss) before income taxes  $        5,239    $       4,275     $       6,897*      $   (5,933)
         Interest expense                   $       16,287    $       5,709     $       9,157       $    1,421
         Total assets                       $      428,932    $     174,343     $     214,599       $   39,990
         Capital expenditures               $       50,702    $      22,461     $      24,946       $    3,295

         YEAR ENDED DECEMBER 31, 1998:
                                                                NORTH AMERICAN    INTERNATIONAL
                                             CONSOLIDATED          RAILROADS        RAILROADS          OTHER
                                             ------------        -------------    --------------       -----

         Revenue                            $       37,256    $      16,191     $      15,924       $    5,141
         Depreciation and amortization      $        2,543    $       1,570     $         706       $      267
         Income (loss) before income taxes  $         (887)   $       2,072     $       1,754       $   (4,713)
         Interest expense                   $        4,479    $       2,822     $         789       $      868
         Total assets                       $      117,081    $      53,692     $      39,780       $   23,609
         Capital expenditures               $       24,767    $       6,343     $      12,807       $    5,617

         YEAR ENDED DECEMBER 31, 1997:

                                                                NORTH AMERICAN    INTERNATIONAL
                                             CONSOLIDATED          RAILROADS        RAILROADS          OTHER
                                             ------------        -------------    --------------       -----

         Revenue                            $       24,496    $      16,014     $       8,062       $      420
         Depreciation and amortization      $        1,789    $       1,337     $         267       $      185
         Income (loss) before income taxes  $         (127)   $       2,071     $       1,013       $   (3,211)
         Interest expense                   $        3,275    $       2,739     $         341       $      195
         Total assets                       $       83,585    $      53,134     $      23,115       $    7,336
         Capital expenditures               $        6,756    $       3,963     $       2,290       $      503


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

24.      SEGMENT INFORMATION, continued

         Geographical segment information for the years ended December 31, 1999, 1998 and 1997 (dollar amounts in thousands):


                                    CONSOLIDATED    UNITED STATES         CANADA          CHILE      AUSTRALIA
                                    ------------    -------------         ------          -----      ---------

         YEAR ENDED DECEMBER 31, 1999:
         Revenue                     $    125,372    $     22,720     $     20,179    $  19,115     $   63,358
         Depreciation and
              amortization           $      9,179    $      2,428     $      2,091    $   1,231     $    3,429
         Income(loss) before
              income taxes           $      5,239    $     (2,978)    $        919    $   1,473     $    5,825*
         Interest expense            $     16,287    $      3,926     $      3,203    $   1,595     $    7,563
         Total assets                $    428,932    $    115,295     $     99,038    $  52,022     $  162,577
         Capital expenditures        $     50,702    $     13,915     $     11,841    $  13,389     $   11,557

         YEAR ENDED DECEMBER 31, 1998:


                                    CONSOLIDATED    UNITED STATES         CANADA          CHILE      AUSTRALIA
                                    ------------    -------------         ------          -----      ---------

         Revenue                     $     37,256    $     17,080     $      4,252    $  15,924     $     --
         Depreciation and
              amortization           $      2,543    $      1,837     $         --    $     706     $     --
         Income (loss) before
              income taxes           $       (887)   $     (2,327)    $       (142)   $   1,580     $      2
         Interest expense            $      4,479    $      3,104     $        109    $   1,266     $     --
         Total assets                $    117,081    $     74,628     $      2,672    $  37,786     $  1,995
         Capital expenditures        $     24,767    $     11,747     $        213    $  12,807     $     --

         YEAR ENDED DECEMBER 31, 1997:


                                    CONSOLIDATED    UNITED STATES           CHILE              AUSTRALIA
                                    ------------    -------------           -----              ---------

          Revenue                       $  24,496     $    16,434       $     8,062            $       --
          Depreciation and
              amortization              $   1,789     $     1,521       $       268            $       --
          Income (loss) before
              income taxes              $    (127)    $    (1,140)      $     1,013            $       --
          Interest expense              $   3,275     $     2,933       $       342            $
          Total assets                  $  83,585     $    60,470       $    21,261            $    1,854
          Capital expenditures          $   6,756     $     4,466       $     2,290            $       --

          * - Amount includes $4.1 million casualty gain.

          Identifiable assets consist of $425 million from continuing operations and $15 million from discontinued operations (not included in above amounts).

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -------

25.      SUBSEQUENT EVENTS:

         On February 4, 2000, the Company acquired RailTex, Inc. for approximately $128 million in cash and approximately 6.6 million shares of the Company's common stock valued at $60.8 million. Railtex, which operates 25 railroads over 4,100 mile of rail lines in North America, became a wholly-owned subsidiary of the Company. RailTex shareholders received $13.50 in cash and two-thirds of a share of RailAmerica common stock in exchange for each share of RailTex stock. In connection with the acquisition, the Company entered into a credit agreement providing $330 million of senior term loans and $50 million of senior revolving loans. In addition, a wholly-owned subsidiary of the Company issued $95 million of subordinated bridge notes and $55 million of asset sale bridge notes.

26.      UNAUDITED QUARTERLY FINANCIAL DATA:

         Quarterly financial data for 1999 is as follows (in thousands except per share amounts)

                                                   FIRST         SECOND         THIRD       FOURTH
                                                  QUARTER        QUARTER       QUARTER      QUARTER
                                                  -------        -------       -------      -------
         Operating revenue                         $ 10,225      $ 28,088     $ 38,901     $ 48,157
         Operating income                          $  1,628      $  4,373     $  6,600     $  8,667
         Income from continuing
           operations                              $     54      $  1,334     $  2,278     $  2,375
         Net income                                $  1,203      $  2,748     $  3,287     $  2,683
         Basic income (loss) from
           continuing operations per share         $  (0.02)     $   0.10     $   0.18     $   0.18
         Diluted income (loss) from continuing
           operations per share                    $  (0.02)     $   0.09     $   0.16     $   0.16

         Quarterly financial data for 1998 is as follows (in thousands except per share amounts)

                                                  FIRST         SECOND         THIRD       FOURTH
                                                 QUARTER        QUARTER       QUARTER      QUARTER
                                                 -------        -------       -------      -------

         Operating revenue                        $  5,853      $  9,117     $ 10,848     $ 11,439
         Operating income                         $    612      $  1,216     $  1,581     $  2,089
         Income (loss) from
           continuing operations                  $   (172)     $    170     $    193     $    (77)
         Net income                               $    603      $  1,332     $  1,361     $    910
         Basic income (loss) from
           continuing operations per share        $  (0.02)     $   0.02     $   0.02     $  (0.01)
         Diluted income (loss) from
           continuing operations per share        $  (0.02)     $   0.02     $   0.02     $  (0.01)


         The above amounts differ from what was included in the Form 10-Q's filed throughout the period due to the trailer manufacturing segment being included in discontinued operations for all periods reported in these consolidated financial statements.