Form 10-K/A
period 1999-12-31
RAILAMERICA INC /DE
filed 2000-04-28
CIK 887637

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____________ to ____________

                         Commission file number 0-20618

                                RAILAMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        65-0328006
---------------------------------                       -------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                        5300 Broken Sound Boulevard, N.W.
                            Boca Raton, Florida 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (561) 994-6015

                                   ----------

                                                    Name of each exchange
       Title of Each Class                           on which registered
       -------------------                           -------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          Common Stock Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 27, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $88,246,223.25, based on a closing price of $5.375 for the Common Stock, par value $.001 per share (the "Common Stock"), as reported on NASDAQ on such date.

         As of April 27, 2000, the number of outstanding shares of Common Stock of the registrant was 18,502,605.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 1999 of RailAmerica, Inc. (the "Company") is being filed to add
Part III of the Form 10-K, which was omitted in reliance on General Instruction G(3) thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

                     Name                         Age                            Position
                     ----                         ---                            --------
      Gary O. Marino....................          55        Chairman of the Board, Chief Executive Officer and
                                                               President
      Donald D. Redfearn................          47        Chief Administrative Officer, Executive Vice
                                                               President, Secretary and Director
      W. Graham Claytor, III............          49        Senior Vice President-International Rail Group
      Robert B. Coward..................          56        Senior Vice President-Manufacturing Group
      John M. Hovis.....................          47        Senior Vice President, Chief Operating Officer--North
                                                               American Rail Group
      Marinus van Onselen...............          51        Chief Executive Officer, Freight Victoria
      Jack Conser.......................          56        Senior Vice President--North Corridor North American
                                                               Rail Group
      John H. Marino....................          60        Chairman Emeritus of the Board and Assistant Secretary
      Ferd. C. Meyer....................          60        Director
      Douglas R. Nichols................          47        Director
      William G. Pagonis................          59        Director
      Richard Rampell...................          47        Director
      John M. Sullivan..................          75        Director
      Charles Swinburn..................          58        Director



         GARY O. MARINO - Mr. Marino has served as Chairman of the Company's Board of Directors and Treasurer since the Company's formation in April 1992, as Chief Executive Officer of the Company since March 1, 1994 and as President since July 1996. Mr. Marino has also served as the Chairman of the Board and Treasurer of Huron & Eastern Railway Company, Inc. ("HESR"), a subsidiary of the Company, since 1986 and as Chairman of the Board, President and Chief Executive Officer of Kalyn/Siebert I, Inc., a wholly owned subsidiary of the Company ("Kalyn/Siebert"), since its acquisition in 1994. Mr. Marino joined the Company on a full-time basis in March 1994. Mr. Marino also served as Chairman of Huron Transportation Group, Inc. ("HTG"), from its formation in 1987 until HTG merged with RailAmerica Services Corporation in December 1993 (the "HTG Merger"). From 1984 until October 1993, Mr. Marino served as Chairman, President and Chief Executive Officer of Boca Raton Capital Corporation ("BRCC"), a publicly-traded venture capital firm. Mr. Marino received his B.A.

degree from Colgate University in 1966 and an M.B.A. from Fordham University in 1973. From 1966 to 1969, Mr. Marino served as an officer of the United States Army Ordnance Corps. Gary O. Marino is the brother of John H. Marino.

         DONALD D. REDFEARN - Mr. Redfearn has served as the Company's Chief Administrative Officer since January 2000, has served as the Company's Executive Vice President and Secretary since December 1994 and has served as an officer and director of the Company since its formation in April 1992, and of HESR since 1986. Mr. Redfearn joined the Company on a full-time basis in January 1996. From September 1993 until September 1995, Mr. Redfearn served as President of Jenex Financial Services, Inc., a financial consulting firm. From 1984 until September 1993, Mr. Redfearn served in various capacities at BRCC, a former stockholder of the Company, including Senior Vice President, Assistant Secretary and Treasurer. Mr. Redfearn also served as a Vice President of HTG until the HTG Merger. Mr. Redfearn received his B.A. degree in Business Administration from the University of Miami and graduated from the School of Banking of the South at Louisiana State University.

         W. GRAHAM CLAYTOR, III - Mr. Claytor has served as a Senior Vice President of the Company since joining the Company in March 1996. Prior to joining the Company, Mr. Claytor served as Managing Director of Southern Pacific's Plant Rationalization function, charged with selling, leasing and abandoning surplus branch and mainline trackage. Prior to joining Southern Pacific, Mr. Claytor served as Superintendent of the Buffalo & Pittsburgh Railroad and as Trainmaster for Norfolk Southern Corporation, and supervised marine terminal operations of the Virginia Maryland Railroad. Mr. Claytor received his B.S. degree from Boston University.

         ROBERT B. COWARD - Mr. Coward has served as the Company's Senior Vice President-Manufacturing Group since the Company's acquisition of Kalyn/Siebert in 1994. Mr. Coward is responsible for performing all functions related to Kalyn/Siebert's government contracting business. From 1981 until 1994, Mr. Coward served as the President and Chief Executive Officer of Kalyn/Siebert and as General Manager from 1969 until 1981. Mr. Coward received his B.S. in Industrial Arts from North Texas University.

         JOHN M. HOVIS - Mr. Hovis has served as a Senior Vice President and Chief Operating Officer-North American Rail Group since February 2000. Prior to joining the Company, Mr. Hovis served as Chief Operating Officer of RailTex, Inc. ("RailTex") from November 1998 until the Company's acquisition of RailTex in February 2000. Prior to joining RailTex in 1998, Mr. Hovis was employed by Burlington Northern Sante Fe Railway and its predecessor railroads for 28 years.

         MARINUS VAN ONSELEN - Mr. Van Onselen has served as Chief Executive Officer and a director of Freight Victoria Limited, a subsidiary of the Company, since May 1999. Prior to joining Freight Victoria, Mr. van Onselen was the General Manager of the private rail freight forwarding company Boxcar. Mr. van Onselen also spent eleven years with V/Line Freight Corporation, the last four and a half of which as its Managing Director. Freight Victoria acquired the business of V/Line Freight in April 1999. He has also been a past member of the boards of Tradegate Australia, the Victorian Grain Elevators Board, the FTC's Workshop Board, the FTC's Corporate Management Group and he has served on the Victorian Road Freight Advisory Council, as well as a number of other transport related committees and groups.

         JACK F. CONSER - Mr. Conser joined the Company in 1992 as General Manager of HESR. Mr. Conser served as a Vice President of the Company from 1994 to 1997 and has served as a Senior Vice President of the Company since July 1997. From 1985 to 1992, Mr. Conser was General Manager of the Genesee & Wyoming Railroad, the Rochester & Southern Railroad, the Buffalo & Pittsburgh Railroad and the Dansville & MT. Morris Railroad, affiliates of Genesee Wyoming Industries. From 1973 to 1985, Mr. Conser was superintendent of traffic for the Providence & Worcester Railroad.

         JOHN H. MARINO - Mr. Marino currently serves as the Chairman Emeritus of the Board of Directors. Mr. Marino has served as Vice Chairman of the Company's Board of Directors since July 1996 and has been a director of the Company since its formation in April 1992. From April 1992 until July 1996, Mr. Marino served as the Company's President and Chief Operating Officer. Mr. Marino founded, and from 1986 until April 1996, served as the President and a director of HESR. Mr. Marino also served as the President of Huron Transportation Group, Inc.

("HTG") from its formation in January 1987 until it merged with RailAmerica Services Corporation in December 1993 (the "HTG Merger"). Prior to founding HESR in 1985, Mr. Marino served as President and Chief Executive Officer of several shortline railroads, as an officer of the Reading Railroad and with the United States Railway Association, Washington, D.C. Mr. Marino received his B.S. degree in civil engineering from Princeton University in 1961 and his M.S. degree in transportation engineering from Purdue University in 1963. From 1963 to 1965, Mr. Marino served as an officer of the United States Army Corps of Engineers. John H. Marino is the brother of Gary O. Marino.

         FERD. C. MEYER, JR. - Mr. Meyer became one of the Company's directors in February 2000 in connection with the Company's acquisition of RailTex. Mr. Meyer served as a director of RailTex from 1977 until the Company's acquisition of RailTex. Mr. Meyer is Executive Vice President and General Counsel of Central and South West Corporation, a public holding company for five electric utility companies operating in Texas, Oklahoma, Arkansas, Louisiana, and the United Kingdom. From 1988 to January 1998, Mr. Meyer was Vice President and Assistant General Counsel of Central and South West Services, Inc., a subsidiary of Central and South West Corporation.

         DOUGLAS R. NICHOLS - Mr. Nichols has served as a director of the Company since July 1996. Mr. Nichols is a certified public accountant and the founder, President and principal stockholder of First London Securities Corporation, a securities broker-dealer specializing in equity trading and investment banking. From 1989 to 1991, Mr. Nichols was a Vice President with the Dallas, Texas office of Smith Barney and from 1986 to 1989 was a broker with the Dallas branch of Shearson Lehman Brothers. Mr. Nichols is currently a member of the National Railway Historical Society. Mr. Nichols received a B.A. degree from Allegheny College in 1974.

         WILLIAM G. PAGONIS - Mr. Pagonis became one of the Company's directors in February 2000 in connection with the Company's acquisition of RailTex. Mr. Pagonis served as a director of RailTex from February 1999 until the Company's acquisition of RailTex. Mr. Pagonis is Executive Vice President of Logistics for Sears, Roebuck and Company, where he is responsible for all of Sears' logistics functions, including vendor relations, transportation, distribution, international logistics, outlet stores, home delivery services and the integration of logistics information services. Prior to joining Sears in November 1993, Mr. Pagonis served in the U.S. Army for 29 years, retiring with the three-star rank of Lieutenant General.

         RICHARD RAMPELL - Mr. Rampell has served as a director of the Company since July 1995. Mr. Rampell, a certified public accountant, is currently the Chief Executive of Rampell & Rampell, P.A., Certified Public Accountants, of Palm Beach, Florida. Mr. Rampell is a past President of the Palm Beach Tax Institute and a past President of the Florida Institute of CPA's, East Coast Chapter. Mr. Rampell graduated with honors from Princeton University with an A.B. degree and received an M.B.A. from the Wharton School at the University of Pennsylvania.

         JOHN M. SULLIVAN - Mr. Sullivan has served as a director of the Company since January 1993. From 1977 until 1981, Mr. Sullivan served, upon appointment by President Carter, as head of the United States Federal Railroad Administration. From 1982 until 1990, Mr. Sullivan was President and Chief Executive Officer of Haug Die Casting, Inc. Mr. Sullivan is currently the Vice President - Sales of Sullivan Die Casting, Inc., a manufacturer of zinc die casting, in which Mr. Sullivan owns a 19% ownership interest. Mr. Sullivan received his B.S. degree in engineering from the United States Naval Academy and served with the United States Navy as an officer, and ultimately as a carrier aviator from 1946 to 1954.

         CHARLES SWINBURN - Mr. Swinburn has served as a director of the Company since February 1995. Mr. Swinburn is currently a practicing attorney in the Washington, D.C. office of Morgan, Lewis & Bockius, where he specializes in environmental law. From April 1990 through August 1993, Mr. Swinburn served as a consultant to private industry and the government. Prior to that time, Mr. Swinburn served as Vice President of Rollins Environmental Services, Inc. Mr. Swinburn has served in various capacities at the U.S. Department of Transportation, most recently as Deputy Assistant Secretary for Policy and International Affairs. Mr. Swinburn received his B.A. degree from Princeton University in 1969, his M.B.A. from Harvard Business School in 1971 and his J.D. from the University of Pennsylvania in 1993.

ELECTION OF EXECUTIVE OFFICERS

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC"), initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports.

         To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written or oral representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 1999 with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, with the exception of (i) the failure by W. Graham Claytor, III, the Company's Senior Vice President-International Rail Group, to timely file a Form 5 reporting the grant to him of options to purchase 11,500 shares of Common Stock on June 30, 1998 and
(ii) the failure by Richard Rampell, a Director of the Company, to timely file a Form 5 reporting the grant to him of options to purchase 50,000 shares of Common Stock on June 30, 1995 and the grant to him of options to purchase 5,000 shares of Common Stock on June 30, 1998, all of which transactions were reported in February 2000.


                INFORMATION REGARDING THE BOARD OF DIRECTORS AND
                      COMMITTEES OF THE BOARD OF DIRECTORS

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During the year ended December 31, 1999, the Board of Directors of the Company held a total of five meetings and took a number of actions by unanimous written consent. During 1999, no director attended fewer than 75% of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board, and (ii) the number of meetings of committees of the Board of Directors held during the period he served on such committees.

         Messrs. Swinburn, Sullivan and Rampell are the current members of the Company's Audit Committee, which committee held two meetings during the year ended December 31, 1999. The duties and responsibilities of the Audit Committee include (i) recommending to the Board of Directors the appointment of the Company's auditors and any termination of engagement, (ii) reviewing the plan and scope of audits, (iii) reviewing the Company's significant accounting policies and internal controls and (iv) having general responsibility for all audit related matters.

         Messrs. Swinburn, Nichols and Rampell are the current members of the Company's Compensation Committee, which committee held three meetings during the year ended December 31, 1999. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers each of the Company's compensation and benefit plans.

         In addition to the foregoing committees, the Board has established an Executive Committee consisting of Messrs. Gary O. Marino, Donald D. Redfearn and Richard Rampell which held three meetings during the year ended December 31, 1999, and a Government Affairs Committee consisting of Messrs. John H. Marino, John Sullivan and Charles Swinburn. The Executive Committee may exercise all the authority of the full board and take any action that could be taken by the board except the duties that may not be delegated. The Government Affairs Committee recommends corporate policy and position on Federal and State legislative initiatives affecting the freight transportation industry, coordinates lobbying efforts with various regional and national industry and trade associations and agencies and establishes guidelines for use of government affairs outside consultants.

         The Board does not have a standing nominating committee.

ADDITIONAL INFORMATION CONCERNING DIRECTORS

         Each non-employee director of the Company receives a directors fee of $2,000 per month, as well as $500 per Board meeting and $400 for each additional day spent on Company business. All directors are reimbursed for reasonable out-of-pocket expenses associated with travel to meetings of the Company's Board of Directors or committees thereof. Directors who are also employees of the Company do not receive additional compensation for their services as directors.

         As more fully described in Item 11 below, non-employee directors are eligible to receive options under the Company's 1995 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides for an automatic grant of an option to purchase 50,000 shares of Common Stock upon a person's election as a non-employee director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the aggregate compensation awarded to, earned by or paid to (i) Gary O. Marino, the Company's Chairman of the Board, Chief Executive Officer and President, (ii) Donald D. Redfearn, the Company's Chief Administrative Officer, Executive Vice President-Administration and Secretary, (iii) W. Graham Claytor III, the Company's Senior Vice President-International Rail Group and (iv) Robert B. Coward, the Company's Senior Vice President- Manufacturing Group (v) Jack F. Conser, the Company's Senior Vice President-North Corridor North American Rail Group and (vi) Marinus van Onselen, the Chief Executive Officer of Freight Victoria (collectively, the "Named Executive Officers") during each of such years. No other executive officer of the Company received compensation in excess of $100,000 in 1999, 1998 or 1997. The Company did not grant any restricted stock awards or stock appreciation rights or make any long term incentive plan payouts during such years.

SUMMARY COMPENSATION TABLE

                                                             Annual Compensation                       Compensation Awards
                                               ---------------------------------------------    -------------------------------
                                                                                                Securities
                                                                               Other Annual     Underlying        All Other
   Name and Principal Position     Year        Salary($)        Bonus($)     Compensation(1)    Options(#)      Compensation($)
   ---------------------------     ----        ---------        --------     ---------------    ----------      ---------------
Gary O. Marino...............      1999        $486,583(2)      $417,500(3)     $129,743(4)      550,000(5)          --
   Chairman of the Board,          1998         301,000          230,617(8)      301,875(6)      350,000(7)          --
   Chief Executive Officer,        1997         275,000(17)       93,736(10)(9)  115,235(6)       20,000(12)         --
   President and Chief
   Financial Officer

Donald D. Redfearn ..........      1999         181,000          142,500          34,490(4)      130,000(13)         --
   Chief Administrative            1998         151,000           52,031              --          20,000(14)         --
   Officer, Executive Vice         1997         125,000           20,275          93,556(6)       25,000(12)         --
   President and Secretary

W. Graham Claytor............      1999         137,500           72,500          28,918(4)       31,500(15)         --
   Senior Vice President           1998         115,000           45,000              --          11,500(14)         --
                                   1997          93,333           83,000              --          15,000(12)         --

Robert Coward................      1999         153,297           30,469          58,419(4)       31,500(15)         --
   Senior Vice President           1998         115,000           57,000              --          11,500(14)         --
                                   1997          96,977           47,500              --          25,000(12)         --

Jack F. Conser...............      1999         103,500           27,563          31,775          23,000(16)         --
   Senior Vice                     1998          96,000            9,797          11,200(6)        8,000(14)         --
   President--North Corridor       1997          81,250            9,110           7,500          10,000(11)         --
   North American Rail Group

Marinus van Onselen..........      1999         164,640(19)           --              --          25,000(18)
   Chief Executive Officer,        1998              --               --              --              --
   Freight Victoria                1997              --               --              --              --


----------

 (1) The aggregate amount of perquisites and other personal benefits provided to each named executive officer is less than 10% of the total amount of salary and bonus of the officer.
 (2) Includes $100,583 which related to a deferred compensation plan that was paid directly to the executive officer.
 (3) Includes forgiveness of $32,500 under a promissory note owed to the Company.
 (4)     Consists of amounts paid under a Supplemental Executive Retirement
         Plan.
 (5) Represents options for the purchase of 50,000 shares of the Company's Common Stock at an exercise price of $8.75 and options for the purchase of 500,000 shares of the Company's Common Stock at an exercise price of $9.00 granted under the Company's 1998 Executive Incentive Compensation Plan. 500,000 of such options are subject to approval by the Company's stockholders of an amendment to such Plan increasing the number of shares of Common Stock available for issuance under such Plan.
 (6) Represents gains on exercise of stock options and subsequent sales of the Common Stock.
 (7) Granted pursuant to the terms of Mr. Gary Marino's employment agreement. Such options have exercise prices ranging from $7.25 to $9.50 per share.
 (8) Includes forgiveness of promissory notes to the Company in the amount of $80,617.
 (9) Includes forgiveness of a promissory note to the Company in the amount of $47,500.
(10) Represents a bonus which was paid to Mr. Gary Marino in 1997 based upon the performance of the Company for the year ended December 31, 1996.
(11) Represents options granted under the Company's 1995 Stock Incentive Plan which have an exercise price of $3.625 per share.
(12) Represents options granted under the Company's 1995 Stock Incentive Plan which have an exercise price of $5.00 per share.
(13) Represents options for the purchase of 20,000 shares of the Company's Common Stock at an exercise price of $8.75 and for the purchase of 110,000 shares of the Company's Common Stock at an exercise price of $9.00 granted under the Company's 1998 Executive

         Incentive Compensation plan. 110,000 of such options are subject to approval by the Company's stockholders of an amendment to such Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(14) Represents options granted under the Company's 1998 Omnibus Executive Compensation Plan which have an exercise price of $6.125 per share.
(15) Represents options for the purchase of 11,500 shares of the Company's Common Stock at an exercise price of $8.75 and for the purchase of 20,000 shares of the Company's Common Stock at an exercise price of $9.00 granted under the Company's 1998 Executive Incentive Compensation Plan. 20,000 of such options are subject to approval by the Company's stockholders of an amendment to such Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(16) Represents options for the purchase of 8,000 shares of the Company's Common Stock at an exercise price of $8.75 and for the purchase of 15,000 shares of the Company's Common Stock at an exercise price of $9.00 granted under the Company's 1998 Executive Incentive Compensation Plan. 15,000 of such options are subject to approval by the Company's stockholders of an amendment to such Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(17) Includes deferred compensation of $25,000 which was contributed to a nonqualified deferred compensation plan in January 1997.
(18) Granted pursuant to the Company's 1998 Executive Incentive Compensation Plan. Such options have an exercise price of $9.750.
(19) Based upon accrued salary expense incurred by the Company for Mr. van Onselen's 1999 services which has not yet paid to Mr. van Onselen. Computed by applying an exchange rate of $.58AUS/$1.00 U.S. to $280,000 AUS.

EMPLOYMENT AGREEMENTS

         As of January 1, 1998, Mr. Gary O. Marino entered into a new employment agreement (the "Agreement") with the Company which provides that he serve as Chief Executive Officer of the Company. Under the Agreement, Mr. Marino is to receive a base salary of $300,000 per year. Mr. Marino's base salary is subject to increase in accordance with the Consumer Price Index, as well as additional increases in the discretion of the Board of Directors. On January 1, 1999, the Board of Directors increased Mr. Marino's base salary to $385,000 per year. Mr. Marino is also entitled to a $1,000 monthly car allowance. Under the Agreement, Mr. Marino is entitled to such benefits (including medical, dental, disability and life insurance) as the Company and its subsidiaries typically provide to their employees generally. The Agreement also provides that the Company make annual cash payments for retirement benefits to a trust for the benefit of Mr. Marino.

         In addition, pursuant to the Agreement, Mr. Marino was issued options to purchase an aggregate of 300,000 shares of Common Stock at exercise prices ranging from $7.25 to $9.50 per share. All of such options are currently exercisable and have a term of ten (10) years from the date they became exercisable. The Agreement has an initial term expiring on December 31, 2000, and is subject to automatic one year renewal terms, unless either party notifies the other of non-renewal 180 days prior to the expiration of the then current term. In the event Mr. Marino's employment is terminated without cause pursuant to a change in control of the Company, Mr. Marino is entitled to receive as of the date of termination a lump sum equal to 150% of his total compensation for the 12 month period prior to the date of termination. The Agreement also contains certain non-competition provisions applicable to Mr. Marino should he resign from the Company or be terminated with cause.

STOCK OPTION AND BONUS PLANS

         1992 STOCK OPTION PLAN. The Company's 1992 Stock Option Plan provides officers, employees and consultants of the Company and its subsidiaries who are not directors of the Company or 5% stockholders (directly or indirectly) the ability to receive grants of options to purchase shares of Common Stock. The 1992 Stock Option Plan was approved by the Company's stockholders as of July 1, 1992, and became effective as of such date. The Company has reserved 250,000 shares of Common Stock for the grant of options under the 1992 Stock Option Plan, all of which have been granted and 36,800 of which are currently outstanding at an exercise price of $3.50 per share.

         CORPORATE SENIOR EXECUTIVE BONUS PLAN. In May 1995, the Board of Directors adopted its Corporate Senior Executive Bonus Plan (the "Bonus Plan") pursuant to which participants receive cash bonuses based upon the annual performance of the Company and its subsidiaries, commencing with the 1995 fiscal year.

         The Company's 1992 Stock Option Plan and Bonus Plan were replaced by the 1998 Executive Incentive Compensation Plan (see below) as of April 1998.

         QUALIFIED DEFERRED COMPENSATION PLAN. Effective January 3, 1997, the Company adopted certain nonqualified deferred compensation plans and established a trust to which the Company made contributions under the Plans (the "Trust"). In connection with the foregoing, the Company executed Nonqualified Deferred Compensation Agreements (each, a "Deferred Compensation Agreement") with Gary O. Marino, the Company's Chairman of the Board, President and Chief Executive Officer, and John Marino, the Company's Vice Chairman of the Board, pursuant to which such individuals may defer a percentage of their respective compensation and contribute such amount to their retirement pay. Any amount of compensation or bonus deferred by the executive shall be transferred to the Trust and thereafter be invested and reinvested by the trustee and paid to the executive in accordance with the Trust and the Deferred Compensation Agreement. In addition to each executive's requested deferral, the Company shall transfer to the Trust for the executive's benefit each calendar year at least $20,000, which amounts shall be invested and reinvested by the trustee in accordance with the Trust and the Deferred Compensation Agreements. The Qualified Deferred Compensation Plan was replaced by the Company's Supplemental Executive Retirement Plan (defined hereunder).

         1995 STOCK INCENTIVE PLAN. Effective January 1, 1995, the Company adopted the 1995 Stock Incentive Plan pursuant to which key personnel of the Company selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock units, and awards consisting of combinations of such incentives. The Company has reserved 1,000,000 shares of Common Stock for the grant of options under the 1995 Stock Incentive Plan, 609,500 of which have been granted and 312,450 of which are currently outstanding at exercise prices ranging from $3.50 to $5.00.

         1995 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. Effective January 1, 1995, the Board of Directors adopted the Directors Plan, under which, as amended and restated effective April 8, 1999, 500,000 shares of Common Stock have been reserved for issuance. Pursuant to the Directors Plan, directors of the Company who are not also employees of the Company ("Non-Employee Directors") are granted options to purchase Common Stock upon election to the Company's Board of Directors. The Directors Plan is administered by the Compensation Committee, the members of which are also participants therein. Subject to the provisions of the Directors Plan, the Compensation Committee has sole discretionary authority to construe, interpret and apply the terms of the Directors Plan, to determine all questions thereunder, and to adopt and amend such rules and regulations for the administration thereof as it may deem desirable.

         Under the terms of the Directors Plan, each Non-Employee Director shall be granted an option to purchase 50,000 shares of Common Stock on the date such person is first elected to become a director of the Company. The term of the Directors Plan is ten years from the effective date, after which no further options will be granted thereunder. Options granted under the Directors Plan expire ten years from the date of grant. The exercise price per share of each option granted under the Directors Plan will be the fair market value of the Common Stock on the date prior to the date the option is granted. Options granted under the Directors Plan vest over a period of three years at the rate of one-third annually on each anniversary date of the date of grant, provided the Non-Employee Director to whom the options are granted continues to serve as a director on each such vesting date.

         On April 13, 2000, the Board of Directors adopted the First Amendment to the Amended and Restated 1995 Non-Employee Director Stock Option Plan and recommended that it be submitted to the Company's stockholders for their approval at the 2000 Annual Meeting of Stockholders (the "Annual Meeting). This Plan has been amended to increase the number of shares eligible for grant from 500,000 to 750,000, to provide for additional annual grants of options to purchase shares of Common Stock to directors in addition to the grant of options made upon appointment as a director and to provide for a vesting schedule whereby the options would vest one-third on the date of grant and then one-third annually on each of the two consecutive anniversaries of the date of grant.

         As of the date hereof, options under the Directors Plan to purchase (i) 10,000 shares of Common Stock have been granted to Donald D. Redfearn at an exercise price of $3.50 per share, (ii) 50,000 shares of Common Stock have been granted to Charles Swinburn at an exercise price of $4.19 per share, (iii) 50,000 shares of Common Stock have been granted to Richard Rampell at an exercise price of $4.81 per share, (iv) 50,000 shares of Common Stock have been granted to Douglas Nichols at an exercise price of $3.50 per share, (v) 5,000 shares of Common

Stock have been granted at an exercise price of $6.125 per share to each of John Marino, Douglas Nichols, Richard Rampell, John Sullivan and Charles Swinburn,
(vi) 5,000 shares of Common Stock have been granted at an exercise price of $8.75 per share to each of John Marino, Douglas Nichols, Richard Rampell, John Sullivan and Charles Swinburn and (vii) 50,000 shares of Common Stock have been granted at an exercise price of $9.00 per share to each of John Marino, Douglas Nichols, Richard Rampell, John Sullivan and Charles Swinburn.

         1995 EMPLOYEE STOCK PURCHASE PLAN. The Board of Directors of the Company has adopted, effective January 1, 1995, the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which 250,000 shares of Common Stock are reserved for issuance. During the first quarter of 1996, the Company implemented the Stock Purchase Plan. The Stock Purchase Plan, which is designed to qualify under Section 423 of the Internal Revenue Code, is designed to encourage stock ownership by employees of the Company. Employees of the Company other than members of the Board of Directors and owners of 5% or more of the Company's Common Stock are eligible to participate in the Stock Purchase Plan, with certain exceptions, if they are employed by the Company for at least 20 hours per week and more than five months per year. No employee is eligible to participate who, after the grant of options under the Stock Purchase Plan, owns (including all shares which may be purchased under any outstanding option) 5% or more of the Company's Common Stock.

         On January 1 of each year (the "Enrollment Date"), the Company will grant to each participant an option to purchase on December 31 of such year (the "Exercise Date"), at a price determined in the manner described below (the "Purchase Price"), the number of full shares of Common Stock which his or her accumulated payroll deductions on the Exercise Date will purchase at the Purchase Price. The Purchase Price will be the lesser of (i) a percentage (not less than 85%) of the fair market value of the Common Stock on the Enrollment Date, or (ii) a percentage (not less than 85%) of the fair market value of the Common Stock on the Exercise Date. As soon as practicable after any Exercise Date on which a purchase of shares of Common Stock occurs, the Company will deliver to each participant a certificate representing the shares purchased upon exercise of his or her option; however, the Compensation Committee may determine to hold a participant's certificates until the participant ceases participation in the Stock Purchase Plan or requests delivery of the certificates.

         1998 EXECUTIVE INCENTIVE COMPENSATION PLAN. In April 1998, the Board of Directors adopted the Company's 1998 Executive Incentive Compensation Plan (the "1998 Incentive Plan"), which was approved by the Company's stockholders in June 1998. The terms of the 1998 Incentive Plan provide for grants of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, "Awards"). The 1998 Incentive Plan supersedes the Company's 1992 and 1995 Stock Option Plans and the Bonus Plan (collectively, the "Preexisting Plan"). The effective date of the 1998 Incentive Plan was April 16, 1998 (the "Effective Date"). Awards to purchase 851,000 shares of Common Stock were made under the 1998 Incentive Plan during 1999.

         Although certain types of Awards authorized under the 1998 Incentive Plan are similar to those under the Preexisting Plan, the Board determined to adopt an entirely new plan in order to respond to a number of changes and proposed changes relating to Rule 16b-3 under the Exchange Act and regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), to broaden the types of performance goals that may be set and the types of Awards that may be granted by the Committee and otherwise to add flexibility to annual incentive awards and other performance-based awards intended to qualify for corporate tax deductions under Section 162(m), to increase the number of shares of Common Stock that may be subject to Awards, and to otherwise adopt provisions intended to enable the Committee to better promote the goals of the Company's compensation policies and programs, as discussed above.

         SHARES AVAILABLE FOR AWARDS; ANNUAL PER-PERSON LIMITATIONS. Under the 1998 Incentive Plan as currently in effect, the total number of shares of Common Stock that may be subject to the granting of Awards under the 1998 Incentive Plan at any time during the term of the 1998 Incentive Plan shall be equal to 930,000 shares, plus the number of shares with respect to which Awards previously granted under the Preexisting Plan that terminate without being exercised, and the number of shares that are surrendered in payment of any Awards or any tax withholding requirements. In addition, the 1998 Incentive Plan currently provides that the maximum number of shares which may be received by any one individual during any fiscal year pursuant to Awards thereunder shall not exceed 400,000 shares. As discussed below, the Board of Directors has approved amendments to the 1998 Incentive Plan increasing the number of shares of Common Stock available for the granting of Awards under the 1998 Incentive Plan as well as a modification of the annual per-person limitations subject to stockholder approval.

         The 1998 Incentive Plan currently limits the number of shares which may be issued pursuant to incentive stock options to 930,000 shares.

         In addition, the 1998 Incentive Plan imposes individual limitations on the amount of certain Awards in part to comply with Code Section 162(m). Under these limitations, during any fiscal year the number of options, SARs, restricted shares of Common Stock, deferred shares of Common Stock, shares as a bonus or in lieu of other Company obligations, and other stock-based Awards granted to any one participant may not exceed 400,000 for each type of such Award, subject to adjustment in certain circumstances. The maximum amount that may be paid out as an annual incentive Award or other cash Award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a performance Award or other cash Award in respect of a performance period by any one participant is $2,000,000.

         The Committee is authorized to adjust the limitations described in the two preceding paragraphs and is authorized to adjust outstanding Awards (including adjustments to exercise prices of options and other affected terms of Awards) in the event that a dividend or other distribution (whether in cash, shares of Common Stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the Common Stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

         On April 13, 2000, the Board of Directors adopted the First Amendment to the 1998 Incentive Plan and recommended that it be submitted to the Company's stockholders for their approval at the Annual Meeting. The amendments to the 1998 Incentive Plan provide (a) that the maximum number of shares that may be subject Awards under the 1998 Incentive Plan will be equal to the sum of (i) 15% of the number of shares of Common Stock of the Company that are outstanding as of April 15, 2000, plus (ii) 15% of the number of shares of Common Stock of the Company issued after April 15, 2000 (including any shares issued as a result of conversions of preferred stock and/or debt obligations of the Company into shares of Common Stock), plus (iii) the number of shares of Common Stock that are surrendered in payment of any awards or any tax withholding with regard thereto, minus (iv) the number of shares that then are subject to outstanding awards under the Preexisting Plan and (b) the maximum number of shares which may be received by any one individual during any fiscal year pursuant to Awards thereunder may not exceed 900,000 shares.

         ELIGIBILITY. The persons eligible to receive Awards under the 1998 Incentive Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries. No independent contractor will be eligible to receive any Awards other than stock options. An employee on leave of absence may be considered as still in the employ of the Company or a subsidiary for purposes of eligibility for participation in the 1998 Incentive Plan. As of March 19, 2000 approximately 2,700 persons were eligible to participate in the 1998 Incentive Plan.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN ("SERP"). Effective November 1999, the Company adopted a Supplemental Executive Retirement Plan (the "Retirement Plan"). The Retirement Plan is structured as a split dollar split ownership life insurance arrangement in lieu of a standard SERP. Pursuant to the terms of the Retirement Plan, premium payments are based on an actuarial standard such that the accumulated cash value is designed to coordinate with Social Security payments and provide integrated benefits equal to fifty percent (50%) of the final average compensation when the beneficiary (the "Participant") attains the age of 65. In addition, the life insurance product is designed to recover to the Company the cost of the Retirement Plan plus a six percent (6%) opportunity cost at the death of the Participant.

OPTION/SAR GRANT TABLE

         The following table sets forth information concerning grants of stock options made during the year ended December 31, 1999 to the Named Executive Officers. No stock appreciation rights were granted in 1999.


                                 Number of Securities     % of Total Options/SARs
                                  Underlying Options/     Granted to Employees in      Exercise Price     Expiration
           Name                     SARs Granted(#)             Fiscal Year                ($/Sh)            Date
           ----                  ------------------       ------------------------     ---------------    ----------
Gary O. Marino                        500,000(1)                   43%                      $9.00          01/01/10
                                       50,000                       4%                      $8.75          4/20/09

Donald D. Redfearn                    110,000(1)                    9%                      $9.00          01/01/10
                                       20,000                       2%                      $8.75          4/20/09

W. Graham Claytor                      20,000(1)                    2%                      $9.00          01/01/10
                                       11,500                       1%                      $8.75          4/20/09

Robert B. Coward                       20,000(1)                    2%                      $9.00          01/01/10
                                        1,500                       1%                      $8.75          4/20/09

Jack F. Conser                         15,000(1)                    2%                      $9.00          01/01/10
                                        8,000                       1%                      $8.75          4/20/09

Marinus van Onselen                    25,000                       2%                      $9.75          10/13/09


----------

(1) The grant of these options is subject to approval by the Company's stockholders of an amendment to the 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers at December 31, 1999. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1999. No stock appreciation rights were granted or are outstanding.

                                                 Number of Securities Underlying   Value of Unexercised In-The-Money
                                                     Unexercised Options At                    Options at
                                                      December 31, 1999(#)              December 31, 1998($)(1)
                                                -------------------------------    -------------------------------
                Name                            Exercisable       Unexercisable    Exercisable       Unexercisable
                ----                            -----------       -------------    -----------       -------------
Gary O. Marino(2)........................           582,500          550,000         1,470,781               --

Donald D. Redfearn(3)....................            91,667          143,333           334,063           32,499

W. Graham Claytor(4).....................            28,833           39,167           111,905           18,688

Robert B. Coward(5)......................            28,833           39,167            98,405           18,688

Jack F. Conser(6)........................            39,467           28,333           176,551           12,999

Marinus van Onselen(7)...................             8,333           16,667                --               --


----------

(1) The closing sale price of the Company's Common Stock on December 31, 1999 as reported by Nasdaq was $8.5625 per share. Value is calculated by multiplying (a) the difference between $8.5625 and each option exercise price by (b) the number of shares of the Company's Common Stock underlying the option.
(2) At December 31, 1999, Mr. Marino had been granted the following options to purchase the Company's Common Stock, which options were exercisable at year end: (1) options to purchase 87,500 shares of the Company's Common Stock at an exercise price of $3.40 per share, (2) options to purchase 87,500 shares of the Company's Common Stock at an exercise price of $3.75 per share, (3) options to purchase 87,500 shares of the Company's Common Stock at an exercise price of $4.15 per share, (4) options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, (5) options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $7.25 per share, (6) options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, (7) options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $8.75 per share, and (8) options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $9.50 per share.
(3) At December 31, 1999, Mr. Redfearn had been granted the following options to purchase the Company's Common Stock, which options were exercisable at year end: (1) options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $3.50 per share, (2) options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, (3) options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, and (4) options to purchase 6,667 shares of the Company's Common Stock at an exercise price of $6.125 per share.
(4) At December 31, 1999, Mr. Claytor had been granted the following options to purchase the Company's Common Stock, which options were exercisable at year end: (1) options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $3.65 per share, (2) options to purchase 15,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, and (3) options to purchase 3,833 shares of the Company's Common Stock at an exercise price of $6.125 per share.
(5) At December 31, 1999, Mr. Coward had been granted the following options to purchase the Company's Common Stock, which options were exercisable at year end: (1) options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, and (2) options to purchase 3,833 shares of the Company's Common Stock at an exercise price of $6.125 per share.
(6) At December 31, 1999, Mr. Conser had been granted the following options to purchase the Company's Common Stock, which options were exercisable at year end: (1) options to purchase 16,800 shares of the Company's Common Stock at an exercise price of $3.50 per share, (2) options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $3.625 per share, (3) options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $5.00 per share and options to purchase 2,667 shares of the Company's Common Stock at an exercise price of $6.125 per share.
(7) At December 31, 1999, Mr. van Onselen had been granted options which were exercisable at year end to purchase 8,333 shares of the Company's Common Stock at an exercise price of $9.75 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 27, 2000, the number of shares of Common Stock that were owned beneficially by (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each director, (iii) the Named Executive Officers (as defined in "Executive Compensation") and (iv) all directors and executive officers of the Company as a group:

                     Name and Address                            Amount and Nature              Percentage
                    of Beneficial Owner                      of Beneficial Ownership(1)  of Outstanding Shares(1)
                    -------------------                      --------------------------  ------------------------
William Ehrman and Group(2).............................             3,756,237                     20.3%
  c/o Arthur Goetchius
  300 Park Avenue, 21st Floor
  New York, New York  10022

Luther King Capital Management Corporation(3)...........             1,373,000                      7.4%
  301 Commerce, Suite 1600
  Fort Worth, TX  76102

Cramer Rosenthal McGlynn, LLC(4) .......................             1,094,050                      5.9%
  707 Westchester Avenue
  White Plains, NY 10604

Gary O. Marino(5).......................................               955,695                      5%
  RailAmerica, Inc.
  5300 Broken Sound Boulevard, N.W.
  Boca Raton, Florida 33487

John H. Marino(6).......................................               130,628                      *
  RailAmerica, Inc.
  King Street Station
  Suite 150, 1800 Diagonal Road
  Alexandria, Virginia 22314

Donald D. Redfearn(7)...................................                81,543                      *
  RailAmerica, Inc.
  5300 Broken Sound Boulevard, N.W.
  Boca Raton, Florida 33487



                     Name and Address                            Amount and Nature              Percentage
                    of Beneficial Owner                      of Beneficial Ownership(1)  of Outstanding Shares(1)
                    -------------------                      --------------------------  ------------------------

John M. Sullivan(8).....................................                53,667                      *
  10279 SW Stones Throw Terrace
  Palm City, Florida 34990

Richard Rampell(9)......................................                72,667                      *
  122 North County Road
  Palm Beach, Florida 33480

Charles Swinburn(10)....................................                72,667                      *
  1800 M. Street, NW
  Washington, D.C. 20036

Douglas R. Nichols(11)..................................               212,394                      1.1%
  260 State Street
  Dallas, Texas 75201

W. Graham Claytor III(12)...............................                44,167                      *
  Pier 33 North
  San Francisco, California 94111

Jack F. Conser(13)......................................                50,256                      *
  RailAmerica, Inc.
  5300 Broken Sound Boulevard, N.W.
  Boca Raton, Florida 33487

Robert B. Coward(14)....................................               150,481                      *
  U.S. Highway 84 West
  P.O. Box 487
  Gatesville, Texas  76528

Marinus van Onselen(15).................................                 8,333                      *
  RailAmerica, Inc.
  5300 Broken Sound Boulevard, N.W.
  Boca Raton, Florida 33487

John M. Hovis(16).......................................                63,284                      *
  1035 Bradford Court
  Keller, Texas 76248

Ferd. C. Meyer, Jr. (17) ..........................                     28,662                      *
  Central and South West Corporation
  616 Woodall Rodgers Freeway
  Dallas, Texas 75022

William G. Pagonis(18).............................                     18,606                      *
  Sears, Roebuck & Co.
  3333 Beverly Road
  Location B6-209B
  Hoffman Estates, IL  60179

All directors and executive officers as a group                      2,084,703                     10.4%
  (14 persons)(19).................................



----------
 *       Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Based on Schedule 1 to that certain Waiver and Supplemental Agreement (the "Supplemental Agreement"), dated as of April 14, 2000 by and between the Company, and EGS Associates, L.P. ("EGS Associates"), EGS Partners, L.L.C. ("EGS Partners"), Bev Partners, L.P. ("Bev Partners"), Jonas Partners, L.P. ("Jonas Partners"), EGS Management, L.L.C. ("EGS Management"), William Ehrman ("Ehrman"), Frederic Greenber,g ("Greenberg"), Jonas Gerstl ("Gerstl") and Julia Oliver ("Oliver") (collectively, the "EGS Group"), filed as Exhibit 4.2 with the Company's report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2000.

         Consists of (i) 610,298 shares of Common Stock beneficially owned by EGS Associates, (ii) 380,815 shares of Common Stock beneficially owned by Bev Partners, (iii) 62,195 shares of Common Stock beneficially owned by Jonas Partners, (iv) 6,100 shares of Common Stock beneficially owned by EGS Overseas Fund ("EGS Overseas"), and (v) 100 shares of Common Stock beneficially owned by Greenberg. In addition, by reason of the provisions of Rule 13D-3 of the Securities Exchange Act of 1934, as amended (the "Act"), (x) EGS Partners, L.L.C. ("EGS Partners") may be deemed to own beneficially 2,696,729 shares of Common Stock purchased for discretionary accounts managed by it, as to which EGS Partners disclaims beneficial ownership, and (y) each of Ehrman, Greenberg, Gerstl and Oliver (collectively, the "General Partners"), since each of the General Partners, is a general partner of each of EGS Associates, Bev Partners and Jonas Partners and a member of EGS Partners may be deemed to own the 610,298 shares beneficially owned by EGS Associates, the 2,696,729 shares that may be deemed to be beneficially owned by EGS Partners, the 380,815 shares beneficially owned by Bev Partners and the 62,195 shares beneficially owned by Jonas Partners, as to which the General Partners disclaim beneficial ownership. Pursuant to the terms of the Supplemental Agreement the EGS Group has agreed to vote at any annual or special meeting of stockholders either (1) in favor of the nominees or proposals of the Company's management or (2) in the same proportion as the other holders of Common Stock vote on any proposal.
(3) Based on Amendment No. 3, dated February 8, 2000, to Schedule 13G. Consists of 1,348,000 shares of Common Stock beneficially owned by Luther King Capital Management, 12,500 shares of Common Stock beneficially owned by Bryan King and 12, 500 shares of Common Stock beneficially owned by Mason King.
(4)      Based on Schedule 13G dated January 31, 2000.
(5) Includes (a) (i) 87,500 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $3.40 per share, (ii) 87,500 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $3.75 per share, (iii) 87,500 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $4.15 per share, (iv) 75,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $7.25 per share, (v) 75,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $8.00 per share, (vi) 75,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $8.75 per share and (vii) 75,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $9.50 per share granted pursuant to option agreements with the Company;
         (b) 20,000 shares issuable upon exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under the 1995 Stock Incentive Plan; and (c) (i) 16,667 shares issuable upon exercise of presently exercisable options to purchase Common Stock at $8.75 per share and (ii) 166,667 shares issuable upon exercise of presently exercisable options to purchase Common Stock at $9.00 per share, granted under the 1998 Executive Incentive Compensation Plan. The options which are exercisable to purchase 166,667 shares of Common Stock at 9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan. See "Executive Compensation."
(6) Includes (i) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 1,667 shares of Common Stock issuable upon the exercise of options exercisable on July 30, 2000 to purchase Common Stock at $6.125, (iii) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75,
         (iv) 16,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00, granted under the Company's 1995 Non-Employee Director Stock Option Plan. The options which are exercisable to purchase 16,667 shares of Common Stock at 9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(7) Includes (a) 25,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under the Company's 1995 Stock Incentive Plan; (b) 10,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $3.50 per share granted under the Company's 1995 Non-Employee Director Stock Option Plan; (c) 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under an option agreement with the Company; and (d) (i) 6,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 6,667 shares of Common Stock issuable upon the exercise of options exercisable on June 30, 2000 to purchase Common Stock at $6.125 per share, (iii) 6,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 per share and
         (iv) 36,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted under the Company's 1998 Executive Incentive Compensation Plan. The options which are exercisable to purchase 36,667 shares of Common Stock at 9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(8) Includes (a) 30,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $3.50 per share granted under the Company's 1992 Stock Option Plan and (b) (i) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 1,667 shares of Common Stock issuable upon the exercise of options exercisable on July 30, 2000 to purchase Common Stock at $6.125, (iii) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 and (iv) 16,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00, granted under the Company's 1995 Non-Employee Director Stock Option Plan. The options which are exercisable to purchase 16,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan
(9) Includes (i) 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $4.81 per share, (ii) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (iii) 1,667 shares of Common Stock issuable upon the exercise of options exercisable on July 30, 2000 to purchase Common Stock at $6.125, (iv) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 and (v) 16,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 granted under the Company's 1995 Non-Employee Director Stock Option Plan. The options which are exercisable to purchase 16,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan
(10) Includes (i) 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $4.19 per share, (ii) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (iii) 1,667 shares of Common Stock issuable upon the exercise of options exercisable on July 30, 2000 to purchase Common Stock at $6.125, (iv) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 and (v) 16,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 granted under the Company's 1995 Non-Employee Director Stock Option Plan. The options which are exercisable to purchase 16,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan
(11) Consists of (i) 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $3.50 per share, (ii) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (iii) 1,667 shares of Common Stock issuable upon the exercise of options exercisable on July 30, 2000 to purchase Common Stock at $6.125, (iv) 1,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 and (v) 16,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 granted under the Company's 1995 Non-Employee Director Stock Option Plan. The options which are exercisable to purchase 16,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan. Also includes warrants to purchase 140,727 shares of Common Stock at $8.25 per share owned by First London Securities Corporation. Mr. Nichols is President and principal shareholder of First London Securities Corporation. See "Certain Transactions."
(12) Includes (a) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $3.65 per share granted under an option agreement with the Company; (b) 15,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under the Company's 1995 Stock Incentive Plan; and (c) (i) 3,833 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 3,833 shares of Common Stock issuable upon the exercise of options exercisable on June 30, 2000 to purchase Common Stock at $6.125 per share, (iii) 3,833 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 per share and (iv) 6,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted under the Company's 1998 Executive Incentive Compensation Plan. The options which are exercisable to purchase 6,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(13) Includes (a)16,800 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $3.50 under the Company's 1992 Stock Option Plan; (b) (i) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $3.50 per share, (ii) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $3.625, and (iii) 10,000 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under the Company's 1995 Stock Incentive Plan; and (c) (i) 2,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 2,667 shares of Common Stock issuable upon the exercise of options exercisable on June 30, 2000 to purchase Common Stock at $6.125 per share, (iii) 2,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.75 per share and (iv) 5,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted under the Company's 1998 Executive Incentive Compensation Plan. The options which are exercisable to purchase 5,000 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(14) Includes (a) 25,000 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $5.00 per share granted under the 1995 Stock Incentive Plan and (b) (i) 3,833 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $6.125 per share, (ii) 3,833 of Common Stock issuable upon the exercise of options exercisable on June 30, 2000 to purchase Common Stock at $6.125 per share, (iii) 3,833 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $8.750 per share and
         (iv) 6,667 shares of Common Stock issuable upon the exercise of presently exercisable options to purchase Common Stock at $9.00 per share shares granted under the Company's 1998 Executive Incentive Compensation Plan. The options which are exercisable to purchase 6,667 shares of Common Stock at $9.00 per share are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(15) Includes 8,333 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $9.75 per shares granted pursuant to the Company's 1998 Executive Incentive Compensation Plan.
(16) Includes 16,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted pursuant to the Company's 1998 Executive Incentive Compensation Plan. These options are subject to approval by the Company's stockholders of an amendment to the Company's 1998 Executive Incentive Compensation Plan increasing the number of shares of Common Stock available for issuance under such Plan.

(17) Includes 16,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted under the Company's 1995 Non-Employee Director Stock Option Plan. These options are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(18) Includes 16,667 shares of Common Stock issuable upon exercise of presently exercisable options to purchase Common Stock at $9.00 per share granted under the Company's 1995 Non-Employee Director Stock Option Plan. These options are subject to approval by the Company's stockholders of an amendment to the Company's 1995 Non-Employee Director Stock Option Plan increasing the number of shares of Common Stock available for issuance under such Plan.
(19)     See notes (5) - (18) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         First London Securities Corporation ("First London"), of which Douglas Nichols, a director of the Company, is President and principal shareholder, served as the exclusive placement agent for the Company's private placements transactions consummated in September 1996, January 1997 and March 1999. As part of the September 1996 private placement, First London received a $225,000 placement fee, a $45,000 nonaccountable expense fee and one-year warrants to purchase 125,000 shares of Common Stock at an exercise price of $4.60 per share. Such warrants were exercised on September 30, 1997. As part of the January 1997 private placement, First London received a $375,750 placement fee, a $75,150 nonaccountable expense fee and one-year warrants to purchase 167,000 shares of Common Stock at an exercise price of $5.75 per share. Such warrants were exercised in January 1998. As part of the March 1999 private placement, First London received a total of $436,450 in placement fees and cost reimbursements and one-year warrants to purchase 141,504 shares of Common Stock at an exercise price of $10.125 per share. These warrants expired March 3, 2000 unexercised.

         First London also served as the exclusive placement agent for the Company's private placement of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") which had a final close in January 1999. As a part of the private placement of the Series A Preferred Stock, First London received a total of $822,700 in placement fees and cost reimbursements during December 1998 and the first quarter of 1999 and two-year warrants to purchase 140,727 shares of Common Stock at an exercise price of $8.25 per share.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary, Huron Distribution Services, to a company owned by Mr. John Marino, Vice Chairman of the Board of Directors of the Company. The sale price was approximately $50,000, which consisted of cash and 10,085 shares of the Company's Common Stock valued at $44,629.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary, Evansville Terminal Company, to a group of investors including a company owned by Mr. John Marino. The sale price was approximately $540,000, which consisted of cash, a short-term note, a $450,000 purchase money mortgage bearing interest at 8% per annum with a maturity date of October 2002 and 8,502 shares of the Company's Common Stock valued at $50,000.

         During 1997, the Company sold all the outstanding stock of its wholly-owned subsidiary, Gettysburg Scenic Rail Tours, Inc. ("GSRT"), certain railroad equipment and substantially all the assets of Gettysburg Railway ("GBR") to a company owned by Mr. John Marino. The sale price for GSRT and the railroad equipment was $500,000, which consisted of cash and 62,602 shares of the Company's Common Stock valued at $385,000. The sale price for substantially all of the assets of GBR was $1.45 million, which consisted of cash in the amount of $300,000, an $800,000 promissory note bearing interest at 8.5% per annum due June 30, 1998 and a $350,000 mortgage note bearing interest at 8.5% per annum, which calls for monthly payments of $3,037, and has a maturity date of June 30, 2003. The maturity date of the $800,000 promissory note has been extended until June 2000.

         In connection with Gary Marino's Employment Agreement with the Company, Mr. Marino has been granted shares of common stock from time to time, the consideration for which is a promissory note issued by Mr. Marino to the Company. So long as Mr. Marino remains employed as an officer of the Company, the note is forgiven and the stock is granted. Should Mr. Marino terminate his employment with the Company he will still be granted the shares of Common Stock but must pay whatever balance remains on the note at that time. See "Executive Compensation".

         As of December 31, 1999, $1.15 million of notes receivable from related parties is included in notes receivable, less current portions on the consolidated balance sheet.

         The Company believes that the transactions described above were on terms comparable to these which might have been obtained from unaffiliated parties.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    April 28, 2000            RAILAMERICA, INC.



                                   By: /s/ Gary O. Marino
                                       ---------------------------------------
                                       Gary O. Marino, Chief Executive Officer
                                       (Principal Financial Officer)



                                   By: /s/ Larry W. Bush
                                       ---------------------------------------
                                       Larry W. Bush, Controller
                                       (Principal Accounting Officer)

         In accordance with the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                 SIGNATURES                                    TITLE                                DATE
                 ----------                                    -----                                ----

/s/ Gary O. Marino                                      Chairman, President,                   April 28, 2000
----------------------------------------         Chief Executive Officer and Director
Gary O. Marino


/s/ Donald D. Redfearn                        Chief Administrative Officer, Executive          April 28, 2000
----------------------------------------       Vice President, Secretary and Director
Donald D. Redfearn


/s/ John H. Marino                                            Director                         April 28, 2000
----------------------------------------
John H. Marino


/s/ Douglas R. Nichols                                        Director                         April 28, 2000
----------------------------------------
Douglas R. Nichols


/s/ Richard Rampell                                           Director                         April 28, 2000
----------------------------------------
Richard Rampell


/s/ Charles Swinburn                                          Director                         April 28, 2000
----------------------------------------
Charles Swinburn


/s/ John M. Sullivan                                          Director                         April 28, 2000
----------------------------------------
John M. Sullivan


/s/ Ferd. C. Meyer, Jr.                                       Director                         April 28, 2000
----------------------------------------
Ferd. C. Meyer, Jr.


/s/ William G. Pagonis                                        Director                         April 28, 2000
----------------------------------------
William G. Pagonis


