Form 10-Q
period 2000-03-31
RAILAMERICA INC /DE
filed 2000-05-15
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                           Commission File No. 0-20618

                                RAILAMERICA, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        65-0328006
(State or Other Jurisdiction                              (IRS Employer
      of Incorporation)                              Identification Number)

                    5300 BROKEN SOUND BLVD, N.W.
                           BOCA RATON, FLORIDA 33487
                    (Address of principal executive offices)
                                   (Zip Code)

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

      Common Stock, par value $.001 - 18,502,605 shares as of May 12, 2000

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                                                                       PAGE NO.
                                                                                       --------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - March 31, 2000 and
              December 31, 1999                                                           1

              Consolidated Statements of Income - For the three months
              ended March 31, 2000 and 1999                                               2

              Consolidated Statement of Stockholders' Equity - For the
              year ended December 31, 1999 and the three months ended
              March 31, 2000                                                              3

              Consolidated Statements of Cash Flows - For the three
              months ended March 31, 2000 and 1999                                        4

              Notes to Consolidated Financial Statements                                  5

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        11

Item 3        Market Risk Disclosure                                                     20

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                                          21

Item 2        Changes in Securities and Use of Proceeds                                  21

Item 4        Submission of Matters to a Vote of Security Holders                        21

Item 6        Exhibits and Reports on Form 8-K                                           22

              Signatures


                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                              March 31,        December 31,
                                                                                 2000             1999
                                                                          ----------------    ------------
                                            ASSETS
 Current assets:
   Cash                                                                       $   4,384          $  11,598
   Accounts and notes receivable                                                 67,781             40,857
   Inventories                                                                   11,696              9,929
   Other current assets                                                           7,163              3,500
   Net assets of discontinued operation                                              --             14,996
                                                                              ---------          ---------
        Total current assets                                                     91,024             80,880

 Property, plant and equipment, net                                             733,865            347,617

 Notes receivable, less current portion                                           1,670              2,123
 Investment in affiliates                                                         4,817              4,667
 Other assets                                                                    20,208              8,642
                                                                              ---------          ---------
         Total assets                                                         $ 851,584          $ 443,929
                                                                              =========          =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term debt                                       $  17,693          $  17,811
   Accounts payable                                                              39,086             23,732
   Accrued expenses                                                              33,948             15,379
   Net liabilities of discontinued operation                                     22,133                 --
                                                                              ---------          ---------
         Total current liabilities                                              112,860             56,922
                                                                              ---------          ---------
 Long-term debt, less current maturities                                        478,571            145,016
 Subordinated debt, less current maturities                                          --            100,000
 Convertible subordinated debt, less current maturities                          22,433             22,449
 Other liabilities                                                               28,650             16,374
 Deferred income taxes                                                           73,893             15,382
 Minority interest                                                                9,387              9,489
 Commitments and contingencies
  Redeemable convertible preferred stock, $0.01 par value,
    $25 liquidation value, 1,000,000 shares authorized;
    290,400 and 378,400 shares outstanding, respectively                            6,807              8,830
Stockholders' equity:
  Common stock, $0.001 par value, 30,000,000 shares authorized;
    19,530,110 issued and 18,628,121 outstanding at March 31, 2000;
    12,610,725 issued and 11,894,136 outstanding at December 31, 1999                20                 13
   Additional paid-in capital                                                   115,251             52,305
   Retained earnings                                                             14,813             18,171
   Accumulated other comprehensive income                                        (5,436)             3,486
   Treasury stock (901,989 and 716,589 shares, respectively, at cost)            (5,665)            (4,508)
                                                                              ---------          ---------
         Total stockholders' equity                                             118,983             69,467
                                                                              ---------          ---------
         Total liabilities and stockholders' equity                           $ 851,584          $ 443,929
                                                                              =========          =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2000 and 1999
                    (in thousands, except earnings per share)
                                   (Unaudited)

                                                                           2000               1999
                                                                     ---------------      --------------
 Operating revenue:
   Transportation - railroad                                              $ 78,325          $  9,288
   Other                                                                     1,701               937
                                                                          --------          --------
         Total operating revenue                                            80,026            10,225
                                                                          --------          --------
 Operating expenses:
   Transportation - railroad                                                47,681             4,920
   Selling, general and administrative                                      11,410             2,683
   Acquisition related costs                                                   739                --
   Depreciation and amortization                                             6,230               994
                                                                          --------          --------
         Total operating expenses                                           66,060             8,597
                                                                          --------          --------
         Operating income                                                   13,966             1,628
Interest expense                                                           (11,606)           (1,318)
Amortization of financing costs                                             (1,148)             (132)
Other income (expense)                                                         809              (124)
Foreign exchange loss                                                       (3,432)               --
                                                                          --------          --------
      (Loss) income from continuing operations before
          income taxes                                                      (1,411)               54
(Benefit) provision for income taxes                                          (522)               16
                                                                          --------          --------
     (Loss) income from continuing operations                                 (889)               38
Discontinued operations:
  (Loss) Income from operations of discontinued segment
    (net of applicable income taxes of ($91) and $469)                         (77)            1,165
                                                                          --------          --------
        (Loss) income before extraordinary item                               (966)            1,203

Extraordinary loss from early extinguishment of debt (net of tax)           (2,216)               --
                                                                          --------          --------
        Net (loss) income                                                $  (3,182)        $   1,203
                                                                          ========          ========

====================================================================================================

Net (loss) income available to common stockholders                       $  (3,357)        $     962
                                                                          ========          ========

Basic and diluted earnings per common share
     Continuing operations                                               $   (0.06)         $  (0.02)
     Discontinued operations                                                 (0.01)             0.12
     Extraordinary item                                                      (0.13)             0.00
                                                                          --------          --------
        Net (loss) income                                                 $  (0.20)         $   0.10
                                                                          ========          ========

Weighted average common shares
    outstanding:
     Basic                                                                  16,469            10,118
                                                                          ========          ========
     Diluted                                                                16,469            10,118
                                                                          ========          ========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   For the year ended December 31, 1999 and three months ended March 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                                                         Stockholders' Equity
                                   ----------------------------------------------------------------------------------------------
                                     Number of                  Additional                   Other
                                      Shares         Par         Paid-in       Retained   Comprehensive  Treasury
                                      Issued        Value        Capital       Earnings       Income      Stock        Total
                                   -------------  --------   -------------  ------------- ------------- ----------   ------------

 Balance, December 31, 1998            10,207     $      10    $  28,278    $   9,285     $     471     $  (3,283)    $  34,761

 Net income                                --            --           --        9,921            --            --         9,921
 Other comprehensive income
   Cumulative translation                  --            --           --           --         3,015            --         3,015
                                                                                                                      ---------
   Total comprehensive income                                                                                            12,936
                                                                                                                      ---------

 Issuance of common stock               1,438             1       12,028           --            --            --        12,029

 Purchase of treasury stock                --            --           --           --            --        (1,224)       (1,224)

 Exercise of stock options                141            --          581           --            --            --           581

 Tax benefut exercise of options           --            --          152           --            --            --           152

 Conversion of debt                       564             1        3,332           --            --            --         3,333

 Conversion of preferred stock            261             1        2,006           --            --            --         2,007

 Issuance of warrants                      --            --        5,928           --            --            --         5,928

 Preferred stock dividends
   and accretion                           --            --           --       (1,036)           --            --        (1,036)
                                    ---------     ---------    ---------    ---------     ---------     ---------     ---------

Balance, December 31, 1999             12,611            13       52,305       18,170         3,486        (4,507)       69,467

 Net loss                                  --            --           --       (3,182)           --            --        (3,182)
 Other comprehensive income
 Cumulative translation                    --            --           --           --        (8,922)           --        (8,922)
                                                                                                                      ---------
     Total comprehensive income                                                                                          (12,104)
                                                                                                                      ---------
 Issuance of common stock               6,652             7       60,891           --            --            --        60,898

 Exercise of stock options                 --            --            2           --            --            --             2

 Conversion of preferred stock            267            --        2,053           --            --            --         2,053

 Purchase of treasury stock                --            --           --           --            --        (1,158)       (1,158)

 Preferred stock dividends
   and accretion                           --            --           --         (175)           --            --          (175)
                                    ---------     ---------    ---------    ---------     ---------     ---------     ---------

 Balance, March 31, 2000               19,530     $      20    $ 115,251    $  14,813     $  (5,436)    $  (5,665)    $ 118,983
                                    =========     =========    =========    =========     =========     =========     =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                            2000           1999
                                                         ---------      ---------
 Cash flows from operating activities:
  Net income (loss)                                      $   (3,182)    $   1,203
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          7,966         1,429
       Write-off of deferred loan costs                       2,546            --
       Interest paid in kind                                  1,266            --
       Minority interest in income of subsidiary               (102)          365
       Equity interest in earnings of affiliate                (186)           --
       Loss (gain) on sale or disposal of properties             33           (19)
       Deferred income taxes                                 (6,278)          256
       Changes in operating assets and liabilities,
         net of acquisitions and dispositions:
         Accounts receivable                                  6,502          (926)
         Inventories                                         (3,919)       (1,241)
         Other current assets                                 1,845          (314)
         Accounts payable                                     1,859           222
         Accrued expenses                                     6,188         1,235
         Other liabilities                                     (539)           --
         Deposits and other                                  (5,541)          (62)
                                                          ---------     ---------
          Net cash provided by operating activities           8,459         2,148
                                                          ---------     ---------

 Cash flows from investing activities:
   Purchase of property, plant and equipment                 (8,764)      (13,576)
   Proceeds from sale of properties                              74             6
   Acquisitions, net of cash acquired                      (150,269)           --
   Deposit on purchase agreement                                 --       (18,464)
   Cash held in discontinued operations                         263            --
   Deferred acquisition costs and other                      (1,114)         (646)
                                                          ---------     ---------
           Net cash used in investing activities           (159,810)      (32,680)
                                                          ---------     ---------

 Cash flows from financing activities:
   Proceeds from issuance of long-term debt                 174,446        44,142
   Principal payments on long-term debt                     (15,745)      (32,074)
   Sale of convertible preferred stock                           --         4,095
   Sale of common stock                                          --        11,954
   Proceeds from exercise of stock options                        2           193
   Purchase of treasury stock                                (1,157)         (636)
   Deferred loan costs paid                                 (13,160)         (349)
                                                          ---------     ---------
           Net cash provided by financing activities        144,386        27,325
                                                          ---------     ---------

 Net decrease in cash                                        (6,965)       (3,207)
 Effect of exchange rates on cash                              (249)           --
 Cash, beginning of period                                   11,598         5,760
                                                          ---------     ---------
 Cash, end of period                                     $    4,384     $   2,553
                                                         ==========     =========




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

         In the opinion of Management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 1999 annual report on Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's 1999 annual report on Form 10-K.

 2.      EARNINGS PER SHARE:

         For the three months ended March 31, 2000 and 1999, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling $5.1 million were excluded from the diluted earnings per share calculation for the first quarter of 2000. Assumed conversion of $24.4 million of convertible debt and the convertible preferred stock are anti-dilutive and are not included in the calculation.

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                                                                   2000       1999
                                                                   ----       ----
               Income (loss) from continuing operations         $  (888)    $    38
               Preferred stock dividends and accretion             (175)       (241)
                                                                -------     -------
               Loss from continuing operations available
                  to common stockholders (basic and diluted)    $(1,063)    $  (203)
                                                                =======     =======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  3.     PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consist of the following as of March 31, 2000 and December 31, 1999 (in thousands):

                                                                                         2000         1999
                                                                                         ----         ----
                  Land                                                                $ 135,131    $  34,345
                  Buildings and improvements                                             13,789        8,683
                  Railroad track and improvements                                       436,641      186,670
                  Locomotives, transportation and other equipment                       171,443      135,309
                                                                                      ---------    ---------
                                                                                        757,004      365,007
                  Less accumulated depreciation                                          23,139       17,390
                                                                                      ----------   ---------
                                                                                       $733,865     $347,617
                                                                                      ==========   =========

        In February 2000, the Company acquired RailTex, Inc. This acquisition accounted for approximately $390 million of the fixed asset additions for the quarter.

 4.     ACQUISITION:

        On February 4, 2000, the Company acquired RailTex, Inc. for approximately $128 million in cash, assumption of $111 million in debt and approximately 6.6 million shares of the Company's Common Stock, valued at $60.9 million. RailTex, which operates 25 railroads over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. RailTex shareholders received $13.50 in cash and two-thirds of a share of RailAmerica common stock in exchange for each share of RailTex stock. This transaction was financed through the issuance of new debt, see Note 6.

        This acquisition has been accounted for as a purchase and its results have been consolidated since the acquisition date. The final purchase price allocation will be based upon a final determination of the fair value of the net assets acquired. In accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.     ACQUISITION, continued

        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data). The three months ended March 31, 1999 also include the acquisitions of Freight Australia, which occurred in April 1999, RaiLink, Ltd., which occurred in July 1999 and Toledo, Peoria and Western Railroad, which occurred in August 1999 as if these acquisitions had occurred on January 1, 1999.

                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                              2000             1999
                                                                              ----             ----
                  Operating revenue                                         $ 94,100         $ 93,782
                  (Loss) income from continuing operations                  $ (1,836)         $ 3,406
                  Net (loss) income                                         $ (4,129)         $ 4,571
                  Earnings per share - continuing operations
                      Basic                                                  $ (0.12)          $ 0.17
                      Diluted                                                $ (0.12)          $ 0.17
                  Earnings per share - net (loss) income
                      Basic                                                  $ (0.26)          $ 0.29
                      Diluted                                                $ (0.26)          $ 0.29


5.       OTHER ASSETS:

        Other assets consist of the following as of March 31, 2000 and December 31, 1999 (in thousands):


                                                                                 2000            1999
                                                                                 ----            ----
              Deferred loan costs                                              $ 14,629        $ 6,657
              Deposits and other                                                  5,579          1,985
                                                                               --------        -------
                                                                               $ 20,208        $ 8,642
                                                                               ========        =======

6.      LONG-TERM DEBT:

        In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, bearing interest at LIBOR plus 3.00% (2) a $205 million Term B loan, bearing interest at LIBOR plus 3.25%, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 3.00%, or a Canadian equivalent. The loans are provided by a syndicate of banks with Donaldson, Lufkin & Jenrette as syndication agent and The Bank of Nova Scotia as administrative agent. All of the Stock of all the Company's U.S. subsidiaries, excluding Kalyn/Siebert, serve as collateral for the credit facilities.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       LONG-TERM DEBT, continued

         The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005.

         The Company's new credit facilities include covenants which impose financial and operating restrictions on RailAmerica's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit. The new credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests.

         The Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 13% per annum, which rate increases every three months based on the highest specified rates. The Company, through its wholly-owned subsidiary Palm Beach Rail Holding, Inc. issued $55 million of asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases on August 4 ,2000 and November 4, 2000 based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert I, Inc. and its subsidiaries, which are accounted for as discontinued operations held for sale. A majority of the asset sale bridge notes are included in discontinued operations as the proceeds from the sale of Kalyn/Siebert are required to be used to pay down the asset sale bridge notes.

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

         In connection with the February 2000 debt refinancing, including the refinancing of RailTex's debt, the Company recorded an extraordinary charge of $2.2 million for early extinguishment of debt, net of income taxes, in the first quarter of 2000.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 7.      COMMON STOCK TRANSACTIONS:

         On August 24, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to 1,000,000 shares of its Common Stock (limited to $2 million per year pursuant to the new credit facilities). Purchases will be made from time to time in the open market and will continue until all of such shares are purchased or until the Company determines to terminate the repurchase program. During the year 2000, the Company has purchased 311,250 shares with a total cost of $2.0 million.

 8.      NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the first quarter of 2000, $2.2 million of the redeemable convertible preferred stock was converted into the Company's Common Stock.

         In connection with the RailTex acquistion, the Company refinanced $223 million of its debt and $111 million of debt that it assumed from RailTex using its new credit facilities described in Note 6. The Company also issued 6.6 million shares of its Common Stock, valued at $60.9 million as part of the purchase price.

9.       DISCONTINUED OPERATIONS:

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         Total revenue for the trailer manufacturing segment was $9.4 million and $10.4 million for the the three months ended March 31, 2000 and 1999, respectively. Income (loss) before income taxes for the trailer manufacturing segment was ($0.1 million) and $1.6 million for the three months ended March 31, 2000 and 1999, respectively. Total assets in this division as of March 31, 2000 and December 31, 1999 were $38.2 million and $28.8 million, respectively. Total liabilities in this division as of March 31, 2000 and December 31, 1999 were $60.3 million, which included a majority of the asset sale bridge notes, and $13.9 million, respectively. Interest of $1.0 million was allocated to the discontinued operations for the first quarter of 2000.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada and the international rail transportation segment includes the operations of the Company's railroad subsidiaries in Chile and Australia. During 1999, the Company's trailer manufacturing segment was classified as a discontinued operation and is reported that way for all periods presented.

         Business segment information for the three months ended March 31, 2000 and 1999 follows (in thousands):

         THREE MONTHS ENDED MARCH 31, 2000:

                                                                         NORTH AMERICAN     INTERNATIONAL     CORPORATE AND
                                                       CONSOLIDATED        RAILROADS          RAILROADS           OTHER
                                                       ------------      -------------      ------------      --------------
         Revenue                                         $ 80,026           $ 48,205          $ 31,342             $ 479
         Depreciation and amortization                    $ 6,230            $ 4,161           $ 1,817             $ 252
         Operating income (loss)                         $ 13,966           $ 10,437           $ 5,735           $(2,206)
         Total assets                                    $851,584           $619,421          $201,953           $30,210

         THREE MONTHS ENDED MARCH 31, 1999:

                                                                         NORTH AMERICAN     INTERNATIONAL     CORPORATE AND
                                                       CONSOLIDATED        RAILROADS          RAILROADS           OTHER
                                                       ------------      -------------      ------------      --------------
         Revenue                                         $ 10,225           $ 5,492            $ 4,219            $ 514
         Depreciation and amortization                      $ 994             $ 500              $ 273            $ 221
         Operating income (loss)                          $ 1,628           $ 1,486              $ 950           $ (808)
         Total assets                                    $146,143           $67,132            $44,652           34,359

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company" or "RailAmerica") is the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. RailAmerica owns, leases, operates or has equity interests in, a diversified portfolio of 50 railroads with approximately 12,500 miles of track located in the United States, Australia, Canada and Chile. Through its diversified portfolio of rail lines, the Company operates in numerous geographic regions with varying concentrations of commodities hauled. The Company believes that individual economic and seasonal cycles in each region may partially offset each other. The Company recognizes railroad transportation revenue after services are provided.

         On February 4, 2000, the Company acquired RailTex, Inc. ("RailTex") through a merger of one of its wholly-owned subsidiaries with and into RailTex for approximately $128 million in cash, assumption of $111 million in debt and approximately 6.6 million shares of the Company's common stock, valued at $60.9 million. RailTex owns and operates 25 short line freight railroads with approximately 4,100 miles of track concentrated in the southeastern, midwestern, Great Lakes and New England regions of the United States and eastern Canada. In connection with the acquisition, the Company entered into a credit agreement providing $330 million of senior term loans and $50 million of senior revolving loans. In addition, a wholly-owned subsidiary of the Company issued $95 million of subordinated bridge notes and another wholly-owned subsidiary issued $55 million of subordinated asset sale bridge notes in connection with the acquisition.

         Set forth below is a discussion of the historical results of operations for the Company's North American and international railroad operations and discontinued trailer manufacturing as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of its acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                                           DATE OF ACQUISITION
RaiLink properties (6 railroads)                           August 1, 1999
Toledo, Peoria and Western Railroad ("TPW")                September 1, 1999
RailTex, Inc. (25 railroads)                               February 4, 2000

         As a result, the results of operations for the three months ended March 31, 2000 and 1999 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions been completed at the beginning of the periods presented.

             The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.


                                                                               For the Three Months
                                                                                   Ended March 31
                                                                               --------------------
                                                                               2000            1999
                                                                               ----            ----
           Revenue:
             Transportation revenue                                        $ 47,639          $5,219
             Other revenue                                                      566             273
                                                                           --------          ------
               Total revenue                                                 48,205           5,492
                                                                           --------          ------
           Operating expenses:
             Maintenance of way                                               5,228             815
             Maintenance of equipment                                         3,670             261
             Transportation                                                  17,461           1,268
             Equipment rental                                                   200             112
             General and administrative                                       7,046           1,051
             Depreciation and amortization                                    4,161             500
                                                                           --------          ------
               Total operating expenses                                      37,766           4,007
                                                                           --------          ------
                   Operating income                                        $ 10,439          $1,485
                                                                           ========          ======


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

         OPERATING REVENUES. Transportation revenue increased by $42.4 million, or 813%, to $47.6 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. The increase was primarily due to increased carloads as a result of the acquisitions of TPW, RaiLink and RailTex. The North American transportation revenue per carload decreased to $264 from $325 primarily due to the acquisition of two rail lines that haul at a lower rate per car than the Company's other rail lines. North American carloads handled totaled 178,370 for the three months ended March 31, 2000, an increase of 163,461 compared to 14,909 carloads in the prior year period. The increase was primarily due to the acquisitions of TPW, RaiLink and RailTex which moved a total of 163,940 carloads for the three month period ended March 31, 2000. The Company's "same railroad" transportation revenue and car loadings increased by 9% and 3%, respectively, from the first quarter of 1999 to the first quarter of 2000.

         Other revenues increased by approximately $0.3 million, or 107%, to $0.6 million for the three months ended March 31, 2000 from $0.3 million for the three months ended March 31, 1999. Other revenues for the three months ended March 31, 2000 and 1999 consist of gain on sales of railroad assets, railroad lease and rental income and other miscellaneous income. The increase was due to the acquisition of RaiLink which contributed $0.3 million in other revenue for the three months ended March 31, 2000.

         OPERATING EXPENSES. Operating expenses increased by $33.8 million, or 843%, to $37.8 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which contributed $34.0 million in operating expenses for the three months ended March 31, 2000 offset by a slight decrease in operating expenses for the Company's "same railroad" properties. Operating expenses, as a percentage of transportation revenue, were 78.3% and 73.0% for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to acquisition related costs at RailTex and operating inefficiencies at TPW. Management anticipates that the operating ratio will decrease over the next 12 months as the recent acquisitions are integrated.

       INTERNATIONAL RAILROAD OPERATIONS

              All results of operations discussed in this section are for the Company's international railroads only, unless otherwise indicated. The results of international railroad operations for the three months ended March 31, 1999 include only Ferronor. The results of operations for the three months ended March 31, 2000 also include the operations of Freight Australia.

              In Australia, the Company owns Freight Australia, a regional freight railroad operating in the State of Victoria. Freight Australia is the Company's wholly-owned Australian subsidiary that purchased the assets and business of V/Line Freight Corporation from the Government of the State of Victoria, Australia on April 30, 1999.

                As a result, the results of operations for the three months ended March 31, 2000 and 1999 are not comparable in certain material respects and are not indicative of the results which would have occurred had the acquisition been consummated at the beginning of the respective periods.

             The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------
                                                                                     2000             1999
                                                                                   ---------------------------
Revenue:

  Transportation revenue                                                             $30,686          $  4,069
  Other revenue                                                                          656               150
                                                                                   ---------         ---------
    Total revenue                                                                     31,342             4,219
                                                                                     -------          --------
Operating Expenses:
  Transportation                                                                      21,533             2,447
  General and administrative                                                           2,416               549
  Depreciation and amortization                                                        1,817               273
                                                                                     -------          --------
    Total operating expenses                                                          25,766             3,269
                                                                                      ------           -------
      Operating income                                                                 5,576               950
  Other income (expense)                                                              (6,054)             (225)
  Minority interest in earnings                                                          102              (365)
                                                                                    --------           -------
        Income (loss) before income taxes                                           $   (376)           $  360
                                                                                    =========           ======

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

FERRONOR.

       OPERATING REVENUES. Transportation revenue increased $0.9 million, or 22%, to $5.0 million for the three months ended March 31, 2000 from $4.1 million for the three months ended March 31, 1999. Ferronor's carloads handled totaled 25,688 for the three months ended March 31, 2000, an increase of 4,446, or 21%, compared to 21,242 for the three months ended March 31, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

       OPERATING EXPENSES. Operating expenses increased $1.0 million, or 33%, to $4.3 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The increase was due to certain start up costs related to a new long-term contract which commenced in late 1999. Operating expenses, as a percentage of transportation revenue, were 85.6% and 80.3% for the three months ended March 31, 2000 and 1999, respectively. The operating ratio increase was due primarily to the start up costs related to the new shipments.

       OTHER INCOME (EXPENSE). Other income (expense) decreased $0.6 million, or 300%, to $(0.8) million net expense for the three months ended March 31, 2000 from $(0.2) million net expense for the three months ended March 31, 1999. The increase in net expense was due primarily to an exchange rate loss of $0.7 million recorded for the three months ended March 31, 2000.

FREIGHT AUSTRALIA.

       OPERATING REVENUES. Operating revenues were $26.4 million for the three months ended March 31, 2000. These revenues consisted of $21.2 million of freight revenue, $4.5 million of track access fees and $0.7 million of other operating revenue.

       OPERATING EXPENSES. Operating expenses were $21.3 million for the three months ended March 31, 2000. These expenses consisted of $18.2 million of transportation costs, $1.7 million of general and administrative costs and $1.4 million in depreciation. Freight Australia's operating ratio for the three months ended March 31, 2000 was 80.9%.

       OTHER INCOME (EXPENSE). Other income (expense) was a net expense of $5.3 million. This amount primarily consisted of $2.3 million in interest expense and an exchange rate loss of $3.0 million for the period.

TRAILER MANUFACTURING OPERATIONS

                The discussion of results of operations that follows reflects the results of Kalyn/Siebert L.P. ("KSI") and Kalyn/Siebert Canada ("KSC") for the periods indicated.

                 In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been classified as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

                The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the three months ended March 31, 2000 and 1999 and the percentage relationship of income and expense items to net sales:

                                                                            FOR THE THREE MONTHS ENDED
                                                                -------------------------------------------------
                                                                     MARCH 31, 2000             MARCH 31, 1999
                                                                -----------------------       -------------------
         Net sales                                              $  9,408        100.0%       $  10,418     100.0%
         Cost of goods sold                                        6,750         71.7%           7,717      74.1%
                                                                --------       ------       ----------    -------
           Gross profit                                            2,658         28.3%           2,701      25.9%
         Selling, general and administrative
             Expenses                                              1,169         12.4%             833       8.0%
         Depreciation and amortization                               258          2.7%             255       2.4%
                                                                ---------      -------      -----------   -------
           Income from operations                                 $1,231          13.1%       $  1,613       15.5%
                                                                =========                   ==========

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET SALES. Net sales decreased by $1.0 million, or 9.7%, to $9.4 million for the three months ended March 31, 2000 from $10.4 million for the three months ended March 31, 1999. The net sales decrease resulted from a decrease of $1.1 million in KSC's sales which was partially offset by an increase of $0.1 million in KSI's sales. The decrease in KSC's sales was due to a slow down in the eastern Canadian economy and therefore a reduction in orders received over late 1999 and early 2000. KSI sold 161 trailers for the three months ended March 31, 2000 compared to 194 trailers for the three months ended March 31, 1999. KSC sold 52 trailers for the three months ended March 31, 2000 compared to 103 trailers for the three months ended March 31, 1999. KSI's average price per trailer sold was approximately $41,500 for the three months ended March 31, 2000 and $38,300 for the three months ended March 31, 1999. The decrease in number of trailers produced by KSI and the increase in average price per trailer relates to the mix of trailers produced. KSI produced a higher percentage of trailers for the commercial market in 2000 as compared to 1999. The commercial trailers typically are more specialized and have a higher price per trailer. KSC's average price per trailer sold was approximately $36,700 for the three months ended March 31, 2000 and $31,500 for the three months ended March 31, 1999. Sales to governmental agencies represented 22.9% and 44.1% of KSI's net sales for the three months ended March 31, 2000 and 1999, respectively. The trailer manufacturing division had a backlog of orders consisting of approximately $18.3 million at both March 31, 2000 and 1999.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $1.0 million, or 12.5% to $6.7 million for the three months ended March 31, 2000 from $7.7 million for the three months ended March 31, 1999. The cost of goods sold decrease consisted of a decrease of $0.1 million in KSI's cost of goods sold and a decrease of $0.9 million in KSC's cost of goods sold. Cost of goods sold was 71.7% of net sales for the three months ended March 31, 2000 compared to 74.1% for the three months ended March 31, 1999. The improvement in gross margin was due to the mix of sales between KSI and KSC. KSI's sales, which have a higher gross margin, represented a larger percentage of the total sales in the 2000 period versus the 1999 period. KSI's and KSC's cost of goods sold were 67.4% and 85.1%, respectively, for the three months ended March 31, 2000, compared to 69.3% and 83.8% for the three months ended March 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $0.3 million, or 40.3%, to $1.2 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999. KSI's and KSC's selling, general and administrative expenses were $0.8 million and $0.4 million, respectively, for the three months ended March 31, 2000 compared to $0.6 million and $0.2 million for the three months ended March 31, 1999. KSI's selling, general and administrative expenses increased primarily due to increased sales efforts and increased sales commissions on commercial trailer sales in the first quarter of 2000 versus the first quarter of 1999. KSC's selling, general and administrative expenses increased primarily due to increased sales efforts, foreign exchange rate fluctuations and installation of certain computer systems.

CORPORATE OVERHEAD

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $1.3 million, or 124%, to $2.3 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. The increase was primarily due to the addition of employees and facility costs to manage the acquisitions of TPW, RaiLink, Freight Australia and RailTex. Corporate overhead as a percentage of operating revenue decreased from 10% to 3% from the three months ended March 31, 1999 to the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $8.5 million for the three months ended March 31, 2000. This amount includes $3.2 million in net loss and $8.0 million in depreciation and amortization.

           Cash used in investing activities was $159.8 million for the three months ended March 31, 2000. The primary uses of cash during the quarter were for the acquisition of RailTex, including costs, for $150.3 million, and the purchase of property, plant and equipment with an aggregate cost of approximately $8.8 million.

       Cash provided by financing activities was $144.4 million for the three months ended March 31, 2000. This consisted primarily of net borrowings under new credit facilities of $158.7 million used to fund the RailTex acquisition partially offset by cash used for deferred loan costs of $13.2 million.

         In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of substantially all of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, (2) a $205 million

Term B loan, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10.0 million of Australian dollar denominated loans. The Term A loan and the revolving loans mature on December 31, 2005 and the Term B loans mature December 31, 2006. At the Company's option, the senior credit facilities will bear interest at either (1) the alternative base rate ("ABR") (defined as greater of (i) The Bank of Nova Scotia's prime rate and (ii) the Federal Funds Effective Rate plus 0.005%) plus 1.75% for the revolving credit facilities and for the Term A loan facility and 2.00% for the Term B loan facility, or (2) the reserve-adjusted LIBO rate plus 3.00% for the revolving credit facility and for the Term A loan facility and the 3.25% for the Term B loan facility; provided, that the additional amounts added to ABR and the LIBO rate for the revolving credit facility and the term A loan facility discussed above will be subject to adjustment based on changes in the Company's leverage ratio effective two fiscal quarters after the closing of the new credit facilities. The default rate under the credit agreement is 2.0% above the otherwise applicable rate. The loans are collateralized by substantially all of the Company's assets other than those of KSI and its subsidiaries and Ferronor. The loans are guaranteed by all the Company's subsidiaries other than KSI and its subsidiaries and Ferronor. Freight Australia guarantees only the Australian dollar revolving loans and the Company's Canadian subsidiaries guarantee only the Canadian dollar revolving loans. The loans are provided by a syndicate of banks with Donaldson, Lufkin & Jenrette as syndication agent and The Bank of Nova Scotia as administrative agent.

         Pursuant to the refinancing of RailAmerica's and RailTex's debt in February 2000, the Company recorded an extraordinary charge for the three months ended March 31, 2000 for the loss on early extinguishment of debt of $2.2 million, after-tax.

         The Company's new credit facilities include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit.

         The new credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests. The Company's ability to meet these ratios and tests and to comply with other provisions of the new credit facilities can be affected by events beyond its control. The Company's failure to comply with the obligations in the new credit facilities could result in an event of default under the new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which would have a material adverse effect on the Company.

         Interest on the new credit facility is payable at variable rates. To partially mitigate the interest rate risk on the new credit facilities the Company entered into two three year interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for the three year period. Fluctuations in the market interest rate will affect the cost of the Company's borrowings. Assuming current debt levels the effect of a 1% increase in interest rates would result in an increase in interest expense of $1.3 million for the twelve months ended March 31, 2001.

         The Company has announced an asset rationalization plan to sell certain non-strategic assets. The plan, which includes the rationalization of some of the Company's smaller railroads and specialty truck trailer business, is geared toward paying down the debt from the new credit facilities, including the revolver.

         In connection with the RailTex acquisition, the Company's wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 13% per annum, which rate increases every three months based on the highest specified rates. The Company anticipates that it will repay the subordinated bridge notes through the issuance of additional long-term debt and/or equity securities. In February 2000, the Company's wholly-owned subsidiary Palm Beach Rail Holding, Inc., issued $55 million of subordinated asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases on August 4, 2000 and November 4, 2000 based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert I, Inc. and its subsidiaries, which are accounted for as discontinued operations held for sale. The Company intends to repay a portion of the asset sale bridge notes from the proceeds of the sale of its trailer manufacturing operations. In addition it will explore available alternatives to repay any remaining balance on the notes. There can be no assurance that the Company will be able to repay any or all of these bridge notes.

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

         As of March 31, 2000, the Company had a working capital deficit of $22.0 million compared to working capital of $24.0 million as of December 31, 1999. The decrease in working capital was primarily related to the classification of a majority of the asset sale bridge notes as current due to the expected sale of the trailer manufacturing division. Cash on hand was $4.4 million as of March 31, 2000 compared to $11.6 million as of December 31, 1999. The Company's cash flows from operations historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months. The Company anticipates using cash flows and borrowings for anticipated capital expenditures of $40 million for the upgrading of existing North American rail lines and purchases of locomotives and equipment. The Company anticipates capital expenditures of $10.6 million over the next twelve months primarily related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that was used to fund certain of the capital expenditures. Additionally, Ferronor has a commitment letter to fund the remainder of the expansion and anticipates closing on this financing during 2000. Freight Australia's capital expenditures are estimated to be $18.5 million over the next twelve months and the Company anticipates paying for these through cash generated from Freight Australia's operations. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company anticipates debt service for the next twelve months to be approximately $56 million including principal and interest. It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and Australian dollar could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of May 10, 2000, the Company had $38.0 million of availability under the revolving line of credit facility. In addition, the Company has approximately $10 million in cash on hand at May 10, 2000.

INFLATION

         Inflation in recent years has not had a significant impact on the Company's operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through such increases in its freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; the Company's failure to achieve expected synergies; failure to service debt; the Company's failure to successfully market and sell non-core properties and assets; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Any material adverse change in the financial condition or results of operations of KSI would have a material adverse impact on the Company. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3.  MARKET RISK

         FOREIGN CURRENCY. The Company's foreign currency risk arises from owning and operating railroads in Canada and Australia. At March 31, 2000, the Company had not entered into any transactions to manage this risk. A decrease in either of these foreign currencies would negatively impact the Company's earnings for the affected period.

         The financial position and results of operations of the Company's Canadian and Australian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at period-end, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At March 31, 2000, the accumulated other comprehensive income totaled ($5.4 million), or 5% of total stockholders' equity.

         It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and the Australian dollar could adversely affect the Company's ability to service the debt.

         INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

         The interest rate on the new credit facility is payable at variable rates. To partially mitigate the interest rate risk on the new credit facilities the Company entered into two three year interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for the three year period. Fluctuations in the market interest rate will affect the cost of the Company's borrowings. The effect of a 1% increase in interest would result in an increase in interest expense of $1.3 million for the twelve months ended March 31, 2001.

         DIESEL FUEL. The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Prior to the Company's acquisition of RailTex, RailTex had entered into a contract to hedge against fuel prices with a cap which fixed the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On May 3, 2000, Tolko Industries Ltd. Filed a property damage claim for CDN$35 million against the Mackenzie Northern Railway, and others, in connection with a fire that allegedly occurred on or about May 4, 1998. The Company intends to vigorously defend this claim and has insurance coverage to approximately CDN$20 million to cover this claim. At this time, the Company's insurer has reserved CDN$15 million; however, the Company is unable to assess the merits of this claim. Any loss in excess of the Company's insurance policy coverage may materially affect the Company's earnings, cash flow and financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable

         (b)      Not applicable

         (c) In connection with the issuance by two of the Company's subsidiaries of an aggregate of $150 million of bridge notes, the purchasers of such notes are entitled to receive, under certain circumstances, warrants to purchase up to an aggregate of 1,604,330 shares of the Company's common stock at an exercise price of $7.75 per share. The warrants are being held in escrow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Part I.

         (d)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of Stockholders of the Company was held on February 1, 2000.

         (b)      Not applicable.

         (c) The only matter voted on at the Special Meeting of Stockholders was the approval of the issuance of up to 7,781,811 shares of the Company's common stock in the merger of Cotton Acquisition Corp., a wholly-owned subsidiary of the Company, with and into RailTex, Inc. Following the merger, RailTex became the surviving corporation and a wholly-owned subsidiary of the Company. The tabulation of votes on that matter was as follows:

                         FOR                AGAINST             VOTES WITHHELD
                      ---------             -------             --------------
                      8,861,881             105,809                 19,700

         (d)      Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

              27  Financial Data Schedule

              (b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 2000:

1. Current report on Form 8-K, dated January 26, 2000, was filed with the Securities and Exchange Commission on January 26, 2000 in connection with the Company's amendment of its 1998 Common Stock Purchase Rights Agreement

2. Current report on Form 8-K, dated February 4, 2000, was filed with the Securities and Exchange Commission on February 4, 2000 in connection with the Company's acquisition of the common stock of RailTex, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               RAILAMERICA, INC.

Date: May 15, 2000
                                            By: /s/ GARY O. MARINO
                                               ----------------------------
                                               Gary O. Marino as Chairman,
                                               Chief Executive Officer and
                                                as Principal Financial Officer