Form 10-Q
period 2000-06-30
RAILAMERICA INC /DE
filed 2000-08-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                           Commission File No. 0-20618

                                RAILAMERICA, INC.
                                -----------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                    65-0328006
               --------                                    ----------
     (State or Other Jurisdiction                        (IRS Employer
          of Incorporation)                          Identification Number)

            5300 BROKEN SOUND BLVD, N.W., BOCA RATON, FLORIDA 33487
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 994-6015
                                 --------------
                           (Issuer's telephone number)

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

     Common Stock, par value $.001 - 18,565,397 shares as of August 12, 2000

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                                                                             PAGE NO.
                                                                                             --------
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - June 30, 2000 and
              December 31, 1999                                                                 1

              Consolidated Statements of Income - For the three and six
              months ended June 30, 2000 and 1999                                               2

              Consolidated Statement of Stockholders' Equity - For the
              six months ended June 30, 2000                                                    3

              Consolidated Statements of Cash Flows - For the six
              months ended June 30, 2000 and 1999                                               4

              Notes to Consolidated Financial Statements                                        5

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              12

Item 3        Market Risk Disclosure                                                           22

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                                                23

Item 4        Submission of Matters to a Vote of Security Holders                              23

Item 6        Exhibits and Reports on Form 8-K                                                 24

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                                                                       June 30,         December 31,
                                                                                                         2000               1999
                                                                                                       ---------          ---------
                                           ASSETS
Current assets:
  Cash                                                                                                 $   9,041          $  11,598
  Accounts and notes receivable                                                                           57,056             40,857
  Inventories                                                                                             11,968              9,929
  Other current assets                                                                                     7,958              3,500
  Net assets of discontinued operation                                                                    19,338             14,996
                                                                                                       ---------          ---------
       Total current assets                                                                              105,361             80,880

Property, plant and equipment, net                                                                       737,238            347,617
Investment in affiliates                                                                                   4,739              4,667
Other assets                                                                                              21,371             10,765
                                                                                                       ---------          ---------
        Total assets                                                                                   $ 868,709          $ 443,929
                                                                                                       =========          =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                                 $  20,553          $  17,811
  Current portion of asset sale bridge loan                                                               37,063                 --
  Accounts payable                                                                                        41,210             23,732
  Accrued expenses                                                                                        38,224             15,379
                                                                                                       ---------          ---------
        Total current liabilities                                                                        137,050             56,922
Long-term debt, less current maturities                                                                  383,880            145,016
Subordinated debt                                                                                         96,790            101,968
Convertible subordinated debt                                                                             20,706             20,481
Other liabilities                                                                                         28,742             16,374
Deferred income taxes                                                                                     66,552             15,382
Minority interest                                                                                          9,684              9,489
                                                                                                       ---------          ---------
                                                                                                         743,404            365,632
                                                                                                       ---------          ---------
Commitments and contingencies
Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value,
  1,000,000 shares authorized;
 290,400 and 378,400 shares outstanding, respectively                                                      6,827              8,830
                                                                                                       ---------          ---------
Stockholders' equity:
Common stock, $0.001 par value                                                                                20                 13
  Additional paid-in capital                                                                             115,262             52,305
  Retained earnings                                                                                       22,200             18,171
  Accumulated other comprehensive income                                                                 (12,504)             3,486
  Treasury stock (1,027,839 and 716,589 shares, respectively, at cost)                                    (6,500)            (4,508)
                                                                                                       ---------          ---------
        Total stockholders' equity                                                                       118,478             69,467
                                                                                                       ---------          ---------
        Total liabilities and stockholders' equity                                                     $ 868,709          $ 443,929
                                                                                                       =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            For the three and six months ended June 30, 2000 and 1999
                    (in thousands, except earnings per share)
                                   (Unaudited)

                                                                         Three months ended June 30,       Six months ended June 30,
                                                                        ----------------------------      --------------------------
                                                                            2000            1999             2000            1999
                                                                          --------        --------        ---------        --------
Operating revenue                                                         $ 96,047        $ 28,816        $ 177,047        $ 39,878
                                                                          --------        --------        ---------        --------

 Operating expenses:
   Transportation                                                           53,448          17,595          102,103          23,352
   Selling, general and administrative                                      17,511           5,122           28,750           7,805
   Acquisition related costs                                                 1,185              --            1,924              --
   Gain on sale and impairment of assets (net)                              (7,785)             --           (7,785)             --
   Depreciation and amortization                                             7,983           1,726           14,384           2,720
                                                                          --------        --------        ---------        --------
         Total operating expenses                                           72,342          24,443          139,376          33,877
                                                                          --------        --------        ---------        --------
         Operating income                                                   23,705           4,373           37,671           6,001
Interest expense                                                           (11,456)         (3,071)         (23,062)         (4,388)
Amortization of financing costs                                             (1,490)           (856)          (2,638)           (988)
Minority interest and other income (expense)                                   198            (409)           1,007            (534)
Foreign exchange gain (loss)                                                   189           2,005           (3,243)          2,005
                                                                          --------        --------        ---------        --------
      Income from continuing operations before
          income taxes                                                      11,146           2,042            9,735           2,096
Provision for income taxes                                                   3,558             653            3,036             668
                                                                          --------        --------        ---------        --------
     Income from continuing operations                                       7,588           1,389            6,699           1,428
Discontinued operations:
  (Loss) income from operations of discontinued segment
    (net of applicable income taxes of ($215), $804, ($293)
     and $1,272, respectively)                                                 (35)          1,359             (112)          2,523
                                                                          --------        --------        ---------        --------
        Income before extraordinary item                                     7,553           2,748            6,587           3,951
Extraordinary loss from early extinguishment of debt
  (net of tax)                                                                  --              --           (2,216)             --
                                                                          --------        --------        ---------        --------
        Net income                                                        $  7,553        $  2,748        $   4,371        $  3,951
                                                                          ========        ========        =========        ========

====================================================================================================================================

Net income available to common stockholders                               $  7,387        $  2,482        $   4,029        $  3,444
                                                                          ========        ========        =========        ========
Basic earnings per common share
     Continuing operations                                                $   0.40        $   0.10        $    0.36        $   0.09
     Discontinued operations                                                    --            0.12               --            0.23
     Extraordinary item                                                         --              --            (0.13)             --
                                                                          --------        --------        ---------        --------
        Net income                                                        $   0.40        $   0.22        $    0.24        $   0.32
                                                                          ========        ========        =========        ========

Diluted earnings per common share
     Continuing operations                                                $   0.36        $   0.10        $    0.36        $   0.08
     Discontinued operations                                                    --            0.12               --            0.23
     Extraordinary item                                                         --              --            (0.13)             --
                                                                          --------        --------        ---------        --------
        Net income                                                        $   0.36        $   0.22        $    0.23        $   0.31
                                                                          ========        ========        =========        ========
Weighted average common shares outstanding
     Basic                                                                  18,516          11,115           17,493          10,617
                                                                          ========        ========        =========        ========
     Diluted                                                                21,883          11,553           17,684          11,004
                                                                          ========        ========        =========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                     Stockholders' Equity
                                   -------------------------------------------------------------------------------------------------
                                   Number of                Additional                       Other
                                    Shares        Par        Paid-in       Retained      Comprehensive     Treasury
                                    Issued       Value       Capital       Earnings         Income          Stock           Total
                                   ---------     -----      ----------    ----------     -------------     ---------     -----------
Balance, December 31, 1999          12,611        $13       $ 52,305       $ 18,171        $  3,486        $(4,508)       $  69,467

Net income                              --         --             --          4,371              --             --            4,371

Cumulative translation
   adjustments                          --         --             --             --         (15,990)            --          (15,990)
                                                                                                                          ---------
     Total comprehensive income                                                                                             (11,619)
                                                                                                                          ---------
 Issuance of common stock            6,652          7         60,900             --              --             --           60,907

 Exercise of stock options              --         --              4             --              --             --                4

 Conversion of redeemable
   convertible preferred stock         267         --          2,053             --              --             --            2,053

 Purchase of treasury stock             --         --             --             --              --         (1,992)          (1,992)

 Preferred stock dividends
   and accretion                        --         --             --           (342)             --             --             (342)
                                   -------        ---       --------       --------        --------        -------        ---------

Balance, June 30, 2000              19,530        $20       $115,262       $ 22,200        $(12,504)       $(6,500)       $ 118,478
                                   =======        ===       ========       ========        ========        =======        =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)


                                                            2000         1999
                                                         ---------     --------
Cash flows from operating activities:
  Net income                                             $   4,371     $  3,951
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         18,484        4,316
      Write-off a deferred loan costs                        2,498           --
      Interest paid in kind                                  2,063           --
      Miniority interest in income of subsidiary               195          381
      Equity interest in earnings of affiliate                (129)          --
      (Gain) loss on sale or disposal of properties         (7,834)         337
      Deferred income taxes                                (10,465)       1,629
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
          Accounts receivable                               13,016          407
          Inventories                                       (3,558)         369
          Other current assets                               1,322       (1,190)
          Accounts payable                                  (3,269)       4,826
          Accrued expenses                                  11,422       (3,577)
          Other liabilities                                   (133)         166
          Deposits and other                                (8,678)       1,415
                                                         ---------     --------
            Net cash provided by operating activities       19,305       13,029
                                                         ---------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                (23,244)     (25,554)
  Proceeds from sale of properties                           9,574          103
  Acquisitions, net of cash acquired                      (149,969)      (5,206)
  Deposit on purchase agreement                                 --           --
  Cash held in discontinued operations                         170           --
  Deferred acquisition costs and other                      (1,379)        (393)
                                                         ---------     --------
    Net cash used in investing activities                 (164,848)     (31,050)
                                                         ---------     --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 207,104       51,087
  Principal payments on long-term debt                     (48,208)     (37,930)
  Sale of convertible preferred stock                           --        4,095
  Sale of common stock                                          --       11,914
  Proceeds from exercise of stock options                        4          337
  Preferred stock dividends paid                              (281)        (410)
  Purchase of treasury stock                                (1,992)        (636)
  Deferred financing costs paid                            (13,219)        (810)
                                                         ---------     --------
    Net cash provided by financing activities              143,408       27,647
                                                         ---------     --------

  Net (decrease) increase in cash                           (2,135)       9,626
  Effect of exchange rates on cash                            (422)          --
  Cash, beginning of period                                 11,598        5,760
                                                         ---------     --------
  Cash, end of period                                    $   9,041     $ 15,386
                                                         =========     ========


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

         In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 1999 annual report on Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company's 1999 annual report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation.

 2.      EARNINGS PER SHARE:

         For the three and six months ended June 30, 2000 and 1999, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the three months ended June 30, 2000, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants, convertible debt and convertible preferred stock. Options and warrants totaling 4.2 million were excluded from the diluted earnings per share calculation for the six and three months ended June 30, 2000 as the exercise price of these options and warrants were greater than the average market price of the Common Stock. Assumed conversion of the redeemable convertible preferred stock and the $22.5 million of convertible debt are anti-dilutive for the six months ended June 30, 2000 and 1999 and the three months ended June 30, 1999 and have been excluded from the weighted average shares outstanding for diluted earnings per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       EARNINGS PER SHARE, continued

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                                                                      Three Months               Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                      --------------            --------------
                                                                    2000         1999         2000         1999
                                                                  --------     --------     --------     --------
                 Income from continuing operations                $  7,588     $  1,389     $  6,699     $  1,428
                 Preferred stock dividends and accretion              (166)        (266)        (342)        (507)
                                                                  --------     --------     --------     --------
                 Income from continuing operations available
                     to common stockholders (basic)                  7,422        1,123        6,357          921
                 Interest on convertible debt                          288           --           --           --
                 Preferred stock dividends and accretion               166           --           --           --
                                                                  --------     --------     --------     --------
                 Income from continuing operations available
                     to common stockholders (diluted)             $  7,876     $  1,123     $  6,357     $    921
                                                                  ========     ========     ========     ========

                 Weighted average shares outstanding (basic)        18,516       11,115       17,493       10,617
                 Assumed conversion of options and warrants            122          438          191          387
                 Assumed conversion of convertible securities        3,245           --           --           --
                                                                  --------     --------     --------     --------

                 Weighted average shares outstanding (diluted)      21,883       11,553       17,684       11,004
                                                                  ========     ========     ========     ========

  3.     PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of June 30, 2000 and December 31, 1999 (in thousands):

                                                                      2000        1999
                                                                    --------    --------
                 Land                                               $134,164    $ 34,345
                 Buildings and improvements                           13,404       8,683
                 Railroad track and improvements                     429,642     186,670
                 Locomotives, transportation and other equipment     184,303     135,309
                                                                    --------    --------
                                                                     761,513     365,007
                 Less accumulated depreciation                        24,275      17,390
                                                                    --------    --------
                                                                    $737,238    $347,617
                                                                    ========    ========

        In February 2000, the Company acquired RailTex, Inc. This acquisition resulted in approximately $390 million of the fixed asset additions.

        The Company recognized a $9.0 million gain on the sale of land of a Texas railroad in June 2000. In addition, the Company recognized a $0.5 million loss on sale and an asset impairment charge of $0.8 million in the second quarter of 2000 related to its tractor and trailer fleet. The net effect of these transactions has been reflected in operating expenses in the consolidated statement of income.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.     ACQUISITION:

        On February 4, 2000, the Company acquired RailTex, Inc. for $128 million in cash, assumption of $111 million in debt and 6.6 million shares of the Company's Common Stock, valued at $60.9 million. RailTex, the operator of 25 railroads over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. This transaction was financed through the issuance of new debt (see Note 6).

        The acquisition of RailTex has been accounted for as a purchase and its results have been consolidated since the acquisition date. The final purchase price allocation was based upon of the fair value of the net assets acquired. As part of the purchase price and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees.

        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of RailTex had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data). The six months ended June 30, 1999 also include the purchases of Freight Australia, which occurred in April 1999, RaiLink, Ltd., which occurred in July 1999 and Toledo, Peoria and Western Railroad, which occurred in August 1999 as if these acquisitions had occurred on January 1, 1999.

                                                                For the Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                  2000           1999
                                                               -----------    -----------
                 Operating revenue                             $   191,121    $   187,332
                 Income from continuing operations             $     9,122    $     4,495
                 Net income                                    $     6,794    $     7,018
                 Earnings per share - continuing operations
                     Basic                                     $      0.47    $      0.22
                     Diluted                                   $      0.47    $      0.21
                 Earnings per share - net income
                     Basic                                     $      0.35    $      0.36
                     Diluted                                   $      0.34    $      0.32

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       OTHER ASSETS:

         Other assets consist of the following as of June 30, 2000 and December 31, 1999 (in thousands):

                                                         2000       1999
                                                       -------    -------
              Deferred loan costs                      $13,745    $ 6,657
              Notes receivable                           1,668      2,123
              Deposits and other                         5,958      1,985
                                                       -------    -------
                                                       $21,371    $10,765
                                                       =======    =======

6.      LONG-TERM DEBT:

        In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, bearing interest at LIBOR plus 3.00% (2) a $205 million Term B loan, bearing interest at LIBOR plus 3.25%, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 3.00%. In May 2000, the Company entered into interest rate swaps which lock in a blended rate of 10.35% on $212.5 million of this debt for a three-year period. All of the Stock of all the Company's U.S. subsidiaries, excluding Kalyn/Siebert I, Inc. (a discontinued operation), and 65% of the stock of the Company's foreign subsidiaries serve as collateral for the credit facilities.

        The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005.

        The Company's credit facilities include covenants which impose financial and operating restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit. The credit facilities also contain financial covenants that require the Company to meet a number of financial ratios and tests.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 6.      LONG-TERM DEBT, continued

         The Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc., bearing interest at an initial rate of 13% per annum, and increasing every three months based on the highest specified rates. The subordinated bridge note was fully paid off in August 2000 (see note
         11). The Company, through its wholly-owned subsidiary Palm Beach Rail Holding, Inc. issued $55 million of asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases on August 4, 2000 and November 4, 2000 based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert. A majority of the asset sale bridge notes are included in current liabilities and the related interest expense is included in discontinued operations as the proceeds from the sale of Kalyn/Siebert are required to be used to pay down the asset sale bridge notes. $20 million of these notes were paid in August 2000 (see note 11).

         In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of these warrants is 0.6 million, subject to specified anti-dilution adjustments. In August 2000, 0.3 million of the warrants were issued.

         In connection with the February 2000 debt refinancing, including the refinancing of RailTex's debt, the Company recorded an extraordinary charge of $2.2 million for early extinguishment of debt, net of income taxes, in the first quarter of 2000.

7.       NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the first quarter of 2000, $2.2 million of redeemable convertible preferred stock was converted into the Company's Common Stock.

         In connection with the RailTex acquisition, the Company refinanced $223 million of its debt and $111 million of debt that it assumed from RailTex using the credit facilities described in Note 6. The Company also issued 6.6 million shares of its Common Stock, valued at $60.9 million as part of the purchase price.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.       COMMON STOCK:

         The Company's common stock issued and outstanding as of June 30, 2000 was 19,530,444 and 18,502,605, respectively, and 12,610,725 and
         11,894,136, respectively, as of December 31, 1999. There are 60,000,000 shares authorized.

         On August 24, 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to 1,000,000 shares of its Common Stock (limited to $2 million per year pursuant to the Company's credit facilities). Purchases will be made from time to time in the open market and will continue until all of such shares are purchased or until the Company determines to terminate the repurchase program. During the year 2000, the Company has purchased 311,250 shares with a total cost of $2.0 million.

         In June 2000, the Company engaged JW Genesis to assist the Company's Board of Directors in evaluating the issuance of the subordinated debt, and issued three-year warrants to purchase 150,000 shares of the Company's common stock to JW Genesis. Of these warrants, 75,000 are at an exercise price of $5.50 and 75,000 are at an exercise price of $6.50.

9.       DISCONTINUED OPERATION:

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations, Kalyn/Siebert. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented.

         Total revenue for this business was $21.5 million and $23.0 million for the six months ended June 30, 2000 and 1999, respectively. Income
         (loss) before income taxes for this business was ($0.4 million) and $3.8 million for the six months ended June 30, 2000 and 1999, respectively. Total assets in this business as of June 30, 2000 and December 31, 1999 were $29.6 million and $28.8 million, respectively. Total liabilities in this business as of June 30, 2000 and December 31, 1999 were $44.8 million, which excluded a majority of the asset sale bridge notes, and $13.9 million, respectively. Interest of $3.5 million was allocated to the discontinued operations for the first six months of 2000 relating to the asset sale bridge notes.

10.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into two segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada and the international rail transportation segment includes the operations of the Company's railroad subsidiaries in Chile and Australia. Because the Company's trailer manufacturing segment was classified as a discontinued operation its net assets are included in corporate and other.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      SEGMENT INFORMATION, continued

         Segment information for the six months ended June 30, 2000 and 1999 follows (in thousands):

         Six Months Ended June 30, 2000:

                                                                    North American      International     Corporate and
                                                   Consolidated        Railroads          Railroads           Other
                                                   ------------     --------------      -------------     -------------
                  Revenue                          $177,047             $112,542          $ 63,600             $     905
                  Depreciation and amortization    $ 14,384             $  9,997          $  3,461             $     926
                  Operating income (loss)          $ 37,671             $ 31,824          $ 12,272             $  (6,425)
                  Total assets                     $868,709             $539,133          $108,446             $ 221,130

         Six Months Ended June 30, 1999:
                                                                    North American      International     Corporate and
                                                   Consolidated        Railroads          Railroads           Other
                                                   ------------     --------------      -------------     -------------
                  Revenue                           $ 39,878            $13,018            $ 25,761         $  1,099
                  Depreciation and amortization     $  2,720            $ 1,020            $  1,257         $    443
                  Operating income (loss)           $  6,001            $ 2,620            $  5,131         $ (1,750)
                  Total assets                      $292,631            $16,499            $204,382         $ 71,750



11.      SUBSEQUENT EVENTS

         In August 2000, the Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued 130,000 units each consisting of $1,000 of 12 7/8% senior subordinated notes due 2010 and warrants to purchase 10.857 shares of RailAmerica common stock for $6.60 per share. Warrants issued totaled 1.4 million. The price per unit was $940.38 and gross proceeds were $122.2 million. The Company used the net proceeds of the offering to permanently finance most of the bridge debt incurred in connection with its acquisition of RailTex (see note 6).

12.      CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately CND$50 million against the Mackenzie Northern Railway and others, in connection with fires that allegedly occurred in 1998. We intend to vigorously defend these claims, and have insurance coverage to approximately CND$20 million to cover these claims. Because the actions are in their early stages and the claimants have not yet asserted the legal basis for their claims, the Company is unable to assess the merits of the claims; however, our insurer has reserved CND$15 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect our cash flow and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company" or "RailAmerica") is the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. RailAmerica owns, leases, operates or has equity interests in, a diversified portfolio of 49 railroads with approximately 12,400 miles of track located in the United States, Australia, Canada and Chile. Through its diversified portfolio of rail lines, the Company operates in numerous geographic regions with varying types of commodities hauled. The Company believes that individual economic and seasonal cycles in each region may partially offset each other. The Company recognizes railroad transportation revenue after services are provided.

         On February 4, 2000, the Company purchased RailTex, Inc. ("RailTex") for $128 million in cash, assumption of $111 million in debt and 6.6 million shares of the Company's common stock, valued at $60.9 million. RailTex owns and operates 25 short line freight railroads with approximately 4,100 miles of track concentrated in the southeastern, midwestern, Great Lakes and New England regions of the United States and eastern Canada.

         Set forth below is a discussion of the historical results of operations for the Company's North American and international railroad operations, its discontinued trailer manufacturing operations, and corporate overhead and other.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of its acquired railroads from the following dates:

NAME OF RAILROAD
RaiLink properties (6 railroads)                             August 1, 1999
Toledo, Peoria and Western Railroad ("TPW")                  September 1, 1999
RailTex, Inc. (25 railroads)                                 February 4, 2000

         Accordingly, the results of operations for the three and six months ended June 30, 2000 and 1999 are not comparable in various material respects, and may not be indicative of the results which would have occurred had the acquisitions been completed at the beginning of the periods presented.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations (which consist of its U.S. and Canadian railroads) for the periods indicated.

                                                                   For the three months             For the six months
                                                                       Ended June 30,                  Ended June 30,
                                                                   --------------------             ------------------
                                                                    2000           1999             2000            1999
                                                                  --------         ------        ---------         -------
          Operating revenue:
            Transportation revenue                                $ 54,312         $5,487        $  97,686         $10,705
            Other revenue                                            9,051          1,202           14,856           2,313
                                                                  --------         ------        ---------         -------
              Total operating revenue                               63,363          6,689          112,542          13,018
                                                                  --------         ------        ---------         -------
          Operating expenses:
            Maintenance of way                                       6,647            890           11,875           1,705
            Maintenance of equipment                                 3,495            197            7,238             468
            Transportation                                          18,326          1,385           33,110           2,653
            Equipment rental                                         3,753            895            7,531           1,833
            Gain on sale of assets                                  (9,036)            --           (9,036)             --
            General and administrative                              12,955          1,667           20,003           2,719
            Depreciation and amortization                            5,836            520            9,997           1,020
                                                                  --------         ------        ---------         -------
              Total operating expenses                              41,976          5,554           80,718          10,398
                                                                  --------         ------        ---------         -------
                Operating income                                  $ 21,387         $1,135        $  31,824         $ 2,620
                                                                  ========         ======        =========         =======


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

       OPERATING REVENUES. Transportation revenue increased by $48.8 million, or 890%, to $54.3 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999. North American carloads totaled 220,233 for the three months ended June 30, 2000, an increase of 205,233 compared to 15,000 carloads in the prior year period. The increase was primarily due the acquisitions of TPW, RaiLink and RailTex. The North American transportation revenue per carload decreased to $248 from $337 primarily because the acquired rail lines haul at a lower rate per car than the Company's other rail lines. The Company's "same railroad" operating revenue and car loadings decreased by 2% and 1%, respectively, from the three months ended June 30, 1999 compared to the three months ended June 30, 2000.

         Other revenues increased by approximately $7.8 million, or 653%, to $9.1 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. Other revenues for the three months ended June 30, 2000 and 1999 consist of car hire income, railroad lease and rental income and other miscellaneous income. The increase was due primarily to the acquisitions of RailTex, RaiLink and TPW which on a combined basis contributed $6.3 million in other revenue for the three months ended June 30, 2000.

       OPERATING EXPENSES. Operating expenses increased by $36.4 million, or 656%, to $42.0 million for the three months ended June 30, 2000 from $5.6 million for the three months ended June 30, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which contributed $45.7 million in operating expenses for the three months ended June 30, 2000 offset by a $9.0 million gain on sale of land of a Texas railroad and a slight decrease in operating expenses for the Company's "same railroad" properties. Operating expenses, as a percentage of operating revenue, exclusive of the land sale gain, were 80.5% and 83.0% for the three months ended June 30, 2000 and 1999, respectively.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

       OPERATING REVENUES. Transportation revenue increased by $87.0 million, or 813%, to $97.7 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999. North American carloads totaled 398,603 for the six months ended June 30, 2000, an increase of 368,694 compared to 29,909 carloads in the prior year period. These increases were primarily due to the acquisitions of TPW, RaiLink and RailTex. The North American transportation revenue per carload decreased to $261 from $331 primarily because the acquired rail lines haul at a lower rate per car than the Company's other rail lines. The Company's "same railroad" operating revenue and car loadings increased by 6% and 1%, respectively, from the first six months of 1999 compared to the first six months of 2000.

        Other revenues increased by approximately $12.5 million, or 542%, to $14.9 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. Other revenues for the six months ended June 30, 2000 and 1999 consist of car hire income, railroad lease and rental income and other miscellaneous income. The increase was due primarily to the acquisitions of RailTex, RaiLink and TPW which on a combined basis contributed $11.5 million in other revenue for the six months ended June 30, 2000.

       OPERATING EXPENSES. Operating expenses increased by $70.3 million, or 676%, to $80.7 million for the six months ended June 30, 2000 from $10.4 million for the six months ended June 30, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $80.1 million in operating expenses for the six months ended June 30, 2000 offset by a $9.0 million gain on sale of land on a Texas railroad and a slight decrease in operating expenses for the Company's "same railroad" properties. Operating expenses, as a percentage of operating revenue, exclusive of the land sale gain, were 79.8% and 79.9% for the six months ended June 30, 2000 and 1999, respectively.

       INTERNATIONAL RAILROAD OPERATIONS

         All results of operations discussed in this section are for the Company's international railroads, consisting of Ferronor for all periods indicated and Freight Australia since May 1, 1999

         In Australia, the Company owns Freight Australia, a regional freight railroad operating in the State of Victoria. Freight Australia is the Company's wholly-owned Australian subsidiary that purchased the assets and business of V/Line Freight Corporation from the Government of the State of Victoria, Australia on April 30, 1999. Accordingly, the results of operations for the three and six months ended June 30, 2000 and 1999 are not comparable in certain material respects and may not be indicative of the results which would have occurred had the acquisition been consummated at the beginning of the respective periods.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                                     For the three months            For the six months
                                                                        Ended June 30,                  Ended June 30,
                                                                   ----------------------          ---------------------
                                                                    2000            1999            2000            1999
                                                                   -------         -------         -------         -------
          Operating revenue:
            Transportation revenue                                 $31,412         $20,072         $62,098         $24,141
            Other revenue                                              846           1,470           1,502           1,620
                                                                   -------         -------         -------         -------
              Total revenue                                         32,258          21,542          63,600          25,761
                                                                   -------         -------         -------         -------
          Operating expenses:
            Transportation                                          21,272          14,205          42,805          16,652
            General and administrative                               2,805           2,172           5,062           2,721
            Depreciation and amortization                            1,644             984           3,461           1,257
                                                                   -------         -------         -------         -------
              Total operating expenses                              25,721          17,361          51,328          20,630
                                                                   -------         -------         -------         -------
                Operating income                                   $ 6,537         $ 4,181         $12,272         $ 5,131
                                                                   =======         =======         =======         =======

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

FERRONOR.

       OPERATING REVENUES. Transportation revenue increased $1.2 million, or 30%, to $5.4 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. Ferronor's carloads totaled 27,403 for the three months ended June 30, 2000, an increase of 5,234, or 23.6%, compared to 22,169 for the three months ended June 30, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

       OPERATING EXPENSES. Operating expenses increased $1.3 million, or 36%, to $4.7 million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999. The increase was due to certain start up costs related to a new long-term contract which commenced in late 1999. Operating expenses, as a percentage of transportation revenue, were 87.7% and 83.6% for the three months ended June 30, 2000 and 1999, respectively. The operating ratio increase was due primarily to the start up costs related to the new shipments.

FREIGHT AUSTRALIA.

       OPERATING REVENUES. Transportation revenue increased $ 10.1 million, or 63.5%, to $26.0 million for the three months ended June 30, 2000 from $15.9 million for the three months ended June 30, 1999. Transportation revenue consisted of $21.7 million in freight revenue and $4.3 million in track access fees for the three months ended June 30, 2000. Transportation revenue consisted of $12.8 million in freight revenue and $3.1 million in track access fees for the period May 1, 1999 to June 30, 1999. Other revenues decreased $0.6 million, or 42.5%, to $0.8 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999. The increase in the transportation revenue was due primarily to the 1999 period including only two months of operations as well as the impact of certain new grain contracts obtained in late 1999 and early 2000.

       OPERATING EXPENSES. Operating expenses increased $3.8 million, or 21.7%, to $21.1 million for the three months ended June 30, 2000 from $13.8 million for the three months ended June 30, 1999. The increase in operating expenses was primarily due to the 1999 period including only two months of operations. Operating expenses, as a percentage of operating revenue, were 78.6% and 79.3% for the three months ended June 30, 2000 and 1999, respectively.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

FERRONOR.

       OPERATING REVENUES. Transportation revenue increased $2.1 million, or 26%, to $10.3 million for the six months ended June 30, 2000 from $8.2 million for the six months ended June 30, 1999. Ferronor's carloads totaled 53,091 for the six months ended June 30, 2000, an increase of 9,680, or 22.3%, compared to 43,411 for the six months ended June 30, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

       OPERATING EXPENSES. Operating expenses increased $2.3 million, or 35%, to $9.0 million for the six months ended June 30, 2000 from $6.7 million for the six months ended June 30, 1999. The increase was due to certain start up costs related to a new long-term contract which commenced in late 1999. Operating expenses, as a percentage of transportation revenue, were 86.8% and 80.8% for the six months ended June 30, 2000 and 1999, respectively. The operating ratio increase was due primarily to the start up costs related to the new shipments.

FREIGHT AUSTRALIA.

       OPERATING REVENUES. Transportation revenue increased $35.8 million, or 224.9%, to $51.8 million for the six months ended June 30, 2000 from $15.9 million for the six months ended June 30, 1999. Transportation revenue consisted of $43.0 million in freight revenue and $8.8 million in track access fees for the six months ended June 30, 2000. Transportation revenue consisted of $12.8 million in freight revenue and $3.1 million in track access fees for the period May 1, 1999 to June 30, 1999. Other revenues were comparable at $1.5 million for both the six months ended June 30, 2000 and 1999. The increase in transportation revenue was primarily due to the 1999 period including only two months of operations.

       OPERATING EXPENSES. Operating expenses increased $28.7 million, or 207.8%, to $42.5 million for the six months ended June 30, 2000 from $13.8 million for the six months ended June 30, 1999. The increase in operating expenses were due to the 1999 period including only two months of operations. Operating expenses, as a percentage of operating revenue, were 79.7% and 79.3% for the six months ended June 30, 2000 and 1999, respectively.

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

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the three months ended June 30, 2000 and 1999 and the percentage relationship of income and expense items to net sales:

                                                                                  For the Three Months Ended
                                                                     ----------------------------------------------------
                                                                          June 30, 2000                June 30, 1999
                                                                     ----------------------         ---------------------
          Net sales                                                  $12,045         100.0%         $12,539         100.0%
          Cost of goods sold                                           8,797          73.0%           9,275          74.0%
                                                                     -------         -----          -------         -----
            Gross profit                                               3,248          27.0%           3,264          26.0%
          Selling, general and administrative
              Expenses                                                 1,056           8.8%             967           7.7%
          Depreciation and amortization                                  261           2.2%             262           2.1%
                                                                     -------         -----          -------         -----
            Income from operations                                   $ 1,931          16.0%         $ 2,035          16.2%
                                                                     =======                        =======


         NET SALES. Net sales decreased by $0.5 million, or 3.9%, to $12.0 million for the three months ended June 30, 2000 from $12.5 million for the three months ended June 30, 1999. The net sales decrease resulted from a decrease of $1.1 million in KSC's sales which was partially offset by an increase of $0.6 million in KSI's sales. The decrease in KSC's sales was due to a slow down in the eastern Canadian economy and therefore a reduction in orders received over late 1999 and early 2000. Sales to governmental agencies represented 34.6% and 45.0% of KSI's net sales for the three months ended June 30, 2000 and 1999, respectively.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $0.5 million, or 5.2% to $8.8 million for the three months ended June 30, 2000 from $9.3 million for the three months ended June 30, 1999. Cost of goods sold was 73.0% of net sales for the three months ended June 30, 2000 compared to 74.0% for the three months ended June 30, 1999. The improvement in gross margin was due to the mix of sales between KSI and KSC.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of $1.1 million for the three months ended June 30, 2000 was comparable to $1.0 million for the three months ended June 30, 1999.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                  The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the six months ended June 30, 2000 and 1999 and the percentage relationship of income and expense items to net sales:

                                                                                   For the Six Months Ended
                                                                     -----------------------------------------------------
                                                                         June 30, 2000                  June 30, 1999
                                                                     ----------------------           ----------------------
          Net sales                                                  $21,453         100.0%         $22,956         100.0%
          Cost of goods sold                                          15,547          72.5%          16,992          74.0%
                                                                     -------         -----          -------         -----
            Gross profit                                               5,906          27.5%           5,964          26.0%
          Selling, general and administrative
              Expenses                                                 2,225          10.4%           1,800           7.8%
          Depreciation and amortization                                  519           2.4%             517           2.3%
                                                                     -------         -----          -------         -----
            Income from operations                                   $ 3,162          14.7%         $ 3,647          15.9%
                                                                     =======         =====          =======         =====

         NET SALES. Net sales decreased by $1.5 million, or 6.5%, to $21.5 million for the six months ended June 30, 2000 from $23.0 million for the six months ended June 30, 1999. The net sales decrease resulted from a decrease of $2.2 million in KSC's sales which was partially offset by an increase of $0.7 million in KSI's sales. The decrease in KSC's sales was due to a slow down in the eastern Canadian economy and therefore a reduction in orders received over late 1999 and early 2000. Sales to governmental agencies represented 29.3% and 44.6% of KSI's net sales for the six months ended June 30, 2000 and 1999, respectively. The trailer manufacturing division had a backlog of orders of $15.7 million at June 30, 2000 and $20.8 million at June 30, 1999.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $1.4 million, or 8.5% to $15.5 million for the six months ended June 30, 2000 from $17.0 million for the six months ended June 30, 1999. Cost of goods sold was 72.5% of net sales for the six months ended June 30, 2000 compared to 74.0% for the six months ended June 30, 1999. The improvement in gross margin was due to the mix of sales between KSI and KSC.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $0.4 million, or 23.6%, to $2.2 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999. Selling, general and administrative expenses increased primarily due to increased sales efforts, foreign exchange rate fluctuations and installation of certain computer systems.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation facilitates a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $2.9 million, or 125%, to $5.2 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. The increase was primarily due to the addition of employees and facility costs to manage the acquisitions of TPW, RaiLink, Freight Australia and RailTex. Corporate overhead decreased from 6% of operating revenue for the six months ended June 30, 1999 to 3% for the six months ended June 30, 2000.

       Pursuant to the refinancing of RailAmerica's and RailTex's debt in February 2000, the Company recorded an extraordinary charge for the six months ended June 30, 2000 for the loss on early extinguishment of debt of $2.2 million, after-tax.

The Company also recognized a $3.4 million, after-tax, foreign exchange loss related to the refinancing of debt associated with the acquisition of Freight Australia.

         The Company recognized a $0.5 million loss on sale and an asset impairment charge of $0.8 million in the second quarter of 2000 related to its tractor and trailer fleet.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $19.3 million for the six months ended June 30, 2000. This amount includes $4.4 million in net income and $18.5 million in depreciation and amortization.

         Cash used in investing activities was $164.8 million for the six months ended June 30, 2000. The primary uses of cash during the six month period were for the acquisition of RailTex, including costs, for $150.0 million, and the purchase of property, plant and equipment with an aggregate cost of $23.2 million.

         Cash provided by financing activities was $143.4 million for the six months ended June 30, 2000. This consisted primarily of net borrowings under the Company's credit facilities of $158.9 million used to fund the RailTex acquisition partially offset by cash used for deferred loan costs of $13.2 million.

         In February 2000, the Company entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, bearing interest at LIBOR plus 3.00% (2) a $205 million Term B loan, bearing interest at LIBOR plus 3.25%, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 3.00. All of the Stock of all the Company's U.S. subsidiaries, excluding Kalyn/Siebert I, Inc. (a discontinued operation), and 65% of the stock of the Company's foreign subsidiaries serve as collateral for the credit facilities.

         The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005.

         The Company's credit facilities include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit.

         The credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests. The Company's ability to meet these ratios and tests and to comply with other provisions of the new credit facilities can be affected by events beyond its control. The

Company's failure to comply with the obligations in the credit facilities could result in an event of default under the new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which would have a material adverse effect on the Company.

         Interest on the Company's credit facility is payable at variable rates. To partially mitigate the interest rate risk on the credit facilities the Company entered into interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for a three year period. Fluctuations in the market interest rate will affect the cost of the Company's remaining borrowings. Assuming current debt levels the effect of a 1% increase in interest rates on this remaining debt would result in an increase debt in interest expense of $1.3 million for the twelve months ended June 30, 2001.

         The Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc., bearing interest at an initial rate of 13% per annum, and increasing every three months based on the highest specified rates. The Company fully repaid the subordinated bridge notes through the issuance of senior subordinated notes in August 2000. The Company, through its wholly-owned subsidiary Palm Beach Rail Holding, Inc., issued $55 million of subordinated asset sale bridge notes, under a securities purchase agreement with DLJ Bridge Finance, Inc. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increases on August 4, 2000 and November 4, 2000 based on the highest of specified rates. The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert. The Company repaid $20 million of the asset sale bridge notes through the issuance of senior subordinated notes in August 2000. The Company intends to repay the remaining balance of the asset sale bridge notes from the proceeds of the sale of its trailer manufacturing operations.

         In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of these warrants would be 0.6 million, subject to specified anti-dilution adjustments. In August 2000, 0.3 million of the warrants were issued.

         In August 2000, the Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued 130,000 units each consisting of $1,000 of 12 7/8% senior subordinated notes due 2010 and warrants to purchase 10.857 shares of its common stock for $6.60 per share. Warrants issued totaled 1.4 million. The price per unit was $940.38 and gross proceeds were $122.2 million. The Company used the net proceeds of the offering to pay off the $95 million bridge and pay down $20 million of the asset sale bridge notes incurred in connection with its acquisition of RailTex. The indenture under which the notes were issued also contains numerous covenants imposing significant financial and operating restrictions on the Company's business.

         As of June 30, 2000, the Company had a working capital deficit of $31.7 million compared to working capital of $24.0 million as of December 31, 1999. The decrease in working capital was primarily related to the classification of a majority of the asset sale bridge notes as current due to the expected sale of the trailer manufacturing division. Cash on hand was $9.0 million as of June 30, 2000 compared to $11.6 million as of December 31, 1999. The Company's cash flows from operations historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company expects that its future cash flows will be sufficient for its current and contemplated operations for at least the next twelve months. The Company anticipates using cash flows and borrowings under its revolver for anticipated capital expenditures of $30 million for the upgrading of existing North American rail lines and purchases of locomotives and equipment. The Company anticipates capital expenditures of $10 million over the next twelve months primarily related to new Ferronor contracts received since its acquisition by the Company. Ferronor closed on a debt financing in the first quarter of 1999 that was used to fund certain of the capital expenditures. Additionally, Ferronor has a commitment letter to fund the remainder of the expansion and anticipates closing on this financing during 2000. Freight Australia's capital expenditures are estimated to be $15 million over the next twelve months and the Company anticipates paying for these through cash generated from Freight Australia's operations. The Company does not presently anticipate any other significant capital expenditures over the next twelve months. To the extent possible under its loan agreements, the Company will seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company anticipates debt service for the next twelve months, exclusive of the asset sale bridge notes, to be approximately $63 million including principal and interest. It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and Australian dollar could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of August 1, 2000, the Company had $35.8 million of availability under the revolving line of credit facility. In addition, the Company has approximately $10 million in cash on hand at August 1, 2000.

         The Company has announced an asset rationalization plan to sell certain non-strategic assets. The plan, which includes the rationalization of some of the Company's smaller railroads and specialty truck trailer business, is geared toward paying down the debt from the new credit facilities, including the revolver. The Company has received proceeds of $11.3 million through June 30, 2000 as part of this asset rationalization plan.

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

ITEM 3.  MARKET RISK

         FOREIGN CURRENCY. The Company's foreign currency risk arises from owning and operating railroads in Canada and Australia. At June 30, 2000, the Company had not entered into any transactions to manage this risk. A decrease in either of these foreign currencies would negatively impact the Company's earnings for the affected period. A majority of the Company's revenue and debt in Chile is U.S. dollar indexed therefore the Company is not negatively impacted by a decline in the value of the Chilean Peso.

         The financial position and results of operations of the Company's Canadian and Australian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at period-end, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At June 30, 2000, the accumulated other comprehensive income totaled ($12.5 million), or 11% of total stockholders' equity.

         It is anticipated that a portion of the Company's debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and the Australian dollar could adversely affect the Company's ability to service the debt.

         INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

         The interest rate on the Company's credit facility is payable at variable rates. To partially mitigate the interest rate risk on the new credit facilities the Company entered into interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for a three-year period. Fluctuations in the market interest rate will affect the cost of the Company's remaining borrowings. The effect of a 1% increase in interest on the remaining borrowings would result in an increase in interest expense of $1.3 million for the twelve months ended June 30, 2001.

         DIESEL FUEL. The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Prior to the Company's acquisition of RailTex, RailTex had entered into a contract to hedge against fuel prices with a cap which fixed the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. No fuel hedging is in place after June 30, 2000. The effect of a $0.01 increase in fuel prices would result in an increase in fuel expense of approximately $40,000 per month.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately CND$50 million against the Mackenzie Northern Railway and others, in connection with fires that allegedly occurred in 1998. We intend to vigorously defend these claims, and have insurance coverage to approximately CND$20 million to cover these claims. Because the actions are in their early stages and the claimants have not yet asserted the legal basis for their claims, the Company is unable to assess the merits of the claims; however, our insurer has reserved CND$15 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect our cash flow and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2000 annual meeting on June 22, 2000 at which John Marino, John Sullivan and William Pagonis were re-elected as Directors of the Company. In addition, the Company's number of shares authorized to be issued was increased, the Company's 1998 Executive Incentive Compensation Plan was amended and the Company's 1995 Non-Employee Director Stock Option Plan was amended. At the meeting votes were cast as follows:

                                                                             In Favor           Against         Abstentions
                                                                             --------           -------         -----------
    Re-election of John Marino                                              15,841,544             --            1,126,983
    Re-election of John Sullivan                                            15,841,560             --            1,126,967
    Election of William Pagonis                                             15,841,185             --            1,127,342
    Increase in authorized shares of the Company's
        Common Stock                                                        15,319,373         1,641,163            35,991
    Amendment of 1998 Executive Incentive Compensation Plan                  8,500,768         2,596,659           179,276
    Amendment of the 1995 Non-employee Directors Stock Option Plan           9,291,416         1,804,227           177,061


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27 Financial Data Schedule

         (b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000:

1. Current report on Form 8-K, dated April 18, 2000, was filed with the Securities and Exchange Commission in connection with the Company's amendment of its 1998 Common Stock Purchase Rights Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAILAMERICA, INC.

Date: August 14, 2000
                                                 By: /s/ GARY O. MARINO
                                                    ----------------------
                                                    Gary O. Marino, Chairman
                                                    and Chief Executive Officer

                                                 By: /S/ BENNETT MARKS
                                                    ----------------------
                                                    Bennett Marks, Chief
                                                    Financial Officer, Sr. Vice
                                                    President and Principal
                                                    Accounting Officer