Form 10-Q
period 2000-09-30
RAILAMERICA INC /DE
filed 2000-11-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                           Commission File No. 0-20618
                                               -------

                                RAILAMERICA, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                  65-0328006
                  ---------                            ---------------------
      (State or Other Jurisdiction                         (IRS Employer
             of Incorporation)                         Identification Number)

             5300 BROKEN SOUND BLVD, N.W., BOCA RATON, FLORIDA 33487
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 994-6015
                                 ---------------
                           (Issuer's telephone number)

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

    Common Stock, par value $.001 - 18,623,320 shares as of November 13, 2000

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                                                        PAGE NO.
                                                                        --------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999                                             1

              Consolidated Statements of Income - For the three and nine
              months ended September 30, 2000 and 1999                      2

              Consolidated Statement of Stockholders' Equity - For the
              nine months ended September 30, 2000                          3

              Consolidated Statements of Cash Flows - For the nine
              months ended September 30, 2000 and 1999                      4

              Notes to Consolidated Financial Statements                    5

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          16

Item 3        Markeet Risk Disclosure                                      26

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                            28

Item 6        Exhibits and Reports on Form 8-K                             28

              Signatures

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                            September 30,     December 31,
                                                                2000             1999
                                                            -------------     ------------
                                ASSETS
 Current assets:
   Cash                                                      $   8,647        $  11,598
   Accounts and notes receivable                                60,760           40,857
   Inventories                                                  10,321            9,929
   Other current assets                                          8,921            3,500
   Net assets of discontinued operation                         18,588           14,996
                                                             ---------        ---------
         Total current assets                                  107,237           80,880

 Property, plant and equipment, net                            709,523          347,617

 Investment in affiliates                                        4,886            4,667
 Other assets                                                   26,234           10,765
                                                             ---------        ---------
         Total assets                                        $ 847,880        $ 443,929
                                                             =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                      $  18,768        $  17,811
   Current portion of asset sale bridge loan                    39,251               --
   Accounts payable                                             45,215           23,732
   Accrued expenses                                             38,141           15,379
                                                             ---------        ---------
         Total current liabilities                             141,375           56,922
 Long-term debt, less current maturities                       361,406          145,016
 Subordinated debt                                             120,439          101,968
 Convertible subordinated debt                                  20,496           20,481
 Other liabilities                                              12,329           16,374
 Deferred income taxes                                          61,261           15,382
 Minority interest                                              10,696            9,489
                                                             ---------        ---------
                                                               728,002          365,632
                                                             ---------        ---------
 Commitments and contingencies

 Redeemable convertible preferred stock, $0.01 par value,
   $25 liquidation value                                         6,678            8,830
                                                             ---------        ---------
 Stockholders' equity:
   Common stock, $0.001 par value                                   20               13
   Additional paid-in capital                                  121,036           52,305
   Retained earnings                                            22,267           18,171
   Accumulated other comprehensive (loss) income               (23,623)           3,486
   Treasury stock (1,027,839 and 716,589 shares,
     respectively, at cost)                                     (6,500)          (4,508)
                                                             ---------        ---------
         Total stockholders' equity                            113,200           69,467
                                                             ---------        ---------
         Total liabilities and stockholders' equity          $ 847,880        $ 443,929
                                                             =========        =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

         For the three and nine months ended September 30, 2000 and 1999
                   (in thousands, except earnings per share)
                                   (Unaudited)

                                                     Three months ended September 30,       Nine months ended September 30,
                                                     --------------------------------       -------------------------------
                                                         2000              1999                  2000              1999
                                                      ---------         ---------             ---------         ---------
Operating revenue                                     $  90,970         $  39,678             $ 268,017         $  80,055
                                                      ---------         ---------             ---------         ---------

Operating expenses:
  Transportation                                         50,460            25,465               152,563            48,934
  Selling, general and administrative                    15,481             4,572                44,231            12,378
  Acquisition related costs                               1,492                --                 3,416                --
  Net (gain) loss on sale and impairment of assets         (950)              (12)               (8,735)              373
  Depreciation and amortization                           7,650             3,051                22,034             5,771
                                                      ---------         ---------             ---------         ---------
        Total operating expenses                         74,133            33,076               213,509            67,456
                                                      ---------         ---------             ---------         ---------
        Operating income                                 16,837             6,602                54,508            12,599
Interest expense, net                                   (13,599)           (4,609)              (36,661)           (9,140)
Amortization of financing costs                          (1,172)           (1,348)               (3,810)           (2,336)
Minority interest and other income (expense)                141            (2,280)               (2,095)             (663)
                                                      ---------         ---------             ---------         ---------
        Income (loss) from continuing operations
          before income taxes                             2,207            (1,635)               11,942               460
Provision (benefit) for income taxes                        363            (3,913)                3,399            (3,191)
                                                      ---------         ---------             ---------         ---------
        Income from continuing operations                 1,844             2,278                 8,543             3,651

Discontinued operations:
  (Loss) income from operations of discontinued
    segment (net of applicable income taxes of
    ($415), $518, ($708) and $1,736,
    respectively)                                          (715)            1,009                  (827)            3,587
                                                      ---------         ---------             ---------         ---------
        Income before extraordinary item                  1,129             3,287                 7,716             7,238
Extraordinary loss from early extinguishment
    of debt (net of tax)                                   (892)               --                (3,108)               --
                                                      ---------         ---------             ---------         ---------
        Net income                                    $     237         $   3,287             $   4,608         $   7,238
                                                      =========         =========             =========         =========

=========================================================================================================================

Net income available to common stockholders           $      71         $   3,022             $   4,096         $   6,466
                                                      =========         =========             =========         =========
Basic earnings per common share
    Continuing operations                             $    0.09         $    0.17             $    0.45         $    0.26
    Discontinued operations                               (0.04)             0.09                 (0.05)             0.33
    Extraordinary item                                    (0.05)               --                 (0.17)               --
                                                      ---------         ---------             ---------         ---------
        Net income                                    $    0.00         $    0.26             $    0.23         $    0.59
                                                      =========         =========             =========         =========

Diluted earnings per common share
    Continuing operations                             $    0.09         $    0.16             $    0.43         $    0.25
    Discontinued operations                               (0.04)             0.07                 (0.04)             0.28
    Extraordinary item                                    (0.05)               --                 (0.15)               --
                                                      ---------         ---------             ---------         ---------
        Net income                                    $    0.00         $    0.23             $    0.23         $    0.53
                                                      =========         =========             =========         =========

Weighted average common shares outstanding
    Basic                                                18,555            11,466                17,847            11,018
                                                      =========         =========             =========         =========
    Diluted                                              18,752            14,103                20,404            12,789
                                                      =========         =========             =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                 Stockholders' Equity
                             ---------------------------------------------------------------------------------------------
                              Number of                 Additional                  Other
                               Shares         Par        Paid-in     Retained    Comprehensive   Treasury
                               Issued        Value       Capital     Earnings       Income         Stock         Total
                             ----------   ----------   -----------  -----------  ------------   -----------   -----------
Balance, December 31, 1999     12,611     $      13    $  52,305    $  18,171     $   3,486     $  (4,508)    $  69,467

Net income                         --            --           --        4,608            --            --         4,608

Cumulative translation
  adjustments                      --            --           --           --       (27,109)           --       (27,109)
                                                                                                              ---------
    Total comprehensive
      income                                                                                                    (22,501)
                                                                                                              ---------

Issuance of common stock        6,652             7       60,910           --            --            --        60,917

Exercise of stock options          37            --          177           --            --            --           177

Conversion of redeemable
  convertible preferred
  stock                           291            --        2,242           --            --            --         2,242

Conversion of convertible
  subordinated debentures          36                        332                                                    332

Warrants issued                                            5,070                                                  5,070

Purchase of treasury stock         --            --           --           --            --        (1,992)       (1,992)

Preferred stock dividends
  and accretion                    --            --           --         (512)           --            --          (512)
                            ---------     ---------    ---------    ---------     ---------     ---------     ---------
Balance, September 30, 2000    19,627     $      20    $ 121,036    $  22,267     $ (23,623)    $  (6,500)    $ 113,200
                            =========     =========    =========    =========     =========     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)

                                                          2000          1999
                                                       ---------     ---------
Net cash provided by operating activities              $  16,970     $  17,745
                                                       ---------     ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (26,575)      (36,212)
  Proceeds from sale of properties                        13,874           117
  Acquisitions, net of cash acquired                    (149,969)       (8,453)
  Cash held in discontinued operations                        27            --
  Deferred acquisition costs and other                    (2,409)          (79)
                                                       ---------     ---------
          Net cash used in investing activities         (165,052)      (44,627)
                                                       ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               354,771       159,319
  Principal payments on long-term debt                  (186,910)     (136,694)
  Sale of convertible preferred stock                         --         4,095
  Sale of common stock                                        --        11,868
  Proceeds from exercise of stock options                    177           572
  Preferred stock dividends paid                            (288)         (411)
  Purchase of treasury stock                              (1,992)       (1,040)
  Deferred financing costs paid                          (19,608)       (2,663)
                                                       ---------     ---------
          Net cash provided by financing activities      146,150        35,046
                                                       ---------     ---------

Net (decrease) increase in cash                           (1,931)        8,164
Effect of exchange rates on cash                          (1,020)          (25)
Cash, beginning of period                                 11,598         5,760
                                                       ---------     ---------
Cash, end of period                                    $   8,647     $  13,899
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

         In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.       EARNINGS PER SHARE:

         For the three and nine months ended September 30, 2000 and 1999, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the nine months ended September 30, 2000 and the three and nine months ended September 30, 1999, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. Options and warrants totaling 5.1 million were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2000 as the exercise price of these options and warrants were greater than the average market price of the Common Stock. Assumed conversion of the redeemable convertible preferred stock was anti-dilutive for all periods reported. The $22.5 million of convertible debt (2.25 million shares) is anti-dilutive for the three months ended September 30, 2000 and has been excluded from the weighted average shares outstanding for diluted earnings per share.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       EARNINGS PER SHARE, continued

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                                                                      Three Months              Nine Months
                                                                   Ended September 30,       Ended September 30,
                                                                  --------------------      ---------------------
                                                                    2000         1999         2000         1999
                                                                  --------     --------     --------     --------
                 Income from continuing operations                $  1,844     $  2,278     $  8,543     $  3,651
                 Preferred stock dividends and accretion              (166)        (265)        (516)        (772)
                                                                  --------     --------     --------     --------
                 Income from continuing operations available
                     to common stockholders (basic)                  1,678        2,013        8,027        2,879
                 Interest on convertible debt                           --          213          271          282
                 Preferred stock dividends and accretion                --           --           --           --
                                                                  --------     --------     --------     --------
                 Income from continuing operations available
                     to common stockholders (diluted)             $  1,678     $  2,226     $  8,298     $  3,161
                                                                  ========     ========     ========     ========

                 Weighted average shares outstanding (basic)        18,555       11,466       17,847       11,018
                 Assumed conversion of options and warrants            197          433          193          403
                 Assumed conversion of convertible securities           --        2,204        2,364        1,368
                                                                  --------     --------     --------     --------
                 Weighted average shares outstanding (diluted)      18,752       14,103       20,404       12,789
                                                                  ========     ========     ========     ========

  3.     PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following as of September 30, 2000 and December 31, 1999 (in thousands):

                                                                      2000        1999
                                                                    --------    --------
                 Land                                               $132,634    $ 34,345
                 Buildings and improvements                           13,012       8,683
                 Railroad track and improvements                     416,201     186,670
                 Locomotives, transportation and other equipment     181,955     135,309
                                                                    --------    --------
                                                                     743,802     365,007
                 Less accumulated depreciation                        34,279      17,390
                                                                    --------    --------
                                                                    $709,523    $347,617
                                                                    ========    ========

        In February 2000, the Company acquired RailTex, Inc. This acquisition resulted in approximately $390 million of the fixed asset additions.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       ACQUISITIONS AND DISPOSITIONS:

         On February 4, 2000, the Company acquired RailTex, Inc. for $128 million in cash, assumption of $105.3 million in debt and 6.6 million shares of the Company's Common Stock, valued at $60.9 million. RailTex, the operator of 25 railroads over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. This transaction was partially financed through the issuance of new debt (see Note 6).

         The acquisition of RailTex has been accounted for as a purchase and its results have been consolidated since the acquisition date. The final purchase price allocation was based upon the fair value of the net assets acquired. As part of the purchase price and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees.

         The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of RailTex had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data). The nine months ended September 30, 1999 also include the purchases of Freight Australia, which occurred in April 1999, RaiLink, Ltd., which occurred in July 1999 and Toledo, Peoria and Western Railroad, which occurred in August 1999 as if these acquisitions had occurred on January 1, 1999.

                                                               For the Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2000           1999
                                                               -----------    -----------
                 Operating revenue                               $282,091       $276,746
                 Income from continuing operations               $ 10,643       $  7,372
                 Net income                                      $  6,708       $ 10,959
                 Earnings per share - continuing operations
                     Basic                                       $   0.56       $   0.36
                     Diluted                                     $   0.52       $   0.34
                 Earnings per share - net income
                     Basic                                       $   0.34       $   0.57
                     Diluted                                     $   0.33       $   0.52

         In August 2000, the Company sold two Minnesota railroads for $4.65 million, comprised of $4.3 million in cash and $0.35 million in the form of a secured promissory note. The Company recognized a $0.9 million gain on the transaction.

         In September 2000, the Company sold approximately 200 miles of track in Alberta, Canada for approximately $4.5 million, which approximated book value.

         In the first nine months of 2000, the Company wrote-off $3.4 million of costs related to its February 2000 acquisition of RailTex and its bid for Westrail, an Australian railroad.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       OTHER ASSETS:

         Other assets consist of the following as of September 30, 2000 and December 31, 1999 (in thousands):

                                          2000       1999
                                        -------    -------
         Deferred loan costs            $17,649    $ 6,657
         Notes receivable                 1,765      2,123
         Deposits and other               6,820      1,985
                                        -------    -------
                                        $26,234    $10,765
                                        =======    =======

6.       LONG-TERM DEBT:

         In August 2000, RailAmerica Transportation Corp., the Company's wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company's common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. The net proceeds received from the issuance of the units were used to repay all $95.0 million of subordinated bridge notes issued by RailAmerica Transportation, $20.0 million of the asset sale bridge notes issued by Palm Beach Rail Holding, Inc., the Company's wholly-owned subsidiary, and approximately $1.8 million of term loans under the Company's senior credit facilities. All of the Company's U.S. subsidiaries, excluding Kalyn/Siebert I, Inc. are guarantors of the senior subordinated notes.

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

         The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005 and the outstanding balance at September 30, 2000 was $19.4 million.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       LONG-TERM DEBT, continued

         The Company's borrowings include covenants which impose financial and operating restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its common stock or make other distributions; make acquisitions or investments; use assets as collateral in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit. The facilities also contain financial covenants that require the Company to meet a number of financial ratios and tests.

         At the time of its purchase of RailTex, the Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes, bearing interest at an initial rate of 13% per annum, and increasing every three months based on the highest specified rates. The subordinated bridge note was fully paid off in August 2000. In addition, the Company, through its wholly-owned subsidiary Palm Beach Rail Holding, Inc. issued $55 million of asset sale bridge notes. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increased on August 4, 2000 and November 4, 2000 based on the highest of specified rates (15.75% at November 4, 2000). The asset sale bridge notes are collateralized by the assets of Kalyn/Siebert. The asset sale bridge notes are included in current liabilities and the related interest expense is included in discontinued operations as the proceeds from the sale of Kalyn/Siebert are required to be used to pay down the asset sale bridge notes. $20 million of these notes were repaid in August 2000. On November 10, 2000, the Company executed a definitive agreement to sell KSI for $32.5 million. The transaction, which is expected to close within 30 days, is subject to regulatory approval and other customary closing conditions. On November 14, 2000, the Company announced it had entered into a letter of intent to sell KSC.

         In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of these warrants is 0.6 million, subject to specified anti-dilution adjustments. In August 2000, 0.3 million of the warrants were issued, and in November 2000, 0.15 million of the warrants were issued.

         In connection with the February 2000 debt refinancing, including the refinancing of RailTex's debt, the Company recorded an extraordinary charge of $2.2 million for early extinguishment of debt, net of income taxes, in the first quarter of 2000. In connection with the issuance of the subordinated debt and the repayment of the subordinated bridge note and a portion of the asset sale bridge notes, the Company recorded an extraordinary charge of $0.9 million for early extinguishment of debt, net of income taxes, in the third quarter of 2000.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.       NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the first nine months of 2000, $2.5 million of redeemable convertible preferred stock and $0.4 million of convertible subordinated debentures were converted into the Company's common stock.

         In connection with the RailTex acquisition, the Company refinanced $223 million of its debt and $105.3 million of debt that it assumed from RailTex using the credit facilities described in Note 6. The Company also issued 6.6 million shares of its common stock, valued at $60.9 million as part of the purchase price.

         In August 2000, the Company sold two Minnesota railroads. The Company received a $0.35 million note as a portion of the proceeds. In September 2000, the Company sold approximately 200 miles of track in Alberta, Canada, and the purchaser assumed debt of $4.3 million.

8.       COMMON STOCK:

         The Company's common stock issued and outstanding as of September 30, 2000 was 19,626,703 and 18,598,864, respectively, and 12,610,725 and
         11,894,136, respectively, as of December 31, 1999. There are 60,000,000 shares authorized.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.       DISCONTINUED OPERATION:

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations, Kalyn/Siebert. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented. On November 13, 2000, the Company executed a definitive agreement to sell KSI for $32.5 million. On November 14, 2000 the Company announced it had entered into a letter of intent to sell KSC.

         Total revenue for this business was $29.2 million and $33.9 million for the nine months ended September 30, 2000 and 1999, respectively. Income
         (loss) before income taxes for this business was ($1.5 million) and $5.3 million for the nine months ended September 30, 2000 and 1999, respectively. Interest of $4.3 million was allocated to the discontinued operations for the first nine months of 2000 relating to the asset sale bridge notes. Total assets in this business as of September 30, 2000 and December 31, 1999 were $27.4 million and $28.8 million, respectively. Total liabilities in this business as of September 30, 2000 and December 31, 1999 were $46.0 million, which included the asset sale bridge note, and $13.9 million, respectively.

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

         Segment information for the nine and three months ended September 30, 2000 and 1999 follows (in thousands):

         NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                                             North American     International      Corporate and
                                           Consolidated        Railroads          Railroads            Other
                                           ------------      --------------     -------------      -------------
         Revenue                            $ 268,017          $ 172,232          $  94,530          $   1,255
         Depreciation and amortization      $  22,034          $  15,764          $   5,200          $   1,070
         Operating income (loss)            $  54,508          $  45,169          $  19,730          $ (10,391)
         Total assets                       $ 847,880          $ 540,273          $ 112,293          $ 195,314

         NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                                             North American     International      Corporate and
                                           Consolidated        Railroads          Railroads            Other
                                           ------------      --------------     -------------      -------------
         Revenue                            $ 80,055            $ 25,876           $ 52,691          $  1,488
         Depreciation and amortization      $  5,771            $  2,096           $  3,008          $    667
         Operating income (loss)            $ 12,599            $  4,916           $ 10,476          $ (2,793)
         Total assets                       $406,147            $164,766           $209,035          $ 32,346


         THREE MONTHS ENDED SEPTEMBER 30, 2000:

                                                             North American     International      Corporate and
                                           Consolidated        Railroads          Railroads            Other
                                           ------------      --------------     -------------      -------------
         Revenue                            $ 90,970            $ 59,690           $ 30,930          $    350
         Depreciation and amortization      $  7,650            $  5,426           $  1,739          $    485
         Operating income (loss)            $ 16,837            $ 12,895           $  5,086          $ (1,144)
         Total assets                       $847,880            $540,217           $112,748          $194,915


         THREE MONTHS ENDED SEPTEMBER 30, 1999:

                                                             North American     International
                                           Consolidated        Railroads          Railroads     Manufacturing       Other
                                           ------------      --------------     -------------   -------------   -------------
         Revenue                            $ 39,678            $ 14,422           $ 26,930              --       $ (1,674)
         Operating income (loss)            $  6,602            $  2,296           $  5,345              --       $ (1,039)
         Identifiable assets                $406,147            $164,766           $209,035              --       $ 32,346
         Depreciation and amortization      $  3,051            $  1,076           $  1,751              --       $    224

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.      INCOME TAX PROVISION

         The difference between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations is primarily due to the tax benefits recognized in North America being at higher rates than the tax provisions in Chile and Australia as well as the Company's valuation allowance on Ferronor's net operating loss carryforward.

12.      CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately CDN$50 million against the Mackenzie Northern Railway and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage to approximately CDN$20 million to cover these claims. Because the actions are in their early stages and the claimants have not yet asserted the legal basis for their claims, the Company is unable to assess the merits of the claims; however, our insurer has reserved CDN$15 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

13.      GUARANTOR FINANCIAL STATEMENT INFORMATION

         Set forth are condensed Consolidating Financial Statements of the Company (Parent), the Guarantor Subdiaries, Non Guarantor Subsidiaries and the Company on a consolidated basis.



 RAILAMERICA, INC.
 Consolidating Balance Sheet
 At September 30, 2000

                                                                                       Non
                                                       Company       Guarantor      Guarantor
                                                       (Parent)    Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                                      ---------    ------------    ------------     ------------      ------------
Current Assets:
  Cash                                                $      --     $      51        $   8,596        $      --        $   8,647
  Accounts and notes receivable                           1,732        33,053           27,674           (1,699)          60,760
  Inventories                                                --         4,281            6,040               --           10,321
  Other current assets                                      844         5,347            2,730               --            8,921
  Net assets of discontinued operation                       --            --           18,588               --           18,588
                                                      ---------     ---------        ---------        ---------        ---------
        Total current assets                              2,576        42,732           63,628           (1,699)         107,237
Property, plant and equipment, net                          663       425,583          283,277               --          709,523
Investment in affiliates                                     --            --            4,886               --            4,886
Other assets                                              3,889        19,027            3,318               --           26,234
Investment in and advances to affiliates                114,619       411,322         (142,210)        (383,731)              --
                                                      ---------     ---------        ---------        ---------        ---------
        Total assets                                  $ 121,747     $ 898,664        $ 212,899        $(385,430)       $ 847,880
                                                      =========     =========        =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                $      --     $  13,356        $   7,111        $  (1,699)       $  18,768
  Current portion of asset sale bridge                       --            --           39,251               --           39,251
  Accounts payable                                        1,068        23,984           20,163               --           45,215
  Accrued expenses                                          340        22,723           15,078               --           38,141
                                                      ---------     ---------        ---------        ---------        ---------
        Total current liabilities                         1,408        60,063           81,603           (1,699)         141,375
Long-term debt, less current maturities                      --       340,691           20,715               --          361,406
Subordinated debt                                            --       117,340            3,099               --          120,439
Convertible subordinated debt                            20,496            --               --               --           20,496
Other liabilities                                            --           226           12,103               --           12,329
Deferred income taxes                                    (6,709)       63,167            4,803               --           61,261
Minority interest                                            --            --            5,281            5,415           10,696
Redeemable convertible preferred stock                    6,678            --               --               --            6,678
Stockholders' equity:
  Common stock                                               20           876           27,893          (28,769)              20
  Additional paid-in capital                            121,035       315,374           45,004         (360,377)         121,036
  Retained earnings                                     (14,681)          771           35,762               --           21,852
  Accumulated other comprehensive income                     --          (259)         (23,364)              --          (23,623)
  Treasury stock                                         (6,500)           --               --               --           (6,500)
                                                      ---------     ---------        ---------        ---------        ---------
        Total stockholders' equity                       99,874       317,177           85,295         (389,146)         113,200
                                                      ---------     ---------        ---------        ---------        ---------
        Total liabilities and stockholders' equity    $ 121,747     $ 898,664        $ 212,899        $(385,430)       $ 847,880
                                                      =========     =========        =========        =========        =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

13.      GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

 RAILAMERICA, INC.
 Consolidating Statement of Income
 For the Nine Months Ended September 30, 2000

                                                                                        Non
                                                  Company         Guarantor          Guarantor
                                                  (Parent)       Subsidiaries       Subsidiaries     Eliminations      Consolidated
                                                 ---------       ------------       ------------     ------------      ------------
Operating revenue                                $     269         $ 141,813         $ 126,204         $    (269)        $ 268,017
                                                 ---------         ---------         ---------         ---------         ---------

Operating expenses:
  Transportation                                        --            74,465            78,098                --           152,563
  Selling, general and administrative                6,663            25,945            11,892              (269)           44,231
  Acquisition related expenses                         208             3,208                --                --             3,416
  Gain on sale and impairment of assets (net)           --            (9,972)            1,237                --            (8,735)
  Depreciation and amortization                         95            13,988             7,951                --            22,034
                                                 ---------         ---------         ---------         ---------         ---------
        Total operating expenses                     6,966           107,634            99,178                --           213,509
                                                 ---------         ---------         ---------         ---------         ---------
        Operating income                            (6,697)           34,179            27,026                --            54,058
Interest expense                                      (929)          (25,779)           (9,953)               --           (36,661)
Amortization of financing costs                       (591)           (3,219)               --                --            (3,810)
Minority interest and other income (expense)             9              (595)           (1,509)               --            (2,095)
                                                 ---------         ---------         ---------         ---------         ---------
      Income from continuing
          operations before income taxes            (8,208)            4,586            15,564                --            11,942
Provision for income taxes                          (3,442)            1,584             5,257                --             3,399
                                                 ---------         ---------         ---------         ---------         ---------
     Income from continuing operations              (4,766)            3,002            10,307                --             8,543
Discontinued operations:
  Loss from operations of discontinued
    segment                                             --                --              (827)               --              (827)
                                                 ---------         ---------         ---------         ---------         ---------
Income (loss) before extraordinary item             (4,766)            3,002             9,480                --             7,716
Extraordinary loss from early extinguishment
  of debt (net of tax)                              (1,259)             (956)             (893)               --            (3,108)
                                                 ---------         ---------         ---------         ---------         ---------
        Net income                               $  (6,025)        $   2,046         $   8,587         $      --         $   4,608
                                                 =========         =========         =========         =========         =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

13.      GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flow
For the Nine Months Ended September 30, 2000

                                                                                            Non
                                                        Company         Guarantor        Guarantor
                                                        (Parent)       Subsidiaries     Subsidiaries  Eliminations    Consolidated
                                                        --------       ------------     ------------  ------------    ------------
Net cash provided by operating activities             $   (9,279)      $    7,808       $   18,441     $      --       $  16,970
                                                       ---------        ---------        ---------     ---------       ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                  (38)         (10,765)         (15,772)           --         (26,575)
  Proceeds from sale of properties                            --           13,727              147            --          13,874
  Acquisitions, net of cash acquired                          --         (149,969)              --            --        (149,969)
  Cash held in discontinued operations                        --               --               27            --              27
  Deferred acquisition costs and other                    (2,438)              29               --            --          (2,409)
                                                       ---------        ---------        ---------     ---------       ---------
          Net cash used in investing activities           (2,476)        (146,978)         (15,598)           --        (165,052)
                                                       ---------        ---------        ---------     ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   986          346,433            7,352            --         354,771
  Principal payments on long-term debt                   (11,725)        (173,132)          (2,053)           --        (186,910)
  Disbursements/receipts on intercompany debt             24,553          (19,798)          (4,755)           --              --
  Proceeds from exercise of stock options                    177               --               --            --             177
  Preferred stock dividends paid                            (288)              --               --            --            (288)
  Purchase of treasury stock                              (1,992)              --               --            --          (1,992)
  Deferred financing costs paid                              (48)         (18,052)          (1,508)           --         (19,608)
                                                       ---------        ---------        ---------     ---------       ---------
          Net cash provided by financing activities       11,633          135,451             (964)           --         146,150
                                                       ---------        ---------        ---------     ---------       ---------

Net (decrease) increase in cash                              (92)          (3,719)           1,879            --          (1,932)
Effect of exchange rates on cash                              --               --           (1,020)           --          (1,020)
Cash, beginning of period                                     92            3,770            7,736            --          11,598
                                                       ---------        ---------        ---------     ---------       ---------
Cash, end of period                                    $      --        $      51        $   8,595     $      --       $   8,646
                                                       =========        =========        =========     =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company" or "RailAmerica") is the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. RailAmerica owns, leases, operates or has equity interests in, a diversified portfolio of 47 railroads with approximately 12,000 miles of track located in the United States, Australia, Canada and Chile. Through its diversified portfolio of rail lines, the Company operates in numerous geographic regions with varying types of commodities hauled. The Company believes that individual economic and seasonal cycles in each region may partially offset each other. The Company recognizes railroad transportation revenue after services are provided.

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

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of its acquired railroads from the following dates:

Name of Railroad
----------------

RaiLink properties (5 railroads)                          August 1, 1999
Toledo, Peoria and Western Railroad ("TPW")               September 1, 1999
RailTex, Inc. (25 railroads)                              February 4, 2000

         The Company sold two Minnesota railroads in August 2000. The results of these railroads are included in operations through August 31, 2000.

         Accordingly, the results of operations for the three and nine months ended September 30, 2000 and 1999 are not comparable in various material respects, and may not be indicative of the results which would have occurred had all railroads been owned for all periods presented.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations (which consist of its U.S. and Canadian railroads) for the periods indicated.

                                                   For the Three Months           For the Nine Months
                                                    Ended September 30,           Ended September 30,
                                                 -----------------------        -----------------------
                                                    2000          1999            2000          1999
                                                 ---------     ---------        ---------     ---------
          Operating revenue:
            Transportation revenue               $  53,009     $  10,865        $ 150,694     $  21,570
            Other revenue                            6,756         1,503           21,538         3,933
                                                 ---------     ---------        ---------     ---------
              Total operating revenue               59,765        12,368          172,232        25,503
                                                 ---------     ---------        ---------     ---------
          Operating expenses:
            Maintenance of way                       6,586         1,689           18,461         3,394
            Maintenance of equipment                 2,235           628            9,472         1,093
            Transportation                          18,374         3,665           51,484         6,318
            Equipment rental                         4,057         1,139           11,588         3,093
            Gain on sale of assets                    (950)           --           (9,986)           --
            General and administrative              11,014         1,873           31,017         4,591
            Depreciation and amortization            5,426         1,076           15,423         2,096
                                                 ---------     ---------        ---------     ---------
              Total operating expenses              46,742        10,070          127,459        20,585
                                                 ---------     ---------        ---------     ---------
                Operating income                 $  13,023     $   2,298        $  44,773     $   4,918
                                                 =========     =========        =========     =========

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         OPERATING REVENUES. Transportation revenue increased by $42.1 million, or 388%, to $53.0 million for the three months ended September 30, 2000 from $10.9 million for the three months ended September 30, 1999. North American carloads totaled 217,617 for the three months ended September 30, 2000, an increase of 169,503 compared to 48,114 carloads in the prior year period. The increase was primarily due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $48.1 million in freight revenue and 209,622 carloads for the three months ended September 30, 2000 compared to $6.1 million in freight revenue and 33,863 carloads for the three months ended September 30, 1999. The North American transportation revenue per carload increased to $244 from $215 primarily because the RaiLink properties, which were acquired July 31, 1999, represented a significant portion of the 1999 period carloads. These properties haul traffic at a lower rate per car than the Company's other rail lines. The Company's "same railroad" operating revenue and car loadings decreased by 3% and 4%, respectively, from the three months ended September 30, 1999 compared to the three months ended September 30, 2000.

         Other revenues increased by approximately $5.3 million, or 350%, to $6.8 million for the three months ended September 30, 2000 from $1.5 million for the three months ended September 30, 1999. Other revenues for the three months ended September 30, 2000 and 1999 consist of car hire income, railroad lease and rental income and other miscellaneous income. The increase was due primarily to the acquisitions of RailTex, RaiLink and TPW which on a combined basis contributed $6.1 million in other revenue for the three months ended September 30, 2000 compared to $0.4 million for the three months ended September 30, 1999.

         OPERATING EXPENSES. Operating expenses increased by $36.6 million, or 364%, to $46.7 million for the three months ended September 30, 2000 from $10.1 million for the three months ended September 30, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which contributed $46.1 million in operating expenses for the three months ended September 30, 2000 compared to $5.0 million for the three months ended September 30, 1999 offset by a $0.9 million gain on the sale of two Minnesota railroads. In addition there was a slight decrease in operating expenses for the Company's "same railroad" properties. Operating expenses, as a percentage of operating revenue, were 78.2% and 81.4% for the three months ended September 30, 2000 and 1999, respectively.

         Due to the significant change in number of railroads operated from 1999 to 2000 it is difficult to access the dollar effect fuel prices have had on the operating expenses from period to period. The Company estimates that the rising fuel costs have increased the operating costs by approximately 2% for the 2000 periods.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

       OPERATING REVENUES. Transportation revenue increased by $129.1 million, or 599%, to $150.7 million for the nine months ended September 30, 2000 from $21.6 million for the nine months ended September 30, 1999. North American carloads totaled 670,643 for the nine months ended September 30, 2000, an increase of 592,620 compared to 78,023 carloads in the prior year period. These increases were primarily due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $136.2 million in freight revenue and 578,968 carloads for the nine months ended September 30, 2000 compared to $6.1 million in freight revenue and 33,863 carloads for the nine months ended September 30, 1999. The North American transportation revenue per carload decreased to $243 from $259 primarily because the acquired rail lines haul at a lower rate per car than the Company's other rail lines. The Company's "same railroad" operating revenue and car loadings both increased by 3% from the first nine months of 1999 compared to the first nine months of 2000.

        Other revenues increased by approximately $17.6 million, or 448%, to $21.5 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. Other revenues for the nine months ended September 30, 2000 and 1999 consist of car hire income, railroad lease and rental income and other miscellaneous income. The increase was due primarily to the acquisitions of RailTex, RaiLink and TPW which on a combined basis contributed $17.1 million in other revenue for the nine months ended September 30, 2000 compared to $0.4 million for the nine months ended September 30, 1999.

       OPERATING EXPENSES. Operating expenses increased by $106.9 million, or 519%, to $127.5 million for the nine months ended September 30, 2000 from $20.6 million for the nine months ended September 30, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $126.1 million in operating expenses for the nine months ended September 30, 2000 compared to $5.0 million for the nine months ended September 30, 1999 offset by a $9.0 million gain on sale of land on a Texas railroad and a $0.9 million gain on the sale of two Minnesota railroads with a slight decrease in operating expenses for the Company's "same railroad" properties. Operating expenses, as a percentage of operating revenue, exclusive of the gain on sale of assets, were 79.8% and 80.7% for the nine months ended September 30, 2000 and 1999, respectively.

INTERNATIONAL RAILROAD OPERATIONS

         All results of operations discussed in this section are for the Company's international railroads, consisting of Ferronor for all periods indicated and Freight Australia since May 1, 1999.

         In Australia, the Company owns Freight Australia, a regional freight railroad operating in the State of Victoria. Freight Australia is the Company's wholly-owned Australian subsidiary that purchased the assets and business of V/Line Freight Corporation from the Government of the State of Victoria, Australia on April 30, 1999. Accordingly, the results of operations for the nine months ended September 30, 2000 and 1999 are not comparable in certain material respects and may not be indicative of the results which would have occurred had the acquisition been consummated at the beginning of the respective periods.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                 For the Three Months          For the Nine Months
                                                 Ended September 30,           Ended September 30,
                                                 --------------------          -------------------
                                                  2000         1999             2000         1999
                                                 -------      -------          -------      -------
          Operating revenue:
            Transportation revenue               $30,208      $26,794          $92,306      $50,934
            Other revenue                            722          137            2,224        1,757
                                                 -------      -------          -------      -------
              Total revenue                       30,930       26,931           94,530       52,691
                                                 -------      -------          -------      -------
          Operating expenses:
            Transportation                        19,610       18,385           62,414       35,037
            General and administrative             2,579        1,450            7,641        4,171
            Depreciation and amortization          1,739        1,751            5,200        3,008
                                                 -------      -------          -------      -------
              Total operating expenses            23,928       21,586           75,255       42,216
                                                 -------      -------          -------      -------
                Operating income                 $ 7,002      $ 5,345          $19,275      $10,475
                                                 =======      =======          =======      =======

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

FERRONOR.

         OPERATING REVENUES. Transportation revenue increased $0.8 million, or 14.2%, to $6.4 million for the three months ended September 30, 2000 from $5.6 million for the three months ended September 30, 1999. Ferronor's carloads totaled 45,809 for the three months ended September 30, 2000, an increase of 20,432, or 44.6%, compared to 25,377 for the three months ended September 30, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

         OPERATING EXPENSES. Operating expenses increased $0.8 million, or 17.8%, to $5.3 million for the three months ended September 30, 2000 from $4.5 million for the three months ended September 30, 1999. The increase was due to certain start up costs related to a new long-term contract which commenced in late 1999. Operating expenses, as a percentage of transportation revenue, were 84.1% and 81.3% for the three months ended September 30, 2000 and 1999, respectively.

FREIGHT AUSTRALIA.

         OPERATING REVENUES. Operating revenue increased $3.3 million, or 15%, to $24.6 million for the three months ended September 30, 2000 from $21.3 million for the three months ended September 30, 1999. Operating revenue consisted of $20.1 million in freight revenue, $3.8 million in track access fees and $0.7 million in other revenue for the three months ended September 30, 2000. Operating revenue consisted of $16.4 million in freight revenue, $4.8 million in track access fees and $0.1 million in other revenue for the three months ended September 30, 1999. The increase in the transportation revenue was due primarily to the impact of certain new grain and bulk commodity contracts obtained in late 1999 and early 2000 partially offset by a decrease in the Australian dollar exchange rate. The decrease in the track access fees was primarily due to the decrease in the Australian dollar exchange rate.

         OPERATING EXPENSES. Operating expenses increased $1.7 million, or 9.7%, to $18.6 million for the three months ended September 30, 2000 from $16.9 million for the three months ended September 30, 1999. The increase in operating expenses was primarily due to increase in traffic volume and the increase in fuel prices. Operating expenses, as a percentage of operating revenue, were 73.8% and 79.3% for the three months ended September 30, 2000 and 1999, respectively.

         The Australian dollar has declined in value approximately 20% since the acquisition of Freight Australia. This decline had the impact of reducing operating revenue for the quarter by $2.3 million, operating expenses by $1.7 million and the operating income by $0.6 million.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

FERRONOR.

         OPERATING REVENUES. Transportation revenue increased $2.9 million, or 21.0%, to $16.7 million for the nine months ended September 30, 2000 from $13.8 million for the nine months ended September 30, 1999. Ferronor's carloads totaled 80,307 for the nine months ended September 30, 2000, an increase of 11,519, or 16.7%, compared to 68,788 for the nine months ended September 30, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

         OPERATING EXPENSES. Operating expenses increased $3.1 million, or 27.7%, to $14.3 million for the nine months ended September 30, 2000 from $11.2 million for the nine months ended September 30, 1999. The increase was due to certain start up costs related to a new long-term contract which commenced in late 1999. Operating expenses, as a percentage of transportation revenue, were 85.8% and 81.0% for the nine months ended September 30, 2000 and 1999, respectively.

FREIGHT AUSTRALIA.

         OPERATING REVENUES. Operating revenue increased $39.0 million, or 100.5%, to $77.8 million for the nine months ended September 30, 2000 from $38.8 million for the nine months ended September 30, 1999. Operating revenue consisted of $63.0 million in freight revenue, $12.6 million in track access fees and $2.2 million in other revenue for the nine months ended September 30, 2000. Operating revenue consisted of $29.3 million in freight revenue, $7.9 million in track access fees and $1.6 million for the period May 1, 1999 to September 30, 1999. The increase in operating revenue was primarily due to the 1999 period including only five months of operations.

         OPERATING EXPENSES. Operating expenses increased $30.2 million, or 98.3%, to $60.9 million for the nine months ended September 30, 2000 from $30.7 million for the nine months ended September 30, 1999. The increase in operating expenses were primarily due to the 1999 period including only five months of operations. Operating expenses, as a percentage of operating revenue, were 77.7% and 79.4% for the nine months ended September 30, 2000 and 1999, respectively.

         The Australian dollar has declined in value approximately 20% since the acquisition of Freight Australia. This decline had the impact of reducing operating revenue for the nine month period by $7.7 million, operating expenses by $5.6 million and the operating income by $1.9 million.

TRAILER MANUFACTURING OPERATIONS

         The discussion of results of operations that follows reflects the results of Kalyn/Siebert L.P. ("KSI") and Kalyn/Siebert Canada ("KSC") for the periods indicated.

         In November 1999, the Company adopted a plan to sell its trailer manufacturing operations. This business has been classified as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of income for all periods presented. On November 10, 2000 the Company executed a definitive agreement to sell KSI for $32.5 million. The transaction, which is expected to close within 30 days, is subject to regulatory approval and other customary closing conditions. On November 14, 2000, the Company announced it had entered into a letter of intent to sell KSC.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the three months ended September 30, 2000 and 1999 and the percentage relationship of income and expense items to net sales:

                                                            For the Three Months Ended
                                                    ------------------------------------------
                                                    September 30, 2000      September 30, 1999
                                                    ------------------      ------------------
          Net sales                                 $ 7,720    100.0%       $10,902    100.0%
          Cost of goods sold                          5,550     71.9%         8,105     74.3%
                                                    -------    -----        -------    -----
            Gross profit                              2,170     28.1%         2,797     25.7%

          Selling, general and administrative
              expenses                                  925     12.0%           972      8.9%
          Depreciation and amortization                 264      3.4%           261      2.4%
                                                    -------    -----        -------    -----
            Income from operations                  $   981     12.7%       $ 1,564     14.4%
                                                    =======    =====        =======    =====

         NET SALES. Net sales decreased by $3.2 million, or 29.2%, to $7.7 million for the three months ended September 30, 2000 from $10.9 million for the three months ended September 30, 1999. The net sales decrease resulted from a decrease of $2.1 million in KSC's sales and a decrease of $1.1 million in KSI's sales. The decrease in KSC's sales was due to a slow down in the eastern Canadian trucking industry, resulting in a reduction in orders received over late 1999 and early 2000. Sales to governmental agencies represented 38.4% and 40.0% of KSI's net sales for the three months ended September 30, 2000 and 1999, respectively.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $2.5 million, or 46.0% to $5.6 million for the three months ended September 30, 2000 from $8.1 million for the three months ended September 30, 1999. Cost of goods sold was 71.9% of net sales for the three months ended September 30, 2000 compared to 74.3% for the three months ended September 30, 1999. The improvement in gross margin was due to the mix of sales between KSI and KSC.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses of $0.9 million for the three months ended September 30, 2000 was comparable to $1.0 million for the three months ended September 30, 1999.

COMPARISON OF OPERATING RESULTS OF TRAILER MANUFACTURING FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The following table sets forth the income and expense items (in thousands) of the Company's trailer manufacturing operations for the nine months ended September 30, 2000 and 1999 and the percentage relationship of income and expense items to net sales:

                                                               For the Nine Months Ended
                                                    -----------------------------------------------
                                                     September 30, 2000         September 30, 1999
                                                    --------------------       --------------------
          Net sales                                 $29,173       100.0%       $33,859       100.0%
          Cost of goods sold                         21,098        72.3%        25,098        74.1%
                                                    -------       -----        -------       -----
            Gross profit                              8,075        27.7%         8,761        25.9%

          Selling, general and administrative
              expenses                                3,150        10.8%         2,772         8.2%
          Depreciation and amortization                 783         2.7%           778         2.3%
                                                    -------       -----        -------       -----
            Income from operations                  $ 4,142        14.2%       $ 5,211        15.4%
                                                    =======                    =======

         NET SALES. Net sales decreased by $4.7 million, or 13.8%, to $29.2 million for the nine months ended September 30, 2000 from $33.9 million for the nine months ended September 30, 1999. The net sales decrease resulted from a decrease of $4.3 million in KSC's sales and $0.4 million in KSI's sales. The decrease in KSC's sales was due to a slow down in the eastern Canadian trucking industry, resulting in a reduction in orders received over late 1999 and early 2000. Sales to governmental agencies represented 31.8% and 40.0% of KSI's net sales for the nine months ended September 30, 2000 and 1999, respectively. The trailer manufacturing division had a backlog of orders of $12.9 million at September 30, 2000.

         COST OF GOODS SOLD. Cost of goods sold decreased by approximately $4.0 million, or 15.9%, to $21.1 million for the nine months ended September 30, 2000 from $25.1 million for the nine months ended September 30, 1999. Cost of goods sold was 72.3% of net sales for the nine months ended September 30, 2000 compared to 74.1% for the nine months ended September 30, 1999. The improvement in gross margin was due to the mix of sales between KSI and KSC.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $0.4 million, or 13.6%, to $3.2 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. Selling, general and administrative expenses increased primarily due to increased sales efforts, foreign exchange rate fluctuations and installation of certain computer systems.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation facilitates a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $4.6 million, or 120%, to $8.4 million for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999. The increase was primarily due to the addition of employees and facility costs to manage the acquisitions of TPW, RaiLink, Freight Australia and RailTex. Corporate overhead decreased from 5% of operating revenue for the nine months ended September 30, 1999 to 3% for the nine months ended September 30, 2000.

         OTHER. Pursuant to the refinancing of RailAmerica's and RailTex's debt in February 2000, the Company recorded an extraordinary charge for the nine months ended September 30, 2000 for the loss on early extinguishment of debt of $2.2 million, after-tax. The Company also recognized a $3.4 million, after-tax, foreign exchange loss related to the refinancing of debt associated with the acquisition of Freight Australia. In connection with the issuance of subordinated debt in August 2000 the Company recorded an extraordinary charge of $0.9 million for early extinguishment of debt, net of income taxes.

         The Company's interest expense increased by $27.5 million, or 301%, to $36.7 million for the nine months ended September 30, 2000 from $9.2 million for the nine months ended September 30, 1999. The increase was due to the debt incurred on the company's acquisitions of Freight Australia, RaiLink, TPW and RailTex.

         The Company recognized a $0.5 million loss on sale and an asset impairment charge of $0.8 million in the second quarter of 2000 related to its tractor and trailer fleet.

         In the third quarter of 2000, the Company wrote off $1.5 million of costs related to its bid for Westrail, an Australian railroad, and its February 2000 acquisition of RailTex. The costs are included in the acquisition related costs line in the consolidated statement of income.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $16.4 million for the nine months ended September 30, 2000. This amount includes $4.2 million in net income and $20.6 million in depreciation and amortization.

         Cash used in investing activities was $165.1 million for the nine months ended September 30, 2000. The primary uses of cash during the nine-month period were for the acquisition of RailTex, including costs, for $150.0 million, and the purchase of property, plant and equipment with an aggregate cost of $26.6 million.

         Cash provided by financing activities was $146.2 million for the nine months ended September 30, 2000. This consisted primarily of net borrowings under the Company's credit facilities of $167.9 million used to fund the RailTex acquisition partially offset by cash used for deferred loan costs of $19.6 million.

         In August 2000, RailAmerica Transportation Corp., the Company's wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company's common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. The net proceeds received from the issuance of the units were used to repay all $95.0 million of subordinated bridge notes issued by RailAmerica Transportation, $20.0 million of the asset sale bridge notes issued by Palm Beach Rail Holding, Inc., the Company's wholly-owned subsidiary, and approximately $1.8 million of term loans under the Company's senior credit facilities. All of the Company's U.S. subsidiaries excluding Kalyn/Siebert I, Inc. are guarantors of the senior subordinated debt.

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

         The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005, and the outstanding balance at September 30, 2000 was $19.4 million.

         The Company's borrowings include covenants which impose financial and operating restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its common stock or make other distributions; make acquisitions or investments; use assets as collateral in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit.

         The credit facilities also contain financial covenants that will require the Company to meet a number of financial ratios and tests. The Company's ability to meet these ratios and tests and to comply with other provisions of the credit facilities can be affected by events beyond its control. The Company's failure to comply with the obligations in the new credit facilities could result in an event of default under the new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which would have a material adverse effect on the Company.

         Interest on the Company's credit facility is payable at variable rates. To partially mitigate the interest rate risk on the credit facilities the Company entered into interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for a three-year period. Fluctuations in the market interest rate will affect the cost of the Company's remaining borrowings. Assuming current debt levels the effect of a 1% increase in interest rates on this remaining debt would result in an increase debt in interest expense of $1.3 million for the twelve months ended September 30, 2001.

         At the time of its purchase of RailTex, the Company, through its wholly-owned subsidiary RailAmerica Transportation Corp., issued $95 million of subordinated bridge notes bearing interest at an initial rate of 13% per annum, and increasing every three months based on the highest specified rates. The subordinated bridge note was fully paid off in August 2000. In addition, the Company, through its wholly-owned subsidiary Palm Beach Rail Holding, Inc. issued $55 million of asset sale bridge notes. These notes mature on February 4, 2001 and have an initial interest rate of 15% per annum, which rate increased on August 4, 2000 and November 4, 2000 based on the highest of specified rates (15.75% at November 4, 2000). The asset sale bridge notes are collateralized by the assets of Kayln/Siebert. The asset sale bridge notes are included in current liabilities and the related interest expense is included in discontinued operations as the proceeds from the sale of Kayln/Siebert are required to be used to pay down the asset sale bridge notes. $20 million of these notes were repaid in August 2000. On November 10, 2000, the Company executed a definitive agreement to sell KSI for $32.5 million. The transaction, which is expected to close within 30 days, is subject to regulatory approval and other customary closing conditions. On November 14, 2000, the Company announced it had entered into a letter of intent to sell KSC.

         In connection with the issuance of the asset sale bridge notes, the purchasers of such notes are entitled to receive warrants to purchase common stock at an exercise price of $7.75 per share commencing in August 2000 to the extent the asset sale bridge notes are then outstanding. The maximum number of shares issuable upon exercise of these warrants is 0.6 million, subject to specified anti-dilution adjustments. In August 2000, 0.3 million of the warrants were issued and in November 2000, 0.15 million warrants were issued.

         As of September 30, 2000, the Company had a working capital deficit of $34.6 million compared to working capital of $24.0 million as of December 31, 1999. The decrease in working capital was primarily related to the classification of the asset sale bridge note as current due to the expected sale of the trailer manufacturing division. Cash on hand was $8.6 million as of September 30, 2000 compared to $11.6 million as of December 31, 1999. The Company's cash flows from operations and borrowings under its revolver historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

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

         The Company anticipates debt service for the next twelve months, exclusive of the asset sale bridge notes, to be approximately $75 million, including principal and interest; of the amount $34 million is due before March 30, 2001. It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and Australian dollar could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of November 11, 2000, the Company had $25.4 million of availability under the revolving line of credit facility. In addition, the Company has approximately $12 million in cash on hand at November 11, 2000.

         The Company has announced an asset rationalization plan to sell certain non-strategic assets. The plan, which includes the sale of some of the Company's smaller railroads and specialty truck trailer business, is geared toward paying down the debt from the new credit facilities, including the revolver. The Company has received proceeds of approximately $19 million through September 30, 2000 as part of this asset rationalization plan. It has executed definitive agreements and letters of intent to sell $67.5 million of additional non-core assets.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon certain commodities, including the agricultural, mining, and forest industries as significant users of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; the Company's failure to achieve expected synergies; failure to service debt; the Company's failure to successfully market and sell non-core properties and assets; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3.  MARKET RISK

         FOREIGN CURRENCY. The Company's foreign currency risk arises from owning and operating railroads in Canada and Australia. At September 30, 2000, the Company had not entered into any transactions to manage this risk. A decrease in either of these foreign currencies would negatively impact the Company's earnings for the affected period. A majority of the Company's revenue and debt in Chile is U.S. dollar indexed. Therefore, the Company is not negatively impacted by a decline in the value of the Chilean Peso.

         The financial position and results of operations of the Company's Canadian and Australian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at period-end, while revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At September 30, 2000, the accumulated other comprehensive losses totaled ($23.6 million), or 21% of total stockholders' equity. The losses result primarily from a decline of approximately 20% in the value of the Australian dollar since the Company's acquisition of Freight Australia in April 1999.

         It is anticipated that a portion of the Company's debt service will be paid from the operating cash flow of Freight Australia. If the value of the Australian dollar does not improve, the Company's ability to service its debt will be adversely affected.

         INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates results in lower earnings and increased cash outflows.

         The interest rate on the Company's credit facility is payable at variable rates. To partially mitigate the interest rate risk on the new credit facilities the Company entered into interest rate swaps in May 2000. The interest rate swaps lock in a blended rate of 10.35% on $212.5 million of debt for a three-year period. Fluctuations in the market interest rate will affect the cost of the Company's remaining borrowings. The effect of a 1% increase in interest on the remaining borrowings would result in an increase in interest expense of $1.3 million for the twelve months ended September 30, 2001.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately CDN$50 million against the Mackenzie Northern Railway and others, in connection with fires that allegedly occurred in 1998. We intend to vigorously defend these claims, and have insurance coverage to approximately CDN$20 million to cover these claims. Because the actions are in their early stages and the claimants have not yet asserted the legal basis for their claims, the Company is unable to assess the merits of the claims; however, our insurer has reserved CDN$15 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  27  Financial Data Schedule

              (b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000:

         1. Current report on Form 8-K, dated August 1, 2000, was filed with the Securities and Exchange Commission on August 1, 2000 in connection with the issuance of subordinated debt by the Company's wholly-owned subsidiary RailAmerica Transportation Corporation.

         2. Current report on Form 8-K, dated August 31, 2000, was filed with the Securities and Exchange Commission on September 1, 2000 in connection with the Company's acquisition of the common stock of RailTex, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAILAMERICA, INC.

Date: November 14, 2000
                                                 By: /s/ Gary O. Marino
                                                    ----------------------------
                                                    Gary O. Marino, Chairman
                                                    and Chief Executive Officer

                                                 By: /s/ Bennett Marks
                                                    ----------------------------
                                                    Bennett Marks, Chief
                                                    Financial Officer, Sr. Vice
                                                    President and Principal
                                                    Accounting Officer