Form 10-K405
period 2000-12-31
RAILAMERICA INC /DE
filed 2001-04-02
CIK 887637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                            Commission File Number
      December 31, 2000                                        0-20618

                                   ----------

                                RAILAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          65-0328006
 ---------------------------                          -----------------------
(State or Other Jurisdiction                               (IRS Employer
      of Incorporation)                               Identification Number)

      5300 Broken Sound Blvd, N.W.
           BOCA RATON, FLORIDA                                   33487
   -----------------------------------                       -------------
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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 computed by reference to the average bid and asked prices of registrant's common stock reported on NASDAQ on such date was $149.4 million.

         The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 23, 2001 was 18,668,002.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's proxy statement for the 2001 Annual Meeting of Stockholders (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I

Item 1.    Business                                                                                  3
Item 2.    Properties                                                                               17
Item 3.    Legal Proceedings                                                                        22
Item 4.    Submission of Matters to a Vote of Security Holders                                      22

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                                 23
Item 6.    Selected Financial Data                                                                  24
Item 7.    Management's Discussion and Analysis                                                     25
Item 7a.   Market Risk                                                                              34
Item 8.    Financial Statements                                                                     35
Item 9.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                               35

PART III

Item 10.   Directors and Executive Officers of the Registrant                                       35
Item 11.   Executive Compensation                                                                   35
Item 12.   Security Ownership of Certain Beneficial Owners and Management                           35
Item 13.   Certain Relationships and Related Transactions                                           35


PART IV

Item 14.   Exhibits and Reports on Form 8-K                                                         36

Signatures


This Form 10-K contains certain "forward-looking" statements within the meaning of The Private Securities Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, relationships with vendors, fuel costs, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, the inability to successfully integrate acquired operations, the ability to successfully market and sell non-core properties and assets, the liability to consummate sale/leaseback transactions, the ability to service debt, one-time events and other factors described in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

GENERAL

         We are the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. We own, operate or have an equity interest in, a diversified portfolio of 39 railroads with approximately 11,000 miles of track located in the United States, Australia, Canada, Chile and Argentina. Through our diversified portfolio of rail lines, we operate in numerous geographic regions with varying concentrations of commodities hauled. We believe that individual economic and seasonal cycles in each region may partially offset each other. All dollar amounts in this report are in U.S. dollars unless otherwise indicated.

         We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. Our principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and our telephone number at that location is (561) 994-6015.

RECENT DEVELOPMENTS

Since January 1, 2000, we have completed the following significant transactions:

         o In February 2000, we acquired RailTex, Inc., a leading owner and operator of short line freight railroads concentrated in the Southeastern, Midwestern, Great Lakes and New England regions of the United States and in eastern Canada, with approximately 4,100 miles of rail lines in North America. The total consideration was approximately $128 million in cash, approximately 6.6 million shares of our common stock, valued at $60.8 million, and assumption of approximately $111 million in debt.

         o In August 2000, we sold 130,000 units, each consisting of $1,000 of 12.875% senior subordinated notes due 2010 of our wholly owned subsidiary, RailAmerica Transportation Corp. ("RTC"), and warrants to purchase 10.873 shares of our common stock. Each unit was priced at $940.38.

         o During 2000, we sold several non-core railroads and various other non-core assets for total proceeds of approximately $44.0 million. In addition, we will receive a newly built 13.5 mile rail line in Texas pursuant to an agreement with the State and Local Governments. The cost of that rail line to the Government is expected to be approximately $24 million.

         o In December 2000, we sold the U.S.-based subsidiary of our specialty truck trailer manufacturing operations, for $32.5 million, subject to adjustments, to the Heil Company of Chattanooga, Tennessee. We also sold substantially all of the assets of the Canadian based subsidiary of our specialty truck trailer manufacturing operations, to the Canam Manac Group in Saint-Georges, Quebec for approximately $6.0 million.

         o In December 2000, we completed the first phase of our sale/leaseback program realizing $22.2 in proceeds on the sale of certain locomotives.

NORTH AMERICAN RAILROAD OPERATIONS

         We currently own, lease and/or operate 37 rail properties in North America. All of our North American rail properties are short line railroads that provide transportation services for both on-line customers and Class I railroads, which interchange with our rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from the Class I interchanges. Each of our North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul makes our rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers.

         UNITED STATES. We own, lease and/or operate 29 short line rail properties in the United States with approximately 4,400 miles of track. Our properties are geographically diversified and operate in 22 states. We have clusters of rail properties in the southeastern, Midwestern, Great Lakes and New England regions of the United States. We believe that this cluster strategy provides economies of scale and helps achieve operational synergies.

         CANADA. We own, lease and/or operate 8 short line rail properties in Canada with approximately 1,800 miles of track. Our Canadian properties are geographically diversified and operate in six provinces and/or territories. We have clusters of rail properties in Alberta and southern Ontario/Quebec.

         SALES AND MARKETING. We focus on providing rail service to our customers that is easily accessible, reliable and cost-effective. Following commencement of operations, our railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. We believe our ability to generate additional traffic is enhanced by our marketing efforts which are aimed at identifying and responding quickly to the individual business needs of customers along our rail lines. As part of our marketing efforts, we often schedule more frequent rail service, help customers negotiate price and service levels with interchange partners and assist customers in obtaining the quantity and type of rail equipment required for their operations. We also provide non-scheduled train service on short notice to accommodate customers' special or emergency needs.

          Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our North American regional marketing managers and international marketing managers. Each regional marketing manager works closely with personnel of our railroads and with other members of senior management to develop marketing plans to increase shipments from existing customers and to develop business from new customers. We also work with the marketing staffs of the connecting Class I carriers to develop an appropriate array of rail-oriented proposals to meet customers' needs and with industrial development organizations to locate new rail users. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.

         TRAFFIC. Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Bridge traffic passes over the line from one connecting rail carrier to another.

         Traffic which originated or terminated on our lines generated 89% of our total freight revenue in both 2000 and 1999. We believe that higher levels of interline and local traffic provide us with greater stability of revenues because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.

         The following table summarizes freight revenue by type of traffic carried by our railroads in 2000 and 1999, in dollars and as a percent of total freight revenue.

                                  NORTH AMERICA
                                 FREIGHT REVENUE
                             (DOLLARS IN THOUSANDS)

                                                         2000                         1999
                                               -----------------------       -----------------------

         Interline .......................     $146,184           72.0%      $ 31,905           86.5%

         Local ...........................       27,404           13.5%           945            2.6%

         Bridge ..........................       29,396           14.5%         4,019           10.9%
                                               --------       --------       --------       --------
                                               $202,984          100.0%      $ 36,869          100.0%
                                               ========       ========       ========       ========


         CONNECTING CARRIERS. All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2000 and 1999 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                                  NORTH AMERICA
                              INTERCHANGED TRAFFIC

                                                                    2000                         1999
                                                           -----------------------      ----------------------
                                                                  FREIGHT                      FREIGHT
                                                           -----------------------      ----------------------
                                                           REVENUES       CARLOADS      REVENUES      CARLOADS
                                                           --------       --------      --------      --------

     Canadian National Railway                                   24.7%         24.7%         20.4%         21.6%
     Union Pacific Railroad                                      24.0%         21.8%          3.5%          3.3%
     CSXT Transportation                                         18.9%         15.0%         14.6%         10.0%
     Canadian Pacific Railway                                    10.3%         16.6%         28.5%         24.4%
     Burlington Northern Sante Fe Railway                         8.5%          7.3%         26.6%         34.2%
     Norfolk Southern                                             7.2%          7.3%            --            --
     All other railroads                                          6.4%          7.3%          6.4%          6.5%
                                                        --------------- ------------- ------------- -------------
         Total interchanged traffic                             100.0%        100.0%        100.0%        100.0%
                                                        =============== ============= ============= =============

         Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation of a shipment from origin to destination, including the portion that travels over our lines. Our revenues from this traffic are generally collected through fees paid directly to us by the connecting carriers rather than by customers on our lines and are payable regardless of whether the connecting carriers are able to collect from the customers. The fees payable by connecting carriers are set forth in contracts entered into by each of our railroads with their respective connecting carriers and are subject to periodic adjustments.

         CUSTOMERS. In 2000, we served approximately 1,500 customers in North America who shipped and/or received a wide variety of products. Our railroads are typically the only rail carriers directly serving our customers.

         Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 2000, our 10 largest North American customers accounted for approximately 28% of North American transportation revenue. Three of these customers accounted for approximately 15% of our North American transportation revenue.

         COMMODITIES. The following table sets forth by number and percentage the carloads hauled by our North American railroads during the years ended December 31, 2000 and 1999.

                       CARLOADS CARRIED BY COMMODITY GROUP

                                             YEAR ENDED                 YEAR ENDED
                                         DECEMBER 31, 2000            DECEMBER 31, 1999
                                        ----------------------      -----------------------
           COMMODITY                    CARLOADS    % OF TOTAL      CARLOADS     % OF TOTAL
           ---------                    --------    ----------      --------     ----------

           Railroad equipment/
           Intermodal .............      192,323           23%       37,023           24%

           Lumber, paper and forest
           products ...............      149,226           18%       29,991           19%

           Agriculture ............       76,593            9%       28,140           18%

           Metals .................       61,049            7%       10,956            7%

           Food products ..........       39,313            5%        9,736            6%

           Chemicals/fertilizer ...       66,827            8%        8,522            6%

           Petroleum products .....       26,840            3%        5,678            4%

           Coal ...................       71,945            9%        5,504            4%

           Containers .............       30,134            3%        5,033            3%

           Minerals, ores & stones        53,173            6%        4,066            3%

           Auto parts .............       47,900            6%        3,415            2%

           Other ..................       24,128            3%        6,927            4%
                                         -------          ---       -------      -------
                   Total ..........      839,451          100%      154,991          100%
                                         =======          ===       =======      =======

         EMPLOYEES. Currently, we have approximately 1,320 full-time railroad employees in North America. Approximately 260 of the 400 Canadian employees are subject to collective bargaining agreements as well as approximately 260 of the 920 United States employees.

         SAFETY. We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by the Vice President of Safety and Operating Practices, involves all of our employees and is administered on a daily basis by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line and Regional Railroad Association Safety Committee.

         COMPETITION. In acquiring rail properties, we compete with other short line and regional railroad operators, some of which have greater financial resources than us. Competition for rail properties is based primarily upon price, operating history and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial resources, effectively positions us to take advantage of future acquisition opportunities.

         Our railroads are typically the only rail carriers directly serving their customers; however, our railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination package. To the extent other carriers are involved in transporting a shipment, we cannot control the cost and quality of service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

INTERNATIONAL RAILROAD OPERATIONS

         AUSTRALIAN RAILROAD OPERATIONS




         We own Freight Australia, a regional freight railroad operating in and around the State of Victoria, Australia. Formerly known as Freight Victoria, Freight Australia is our wholly owned Australian subsidiary that purchased the assets and business of V/Line Freight Corporation from the Government of the State of Victoria, Australia on April 30, 1999 for total consideration of approximately $103 million. The assets purchased from V/Line Freight Corporation included 106 locomotives and over 2,600 rail cars. As part of the transaction, Freight Australia prepaid to the State of Victoria the rental payments of a 45-year lease to operate 3,150 miles of track. The present value of the lease payments totaling approximately $49 million is included in the $103 million purchase price.

         CUSTOMERS. Freight Australia's customers span a variety of industries, with particular emphasis on companies in the Australian agricultural industry for whom we carry bulk grain and other agricultural products. One customer represented 19% of Freight Australia's transportation revenue in 2000. Additionally, track access fees from V/Line Passenger represented 17% of Freight Australia's transportation revenue in 2000.

         COMMODITIES/SERVICES. The following table sets forth by dollar amount (in thousands) and percentage Freight Australia's transportation revenue for the year ended December 31, 2000 and the period from May 1, 1999 to December 31, 1999.


                                                     2000              2000             1999               1999
      COMMODITY/SERVICE                           US$ AMOUNT        % OF TOTAL        US$ AMOUNT        % OF TOTAL
      -----------------                           ----------        ----------        ----------        ----------


Agricultural products                               $ 45,440            46%            $  24,613           40%

Track access fees                                     16,309            16%               12,430           21%

Intermodal containers                                 13,540            14%                7,470           12%

Fast Track*                                            8,210             8%                6,744            11%

Bulk (i.e. cement, gypsum, stone, logs)                9,540            10%                6,213            10%

Interstate                                             5,954             6%                3,484             6%
                                                       -----           ----           ----------           ----

        Total transportation revenue                $ 98,993           100%            $  60,954           100%
                                                    ========           ====            =========           ====

 * Fast Track - Freight Australia's Fast Track business transports products which typically are less than a container load of freight. The majority of traffic is either parcels or pallets. Services offered to customers include depot-to-depot, depot-to-door, and door-to-door. The Fast Track business has six metropolitan sites and services 24 regional freight centers. Road contractors perform local pick-up and delivery to and from the freight centers.

         EMPLOYEES. Freight Australia currently has approximately 650 employees. A majority of these employees are subject to collective bargaining agreements.

CHILEAN RAILROAD OPERATIONS

         In February 1997, we acquired 55% of the outstanding voting stock of Ferronor for approximately $7.2 million. Ferronor owns and operates approximately 1,400 miles of rail line serving northern Chile. The remaining 45% of Ferronor was purchased by Andres Pirazzoli y Cia, Ltda., a Chilean contractor providing equipment and mechanized services to the forest industry.

         Ferronor owns and operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway.

         During the fourth quarter of 2000, Ferronor entered into an agreement with Belgrano Cargas, S.A., the operator of the General Belgrano railroad in Argentina. Under the new agreement, Ferronor will operate freight trains from Chile's border city of Socompa to Guemes, Argentina. Ferronor will, for the first time, be permitted to negotiate and sign transportation contracts with customers on this portion of track and develop the Chilean export market into Argentina and Bolivia. The agreement has an initial term of one year and automatically renews for successive one-year terms unless either party gives notice of termination.

         CUSTOMERS. Ferronor's customers are principally in the mining industry. Ferronor had two customers who each represented more than 10% of the transportation revenue in Chile. The customers represented 44% and 38% of the Chilean transportation revenue for 2000.

         EMPLOYEES. Ferronor currently has approximately 260 full-time employees. A majority of Ferronor's employees are subject to collective bargaining agreements.

BUSINESS STRATEGY

         Our strategy is to expand our position as a leading owner and operator of short line and regional railroads in selected markets worldwide. Key elements of this strategy include:

         GROW INTERNALLY THROUGH FOCUSED SALES, MARKETING EFFORTS AND CUSTOMER SERVICE. We continue to focus on increasing traffic in each of our markets by aggressively marketing our customer service to our customers and bolstering sales efforts. In many cases, customer service and sales and marketing at railroads that we acquire have been neglected by the previous owners. The Company has purchased a number of rail lines from Class I railroads. Due to the size of the Class I railroads and their concentration on long-haul traffic, the Class I operators typically have not effectively marketed to customers on these branch line operations.

         Once we acquire a rail property, we undertake steps to improve the local sales and marketing efforts and to increase the railroad's focus on customer service. Due to our decentralized management structure and a flexible, cross-trained employee base, we are able to provide flexible and customized solutions that were not previously available to the customers under the ownership of a Class I operator. This increased focus on service enables us to reestablish relationships with customers who had previously cancelled service.

         In addition, we have been successful at increasing shipments from the acquired railroad's existing customer base. As a result, typically, revenues increase and profitability improves once we acquire and integrate a railroad. Our management intends to continue this strategy by deepening our relationships with customers and further improving upon our local sales and marketing efforts.

         MAINTAIN CLOSE RELATIONSHIPS WITH CLASS I RAILROADS. Since all of our North American short line properties interchange with at least one Class I railroad, we maintain close relationships with all of the North American Class I railroads. We believe that these relationships will enable us to pursue new business opportunities on existing rail properties and potentially acquire additional short line freight lines from the Class I railroads.

         CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. We believe that the market for domestic short line rail acquisitions is starting to expand as mergers between Class I's and consolidations among short line and regional railroads have opened up several thousand miles of rail lines for sale. Opportunities also exist in international markets as certain government-owned railway systems are being privatized. We intend to pursue those acquisitions that meet our stringent criteria, particularly in regions where we currently operate and can achieve cost savings and synergies. Any rail acquisitions that we pursue must be accretive to earnings and not result in increasing our debt leverage and coverage ratios.

         DIVERSIFICATION. We believe that our revenue diversification limits our exposure to geographic, economic and customer related risks, while positioning us to take advantage of a broad range of business opportunities. This diversification, and the stability it provides to our operations, differentiates us from other regional and short line carriers. Diversification also enables us to develop and maintain close relationships with essentially all Class I's in North America.

         DIVESTITURES. In order to capitalize on opportunities more profitable to our overall portfolio, minimize the amount of management time and effort on the smaller properties in our portfolio and to reduce debt, we may from time to time divest certain of our non-core railroad properties. We believe there is a market for these divestitures among other smaller short line operating companies and selected strategic buyers.

REGULATION

         UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations by numerous government agencies, including (1) regulation by the Surface Transportation Board, or STB, and the Federal Railroad Administration, or FRA, (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (3) regulation by agencies in the states in which we do business. Additionally, we are subject to STB regulation in connection with our acquisition of new railroad properties. As a result of the enactment in 1980 of the Staggers Rail Act, which amended the Interstate Commerce Act, and the enactment of the ICC Termination Act of 1995, there has been a significant relaxation in regulation governing rail carriers, which management believes has greatly simplified the purchase and sale of short line railroad properties and expedited the closing of those transactions.

         The STB has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad's tracks through lease, joint use or trackage rights, the rates charged for their transportation services, and the service provided by rail carriers. The ICC Termination Act replaced the Interstate Commerce Commission, or ICC, with the STB. The ICC Termination Act also abolished labor protective conditions applicable to numerous types of rail transactions. Labor protective conditions cannot be imposed on the sale of a railroad line to a new carrier. In the sale of a railroad line to a regional railroad, which is a railroad with annual revenues between $20 million and $250 million, as adjusted by the railroad revenue deflator, labor protection consists of the payment of up to one year of severance pay for employees affected by the transaction. In some instances of the sale of a railroad line to a small railroad, which is a railroad with annual revenues that are less than $20 million, as adjusted by the railroad revenue deflator, labor protection also consists of the payment of up to one year of severance pay for employees affected by the transaction. While imposition of labor protective conditions on line sales and transfers does not subject a rail line buyer to the seller's collective bargaining agreements, rates of pay, and other labor practices and does not unionize the buyer's operating and maintenance employees, it does entitle employees of the buyer or seller who are "adversely affected" by the transaction in terms of job loss, pay cuts, loss of overtime, loss of hours, loss of benefits, and moving expenses, to receive over a period of up to six years payments representing compensation for those losses. Generally, in a line sale or transfer, only the seller's or transferor's employees are affected.

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

         AUSTRALIA. Our Australian railroad, Freight Australia, is subject to regulation in the State of Victoria by the Office of the Regulator-General. The Office of the Regulator-General, known as ORG, was established by the Office of the Regulator-General Act. The purpose of the ORG is to create a regulatory framework for regulated industries which promotes and safeguards competition and fair and efficient market conduct or, if there is no competitive market, promotes the simulation of competitive market conduct and the prevention of misuse of monopoly power. These objectives were expanded by the Victorian Government in the RAIL CORPORATIONS ACT 1996 to ensure that rail users have fair and reasonable access to declared railway services.

         The RAIL CORPORATIONS ACT 1996, known as RCA, regulates the operation of the State of Victoria's passenger trains and trams and rail network. Part 2A of the RCA outlines an access regime which potentially applies to railways and rail infrastructure and gives power to the ORG to regulate access to relevant services. At present, however, no rail transport services have been declared to be subject to the regime. The Ministers for Transport and Ports jointly announced on February 1, 2001 that the access regime will be declared effective July 1, 2001. Draft pricing orders were issued on February 1, 2001 as well.

         In the event that any services are declared to be "declared rail transport services" and thus become subject to the Part 2A access regime, Part 2A provides that:

         A manager of rail infrastructure and a provider and operator of rolling stock must:

         (1) use all reasonable endeavors to meet the requirements of persons seeking access to the declared rail transport services;

         (2) make a formal proposal of terms and conditions for access within 14 days after receiving a request for it to do so; and

         (3) at the request of a person seeking, or considering seeking, access provide to that person information as prescribed by ORG.

         In the following circumstances, an application may be made in writing to ORG, by the operator or a person seeking access, for a determination:

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

         In addition, the Governor in the Council may specify policies or principles which ORG must apply in:

         (1) determining any amount to be paid for access to a specified declared rail transport service; or

         (2)      determining the terms and conditions of access.

         The Rail Corporations Act was amended in October 2000 to strengthen the powers of the ORG, particularly in respect to the information the ORG may require to be supplied by the access provider in order for the ORG to make a determination.

         In addition to complying with the above-described regulations, a manager of rail infrastructure and a provider and operator of rolling stock must be accredited under the TRANSPORT ACT 1993. A corporation which manages rail infrastructure or operates rolling stock without accreditation is liable for a fine of $140,000.

         The Secretary to the Department of Infrastructure may take disciplinary action against an accredited person if the person has failed to comply with the requirements of accreditation or has permitted an unsafe practice or acted negligently. Disciplinary action which the Secretary may take includes disqualifying the person from holding an accreditation for a period specified by the Secretary, suspension of the accreditation, early expiry of the accreditation and immediate or future cancellation of the accreditation.

         The person has a right of review concerning accreditation decisions and may apply to the Victorian Civil and Administrative Tribunal for a review of a decision made by the Secretary. An accreditation is personal to a person who holds it, is not capable of being transferred of assigned or otherwise dealt with by the person who holds it and does not vest by operation of law in any other person.

         The TRANSPORT ACT contains detailed provisions authorizing the Secretary of the Department of the Infrastructure to carry out inspections and giving inspectors powers to enter and inspect premises (including, testing equipment and seizing property if appropriate). All actions must be reasonably necessary to determine compliance with the Transport Act. A search warrant or prior written consent of the occupier is necessary for entry into premises.

         The Secretary must conduct safety audits of every person accredited at least once every twelve months, to ensure that the accredited person is complying with the requirements of accreditation. The Secretary may charge the accredited person a fee for the safety audit service, subject to the limits set out in the relevant regulations. An accredited person has a duty to inquire into accidents and incidents.

         CANADA. Our Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad operated by us in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act, or CTA, which is issued on proof of insurance. Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.

         Short lines located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada's ten provinces have enacted new legislation, which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under the short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a provincial railway.

         Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review by the Investment Canada Act, or ICA, a federal statute which applies to every acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. Whether or not an acquisition is subject to review under the ICA is dependent on the book value of the assets of the Canadian business being acquired. Acquisitions that are subject to review must, before their completion, satisfy the Minister responsible for administering the ICA that the acquisition is of net benefit to Canada.

         Any contemplated acquisitions may also be subject to the provisions of the Competition Act federal antitrust legislation of general application. The Competition Act contains merger control provisions which apply to certain acquisitions. As a result, acquisitions exceeding specified asset and/or revenue thresholds may be subject to pre-merger notification and subsequent substantive review prior to their completion.

NORTH AMERICAN RAILROAD INDUSTRY

         The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 121,000 miles of track in 1999. In addition to large railroad operators, there were more than 500 short line and regional railroads, which operated approximately 50,000 miles of track in 1999.

         The railroad industry is subject to regulations of various government agencies, primarily the STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 1999, the Class I railroads had operating revenues of at least $258.5 million, Class II railroads had revenues of $20.7 million to $258.4 million, and Class III railroads had revenues of less than $20.7 million.

         In compiling data on the U.S. railroad industry, the Association of American Railroads uses the STB's revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.

                             1999 INDUSTRY OVERVIEW

                                                                   NUMBER OF      (IN BILLIONS)
         TYPE OF RAILROAD                                          CARRIERS       1999 REVENUES     % OF REVENUES
         ----------------                                          --------       -------------     -------------
         Class I                                                      9*            $32.7                91.1%
         Regional                                                    36               1.8                 5.0
         Local                                                      510               1.4                 3.9
                                                                    ---             -----               -----
                   Total                                            555             $35.9               100.0%
                                                                    ===             =====               =====

         *As of December 31, 2000, there were 7 Class I railroads.

         As a result of deregulation, Class I railroads have been able to concentrate on core, long-haul routes, while divesting many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as our company. Divesting branch lines allows Class I railroads to increase traffic density, improve railcar utilization and avoid rail line abandonment. The proportion of total track miles operated by short line and regional railroads in the U.S. has increased dramatically as a result of these divestitures.

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

INTERNATIONAL RAILROAD INDUSTRY

         Freight railroad services in countries other than the United States and Canada are typically operated by governments and conducted at a loss. Government-run railroads are often unresponsive to market needs and inefficiently operated. Due to economic necessity and a lack of cost-effective solutions, many countries are privatizing their rail operations. Recent examples include Mexico, the United Kingdom and Australia.

         In the last few years several states in Australia have privatized their rail systems. It is anticipated that other state rail systems as well as the Australian national rail system will be privatized in the foreseeable future.

ITEM 2. PROPERTIES

NORTH AMERICAN RAILROAD PROPERTIES

         The following table sets forth information with respect to the North American railroad properties that we owned as of December 31, 2000:


- ------------------------------- -------------- -------- ------------ --------------- -------------------------------
                                DATE OF        TRACK                                 PRINCIPAL
          RAILROAD              ACQUISITION    MILES    STRUCTURE    LOCATION        COMMODITIES
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------
Cape Breton & Central Nova      Feb 2000         245    Owned        Nova Scotia     Coal, paper, metals, railroad
Scotia Railway                                                                       equipment
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Carolina Piedmont Railroad      Feb 2000         49     Owned        South Carolina  Chemicals, minerals, stones,
                                                                                     food products, turbines
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Cascade and Columbia River      Sept. 1996       130    Owned;       Washington      Wood products, paper
Railroad                                                Trackage                     products, limestone,
                                                        rights                       agricultural products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Central Oregon & Pacific        Feb 2000         449    Owned;       Oregon          Lumber, paper and farm
Railroad                                                Leased;                      products, food, chemicals
                                                        Trackage
                                                        rights
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------


- ------------------------------- -------------- -------- ------------ --------------- -------------------------------
                                DATE OF        TRACK                                 PRINCIPAL
          RAILROAD              ACQUISITION    MILES    STRUCTURE    LOCATION        COMMODITIES
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------
Central Railroad of Indiana     Feb 2000         81     Owned        Indiana, Ohio   Chemicals, minerals, stones,
                                                                                     farm products, metals
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Central Railroad of             Feb 2000         73     Leased;      Indiana         Farm and food products,
Indianapolis                                            Trackage                     chemicals, railroad equipment
                                                        rights
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Central Western                 July 1999        23     Owned        Alberta         Agricultural products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Connecticut Southern            Feb 2000         78     Owned;       Connecticut     Lumber, paper products,
                                                        Trackage                     chemicals, metal products
                                                        rights
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Dakota Rail                     Sept. 1995       44     Contract     Minnesota       Plastics, lumber, scrap steel,
                                                        for Deed                     chemicals
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Dallas Consolidated (2 rail     Feb 2000         284    Leased       Texas           Food products, non-metallic
lines)                                                                               ores, paper products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

E&N Railway                     Jan. 1999        61     Owned        British         Lumber, paper products,
                                                 120    Leased       Columbia        propane
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Georgia Southwestern Railroad   Feb 2000         286    Leased       Georgia,        Non-metallic ores, lumber,
                                                                     Alabama         chemicals, forest products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Goderich-Exeter Railway         Feb 2000         159    Owned;       Ontario         Auto parts, chemicals,
                                                        Leased                       non-metallic ores
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Huron and Eastern Railway       March 1986       171    Owned;       Michigan        Agricultural products, sugar
                                May 1988                leased;                      products, fertilizer, scrap
                                                        trackage                     steel, auto parts
                                                        rights
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Indiana & Ohio Railway          Feb 2000         577    Owned;       Michigan,       Autos, railroad equipment,
                                                        Leased       Ohio, Indiana   agricultural products,
                                                                                     chemicals
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Indiana Southern Railroad       Feb 2000         176    Owned;       Indiana         Coal, farm products, chemicals
                                                        Trackage
                                                        rights
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Lakeland & Waterways            July 1999        125    Owned        Alberta         Forest products, agricultural
                                                                                     products, bridge traffic
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Mackenzie Northern              July 1999        650    Owned        Alberta,        Fuel, forest products,
                                                                     Northwest       agricultural products
                                                                     Territory
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Michigan Consolidated (3 rail   Feb 2000         118    Owned        Michigan,       Agricultural products,
lines)                                                               Ohio, Indiana   non-metallic ores, chemicals,
                                                                                     auto parts
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------


- ------------------------------- -------------- -------- ------------ --------------- -------------------------------
                                DATE OF        TRACK                                 PRINCIPAL
          RAILROAD              ACQUISITION    MILES    STRUCTURE    LOCATION        COMMODITIES
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Missouri & Northern Arkansas    Feb 2000         497    Owned        Missouri,       Lumber, paper products, coal,
Railroad                                                             Arkansas,       agricultural products
                                                                     Kansas
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

New England Central Railroad    Feb 2000         330    Owned        Vermont,        Lumber, paper products, coal,
                                                                     Massachusetts   copper, bridge traffic
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Ottawa Valley Railway           July 1999        389    Leased        Ontario      Bridge traffic, forest
                                                                                     products, mining
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Otter Tail Valley Railroad      Oct. 1996      72        Owned        Minnesota     Coal, agricultural products,
                                                                                     fertilizer
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Saginaw Valley Railway          Jan. 1991        65     Owned        Michigan        Agricultural products,
                                Apr. 1998                                            fertilizer, sand, stone
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

San Diego & Imperial Valley     Feb 2000         124    Trackage     California,     Petroleum, paper products,
Railroad                                                rights       Mexico          non-metallic ores, lumber
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

South Carolina Central          Feb 2000         97     Owned        South Carolina  Chemicals, metals, coal,
Railroad                                                                             paper products, waste
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Southern Ontario                July 1999        54     Leased       Ontario         Fuel, metals, agricultural
                                                                                     products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Texas-New Mexico Railroad       Feb 2000         107    Owned        Texas, New      Non-metallic ores, waste,
                                                                     Mexico          petroleum
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Toledo, Peoria and Western      Sept 1999        298    Owned;       Indiana,        Intermodal, agricultural
Railroad                                                Trackage     Illinois, Iowa  products, fertilizers,
                                                        rights                       chemicals
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Ventura County Railroad         Aug. 1998        13     Leased       California      Automobiles, chemicals,
                                                                                     paper products
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Virginia Consolidated (3 rail   Feb 2000         211    Leased;      Virginia,       Coal, lumber, limestone,
lines)                                                  Owned        North Carolina  aggregates

- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

West Texas & Lubbock Railroad   Nov. 1995        104    Owned        Texas           Fertilizer, chemicals, cotton
                                                                                     products, scrap iron , steel
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

Total track miles                              6,260
- ------------------------------- -------------- -------- ------------ --------------- -------------------------------

CHILEAN RAILROAD PROPERTIES

         Ferronor, which we acquired in 1997, owns and operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. Ferronor owns approximately 1,400 miles of track.

AUSTRALIAN RAILROAD PROPERTIES

         On April 30, 1999, through our wholly owned subsidiary Freight Australia, we prepaid a 45-year lease to operate 3,150 miles of track in the State of Victoria, Australia. Freight Australia's principal commodity is agricultural products for use in Southwestern Australia as well as export markets.

NORTH AMERICAN ROLLING STOCK

         The following tables summarize the composition of our North American railroad equipment fleet as of December 31, 2000:

                                                                     FREIGHT CARS
                                                          ----------------------------------------
         TYPE                                             OWNED           LEASED             TOTAL
         ----                                             -----           ------             -----
         Covered hopper cars                                32             1,257            1,289
         Open top hopper cars                                0               405              405
         Box cars                                           34             1,267            1,301
         Flat cars                                         114               464              578
         Tank cars                                         138                --              138
         Gondolas                                            0               525              525
         Intermodal                                          0                35               35
                                                          ----             -----           ------
                                                           318             3,953            4,271
                                                           ===             =====            =====


                                                                         LOCOMOTIVES
                                                          ----------------------------------------
                 HORSEPOWER/UNIT                          OWNED           LEASED             TOTAL
                 ---------------                          -----           ------             -----
                 Over 2000                                 100               138               238
                 1500 to 2000                               99                 9               108
                 Under 1500                                 13                 9                22
                                                          ----              ----               ---
                                                           212               156               368
                                                          ====             =====              ====


INTERNATIONAL ROLLING STOCK

         The following tables summarize the composition of our Australian and Chilean railroad equipment fleet as of December 31, 2000:

                                                                          FREIGHT CARS
                                                          ----------------------------------------
         TYPE                                             CHILE          AUSTRALIA           TOTAL
         ----                                             -----          ---------           -----
         Covered hopper cars                                --             1,157            1,157
         Open top hopper cars                              198               173              371
         Box cars                                          140               249              389
         Intermodal containers                             500               646            1,146
         Tank cars                                          --               335              335
         Flat cars                                          70                84              154
         Gondolas                                           55                --               55
                                                          ----            ------           ------
                                                           963             2,644            3,607
                                                          ====            ======           ======


                                                                         LOCOMOTIVES
                                                          ----------------------------------------
                 HORSEPOWER/UNIT                          CHILE          AUSTRALIA           TOTAL
                 ---------------                          -----          ---------           -----
                 Over 2000                                  --              40                 40
                 1500 to 2000                               --              23                 23
                 Under 1500                                 31              43                 74
                                                          ----            ------             ----
                                                            31             106                137
                                                          ====            ======              ===

         We own all of our international equipment fleet.

         Based on current and forecasted traffic levels on our railroads, management believes that our present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support its operations. We believe that our insurance coverage with respect to our property and equipment is adequate.

ADMINISTRATIVE OFFICES AND OTHER

         In 1998, we purchased a 59,500 square foot office building, located in Boca Raton, Florida, where our executive offices are located. Of this space, approximately 30,000 square feet are leased or available for lease to others. Our North American railroad headquarters, located in San Antonio, Texas, leases approximately 24,000 square feet of office space for approximately $455K annually. The lease expires December 31, 2005.

         Freight Australia's administrative office is in Melbourne, Australia. Freight Australia leases approximately 20,000 square feet of space from the Victorian Government for $173,600 annually. The lease expires May 31, 2004.

         Ferronor's administrative office is in Coquimbo, Chile, where Ferronor owns a three-story 21,600 square foot office building.

         We also own a building totaling approximately 45,000 square feet in Quebec, Canada and own a terminal in Ontario, Canada, which includes an office building and 5 acres.

ITEM 3. LEGAL PROCEEDINGS

In the second quarter of 2000, certain parties filed property damage claims totaling approximately $32.5 million against Mackenzie Northern Railway, a wholly-owned subsidiary of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage to approximately $13.0 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

         In the ordinary course of conducting our business, we become involved in various legal actions and other claims some of which are currently pending. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. Other than ordinary routine litigation incidental to our business, no other litigation exists.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Nasdaq National Market under the symbol "Rail". Set forth below is high and low price information for the common stock as reported on the NASDAQ system for each period presented. All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not reflect actual transactions.

1999                                  HIGH SALES PRICE       LOW SALES PRICE
                                      -----------------      ------------------
First Quarter                              $10.250            $7.688
Second Quarter                              10.313             8.750
Third Quarter                               10.750             9.125
Fourth Quarter                               9.938             7.063

2000                                  HIGH SALES PRICE       LOW SALES PRICE
                                      -----------------      ------------------
First Quarter                              $ 9.063           $5.750
Second Quarter                               6.938            4.625
Third Quarter                                7.875            5.750
Fourth Quarter                               8.000            5.688

2001                                  HIGH SALES PRICE       LOW SALES PRICE
                                      -----------------      ------------------
First Quarter (through March 23)           $ 9.250           $7.500

         As of March 23, 2001, there were 519 holders of record of the common stock. We have never declared or paid a dividend on our common stock. Certain of our financial agreements limit our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The results of our continuing operations for the years ended December 31, 2000 and 1999 include the results of certain railroads from the dates they were acquired as follows: RailTex, effective February 1, 2000, Freight Australia, effective April 30, 1999, RaiLink, effective August 1, 1999, The Toledo, Peoria, and Western Railroad, which we refer to as TPW, effective September 1, 1999, and Ferronor, effective February 1, 1997. The income statement data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited financial statements not included (in thousands, except operating and per share data).


                                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                 2000            1999            1998            1997            1996
                                              ----------      ----------      ----------      ----------      ----------
INCOME STATEMENT DATA

   Operating revenue ...................      $  357,936      $  129,818      $   39,136      $   24,496      $   12,020
   Operating income ....................          70,034          25,279           5,781           3,365           2,529
Income from continuing operations ......           9,608           6,025             113             288             478
Basic earnings per ommon share from
   continuing operations ...............      $     0.50      $     0.45      $     0.01      $     0.02      $     0.10
Diluted earnings per common share from
   continuing operations ...............      $     0.49      $     0.43      $     0.01      $     0.02      $     0.09
Weighted average common shares - Basic            18,040          11,090           9,553           8,304           4,966
Weighted average common shares - Diluted          18,267          11,665           9,778           8,587           4,966

BALANCE SHEET DATA
Total assets ...........................      $  839,703      $  443,929      $  130,964      $   95,141      $   65,215
Long-term obligations ..................         358,856         162,827          66,327          47,603          37,788
Subordinated debt ......................         141,411         122,449              --           2,212           2,212
Redeemable convertible preferred stock             6,613           8,830              --              --              --
Stockholders' equity ...................         129,908          69,467          34,760          26,814          15,992

OPERATING DATA
Freight carloads .......................       1,125,897         394,177         117,535          69,140          25,871
Track mileage ..........................          11,000           8,400           2,400           2,330             930
Number of full time employees ..........           2,230           1,707             652             542             275


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Our principal operations consist of the operations of North American short line freight railroads and international regional railroads. We haul various products for our customers corresponding to their local operating areas. We recognize railroad transportation revenue after services are provided.

         On February 4, 2000, we acquired RailTex for approximately $128 million in cash, assumption of $105.3 million in debt and approximately 6.6 million shares of our common stock, valued at $60.8 million. RailTex owned and operated 25 short line freight railroads with approximately 4,100 miles of track concentrated in the southeastern, midwestern, Great Lakes and New England regions of the United States and eastern Canada. In connection with the acquisition, we entered into a credit agreement providing $330 million of senior term loans and $50 million of senior revolving loans. In addition, one of our wholly owned subsidiaries issued $95 million of subordinated bridge notes and another wholly owned subsidiary issued $55 million of asset sale bridge notes in connection with the acquisition. All of the bridge notes were repaid in 2000.

         Set forth below is a discussion of the historical results of operations for our North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         Our historical results of operations include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                             DATE OF ACQUISITION

Ventura County Railroad                      September 1998
E&N Railway                                  January 1999
RaiLink properties (6 railroads)             August 1999
Toledo, Peoria and Western Railroad          September 1999
RailTex properties (25 railroads)            February 2000

         We disposed of certain 2000 railroads during 2000 as follows:

Minnesota Northern Railroad                  August 2000
St Croix Valley Railroad                     August 2000
South Central Tennessee Railroad             December 2000
Pittsburgh Industrial Railroad               December 2000
Ontario L'Orignal Railway                    December 2000

         As a result, the results of operations for the years ended December 31, 2000, 1999 and 1998 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

         The following table sets forth the operating revenues and expenses (in thousands) for our North American railroad operations for the periods indicated. All results of operations discussed in this section are for our North American railroads only, unless otherwise indicated.

                                              YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                          2000            1999           1998
                                       ---------       ---------      ---------

Total operating revenue                $ 231,445       $  44,924      $  18,067
                                       ---------       ---------      ---------
Operating Expenses:
    Maintenance of way                    25,448           5,920          1,974
    Maintenance of equipment              13,101           2,068            682
    Transportation                        70,958          12,232          3,605
    Equipment rental                      15,842           4,512          2,296
    (Gain) loss on sale of assets        (12,063)            355            (79)
    General and administrative            41,062           6,496          3,095
    Depreciation and amortization         16,430           3,594          1,570
                                       ---------       ---------      ---------
Total operating expenses                 170,778          35,177         13,143
                                       ---------       ---------      ---------
Operating income                       $  60,667       $   9,747      $   4,924
                                       =========       =========      =========

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


       OPERATING REVENUES. Operating revenue increased by $186.5 million, or 415%, to $231.4 million for the year ended December 31, 2000 from $44.9 million for the year ended December 31, 1999. North American carloads totaled 839,451 for the year ended December 31, 2000, an increase of 684,460 compared to 154,991 carloads in the prior year. These increases were primarily due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $206.9 million in revenue and 782,614 carloads for the year ended December 31, 2000 compared to $18.1 million in revenue and 94,309 carloads for the year ended December 31, 1999. Transportation revenue per carload remained fairly constant at $239 and $238 for the years ended December 31, 2000 and 1999 respectively.

       OPERATING EXPENSES. Operating expenses increased by $135.6 million, or 385%, to $170.8 million for the year ended December 31, 2000 from $35.2 million for the year ended December 31, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $164.6 million in operating expenses for the year ended December 31, 2000 compared to $14.4 million for the year ended December 31, 1999. The increase was partially offset by a $9.1 million gain on sale of land on a Texas railroad and a $3.0 million gain on the sale of certain railroad subsidiaries. Additionally, increased fuel costs impacted our operating expenses by approximately $4.4 million over expected amounts during 2000. Operating expenses, as a percentage of operating revenue, exclusive of the gain on sale of assets, were 79.0% and 77.5% for the years ended December 31, 2000 and 1999, respectively.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

OPERATING REVENUES. Operating revenue increased $26.9 million, or 149%, to $44.9 million for the year ended December 31, 1999 from $18.1 million for the year ended December 31, 1998. The increase was primarily due to increased carloads resulting from 1999 acquisitions. The transportation revenue per carload decreased to $238 from $303 per car primarily due to the acquisition of a rail line in Canada that hauls a significant amount of bridge traffic at a lower rate per car than the Company's other rail lines and intermodal traffic on the newly acquired TPW which also moves at a lower rate per car than the Company's other rail lines. Carloads handled totaled 154,991 for the year ended December 31, 1999, an increase of 105,472, or 213%, compared to 49,519 for the year ended December 31, 1998. The increase was primarily due to the acquisitions of E&N Railroad, the RaiLink properties and TPW, which moved 7,839, 77,328 and 16,981 carloads, respectively, for the year ended December 31, 1999.

         OPERATING EXPENSES. Operating expenses increased $22.0 million, or 168%, to $35.2 million for the year ended December 31, 1999 from $13.1 million for the year ended December 31, 1998. The increase was primarily due to the acquisitions of E&N Railroad, the RaiLink properties and TPW, which had $4.4 million, $11.1 million and $3.4 million, respectively, in operating expenses for the year ended December 31, 1999 and the write-off of $0.6 million in costs related to the discontinuance of the Delaware Valley Railway. Operating expenses, exclusive of gains and losses on sales, as a percentage of operating revenue, were 77.5% and 73.2% for 1999 and 1998, respectively. Exclusive of the write-off of costs at the Delaware Valley Railway, the operating ratio was 76.9% for 1999.

INTERNATIONAL RAILROAD OPERATIONS

FREIGHT AUSTRALIA

           The results of operations for the years ended December 31, 2000 and 1999 include the operations of Freight Australia from its date of acquisition, May 1, 1999. Therefore, the results of operations for the year ended December 31, 2000 are not comparable to the prior year in certain material respects and are not indicative of the results which would have occurred had the acquisition been consummated January 1, 1999.

         The following table sets forth the operating revenues and expenses (in thousands) for Freight Australia's railroad operations for the year ended December 31, 2000 and the period from May 1, 1999 to December 31, 1999.

                                                 2000          1999
                                               --------      --------

         Revenues:                             $102,204      $ 63,358
                                               --------      --------
         Operating expenses:
            Transportation                       70,118        42,742
            General and administrative            6,253         5,169
            Depreciation and amortization         5,438         3,429
                                               --------      --------
            Total operating expenses             81,809        51,340
                                               --------      --------
         Operating income                      $ 20,395      $ 12,018
                                               ========      ========


COMPARISON OF FREIGHT AUSTRALIA'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


       OPERATING REVENUES. Operating revenues increased $38.8 million, or 61%, to $102.2 million for the year ended December 31, 2000 from $63.4 million for the year ended December 31, 1999. The increase in operating revenue was primarily due to the 1999 period including only eight months of operations. Freight Australia's carloads were 203,536 for the year ended December 31, 2000, an increase of 71,051, or 35%, compared to 132,485 for the year ended December 31, 1999. Revenue per carload was $406 for 2000 versus $366 for 1999. The increase in revenue per carload was primarily due to a change in commodity mix from 1999 to 2000.

       OPERATING EXPENSES. Operating expenses increased $30.5 million, or 59%, to $81.8 million for the year ended December 31, 2000 from $51.3 million for the period May 1, 1999 through December 31, 1999. The increase in operating expenses was primarily due to the 1999 period including only eight months of operations. Operating expenses, as a percentage of operating revenue, were 80.0% and 81.0%for the years ended December 31, 2000 and 1999. Operating expenses were negatively impacted in 2000 by rising fuel prices in the amount of $2.5 million.

         Operating income was lower in 2000 by $2.0 million due to the decline in the Australian dollar exchange rate.

FERRONOR

         The following table sets forth the operating revenues and expenses (in thousands) for Ferronor's railroad operations for the years ended December 31, 2000, 1999 and 1998.

                                               2000         1999         1998
                                             -------      -------      -------
         Revenues:                           $22,873      $19,115      $15,924
                                             -------      -------      -------
         Operating expenses:
            Transportation                    15,505       11,964        8,982
            General and administrative         2,494        2,222        1,724
            Depreciation and amortization      2,278        1,231          706
                                             -------      -------      -------
            Total operating expenses          20,277       15,417       11,412
                                             -------      -------      -------
         Operating income                    $ 2,596      $ 3,698      $ 4,512
                                             =======      =======      =======



         COMPARISON OF FERRONOR'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

       OPERATING REVENUES. Operating revenue increased $3.8 million, or 20%, to $22.9 million for the year ended December 31, 2000 from $19.1 million for the year ended December 31, 1999. Ferronor's carloads handled totaled 98,991 for the year ended December 31, 2000, an increase of 5,156, or 5%, compared to 93,835 for the year ended December 31, 1999. The increase in both carloads and revenue is related to the commencing of operations in the fourth quarter of 1999 on a new long-term contract.

       OPERATING EXPENSES. Operating expenses increased $4.9 million, or 32%, to $20.3 million for the year ended December 31, 2000 from $15.4 million for the year ended December 31, 1999. The increase was due to start up costs related to a new long-term contract which commenced in late 1999. Depreciation expense increased in 2000 by $1 million over prior year due to capital expenditures relating to new contracts. Operating expenses, as apercentage of operating revenue, were 89% and 81% for the years ended December 31, 2000 and 1999, respectively.

         COMPARISON OF FERRONOR'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

       OPERATING REVENUES. Operating revenue increased $4.2 million, or 28%, to $19.1 million for the year ended December 31, 1999 from $14.9 million for the year ended December 31, 1998. Ferronor's carloads handled totaled 93,835 for the year ended December 31, 1999, an increase of 25,819, or 38%, compared to 68,016 for the year ended December 31, 1998. The increase in both carloads and revenue is due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998 and nitrates out of the Minsal mine during 1999. These increases were offset slightly by a decrease in the international traffic out of Argentina and Bolivia due to the slow down in the world economy in the second quarter of 1998.

       OPERATING EXPENSES. Operating expenses increased $4.0 million, or 35%, to $15.4 million for the year ended December 31, 1999 from $11.4 million for the year ended December 31, 1998. The increase was due to Ferronor commencing movement of iron ore out of the El Algarrabo mine in late March 1998 and the Los Colorados mine in July 1998 and nitrates out of the Minsal mine during 1999. Operating expenses, as a percentage of operating revenue, were 80.7% and 76.5% for the years ended December 31, 1999 and 1998, respectively. The operating ratio increase was due primarily to the loss in 1999 of international traffic which is typically higher margin business.

CORPORATE OVERHEAD AND OTHER

       CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include overall strategic planning, marketing, accounting, finance, cash management, payroll, engineering and tax return preparation. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $7.2 million, or 138%, to $12.4 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. Corporate overhead increased $1.1 million, or 27%, to $5.2 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. The increases in each of the specified periods were related to the additional costs incurred to manage the acquired rail roads and to establish a strong management team to handle our continued growth. For the year ended December 31, 2000, we incurred $4.8 million of costs related to our acquisition of RailTex and our unsuccessful acquisition bid for Westrail, an Australian railroad. We also recognized a $2.9 million non-cash foreign exchange loss related to the debt associated with the acquisition of Freight Australia. Such debt was refinanced in February 2000.

       INTEREST EXPENSE. Interest expense, including amortization of financing costs, has increased from $4.9 million in 1998 to $20.5 million in 1999 and $56.0 million in 2000. This increase is primarily attributable to the financing of our acquisitions of V/Line Freight, TPW and Railink in 1999 and RailTex in 2000.

       INCOME TAXES. Our effective tax rate in 2000 was 23.5%. This rate, as well as the rates in 1999 and 1998, are impacted by the allocation of income taxes between continuing operations, discontinued operations and extraordinary items. We believe our effective tax rate for 2001 will be approximately 31%.

       EXTRAORDINARY LOSS. Pursuant to the refinancing of our debt in February 2000, we recorded an extraordinary charge for the year ended December 31, 2000 for the loss on early extinguishment of debt of $2.9 million, after-tax. In connection with the issuance of subordinated debt in August 2000 we recorded an extraordinary charge of $1.1 million for early extinguishment of debt, net of income taxes.

       DISCONTINUED OPERATIONS. We recorded net earnings from our discontinued operations of $8.3 million in 2000 compared to $3.9 million in 1999 and $4.3 million in 1998. In connection with the acquisition of RailTex, we refinanced our investment in our trailer manufacturing operations resulting in additional interest expense of $7.3 million in 2000. In December 2000, we sold our trailer manufacturing operations for $38.5 million resulting in a gain of approximately $11.5 million, net of income taxes.

       CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a $2.3 million charge associated with a change in accounting principle. Such charge resulted from a beneficial conversion feature associated with warrants in connection with the junior convertible subordinated debentures issued in 1999. This was a result of a change during 2000 of the applicable accounting literature.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries.

       Our cash provided by operating activities was $44 million for the year ended December 31, 2000. This amount includes $12 million in net income and $35 million in depreciation and amortization.

       Cash used in investing activities was $122 million for the year ended December 31, 2000. The primary uses of cash during 2000 were for the acquisition of RailTex, including costs, of $149 million, and the purchase of property, plant and equipment with an aggregate cost of $63 million. These were partially offset by the proceeds of $97 million from sale of certain assets.

       Cash provided by financing activities was $80 million for 2000. This consisted primarily of net borrowings under debt agreements of $101 million used to fund the RailTex acquisition, partially offset by cash used for deferred loan costs of $19 million.

       In August 2000, RTC sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. The net proceeds received from the issuance of the units were used to repay all $95.0 million of subordinated bridge notes issued by RTC, $20.0 million of the asset sale bridge notes issued by PBRH and approximately $1.8 million of term loans under our senior credit facilities. All of our U.S. subsidiaries are guarantors of the senior subordinated debt.

       In February 2000, we entered into a credit agreement and two bridge note facilities in connection with the acquisition of RailTex and the refinancing of substantially all of both our and RailTex's existing debt. The credit agreement provides (1) a $125 million Term A loan, (2) a $205 million Term B loan, and (3) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10.0 million of Australian dollar denominated loans. The Term A loan and the revolving loans mature on December 31, 2005 and the Term B loans mature December 31, 2006. At our option, the senior credit facilities will bear interest at either (1) the alternative base rate, or ABR, (defined as greater of (i) The

Bank of Nova Scotia's prime rate and (ii) the Federal Funds Effective Rate plus 0.005%) plus 1.75% for the revolving credit facilities and for the Term A loan facility and 2.00% for the Term B loan facility, or (2) LIBOR plus 3.00% for the revolving credit facility and for the Term A loan facility and the 3.25% for the Term B loan facility; provided, that the additional amounts added to ABR and the LIBOR for the revolving credit facility and the Term A loan facility is subject to adjustment based on changes in our leverage ratio. The loans are collateralized by substantially all of our assets other than Ferronor, and the loans are guaranteed by all of our subsidiaries other than Ferronor. Freight Australia guarantees only the Australian dollar revolving loans and our Canadian subsidiaries guarantee only the Canadian dollar revolving loans.

       Our new credit facilities include numerous covenants imposing significant financial and operating restrictions on our business. The covenants place restrictions on our ability to, among other things: incur more debt; pay dividends, redeem or repurchase our stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on our assets; and extend credit.

       The new credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new credit facilities can be affected by events beyond our control. Our failure to comply with the obligations in our new credit facilities could result in an event of default under our new credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness or other indebtedness which would have a material adverse effect on us. As of December 31, 2000, we were in compliance with these financial covenants.

       Interest on our new credit facility is payable at variable rates. To partially mitigate the interest rate risk on the credit facilities we entered into interest rate swaps in May 2000. The interest rate swaps lock in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. Fluctuations in the market interest rate will affect the cost of our remaining borrowings. Assuming current debt levels, the effect of a 1% increase in interest rates on this remaining debt would result in an increase in interest expense of $1.2 million for the year ended December 31, 2001.

       At the time of our purchase of RailTex, RTC issued a $95 million of subordinated bridge note. The subordinated note was fully paid off in August 2000 with the net proceeds from the issuance of its 12 7/8% senior subordinated notes. In addition, PBRH issued $55 million of asset sale bridge notes. In December 2000, we repaid the asset sale bridge notes with the proceeds from the sale of the truck trailer manufacturing operations.

       In connection with the issuance of the asset sale bridge notes, the purchasers of these notes received 0.433 million warrants to purchase our common stock at an exercise price of $7.75 per share. The warrants have a five-year maturity.

       As of December 31, 2000, we had a working capital deficit of $7.6 million compared to working capital of $24.0 million as of December 31, 1999. Cash on hand was $13.1 million as of December 31, 2000 compared to $11.6 million as of December 31, 1999. Our cash flows from operations historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our interest requirements.

         We expect that our future cash flows will be sufficient for our current and contemplated operations for at least the next twelve months. We anticipate using cash flows and borrowings for anticipated capital expenditures of approximately $45 million for the upgrading of existing rail lines and purchases of locomotives and equipment. We do not presently anticipate any other significant capital expenditures over the next twelve months.

       Based on our current debt levels, we anticipate debt service for the next twelve months to be approximately $65 million including principal and interest. We anticipate that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and Australian dollar could adversely affect our ability to service the debt.

         Our long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for those acquisitions or development, and there is no assurance that sufficient financing for those activities will be available on terms acceptable to us, if at all. As of March 23, 2001, we had $34.3 million of availability under our revolving credit facilities. We also had $9.6 million of cash.

INFLATION

         Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through the increases in our freight rates. See discussion of fuel prices in Item 7A Market Risk.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative. The Company adopted SFAS No. 133 on January 1, 2001, and will record a liability of approximately $7 million, net of income taxes of $3 million, with a corresponding charge to equity relating to the interest rate swaps in the first quarter of 2001.

ITEM 7A.  MARKET RISK

         FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada and Australia. At December 31, 2000, we had not entered into any transactions to manage this risk. A decrease in either of these foreign currencies would negatively impact our earnings for the affected period. A majority of our revenue and debt in Chile is U.S. dollar denominated. Therefore, we are not negatively impacted by a decline in the value of the Chilean peso.

         The financial position and results of operations of our Canadian and Australian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in income until realize through the sale or liquidation of the investment. At December 31, 2000, the accumulated other comprehensive loss totaled $17.8 million.

         INTEREST RATES. Our interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

         The interest rate on our credit facility is payable at variable rates. To partially mitigate the interest rate risk on the new credit facilities, we entered into interest rate swaps in May 2000. The interest rate swaps lock in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. Fluctuation in the market interest rate will affect the cost of our remaining borrowings. The effect of a 1% increase in interest on the remaining borrowings would result in an increase in interest expense of $1.2 million for the twelve months ended December 31, 2001.

         DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Prior to our acquisition of RailTex, RailTex had entered into a contract to hedge against fuel price increases with a cap which fixed the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.45 per gallon. No fuel hedging is in place after June 30, 2000. The effect of a $0.01 increase in fuel prices would result in an increase in fuel expense of approximately $40,000 per month.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of RailAmerica, the accompanying notes thereto and the independent accountants' reports are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors, executive officers and nominees is incorporated by reference from our definitive proxy statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership is incorporated by reference from our definitive proxy statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2001.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

           1.1 Purchase Agreement, dated August 9, 2000, between RailAmerica Transportation Corp., RailAmerica, Inc., the Guarantors named therein, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital (USA) Inc. (23)

           2.1 Amended and Restated Stock Purchase Agreement, dated as of August 3, 1999 by and among RailAmerica, Inc., Florida Rail Lines, Inc. Bank Austria AG, Grand Cayman Branch, CSX Transportation, Inc., Delaware Otsego Corporation, The Brenner Group and The Toledo, Peoria and Western Railroad Corporation(8)

           2.2 Agreement and Plan of merger, dated as of October 14, 1999, among RailAmerica, Inc., Cotton Acquisition Corp. and RailTex, Inc.(9)

           3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended(2)

           3.2    By-laws of Registrant(1)

           3.3 Certificate Of Amendment to Amended and Restated Certificate of Incorporation of the Registrant

           4.1 Form of Common Stock Rights Agreement, dated as of January 6, 1998, between the Registrant and American Stock Transfer & Trust Company(6)

           4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock(19)

           4.3 Third Amendment to the Rights Agreement, dated as of January 13, 2000, between the Company and American Stock Transfer & Trust Company(10)

           4.4 Warrant Agreement, dated as of February 4, 2000, among the Company and RailAmerica Funding, Inc.(20)

           4.5 Asset Bridge Warrant Agreement, dated as of February 4, 2000, among the Company and RailAmerica Holdings Funding, Inc.(20)

           4.6 Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between the Company and American Stock Transfer and Trust Company (21)

           4.7 Waiver and Supplemental Agreement, dated as of April 13, 2000, among the Company and EGS Associates, L.P., EGS Partners L.L.C., Bev Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver (22)

           4.8 Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (24)

           4.9 Notes Registration Rights Agreement, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein, Donaldson Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital (USA) Inc.
                  (25)

           4.10 Warrants Agreement, dated August 14, 2000, between RailAmerica, Inc. and Wells Fargo Bank Minnesota, N.A. (26)

           4.11 Warrant Registration Rights Agreement, dated August 14, 2000, between RailAmerica, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital
                  (USA) Inc. (27)

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

           10.67 Noncompete Agreement, dated December 1999, by and between Ronald A. Rittenmeyer and the Company(14)

           10.68 Purchase Agreement, dated as of November 4, 1998 by and among RailTex Global Investments, L.L.C., RailTex International Holdings, Inc. and GEEMF II Latin America, L.L.C.(15)

           10.69 Memorandum of Understanding, dated as of October 29, 1999, providing for the sale by RailTex Global Investments, LLC of its shares in Ferrovia Centro Atlantica, S.A. (English and Portuguese language versions)(16)

           10.70 Purchase Agreement, dated as of November 10, 1999, by and between RailTex International Holdings, Inc. and GEEMF II Latin America, L.L.C.(17)

           10.71 Credit Agreement, dated as of February 4, 2000, by and among the Company and Palm Beach Rail Holding, Inc., each as guarantor, RailAmerica Transportation Corp., RaiLink, Ltd. And Freight Victoria Limited, each as a borrower, various financial institutions from time to time parties thereto, as the lenders, DLJ Capital Funding, Inc., as the syndication agent, the lead arranger and the sole book running manager, The Bank of Nova Scotia, as the administrative agent for the Lenders and ING (U.S.) Capital LLC and Fleet National Bank, as the documentation agents for the lenders(20)

           10.72 Securities Purchase Agreement, dated as of February 4, 2000, among RailAmerica Transportation Corp., and the Company, Palm Beach Rail Holding, Inc., and all of the Restricted Subsidiaries (as defined in the Credit Agreement) of the Company, each as a guarantor, and RailAmerica Funding, Inc. as the purchaser.(20)

           10.73 Asset Bridge Securities Purchase Agreement, dated as of February 4, 2000, among Palm Beach Rail Holdings, Inc., and the Company, Kalyn/Siebert I, Inc., KS Boca, Inc. and Kalyn/Siebert, L.P., each as a guarantor, and RailAmerica Holdings Funding, Inc., as the purchaser(20)

           10.74 Equity Registration Rights Agreement, dated as of February 4, 2000, among the Company and RailAmerica Funding, Inc.(20)

           10.75 Debt Registration Rights Agreement, dated as of February 4, 2000, among the Company and RailAmerica Funding, Inc.(20)

           10.76 Asset Bridge Equity Registration Rights Agreement, dated as of February 4, 2000, among the Company and RailAmerica Funding, Inc.(20)

           10.77  Waiver and Amendment No. 1 to Credit Agreement.

           10.78  Waiver and Amendment No. 2 to Credit Agreement.

           10.79 Employment Agreement, dated as of January 1, 2000, between the Company and Gary O. Marino.

           21.1   Subsidiaries of Registrant

           23.1   Consent of PricewaterhouseCoopers LLP

           23.2   Consent of Arthur Andersen Langton Clarke

           25.1   Statement of Eligibility of Trustee (23)

           99.1 Petition for Exemption, dated November 8, 1999, filed before the Surface Transportation Board, finance Docket No. 33813, by RailAmerica, Inc. and RailTex, Inc.(18)

           99.2   Form of Letter of Transmittal with respect to Exchange
                  Offer(28)

           99.3   Form of notice of Guaranteed Delivery(29)

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

(18) Incorporated by reference to the exhibit 99.1 filed as part of the Company's Form 8-K as of November 8, 1999, filed with the Securities and Exchange Commission on November 12, 1999.

(19) Incorporated by reference to the exhibit of the same number filed as part of the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(20) Incorporated by reference to the exhibit of the same number filed as part of the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

(21) Incorporated by reference to Exhibit 4.1 filed as part of the Company's Form 8-K, dated April 13, 2000.

(22) Incorporated by reference to Exhibit 4.2 filed as part of the Company's Form 8-K, dated April 13, 2000.

(23) Incorporated by reference to the exhibit of the same number filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

(24) Incorporated by reference to the Exhibit 4.1 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

(25) Incorporated by reference to the Exhibit 4.2 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

(26) Incorporated by reference to the Exhibit 4.1 filed as part of the Company's Registration Statement on Form S-3, Registration No. 333-45200.

(27) Incorporated by reference to the Exhibit 4.2 filed as part of the Company's Registration Statement on Form S-3, Registration No. 333-45200.

(28) Incorporated by reference to the Exhibit 99.1 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

(29) Incorporated by reference to the Exhibit 99.2 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

+        Executive Compensation Plan or Arrangement.

(b)      Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RAILAMERICA, INC.

                          By: /s/  GARY O MARINO
                             -------------------------------------------------
                             Gary O. Marino, Chief Executive Officer
                             (Principal Financial officer)

                          By: /s/  BENNETT MARKS
                              ------------------------------------------------
                              Bennett Marks, Chief Financial Officer, Sr.
                              Vice President and Principal Accounting Officer

                              Dated  April 02, 2001

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

         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----
/s/ GARY O. MARINO                      Chairman, President, Chief Executive                   April 02, 2001
- -----------------------------           Officer and Director
Gary O. Marino

/s/ DONALD D. REDFEARN                  Chief Administrative Officer, Executive                April 02, 2001
- -------------------------               Vice President, Secretary and Director
Donald D. Redfearn

/s/ JOHN H. MARINO                      Assistant Secretary and Director                       April 02, 2001
- ----------------------------
John H. Marino

/s/ DOUGLAS R. NICHOLS                  Director                                               April 02, 2001
- --------------------------
Douglas R. Nichols

/s/ RICHARD RAMPELL                     Director                                                April 02, 2001
- ----------------------------
Richard Rampell

/s/ CHARLES SWINBURN                    Director                                               April 02, 2001
- --------------------------
Charles Swinburn



         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----

/s/ JOHN M. SULLIVAN                    Director                                                April 02, 2001
- ---------------------------
John M. Sullivan

/s/ FERD. C. MEYER, JR.                 Director                                               April 02, 2001
- ----------------------------
Ferd C. Meyer, Jr.

/s/ WILLIAM G. PAGONIS                  Director                                               April 02, 2001
- --------------------------
William G.  Pagonis


                       RAILAMERICA, INC. AND SUBSIDIARIES

                          INDEX OF FINANCIAL STATEMENTS
                                     -------



The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

                                                                                                         PAGES
                                                                                                         -----
Reports of Independent Certified Public Accountants                                                     F-2 - F-3

Consolidated Balance Sheets - December 31, 2000 and 1999                                                 F-4

Consolidated Statements of Income - For the Years Ended
       December 31, 2000, 1999 and 1998                                                                   F-5

Consolidated Statements of Stockholders' Equity - For the Years
       Ended December 31, 2000, 1999 and 1998                                                             F-6

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 2000, 1999 and 1998                                                                   F-7

Notes to Consolidated Financial Statements                                                            F-8 - F-36


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
RailAmerica, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. As of December 31, 1999 and for the years ended December 31, 1999 and 1998, we did not audit the financial statements of Empresa De Transporte Ferroviario S.A., a 55% owned subsidiary of the Company, which statements reflect total assets of $87,555,000 as of December 31, 1999, and total revenues of $19,115,000 and $15,312,000 for the years ended December 31, 1999 and 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Empresa De Transporte Ferroviario S.A. as of December 31, 1999 and for the years ended December 31, 1999 and 1998, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida
March 15, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Ferronor S.A.:

We have audited the balance sheet of Empresa De Transporte Ferroviario S.A. ("Ferronor") as of December 31, 1999, and the related statements of income and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits of these statements in accordance with auditing standards generally accepted in Chile, which are substantially consistent with those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferronor as of December 31, 1999, and the results of operations and its cash flow for the years ended December 31,1999 and 1998 in conformity with generally accepted accounting principles in the United States of America.

/s/ Charles A. Bunce

Charles A. Bunce                             ARTHUR ANDERSEN - LANGTON CLARKE


February 4, 2000
Santiago, Chile

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                                 (in thousands)


                                                                                        2000              1999
                                                                                      ---------         ---------
                                             ASSETS
Current assets:
  Cash and cash equivalents                                                           $  13,090         $  11,598
  Restricted cash in escrow                                                               4,539                --
  Accounts and notes receivable                                                          62,864            40,857
  Other current assets                                                                   19,551            13,429
  Net assets of discontinued operations                                                      --            14,996
                                                                                      ---------         ---------
        Total current assets                                                            100,044            80,880
Property, plant and equipment, net                                                      715,020           347,617
Other assets                                                                             24,639            15,432
                                                                                      ---------         ---------
        Total assets                                                                  $ 839,703         $ 443,929
                                                                                      =========         =========

                           LIABILITIES, REDEEMABLE PREFERRED STOCK
                                   AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                $  20,558         $  17,811
  Accounts payable                                                                       39,752            23,732
  Accrued expenses                                                                       47,305            15,379
                                                                                      ---------         ---------
        Total current liabilities                                                       107,615            56,922
Long-term debt, less current maturities                                                 338,298           145,016
Subordinated debt                                                                       141,411           122,449
Deferred income taxes                                                                    87,288            15,382
Minority interest and other liabilities                                                  35,044            25,863
                                                                                      ---------         ---------
                                                                                        709,656           365,632
                                                                                      ---------         ---------
Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value,
  $25 liquidation value;
  278,400 issued and outstanding at December 31, 2000
  378,400 issued and outstanding at December 31, 1999                                     6,613             8,830
                                                                                      ---------         ---------
Stockholders' equity:
  Common stock, $0.001 par value, 60,000,000 authorized;
    18,623,320 issued and outstanding at December 31, 2000
    12,610,875 issued and 11,894,136 outstanding at December 31, 1999                        19                13
  Additional paid-in capital                                                            118,502            47,797
  Retained earnings                                                                      29,162            18,171
  Accumulated other comprehensive income (loss)                                         (24,249)            3,486
                                                                                      ---------         ---------
      Total stockholders' equity                                                        123,434            69,467
                                                                                      ---------         ---------
      Total liabilities, redeemable preferred stock and stockholders' equity          $ 839,703         $ 443,929
                                                                                      =========         =========




The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998
                    (in thousands, except earnings per share)



                                                                           2000             1999               1998
                                                                        ---------         ---------         ---------
 Operating revenue                                                      $ 357,936         $ 129,818         $  39,136
                                                                        ---------         ---------         ---------

 Operating expenses:
   Transportation                                                         210,972            79,439            22,096
   Selling, general and administrative                                     62,093            19,550             9,075
   Net gain on sale and impairment of assets                              (11,184)           (3,629)             (360)
   Depreciation and amortization                                           26,021             9,179             2,544
                                                                        ---------         ---------         ---------
         Total operating expenses                                         287,902           104,539            33,355
                                                                        ---------         ---------         ---------
         Operating income                                                  70,034            25,279             5,781
 Interest expense, including amortization of financing costs
   of $4,854, $4,203 and $465, respectively                               (55,950)          (20,490)           (4,944)
 Minority interest and other income (expense)                              (1,526)              449            (1,724)
                                                                        ---------         ---------         ---------
       Income (loss) from continuing operations before
           income taxes                                                    12,558             5,238              (887)
 Provision (benefit) for income taxes                                       2,950              (787)           (1,000)
                                                                        ---------         ---------         ---------
      Income from continuing operations                                     9,608             6,025               113
 Discontinued operations:
   Gain on disposal of discontinued segment (net of income
     taxes of $6,850)                                                      11,527                --                --
   Income (loss) from operations of discontinued segment (net of
     income taxes of ($1,650), $2,300, and $2,530, respectively)           (3,226)            3,896             4,288
                                                                        ---------         ---------         ---------
         Income before extraordinary item and cumulative effect
             of accounting change                                          17,909             9,921             4,401
 Extraordinary loss from early extinguishment of debt (net of
     income taxes of $2,200)                                               (3,996)               --                --
 Cumulative effect of accounting change                                    (2,252)               --                --
                                                                        ---------         ---------         ---------
       Net income                                                       $  11,661         $   9,921         $   4,401
                                                                        =========         =========         =========

                                                                                                            ---------

 Net income available to common stockholders                            $  10,991         $   8,886         $   4,401
                                                                        =========         =========         =========

 Basic earnings per common share
     Continuing operations                                              $    0.50         $    0.45         $    0.01
     Discontinued operations                                                 0.45              0.35              0.45
     Extraordinary item                                                     (0.22)               --                --
     Cumulative effect of accounting change                                 (0.12)               --                --
                                                                        ---------         ---------         ---------
         Net income                                                     $    0.61         $    0.80         $    0.46
                                                                        =========         =========         =========

 Diluted earnings per common share
     Continuing operations                                              $    0.49         $    0.43         $    0.01
     Discontinued operations                                                 0.45              0.34              0.44
     Extraordinary item                                                     (0.22)               --                --
     Cumulative effect of accounting change                                 (0.12)               --                --
                                                                        ---------         ---------         ---------
         Net income                                                     $    0.60         $    0.77         $    0.45
                                                                        =========         =========         =========

 Weighted average common shares outstanding
     Basic                                                                 18,040            11,090             9,553
                                                                        =========         =========         =========
     Diluted                                                               18,267            11,665             9,778
                                                                        =========         =========         =========



The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                          Stockholders' Equity
                                           -------------------------------------------------------------------------------------
                                           Number of                    Additional                      Other
                                             Shares          Par          Paid-in       Retained    Comprehensive
                                             Issued         Value         Capital       Earnings    Income (loss)       Total
                                           ---------      ---------      ---------      ---------   -------------     ---------

Balance, January 1, 1998                       9,130      $       9      $  21,906      $   4,884      $      15      $  26,814

Net income                                        --             --             --          4,401             --          4,401
Cumulative translation
  adjustments                                     --             --             --             --            456            456
                                                                                                                      ---------
    Total comprehensive income                                                                                            4,857
                                                                                                                      ---------

Issuance of common stock                         138             --            677             --             --            677
Purchase of treasury stock                        --             --         (1,838)            --             --         (1,838)
Exercise of stock options and warrants           405             --          1,983             --             --          1,983
Conversion of debt                               534              1          2,267             --             --          2,268
                                           ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1998                    10,207             10         24,995          9,285            471         34,761

Net income                                        --             --             --          9,921             --          9,921
Cumulative translation
  adjustments                                     --             --             --             --          3,015          3,015
                                                                                                                      ---------
    Total comprehensive income                                                                                           12,936
                                                                                                                      ---------

Issuance of common stock                       1,438              1         12,028             --             --         12,029
Purchase of treasury stock                        --             --         (1,224)            --             --         (1,224)
Exercise of stock options                        141             --            732             --             --            732
Conversion of debt                               564              1          3,332             --             --          3,333
Conversion of preferred stock                    261              1          2,006             --             --          2,007
Issuance of warrants                              --             --          5,928             --             --          5,928
Preferred stock dividends
  and accretion                                   --             --             --         (1,035)            --         (1,035)
                                           ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 1999                    12,611             13         47,797         18,171          3,486         69,467

Net income                                        --             --             --         11,661             --         11,661

Cumulative translation
  adjustments                                     --             --             --             --        (27,735)       (27,735)
                                                                                                                      ---------
    Total comprehensive loss                                                                                            (16,074)
                                                                                                                      ---------

Issuance of common stock                       6,652              7         60,917             --             --         60,924
Exercise of stock options                         49             --            269             --             --            269
Conversion of redeemable securities              339             --          2,669             --             --          2,669
Warrants issued                                   --             --          8,841             --             --          8,841
Purchase of treasury stock                        --             --         (1,992)            --             --         (1,992)
Retirement of treasury stock                  (1,028)            (1)             1             --             --             --
Preferred stock dividends
  and accretion                                   --             --             --           (670)            --           (670)
                                           ---------      ---------      ---------      ---------      ---------      ---------

Balance, December 31, 2000                    18,623      $      19      $ 118,502      $  29,162      $ (24,249)     $ 123,434
                                           =========      =========      =========      =========      =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                             2000               1999             1998
                                                           ---------         ---------         ---------
Cash flows from operating activities:
  Net income                                               $  11,661         $   9,921         $   4,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           34,566            14,134             4,157
      Write-off of deferred loan costs                         4,857                --                --
      Interest paid in kind                                    5,806                --                --
      Minority interest in income of subsidiary                  995             1,551             1,672
      Equity interest in earnings of affiliate                  (554)             (230)               --
      Gain on insurance settlement                                --            (4,069)               --
      (Gain) loss on sale or disposal of properties          (29,554)              118              (360)
      Cumulative effect of accounting change                   2,252                --                --
      Deferred income taxes                                   (2,797)            3,402               913
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                    3,654            (2,246)             (886)
        Other current assets                                   2,455            (4,102)           (8,080)
        Accounts payable                                       2,239             3,244             2,411
        Accrued expenses                                       5,759             3,326               720
        Other liabilities                                      4,071            (2,295)               --
        Deposits and other                                      (977)           (1,254)              512
                                                           ---------         ---------         ---------
          Net cash provided by operating activities           44,433            21,500             5,460
                                                           ---------         ---------         ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                  (62,499)          (51,391)          (28,129)
  Proceeds from sale of properties and investments            96,654             1,163             2,089
  Acquisitions, net of cash acquired                        (148,922)           (8,453)           (1,757)
  Deposit on purchase agreement                                   --                --            (1,962)
  Cash held in discontinued operations                            --              (656)             (674)
  Change in restricted cash in escrow                         (4,539)               --                --
  Deferred acquisition costs and other                        (2,711)              639              (613)
                                                           ---------         ---------         ---------
          Net cash used in investing activities             (122,017)          (58,698)          (31,046)
                                                           ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   549,235           182,085            56,007
  Principal payments on long-term debt                      (448,107)         (150,183)          (35,724)
  Sale of convertible preferred stock                             --             4,095             7,515
  Sale of common stock                                            --            11,868             1,032
  Proceeds from exercise of stock options                        234               581               871
  Preferred stock dividends paid                                (289)             (843)               --
  Purchase of treasury stock                                  (1,992)           (1,224)           (1,838)
  Deferred financing costs paid                              (18,980)           (2,755)             (937)
                                                           ---------         ---------         ---------
          Net cash provided by financing activities           80,101            43,624            26,926
                                                           ---------         ---------         ---------

Net increase in cash                                           2,517             6,426             1,340
Effect of exchange rates on cash                              (1,025)               87                --
Cash, beginning of period                                     11,598             5,085             3,745
                                                           ---------         ---------         ---------
Cash, end of period                                        $  13,090         $  11,598         $   5,085
                                                           =========         =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (the "Company"). All of RailAmerica's consolidated subsidiaries are wholly-owned except Empresa De Transporte Ferroviario S.A. ("Ferronor"), a Chilean railroad, in which the Company has a 55% equity interest. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

         The Company's principal operations consist of rail freight transportation in North America, Chile and Australia. The Company hauls varied products for its customers corresponding to their local operating areas, primarily paper and forest products and agricultural commodities in North America, agricultural commodities in Australia and iron ore and nitrates in Chile.

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

         Concentration of Credit Risk

         The Company maintains its cash in demand deposit accounts which at times may exceed insurance limits. As of December 31, 2000, the Company had approximately $3.9 million of cash in excess of insurance limits.

         Property, Plant and Equipment

         Property, plant and equipment are recorded at historical cost. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition. Improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on sales and retirements of properties are included in the determination of the results of operations. The Company periodically review its assets for impairment by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         the excess of the recorded amounts over their fair value.

         Depreciation has been computed using the straight-line method based on estimated useful lives as follows:

            Buildings and improvements                            20-33 years
            Railroad track                                        30-40 years
            Railroad track improvements                            3-10 years
            Locomotives, transportation and other equipment        5-30 years
            Office equipment                                       5-10 years

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

         Revenue Recognition

         The Company recognizes transportation revenue after services are provided. For the years ended December 31, 2000, 1999 and 1998, 9%, 27% and 62%, and 19%, 15% and 30%, of the Company's North American revenue was derived from interchanging with Burlington Northern Santa Fe Railway and CSX Transportation, respectively. For the years ended December 31, 2000 and 1999, 25% and 20%, 24% and 4%, and 10% and 29%,
         of the Company's North American revenue was derived from interchanging with Canadian National Railway, Union Pacific Railroad and Canadian Pacific Railway, respectively. The Company had two customers in Chile who represented 38% and 44%, respectively, in 2000 and 43%and 40%, respectively, in 1999 of the Chilean revenue. Two customers in Australia represented 19% and 17% in 2000, and 21% and 19% in 1999, respectively, of the Australian revenue.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         Foreign Currency Translation

         The financial statements and transactions of the Company's foreign operations are maintained in their functional currency, except for Chile, where the U.S. dollar is used as the functional currency. Where functional currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into United States dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Furthermore, the accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative. The Company adopted SFAS No. 133 on January 1, 2001, and will record a liability of approximately $7 million, net of income taxes of $3 million, with a corresponding charge to equity relating to the interest rate swaps in the first quarter of 2001.

2.       EARNINGS PER SHARE

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2000 and 1999, income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling 4.3 million, 1.8 million and 0.3 million were excluded from the diluted earnings per share calculation for the years ended December 31, 2000, 1999 and 1998, respectively, as well as assumed conversion of $29.2 million in 2000 and $26.5 million in 1999 of convertible preferred stock and convertible debentures, as such securities are anti-dilutive for both periods.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       EARNINGS PER SHARE, continued

         The following is a summary of the net income available for common stockholders and weighted average shares for the diluted calculation (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            2000           1999           1998
                                                          --------       --------       --------
         Income from continuing operations                $  9,608       $  6,025       $    113
         Preferred stock dividends and accretion              (670)        (1,035)            --
         Interest on convertible debt                           --             42             --
                                                          --------       --------       --------
         Income available to common stockholders          $  8,938       $  5,032       $    113
                                                          ========       ========       ========

         Basic weighted average shares outstanding          18,040         11,090          9,553
         Assumed conversion of options and warrants            227            379            225
         Assumed conversion of convertible debt                 --            196             --
                                                          --------       --------       --------
         Diluted weighted average shares outstanding        18,267         11,665          9,778
                                                          ========       ========       ========

 3.      DISCONTINUED OPERATIONS

         In February 2000, the Company finalized its plan to sell its trailer manufacturing operations. The trailer manufacturing operations consisted of Kalyn/Siebert, L.P. ("KSLP") and Kalyn/Siebert Canada ("KSC"). This business has been accounted for as a discontinued operation and results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         In December 2000, the Company sold KSLP for $32.5 million in cash including $3.5 million which is in escrow at December 31, 2000. A gain of $21.0 was recognized. In December 2000, the Company sold substantially all of the assets and business of KSC for $6 million in cash including $2 million which is in escrow at December 31, 2000. A loss of $2.6 million was recognized.

         Total revenue for the trailer manufacturing business was $34.7 million, $44.3 million and $39.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense of $7.3 million was charged to the manufacturing business in 2000, representing the interest expense for the portion of the asset sale bridge note which was repaid with the proceeds from the sale of the trailer manufacturing business. Income (loss) before income taxes for the trailer manufacturing business was ($5.8) million, $6.2 million and $6.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total assets in this business as of December 31, 1999 were $28.8 million. Total liabilities in this business as of December 31, 1999 were $13.9 million.

4.       ACQUISITIONS

         On February 4, 2000, the Company acquired RailTex, Inc. for $128 million in cash, assumption of $105.3 million in debt and 6.6 million shares of the Company's common stock, valued at $60.9 million. RailTex, the operator of 25 railroads over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. This transaction was financed partially through the issuance of new debt (see Note 8).

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       ACQUISITIONS, continued

         As part of the purchase price and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees.

         On September 3, 1999, the Company acquired The Toledo, Peoria and Western Railroad Corporation ("TPW") for $18 million (including the repayment of indebtedness), subject to certain adjustments. The Company funded the acquisition through its revolving line of credit.

         On July 26, 1999, the Company acquired RaiLink Ltd ("RaiLink") for approximately $49.8 million. RaiLink and its 26.3% owned affiliate, Quebec Railway Corporation, operated 11 regional railways covering approximately 2,500 miles of track in Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick. A portion of the funding for the transaction was provided by the Company's revolving line of credit. The balance of the funding came from a private offering of the Company's junior convertible subordinated debt. During the fourth quarter of 2000, the Company sold its interest in the Quebec Railway Corporation(see Note 5).

         On April 30, 1999, the Company acquired the assets and liabilities comprising the railroad freight business of V/Line Freight Corporation ("VLF"), a corporation established by the Government of the State of Victoria, Australia. VLF was established in March 1997 as part of Victoria's transportation privatization process and assumed many of the activities formerly carried out by the V/Line Freight business unit of the Public Transportation Corporation of the Government of Victoria.

         Under the Sale of Assets Agreement the Company acquired all of the locomotives, wagons, motor vehicles, equipment, stock, spare parts inventory and accounts receivable, certain business, brand and trade names and trademarks, and the outstanding business contracts of VLF for a purchase price of $49.0 million. In connection with the acquisition, Freight Australia also entered into other agreements, including a primary infrastructure lease with the Director of Public Transport of Australia and various facilities leases, access agreements, maintenance and service agreements and other miscellaneous agreements. Pursuant to the infrastructure lease, Freight Australia received a 45-year lease of the non-electrified intrastate Victorian railway tracks and infrastructure. Freight Australia prepaid in cash the net present value of the rental payments for the infrastructure lease totaling approximately $54.0 million. Freight Australia commenced operations of the rail-based freight business on May 1, 1999. The acquisition of VLF was financed through the issuance of a $100 million bridge note, which has since been repaid.

         All of the above acquisitions were accounted for as purchases and their results have been included since the dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if these acquisitions had occurred at the

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  4.     ACQUISITIONS, continued

         beginning of 2000 and 1999 and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. (In thousands except earnings per share)

                                                                              2000                   1999
                                                                            --------             --------------
               Operating revenue                                       $     372,010          $    365,452
               Income from continuing operations                       $      11,708          $     12,734
               Earnings per share - continuing operations
                     Basic                                             $        0.59          $       0.65
                     Diluted                                           $        0.57          $       0.61

         The significant adjustments related to the above years represent the inclusion of revenue in Australia for track access fees which were previously paid to the government, elimination of certain operating costs, elimination of costs related to the acquisitions, inclusion of depreciation differences on the revaluation of property, plant and equipment, additional interest expense based on an increase in long-term obligations, amortization of intangible assets and the related income tax effects.

5.       DISPOSITIONS

         During 2000, the Company sold several non-core railroads and various other non-core assets for total proceeds of $44.0 million, resulting in a net gain of $11.2 million.

         During 1997, the Company sold substantially all the assets of Gettysburg Railway ("GBR") to a company owned by its Vice Chairman, for $1.45 million, which consisted of cash of $0.3 million, an $0.8 million promissory note and a $0.35 million mortgage note at an interest rate of 8.5%. The promissory note and mortgage note were collateralized by the land, buildings and track assets of Gettysburg Railway. A gain of approximately $0.2 million was recognized on the transaction. As of December 31, 2000, $1.15 million of notes receivable from related parties are included in accounts and notes receivable on the consolidated balance sheet. All obligations were paid in full in February 2001.

6.       OTHER BALANCE SHEET DATA

         Other current assets consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                      2000              1999
                                                                                    ----------       ---------
            Track supplies                                                         $    10,068       $  9,929
            Prepaid expenses and other                                                   9,483           3,500
                                                                                    ----------       ---------
                                                                                   $    19,551       $ 13,429
                                                                                   ===========       ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  6.     OTHER BALANCE SHEET DATA, continued

         Accrued liabilities consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                      2000               1999
                                                                                  ------------        --------------
            Accrued interest expense                                               $    10,727        $      820
            Accrued compensation and benefits                                            5,633             1,160
            Other accrued liabilities                                                   30,945            13,399
                                                                                   -----------        ----------
                                                                                   $    47,305        $   15,379
                                                                                   ===========        ==========

         Other assets consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                      2000              1999
                                                                                  ------------      ------------
            Deferred loan costs, net                                               $    16,808       $    6,657
            Deposits and other                                                           7,831            8,775
                                                                                   -----------       ----------
                                                                                   $    24,639       $   15,432
                                                                                   ===========       ==========

         Deferred loan costs are being amortized utilizing the interest method over the term of the respective term loans.

         Other liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                                         2000              1999
                                                                     -----------       ------------
             Minority interest                                          $ 10,484         $  9,489
             Accrued liabilities                                          10,970               --
             Long service leave                                            6,565            7,663
             Annual leave                                                  3,677            6,087
             Other                                                         3,348            2,624
                                                                        --------          -------
                                                                        $ 35,044          $25,863
                                                                        ========          =======

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                       2000                1999
                                                                                  --------------      --------------
              Land                                                               $     127,737     $     34,345
              Buildings and improvements                                                14,665            8,683
              Railroad track and improvements                                          460,108          186,670
              Locomotives, transportation and other equipment                          151,786          135,309
                                                                                 -------------     ------------
                                                                                       754,296          365,007
              Less accumulated depreciation                                             39,276           17,390
                                                                                 -------------     ------------
                                                                                 $     715,020     $    347,617
                                                                                 =============     ============

         Depreciation expense was approximately $25.1 million, $9.2 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PROPERTY, PLANT AND EQUIPMENT, continued

         In the fourth quarter of 1999, a $4.1 million gain was recognized on an insurance settlement from an accident which destroyed certain locomotives and railcars in Australia.

         During 2000, the Company completed $22.2 million in locomotive sale/leaseback transactions.

 8.      LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000 and 1999 (in thousands):

                                                                                            2000           1999
                                                                                         ----------     ----------
         Senior credit facilities.  See below                                             $ 319,714  $     121,005

         Credit facility with Banco de Desarrollo, see below                                 10,462         10,261

         Credit facility with Banco Security, interest rate of
              7.12% - 8.4%                                                                    7,499          5,102

         Mortgage note payable, bearing interest at 7.85%, due in fixed monthly installments of $46 (including interest), with
              a final payment of $4,827 in January 2010.  Corporate
              office building serves as collateral                                            5,927          6,000

         Other long-term debt                                                                15,254         20,459
                                                                                          ---------     ----------
                                                                                            358,856        162,827
            Less current maturities                                                          20,558         17,811
                                                                                          ---------     ----------
                   Long-term debt, less current maturities                                $ 338,298     $  145,016
                                                                                          =========     ==========


         In February 2000, the Company entered into a credit agreement and two bridge notes in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (i) a $125 million Term A loan, initially bearing interest at LIBOR plus 3.00% (9.72% at December 31, 2000), (ii) a $205 million Term B loan, initially bearing interest at LIBOR plus 3.25% (9.97% at December 31, 2000), and (iii) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10.0 million of Australian dollar denominated loans with an initial interest rate of LIBOR plus 3.00%. All of the capital stock of all the Company's U.S. subsidiaries serve as collateral for the credit facilities. As of December 31, 2000, the two bridge notes have been repaid. (See Note 9).

         The Term A loan requires principal payments of 5% in 2000, 10% in 2001, 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005. The outstanding balance as of December 31, 2000 of the Term A loan, Term B loan and revolving loan are $110.4 million, $191.6 million and $17.7 million, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.        LONG-TERM DEBT, continued

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

         In connection with the February 2000 debt refinancing, including the refinancing of RailTex's debt, the Company recorded an extraordinary charge of $2.2 million for early extinguishments of debt, net of income taxes.

         In February 1999, Ferronor refinanced certain short-term debt with Banco de Desarrollo. The refinancing consists of two credit lines. The first credit line is a $5.0 million facility which bears interest at the interbank cost plus 1.75% (9.05% at December 31, 2000) with interest to be paid over 120 equal monthly installments and principal to be paid over 96 equal installments beginning two years from the funding. The second credit line is a $7.7 million facility which bears interest at LIBOR plus 2.75%(10.05% at December 31, 2000) and is payable in 120 equal monthly installments (including interest).

         The aggregate annual maturities of long-term debt are as follows (in thousands):

                      2001                                   $   20,558
                      2002                                       26,653
                      2003                                       29,251
                      2004                                       33,109
                      2005                                       52,089
                      Thereafter                                197,196
                                                              ---------
                                                              $ 358,856
                                                              =========

         During the years ended December 31, 2000, 1999 and 1998 interest of approximately $1,257, $1,386 and $465, respectively, was capitalized for on-going capital improvement projects.

         On May 4, 2000, the Company entered into two interest rate swap agreements for a total notional amount of $212.5 million. The agreements, which have a term of three years, require the Company to pay a fixed interest rate of 7.23% while receiving a variable interest rate equal to the 90 day LIBOR rate.

         Leases

         The Company entered into equipment finance leases for certain tractors, trailers and other equipment expiring at various times through 2003. Certain of these leases are accounted

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT, continued

         for as capital leases. The financing of the purchase of the tractors, trailers and equipment under these capital leases was capitalized using the implicit interest rate at the inception of the respective leases.

         Minimum annual lease commitments at December 31, 2000 are as follows (in thousands):

                                               CAPITAL           OPERATING
                                               LEASES             LEASES
                                               ------             ------

            2001                             $   1,240            $ 12,587
            2002                                 1,268              11,051
            2003                                    60              10,014
            2004                                    --               9,219
            2005                                    --               8,242
            Thereafter                              --              23,478
                                            ----------             --------
             Total                          $    2,568             $ 74,591
                                            ===========            ========

         Rental expense under operating leases was approximately $9.0 million, $3.4 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9.      SUBORDINATED DEBT

         In August 2000, RailAmerica Transportation Corp. ("RTC"), the Company's wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company's common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. All of the Company's U.S. subsidiaries are guarantors of the senior subordinated notes. The net proceeds received from the issuance of the units were used to pay $115.0 million of bridge notes and approximately $1.8 million of term loans under the Company's senior credit facilities, resulting in an extraordinary charge of $1.8 million, net of taxes, associated with the early extinguishment of debt.

         In connection with the issuance of the bridge notes for the RailTex acquisition, the purchasers of such notes received 0.433 million warrants to purchase common stock at an exercise price of $7.75 per share, expiring in 2010.

         In connection with the financing for VLF, the Company issued to a bank warrants to acquire 750,000 shares of the Company's Common Stock at an exercise price of $9.75 per share and warrants to acquire 50,000 shares of the Company's common stock at an exercise price of $7.79 per share. The bridge loan was repaid in February 2000 in conjunction with the acquisition of RailTex.

         In addition to the bridge loan Freight Australia issued approximately $2.0 million in subordinated debt to a vendor of Freight Australia ("Vendor Debt"). The Company also issued $2.64 million of convertible debt in lieu of cash payments for fees owed to its

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       SUBORDINATED DEBT, continued

         investment banker in the transaction. The convertible debt was converted in July 1999 into 272,415 shares of common stock.

         In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par plus accrued interest, in whole or in part, if the closing price of RailAmerica's common stock is above 200% of the conversion price for 10 consecutive trading days. During 2000, $350,000 of the junior convertible subordinated debentures were converted into common stock.

         The Company recognized a $2.3 million charge in the fourth quarter of 2000 for the beneficial conversion feature included in the junior convertible subordinated debentures. This charge is shown as the cumulative effect of accounting change.

10.      REDEEMABLE PREFERRED STOCK

         In January 1999, the Company completed a private offering of $11.6 million of Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of Preferred Stock at a price of $25 per share. The Preferred Stock pays annual dividends of 7.5%, is convertible into shares of the Company's common stock at a price of $8.25 per share and is non-voting. The Preferred Stock is mandatorily redeemable 5 years from its issuance. During 1999, 86,000 shares of the Preferred Stock were converted and 100,000 shares were converted in 2000. Accretion of costs were $119,681 and $192,510 for the years ended December 31, 2000 and 1999 respectively.

         A company owned by a director of the Company served as the exclusive placement agent for the Company's private placement which had a final close in January 1999. A portion of the proceeds were received by the Company and closed in December 1998. The Company paid a total of $0.8 million in placement fees and cost reimbursements during December 1998 and the first quarter of 1999 on this transaction and issued two-year warrants to purchase 140,727 shares of common stock at an exercise price of $8.25 per share. The warrants expired unexercised on January 31, 2001.

11.      COMMON STOCK TRANSACTIONS

         In June 2000, the Company engaged an investment banking firm to assist the Company's Board of Directors in evaluating the issuance of the senior subordinated notes, for which it issued three-year warrants to purchase 150,000 shares of the Company's common stock. Of these warrants, 75,000 are at an exercise price of $5.50 and 75,000 are at an exercise price of $6.50.

         In August 1999, the Company issued warrants to purchase 676,363 shares of common stock to the investors in the private offering of its junior convertible subordinated debentures. The warrants are exercisable through August 5, 2004 at an exercise price of $10.50 per share, subject to adjustment under selected circumstances. Warrants to purchase 200,000 shares of common stock at an exercise price of $10.50 per share through July 31, 2001 were issued to the placement agent in connection with the private offering.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMON STOCK TRANSACTIONS, continued

         In August 1998, the Company's Board of Directors authorized a share repurchase program to buy back up to 1,000,000 shares of its common stock (limited to $2 million per year pursuant to the new senior credit facilities). As of December 31, 2000, the Company had purchased 756,650 shares with a total cost of $5.1 million. The shares were retired in 2000.

         In March 1999, the Company completed a private placement of approximately $12.5 million of restricted common stock. Pursuant to the offering, the Company sold approximately 1.4 million shares of its common stock at a price of $8.81 per share and issued approximately 212,000 warrants to purchase an equivalent number of shares of common stock at an exercise price of $10.13 per share within one year of the transaction's closing date. A company owned by one of the Company's directors acted as placement agent and received approximately $0.4 million in fees and cost reimbursement and one-year warrants to purchase 141,504 shares of the Company's common stock at an exercise price of $10.13. All of the warrants issued for this transaction expired unexercised on March 3, 2000.

12.      INCOME TAX PROVISION

         Income before income taxes for the years ended December 31, 2000, 1999 and 1998 consists of (in thousands):

                                     2000           1999           1998
                                   --------       --------       --------

         Domestic                  $ (8,723)      $  2,868       $  3,941
         Foreign subsidiaries        26,334          8,566          1,990
                                   --------       --------       --------
                                   $ 17,611       $ 11,434       $  5,931
                                   ========       ========       ========

         The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of (in thousands):

                                             2000          1999          1998
                                            -------       -------       -------
         Federal income taxes:
            Current                         $   334       $    15       $   232
            Deferred                          2,494         1,234         1,039
                                            -------       -------       -------
                                              2,828         1,249         1,271
                                            -------       -------       -------
         State income taxes:
            Current                             700           149           281
            Deferred                         (1,548)         (106)          (55)
                                            -------       -------       -------
                                               (848)           43           226
                                            -------       -------       -------
         Foreign income taxes:
            Current                           2,435           857            33
            Deferred                          1,535         2,197            --
            Change in tax law                    --        (2,835)           --
                                            -------       -------       -------
                                              3,970           219            33
                                            -------       -------       -------
            Total income tax provision      $ 5,950       $ 1,511       $ 1,530
                                            =======       =======       =======

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAX PROVISION, continued

         The following summarizes the total income tax provisions for each of the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                          2000          1999          1998
                                         -------       -------       -------

           Continuing operations         $ 2,950       $  (787)      $(1,000)
           Discontinued operations         5,200         2,298         2,530
           Extraordinary item             (2,200)           --            --
                                         -------       -------       -------
           Total income tax provision    $ 5,950       $ 1,511       $ 1,530
                                         =======       =======       =======


         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows (in thousands):

                                                               2000          1999          1998
                                                              -------       -------       -------
         Income tax provision, at 35%                         $ 4,406       $ 1,833       $  (310)
         Net benefit due to difference between U.S. &
                foreign tax rates                                (206)         (561)         (334)
         Net benefit due to tax law changes in Australia           --        (2,835)           --
         Amortization of non-deductible warrants                 (602)          602            --
         Other, net                                              (559)          344
                                                                                             (238)

         Valuation allowance                                      (89)         (170)         (118)
                                                              -------       -------       -------
         Tax provision                                        $ 2,950       $  (787)      $(1,000)
                                                              =======       =======       =======

         The Company files a consolidated U.S. income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company's foreign subsidiaries file income tax returns in their respective jurisdictions.

         The components of deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                   2000            1999
                                                ---------       ---------
         Deferred tax assets:
         Net operating loss carry forwards      $  11,829       $   7,667
         Alternative minimum tax credit             1,125             790
         Accrued expense/reserves                   5,201           4,478
         Other                                      1,128             108
                                                ---------       ---------
             Total deferred assets                 19,283          13,043
         Less:  valuation allowance                  (999)           (321)
                                                ---------       ---------
             Total deferred assets, net            18,284          12,722
         Deferred tax liabilities:
         Property, plant and equipment            107,188          29,162
         Deferred revenue                          (2,478)            495
         Other                                        862           1,875
                                                ---------       ---------
         Net deferred tax liability             $ (87,288)      $ (18,810)
                                                =========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAX PROVISION, continued

         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $1.0 million at December 31, 2000 and $0.3 million at December 31, 1999, respectively. Approximately $0.8 million of the increase in the valuation allowance from December 31, 1999 to December 31, 2000 was related to deferred tax assets acquired in the acquisition of RailTex, Inc.

         The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 2000 (in thousands):

                                                        AMOUNT                      EXPIRATION PERIOD
                                                        ------                      -----------------
         U.S. - Federal                              $   3,086                      2003 - 2020
         U.S. - State                                   48,823                      2001 - 2020
         Chile                                           1,336                      None
         Australia                                      22,322                      None
         Canada                                          2,666                      2004 - 2007
                                                     ---------
                                                     $  78,233
                                                     =========

         As part of certain acquisitions, the Company acquired net operating loss carry forwards for federal and state income tax purposes. The utilization of the acquired tax loss carry forwards is further limited by the Internal Revenue Code Section 382. These tax loss carry forwards expire in the years 2001 through 2010.

         No provision was made in 2000 for U.S. income taxes on undistributed earnings of the Chilean, Canadian or Australian subsidiaries as it is the intention of management to utilize those earnings in their respective operations for an indefinite period of time.

13.      STOCK OPTIONS

         The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 2000, 1999 and 1998 as all stock options were granted with an exercise price at least equal to the market price on the date of grant. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS, continued

         provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share information):

                                                             2000                 1999                 1998
                                                       ---------------      ---------------      ---------------
         Net income - as reported                      $        11,661      $         9,921      $         4,401
                                                       ===============      ===============      ===============
         Net income - pro forma                        $         8,076      $         8,972      $         3,562
                                                       ===============      ===============      ===============

         Basic net income per share - as reported      $          0.61      $          0.80      $          0.46
                                                       ===============      ===============      ===============
         Basic net income per share - pro forma        $          0.41      $          0.72      $          0.37
                                                       ===============      ===============      ===============
         Diluted net income per share - as reported    $          0.60      $          0.77      $          0.45
                                                       ===============      ===============      ===============
         Diluted net income per share - pro forma      $          0.41      $          0.68      $          0.36
                                                       ===============      ===============      ===============


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 41%, 40% and 40%; risk-free interest rate of 6.50%, 5.80% and 5.50%; and expected lives of 5, 10 and 10 years. The weighted average fair value of options granted for 2000, 1999 and 1998 were $4.75, $5.86, and $3.97, respectively.

         Information regarding the above options for 2000, 1999 and 1998 is as follows:

                                                                            Weighted                                 Weighted
                                                      Number of             Average               Number Of          Average
                                                     Outstanding            Exercise               Shares            Exercise
                                                        Shares               Price              Exercisable           Price
                                                    --------------       ---------------      ---------------     ---------------
          Outstanding at January 1, 1998             1,250,900               $4.10
          Granted                                      551,000               $7.35
          Exercised                                   (237,950)              $3.66
          Forfeited                                    (26,949)              $3.58
                                                     ---------                                 --------------
          Outstanding at December 31, 1998           1,537,001               $5.40                  1,234,500          $5.26
          Granted                                      455,000               $8.97
          Exercised                                   (141,168)              $4.35
          Forfeited                                    (10,833)              $5.09
                                                    ----------                                 --------------
          Outstanding at December 31, 1999           1,840,000               $6.34                  1,225,999          $5.40
          Granted                                    1,882,558               $8.08
          Exercised                                    (48,969)              $4.78
          Forfeited                                   (222,498)              $7.64
                                                    ----------                                 --------------
          Outstanding at December 31, 2000           3,451,091               $7.23                  1,937,858          $6.50
                                                    ==========                                 ==============
          Authorized at December 31, 2000            4,525,402
                                                    ==========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS, continued

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           ------------------------------------------------- ---------------------------
                                             WEIGHTED
                                             AVERAGE          WEIGHTED                           WEIGHTED
         RANGE OF                           REMAINING         AVERAGE                            AVERAGE
         EXERCISE           NUMBER         CONTRACTUAL        EXERCISE           NUMBER          EXERCISE
         PRICE            OF OPTIONS           LIFE            PRICE           OF OPTIONS         PRICE
         --------------------------------------------------------------------------------------------------
         $3.40-$5.00          782,450          4.91              $4.24           782,450          $4.24
         $5.01-$7.00          650,391          9.01              $6.32           282,410          $6.28
         $7.01-$9.75        2,018,250          8.61              $8.67           872,998          $8.60
                            ---------                                           --------
                            3,451,091                                          1,937,858
                            =========                                          =========

         In January 1995, the Company established an Employee Stock Purchase Plan open to all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's Common Stock on January 1 or December 31, of any given year, whichever is lower. For the years ended December 31, 2000, 1999 and 1998, 11,749, 16,500 and 18,289 shares of common stock, respectively, were sold to employees under this plan.

14.      NONCASH INVESTING AND FINANCING ACTIVITIES

         Cash paid for interest from continuing operations during 2000, 1999 and 1998 was $41.2 million, $16.3 million and $5.7 million, respectively. Cash paid for income taxes during 2000, 1999 and 1998 was $4.0 million, $1.3 million and $0.2 million, respectively.

                                                                     2000            1999            1998
                                                                   ---------       ---------       ---------
         Acquisition of businesses (in thousands):

              Common stock issued for businesses acquired          $  60,773       $      --       $     453
              Warrants issued for business acquired                       --           3,031              --

              Debt issued for business acquired                      105,376         173,493              --

              Acquisition costs accrued                                   --           4,897              31

              Details of acquisitions:

                  Working capital components, other than cash          6,109          (5,827)           (801)

                  Property and equipment                            (390,468)       (217,965)         (2,484)

                  Other assets                                        (6,980)         (4,834)           (962)

                  Deferred loan costs                                     --          (6,959)             --



                 Goodwill                                                 --            (972)           (355)

                 Notes payable and loans payable                       3,148          35,466           1,921

                 Deferred income taxes payable                        73,120          11,217             440

                 Minority interest                                        --              --              --
                                                                   ---------       ---------       ---------

                       Net cash used in acquisitions               $(148,922)      $  (8,453)      $  (1,757)
                                                                   =========       =========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management believes that the fair value of its senior long-term debt approximates its carrying value for the based on the variable nature of the financing and for all other long-term debt based on current borrowing rates available with similar terms and maturities. The fair value of the senior subordinated notes is $125,450 as of December 31, 2000.

16.      PENSION AND OTHER BENEFIT PROGRAMS

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

         The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan (in thousands) for the year ended December 31, 2000 and the period from August 1, 1999 to December 31, 1999.

                                                                   2000           1999
                                                                  -------        -------
         Change in benefit obligation
                  Benefit obligation at beginning of period       $ 2,853        $ 2,710
                  Service cost                                         47             26
                  Interest cost                                       150             79
                  Plan participants' contributions                     67             38
                  Benefits paid                                        (3)             0
                                                                  -------        -------
                  Benefit obligation at end of period             $ 3,114        $ 2,853
                                                                  =======        =======
             Change in plan assets
                  Fair value of plan assets at beginning
                    of period                                     $ 2,655        $ 2,445
                  Actual return on plan assets                        340            132
                  Employer contributions                               93             37
                  Plan participants' contributions                    116             41
                  Benefits paid                                        (3)             0
                                                                  -------        -------
                  Fair value of plan assets at end of period     $ 3 ,201        $ 2,655
                                                                  =======        =======
             Funded status
                  Prepaid (accrued) benefit cost                 $     87        $  (198)
                                                                  =======        =======
             Rate Assumptions
                  Discount rate                                      7.00%          7.00%
                  Expected return on plan assets                     8.00%          8.00%
                  Rate of compensation increase                      4.50%          4.50%

                                                                      2000           1999
                                                                     -------        -------
              Components of net periodic benefit cost:
                  Service cost                                    $    47        $    26
                  Interest cost                                       150             79
                  Expected return on plan assets                     (147)           (83)
                  Net obligation at date of adoption                   16             17
                                                                  -------        -------
                  Net periodic pension cost                       $    66        $    39
                                                                  =======        =======

         Freight Australia's employees participate in the Victorian government's superannuation funds. The contributions made by Freight Australia are as follows (in thousands) for the year ended December 31, 2000 and the period from May 1, 1999 to December 31, 1999.

                                             2000        1999
                                            ------      ------
         Victorian Superannuation Fund      $  140      $   62
         State Superannuation Fund             972         647
         Transport Fund                        263         194
         Freight Victoria Fund                 161          53
                                            ------      ------
             Total contributions            $1,536      $  956
                                            ======      ======


         Defined contribution - The defined contribution component applies to a majority of the Company's Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee's salary to the plan. Pension expense for the year ended December 31, 2000 and for the period August 1, 1999 to December 31, 1999 for the defined contribution members was $0.2 million and $0.1 million, respectively.

         Profit Sharing Plan

         The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees' contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing six years of service. Employer contributions during the years ended December 31, 2000, 1999 and 1998 were approximately $286,000, $81,000 and $66,000, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.      COMMITMENTS AND CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately $32.5 million against Mackenzie Northern Railway, a wholly-owned subsidiary of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage to approximately $13.0 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

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

         The Company has a $4.7 million contingent obligation, under certain events of default or if line abandonment occurs, to the Canadian National Railroad in connection with its properties. The contingent obligation bears no interest and has no pre-defined terms of payment or maturity.

         The Company's operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 2000 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

18.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into three business segments: North American rail transportation, Australian rail transportation, and Chilean rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.      SEGMENT INFORMATION, continued

         Business and geographical segment information for the years ended December 31, 2000, 1999 and 1998 (dollar amounts in thousands) is as follows:

         YEAR ENDED DECEMBER 31, 2000:

                                                              NORTH AMERICA
                                                      ------------------------------
                                    CONSOLIDATED      UNITED STATES       CANADA          CHILE      AUSTRALIA
                                    ------------      --------------   -------------  ------------  ------------
         Revenue                     $    357,936    $    169,354     $     63,505    $  22,873     $  102,204
         Depreciation and
              amortization           $     26,021    $     14,052     $      4,253    $   2,278     $    5,438
         Income (loss) before
              income taxes           $     12,558    $    (19,194)    $     13,752    $     954     $   17,046
         Interest expense            $     51,096    $     47,811     $        431    $   2,383     $      471
         Total assets                $    839,703    $    635,746     $     83,724    $  57,629     $   62,604
         Capital expenditures        $     62,499    $     24,566     $      9,570    $  10,018     $   18,345

         YEAR ENDED DECEMBER 31, 1999:

                                                              NORTH AMERICA
                                                      ------------------------------
                                    CONSOLIDATED      UNITED STATES       CANADA          CHILE      AUSTRALIA
                                    ------------      --------------   -------------  ------------  ------------
         Revenue                     $    129,818    $     27,166     $     20,179    $  19,115     $   63,358
         Depreciation and
              amortization           $      9,179    $      2,428     $      2,091    $   1,231     $    3,429
         Income (loss) before
              income taxes           $      5,238    $     (2,979)    $        919    $   1,473     $    5,825*
         Interest expense            $     16,287    $      3,926     $      3,203    $   1,595     $    7,563
         Total assets                $    428,932    $    115,295     $     99,038    $  52,022     $  162,577
         Capital expenditures        $     51,391    $     14,604     $     11,841    $  13,389     $   11,557

         YEAR ENDED DECEMBER 31, 1998:

                                                              NORTH AMERICA
                                                      ------------------------------
                                    CONSOLIDATED      UNITED STATES       CANADA          CHILE      AUSTRALIA
                                    ------------      --------------   -------------  ------------  ------------
         Revenue                     $     39,136    $     18,960     $      4,252    $  15,924     $       --
         Depreciation and
              amortization           $      2,544    $      1,838     $        --     $     706     $       --
         Income (loss) before
              income taxes           $       (887)   $     (2,327)    $       (142)   $   1,580     $        2
         Interest expense            $      4,479    $      3,104     $        109    $   1,266     $       --
         Total assets                $    117,081    $     74,628     $      2,672    $  37,786     $    1,995
         Capital expenditures        $     28,129    $     15,109     $        213    $  12,807     $       --

          * - Amount includes $4.1 million casualty gain.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.       UNAUDITED QUARTERLY FINANCIAL DATA

         Quarterly financial data for 2000 is as follows (in thousands except per share amounts)

                                                 FIRST         SECOND           THIRD         FOURTH
                                                QUARTER        QUARTER         QUARTER        QUARTER
                                                -------        -------         -------        -------
         Operating revenue                      $ 81,000       $ 96,047      $ 90,970      $ 89,919
         Operating income                       $ 13,966       $ 23,705      $ 16,837      $ 15,526
         Income (loss) from
           continuing operations                $   (889)      $  7,588      $  1,844      $  1,065
         Net income (loss)                      $ (3,182)      $  7,553      $    237      $  7,053
         Basic income (loss) from
           continuing operations per share      $  (0.06)      $   0.40      $   0.09      $   0.05
         Diluted income (loss) from
           continuing operations per share      $  (0.06)      $   0.36      $   0.09      $   0.05


         Quarterly financial data for 1999 is as follows (in thousands except per share amounts)

                                                 FIRST         SECOND           THIRD         FOURTH
                                                QUARTER        QUARTER         QUARTER        QUARTER
                                                -------        -------         -------        -------
         Operating revenue                      $ 11,062       $ 28,816      $ 39,678      $ 50,262
         Operating income                       $  1,628       $  4,373      $  6,602      $ 12,676
         Income (loss) from
           continuing operations                $     39       $  1,389      $  2,278      $  2,319
         Net income                             $  1,203       $  2,748      $  3,287      $  2,683
         Basic income (loss) from
           continuing operations per share      $  (0.02)      $   0.10      $   0.17      $   0.18
         Diluted income (loss) from
           continuing operations per share      $  (0.02)      $   0.10      $   0.16      $   0.17

         The above amounts differ from those included in the Form 10-Q's filed during 1999 due to the trailer manufacturing segment being included in discontinued operations for all periods reported in these consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

20.  GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc.

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2000


                                                                                               Non
                                                                   Company     Guarantor    Guarantor
                                                    Issuer        (Parent)   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ---------     ---------   ------------  ------------  ------------  ------------
ASSETS

Current Assets:
  Cash                                             $      --     $       7     $   2,943     $  10,140     $      --     $  13,090
  Cash held in escrow                                     --            --         2,525         2,014            --         4,539
  Accounts and notes receivable                           11         1,735        35,682        27,135        (1,699)       62,864
  Other current assets                                    23           829         6,930        11,769            --        19,551
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total current assets                              34         2,571        48,080        51,058        (1,699)      100,044
Property, plant and equipment, net                        48           638       415,961       298,373            --       715,020
Other assets                                          15,018         1,899         3,617         4,105            --        24,639
Investment in and advances to affiliates             450,563       164,772        32,037      (161,811)     (485,561)           --
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total assets                               $ 465,663     $ 169,880     $ 499,695     $ 191,725     $(487,260)    $ 839,703
                                                   =========     =========     =========     =========     =========     =========

LIABILITIES, REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt             $  13,557     $      --     $   1,427     $   7,273     $  (1,699)    $  20,558
  Accounts payable                                        74           537        13,748        25,393            --        39,752
  Accrued expenses                                     9,888         1,280        19,902        16,235            --        47,305
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total current liabilities                     23,519         1,817        35,077        48,901        (1,699)      107,615
Long-term debt, less current maturities              423,818            --      (105,214)       19,694            --       338,298
Subordinated debt                                         --        20,609       117,660         3,142            --       141,411
Deferred income taxes                                (11,664)       (6,842)       92,590        13,204            --        87,288
Minority interest and other liabilities                   --            --        11,500        18,129         5,415        35,044
Redeemable convertible preferred stock                    --         6,613            --            --            --         6,613
Stockholders' equity:
  Common stock                                            --            19           972        27,772       (28,744)           19
  Additional paid-in capital                              --       118,502       310,880        47,314      (358,194)      118,502
  Retained earnings                                   29,990        29,162        36,230        37,818      (104,038)       29,162
  Accumulated other comprehensive income                  --            --            --       (24,249)           --       (24,249)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total stockholders' equity                    29,990       147,683       348,082       (88,655)     (490,976)      123,434
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total liabilities, redeemable preferred
          stock and stockholders' equity           $ 465,663     $ 169,880     $ 499,695     $ 191,725     $(487,260)    $ 839,703
                                                   =========     =========     =========     =========     =========     =========





                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


20. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2000


                                                                                             Non
                                                                Company     Guarantor      Guarantor
                                                  Issuer        (Parent)   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                 ---------     ---------   ------------  ------------  ------------  ------------
Operating revenue                                $      --     $     594     $ 169,353     $ 188,582     $    (593)    $ 357,936
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Operating expenses:
  Transportation                                        --            --        87,897       123,075            --       210,972
  Selling, general and administrative                  530        11,730        34,090        16,336          (593)       62,093
  Gain on sale and impairment of assets (net)         (762)           --       (10,753)          331            --       (11,184)
  Depreciation and amortization                        944           121        12,987        11,969            --        26,021
                                                 ---------     ---------     ---------     ---------     ---------     ---------
        Total operating expenses                       712        11,851       124,221       151,711          (593)      287,902
                                                 ---------     ---------     ---------     ---------     ---------     ---------
        Operating income                              (712)      (11,257)       45,132        36,871            --        70,034
Interest expense                                   (48,428)       (1,910)       (2,247)       (3,365)           --       (55,950)
Interest in equity of subsidiaries                  55,891        25,301            --            --       (81,192)           --
Minority interest and other income (expense)            --             7           223        (1,756)           --        (1,526)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Income from continuing
          operations before income taxes             6,751        12,141        43,108        31,750       (81,192)       12,558
Provision for income taxes                         (11,548)       (3,093)       10,130         7,461            --         2,950
                                                 ---------     ---------     ---------     ---------     ---------     ---------
     Income from continuing operations              18,299        15,234        32,978        24,289       (81,192)        9,608
Discontinued operations:
  Gain on disposal of discontinued segment              --            --        13,527        (2,000)           --        11,527
  Loss from operations of discontinued
    segment                                             --            --        (5,077)        1,851            --        (3,226)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary item             18,299        15,234        41,428        24,140       (81,192)       17,909
Extraordinary loss from early extinguishment
  of debt (net of tax)                              (1,299)       (1,321)       (1,376)           --            --        (3,996)
Cumulative effect of accounting change                  --        (2,252)           --            --            --        (2,252)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
        Net income                               $  17,000     $  11,661     $  40,052     $  24,140     $ (81,192)    $  11,661
                                                 =========     =========     =========     =========     =========     =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

20. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flow
For the Year Ended December 31, 2000


                                                                                                Non
                                                                  Company     Guarantor      Guarantor
                                                    Issuer        (Parent)   Subsidiaries   Subsidiaries Eliminations  Consolidated
                                                   ---------     ---------   ------------   ------------ ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                $ (38,891)    $ (13,640)    $  40,052     $  24,140    $      --         11,661
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    4,594         1,236        15,751        12,985            --        34,566
      Write-off of deferred loan costs                 1,615         1,353           735         1,154            --         4,857
      Interest paid in kind                               --            --         5,806            --            --         5,806
      Minority interest in income of
        subsidiary                                        --            --            --           995            --           995
      Equity interest in earnings of affiliate            --            --            --          (554)           --          (554)
      (Gain) loss on sale or disposal of
        properties                                      (762)           --       (31,857)        3,065            --       (29,554)
      Cumulative effect of accounting change              --         2,252            --            --            --         2,252
      Deferred income taxes                          (13,984)       (4,431)       20,549        (4,931)           --        (2,797)
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                             (356)          745        (2,676)        5,941            --         3,654
        Other current assets                             (23)         (388)       (1,802)        4,668            --         2,455
        Accounts payable                                  74          (240)       (2,977)        5,382            --         2,239
        Accrued expenses                               9,889           295        (2,562)       (1,863)           --         5,759
        Other liabilities                                 --            --         4,671          (600)           --         4,071
        Deposits and other                               263        (1,552)         (392)          704            --          (977)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash provided by operating
            activities                               (37,581)      (14,370)       45,297        51,088            --        44,433
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (52)          (26)      (24,034)      (38,387)           --       (62,499)
  Proceeds from sale of properties                        --            --        80,976        15,678            --        96,654
  Acquisitions, net of cash acquired                      --            --      (148,922)           --            --      (148,922)
  Change in cash in escrow                                --            --        (2,507)       (2,032)           --        (4,539)
  Deferred acquisition costs and other                    --        (2,711)           --            --            --        (2,711)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash used in investing activities          (52)       (2,737)      (94,486)      (24,742)           --      (122,017)
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt           539,150           986         6,040         3,059            --       549,235
  Principal payments on long-term debt               (97,186)      (11,699)     (156,010)     (183,212)           --      (448,107)
  Disbursements/receipts on intercompany debt       (385,991)       29,805       201,256       154,930            --            --
  Proceeds from exercise of stock options                 --           234            --            --            --           234
  Preferred stock dividends paid                          --          (289)           --            --            --          (289)
  Purchase of treasury stock                              --        (1,992)           --            --            --        (1,992)
  Deferred financing costs paid                      (18,340)          (23)         (617)           --            --       (18,980)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash provided by financing
            activities                                37,633        17,022        50,669       (25,223)           --        80,101
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Net (decrease) increase in cash                           --           (85)        1,480         1,123            --         2,517
Effect of exchange rates on cash                          --            --            --        (1,025)           --        (1,025)
Cash, beginning of period                                 --            92         1,464        10,042            --        11,598
                                                   ---------     ---------     ---------     ----------    ---------     ---------
Cash, end of period                                $      --     $       7     $   2,943     $  10,140     $      --     $  13,090
                                                   =========     =========     =========     ==========    =========     =========



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

20. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 1999


                                                                                       Non
                                                      Company        Guarantor      Guarantor
                                                      (Parent)      Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                     ---------      ------------   ------------    ------------    ------------
ASSETS

Current Assets:
  Cash                                               $   3,588       $     274       $   7,736       $      --       $  11,598
  Accounts and notes receivable                          2,480           7,682          32,401          (1,705)         40,857
  Other current assets                                     441             971          12,017              --          13,429
  Net assets of discontinued operation                      --              --          14,996              --          14,996
                                                     ---------       ---------       ---------       ---------       ---------
        Total current assets                             6,509           8,926          67,150          (1,705)         80,880

Property, plant and equipment, net                         733          88,922         257,963              --         347,617

Other assets                                             4,866           1,671           8,895              --          15,432
Investment in and advances to affiliates                92,953         (15,833)         (3,925)        (73,196)             --
                                                     ---------       ---------       ---------       ---------       ---------
        Total assets                                 $ 105,061       $  83,686       $ 330,083       $ (74,901)      $ 443,929
                                                     =========       =========       =========       =========       =========

LIABILITIES, REDEEMABLE PREFERRED
   STOCK  AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt               $       5       $   8,805       $   9,001       $      --       $  17,811
  Accounts payable                                         777           3,936          19,024              (6)         23,732
  Accrued expenses                                         842           2,662          11,875              --          15,379
                                                     ---------       ---------       ---------       ---------       ---------
        Total current liabilities                        1,624          15,403          39,901              (6)         56,922
                                                     ---------       ---------       ---------       ---------       ---------
Long-term debt, less current maturities                 10,708          42,019          93,989          (1,699)        145,016
Subordinated debt                                       20,481              --         101,968              --         122,449
Deferred income taxes                                   (2,411)         18,649            (856)             --          15,382
Minority interest and other liabilities                     --             441          20,007           5,415          25,863
Redeemable convertible preferred stock                   8,830              --              --              --           8,830
Stockholders' equity:
  Common stock                                              12             119          28,259         (28,378)             13
  Additional paid-in capital                            47,645           3,514          20,557         (23,918)         47,797
  Retained earnings                                     18,171           3,542          22,773         (26,315)         18,171
  Accumulated other comprehensive income                    --              --           3,486              --           3,486
                                                     ---------       ---------       ---------       ---------       ---------
        Total stockholders' equity                      65,828           7,174          75,075         (78,611)         69,467
                                                     ---------       ---------       ---------       ---------       ---------
        Total liabilities, redeemable preferred
           stock and stockholders' equity            $ 105,061       $  83,686       $ 330,083       $ (74,901)      $ 443,929
                                                     =========       =========       =========       =========       =========



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

20. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 1999


                                                                                     Non
                                                    Company       Guarantor       Guarantor
                                                   (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  ---------     ------------    ------------    ------------    ------------
Operating revenue                                 $      --       $  27,166       $ 102,652       $      --       $ 129,818
                                                  ---------       ---------       ---------       ---------       ---------
Operating expenses:
  Transportation                                         --          13,490          65,949              --          79,439
  Selling, general and administrative                 4,825           4,374          10,351              --          19,550
  Net gain on sale of assets                             --              --          (3,629)             --          (3,629)
  Depreciation and amortization                         108           2,320           6,751              --           9,179
                                                  ---------       ---------       ---------       ---------       ---------
        Total operating expenses                      4,933          20,184          79,422              --         104,539
                                                  ---------       ---------       ---------       ---------       ---------
        Operating income                             (4,933)          6,982          23,231              --          25,279
Interest expense                                     (1,584)         (3,221)        (15,685)             --         (20,490)
Interest in earnings of subsidiaries                 13,934              --              --         (13,934)             --
Minority interest and other income (expense)             45            (267)            671              --             449
                                                  ---------       ---------       ---------       ---------       ---------
      Income from continuing
          operations before income taxes              7,462           3,494           8,217         (13,934)          5,238
Provision for income taxes                           (2,459)          1,328             345              --            (787)
                                                  ---------       ---------       ---------       ---------       ---------
     Income from continuing operations                9,921           2,166           7,872         (13,934)          6,025
Discontinued operations:
  Income from operations of discontinued
    segments                                             --              --           3,896              --           3,896
                                                  ---------       ---------       ---------       ---------       ---------
        Net income                                $   9,921       $   2,166       $  11,768       $ (13,934)      $   9,921
                                                  =========       =========       =========       =========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

20. GUARANTOR FINANCIAL STATEMENT INFORMATION

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999


                                                                                          Non
                                                           Company       Guarantor      Guarantor
                                                          (Parent)     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                         ---------     ------------    ------------    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                      $  (4,013)      $   2,166       $  11,768       $       --      $   9,921
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            855           2,494          10,785               --         14,134
      Minority interest in income of subsidiary                 --              --           1,551               --          1,551
      Equity interest in earnings of affiliate                  --              --            (230)              --           (230)
      Gain on insurance settlement                              --              --          (4,069)              --         (4,069)
      Loss (gain) on sale or disposal of properties             56             407            (345)              --            118
      Deferred income taxes                                  1,918          (9,181)         10,665               --          3,402
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                    802           5,533          (8,581)              --         (2,246)
        Other current assets                                   175           1,003          (5,280)              --         (4,102)
        Accounts payable                                      (359)         (3,965)          7,568               --          3,244
        Accrued expenses                                      (203)         (1,963)          5,492               --          3,326
        Other liabilities                                       --              --          (2,294)              --         (2,294)
        Deposits and other                                    (245)              4          (1,014)              --         (1,255)
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash provided by operating activities         (1,014)         (3,502)         26,016               --         21,500
                                                         ---------       ---------       ---------       ----------      ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                   (457)        (13,458)        (37,476)              --        (51,391)
  Proceeds from sale of properties                              --             166             998               --          1,163
  Acquisitions, net of cash acquired                            --            (257)         (8,196)              --         (8,453)
  Cash held in discontinued operations                          --              --            (656)              --           (656)
  Deferred acquisition costs and other                         639              --              --               --            639
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash used in investing activities                182         (13,549)        (45,330)              --        (58,698)
                                                         ---------       ---------       ---------       ----------      ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 146,405           8,630              --               --        182,085
  Principal payments on long-term debt                    (126,473)        (18,445)         (5,265)              --       (150,183)
  Disbursements/receipts on intercompany debt              (35,636)         32,287          30,399               --             --
  Sale of convertible preferred stock                        4,095              --              --               --          4,095
  Sale of common stock                                      11,868              --              --               --         11,868
  Proceeds from exercise of stock options                      581              --              --               --            581
  Preferred stock dividends paid                              (843)             --              --               --           (843)
  Purchase of treasury stock                                (1,224)             --              --               --         (1,224)
  Deferred loan costs paid                                  (2,603)           (152)             --               --         (2,755)
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash provided by financing activities         (3,830)         22,320          25,134               --         43,624
                                                         ---------       ---------       ---------       ----------      ---------

Effect of exchange rates on cash                                --              --              87               --             87
                                                         ---------       ---------       ---------       ----------      ---------
Net increase (decrease) in cash                             (4,662)          5,269           5,907               --          6,513
Cash, beginning of period                                    4,754             230             101               --          5,085
                                                         ---------       ---------       ---------       ----------      ---------
Cash, end of period                                      $      92       $   5,499       $   6,008       $       --      $  11,598
                                                         =========       =========       =========       ==========      =========




                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

23. GUARANTOR FINANCIAL STATEMENT INFORMATION

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 1998

                                                                                       Non
                                                   Company         Guarantor        Guarantor
                                                   (Parent)       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   --------       ------------     ------------     ------------     ------------
Operating revenue                                  $     --         $ 18,795         $ 20,341         $     --         $ 39,136
                                                   --------         --------         --------         --------         --------
Operating expenses:
  Transportation                                         --            8,676           13,420               --           22,096
  Selling, general and administrative                 3,978            3,373            1,724               --            9,075
  Net gain on sale of assets                             --             (360)              --               --             (360)
  Depreciation and amortization                         104            1,734              706               --            2,544
                                                   --------         --------         --------         --------         --------
          Total operating expenses                    4,082           13,423           15,850               --           33,355
                                                   --------         --------         --------         --------         --------
        Operating income                             (4,082)           5,372            4,491               --            5,781
  Interest expense, net                                (344)          (3,721)            (879)              --           (4,944)
  Interest in earnings of subsidiaries                7,241               --               --           (7,241)              --
  Minority interest in income of subsidiary            (155)             147           (1,716)              --           (1,724)
                                                   --------         --------         --------         --------         --------
        Income from continuing operations before
            income taxes                              2,660            1,798            1,896           (7,241)            (887)
 Provision for income taxes                          (1,741)             551              190               --           (1,000)
                                                   --------         --------         --------         --------         --------
        Income from continuing operations             4,401            1,247            1,706           (7,241)             113
Discontinued operations

    Loss from operations of discontinued Motor
     Carrier segment                                     --               --            4,288               --            4,288
                                                   --------         --------         --------         --------         --------
             Net Income                            $  4,401         $  1,247         $  5,994         $ (7,241)        $  4,401
                                                   ========         ========         ========         ========         ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


23. GUARANTOR FINANCIAL STATEMENT INFORMATION

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 1998



                                                                                            Non
                                                           Company       Guarantor       Guarantor
                                                          (Parent)      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                          --------      ------------    ------------    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                       $ (2,840)       $  1,246        $  5,995        $     --        $  4,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            388           1,904           1,865              --           4,157
      Minority interest in income of subsidiary                 --              --           1,672              --           1,672
      Sale of properties                                        --            (367)              7              --            (360)
      Deferred income taxes                                 (2,102)          2,763             252              --             913
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                   (254)          1,576          (2,208)             --            (886)
        Other current assets                                   (65)           (110)         (7,905)             --          (8,080)
        Accounts payable                                        75          (1,033)          3,369              --           2,411
        Accrued expenses                                       340             303              77              --             720
        Deposits and other                                      82              59             371              --             512
                                                          --------        --------        --------        --------        --------
          Net cash provided by operating activities         (4,376)          6,341           3,495              --           5,460
                                                          --------        --------        --------        --------        --------
Cash flows from investing activities:
  Purchase of property, plant  and equipment                  (132)        (11,615)        (16,382)             --         (28,129)
  Proceeds from sale of properties                              --           2,051              38              --           2,089
  Acquisitions, net of cash acquired                            --              --          (1,757)             --          (1,757)
  Deposit on purchase agreement                             (1,962)             --              --              --          (1,962)
  Cash held in discontinued operations                          --              --            (674)             --            (674)
  Deferred acquisition costs and other                        (606)             (7)             --              --            (613)
                                                          --------        --------        --------        --------        --------
          Net cash used in investing activities             (2,700)         (9,571)        (18,775)             --         (31,046)
                                                          --------        --------        --------        --------        --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  32,021           8,571          15,415              --          56,007
  Principal payments on debt and capital leases            (25,241)         (2,961)         (7,522)             --         (35,724)
  Disbursements/receipts on intercompany debt               (5,162)         (2,226)          7,388              --              --
  Sale convertible preferred stock                           7,515              --              --              --           7,515
  Sale of common stock                                       1,032              --              --              --           1,032
  Proceeds from exercise of stock options                      871              --              --              --             871
  Purchase of treasury stock                                (1,838)             --              --              --          (1,838)
  Deferred loan costs paid                                    (836)           (100)             (1)             --            (937)
                                                          --------        --------        --------        --------        --------
          Net cash provided by financing activities          8,362           3,284          15,280              --          26,926
                                                          --------        --------        --------        --------        --------
Net increase in cash                                         1,286              54              --              --           1,340
Cash, beginning of period                                    3,469             175             101              --           3,745
                                                          --------        --------        --------        --------        --------
Cash, end of period                                       $  4,755        $    229        $    101        $     --        $  5,085
                                                          ========        ========        ========        ========        ========

