Form 10-Q
period 2001-03-31
RAILAMERICA INC /DE
filed 2001-05-15
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

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

      Common Stock, par value $.001 - 18,786,644 shares as of May 11, 2001

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                                                                            PAGE

                                                                                            ----

        PART I.  FINANCIAL INFORMATION........................................................3

               ITEM I.  FINANCIAL STATEMENTS..................................................3

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS.............................................15

        PART II.  OTHER INFORMATION...........................................................21

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................21



PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                RAILAMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2001 and December 31, 2000




                                                                                      March 31,     December 31,
                                                                                        2001            2000
                                                                                      ---------     ------------
                                       ASSETS

Current assets:
  Cash and cash equivalents                                                          $   7,094       $  13,090
  Restricted cash in escrow                                                              2,918           4,539
  Accounts and notes receivable                                                         59,345          62,864
  Other current assets                                                                  18,681          19,551
                                                                                     ---------       ---------
        Total current assets                                                            88,038         100,044
Property, plant and equipment, net                                                     703,914         715,020
Other assets                                                                            22,609          24,639
                                                                                     ---------       ---------
        Total assets                                                                 $ 814,561       $ 839,703
                                                                                     =========       =========

                      LIABILITIES, REDEEMABLE PREFERRED STOCK
                              AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                               $  20,999       $  20,558
  Accounts payable                                                                      40,326          39,752
  Accrued expenses                                                                      47,016          47,305
                                                                                     ---------       ---------
        Total current liabilities                                                      108,341         107,615
Long-term debt, less current maturities                                                335,987         338,298
Subordinated debt                                                                      141,144         141,411
Deferred income taxes                                                                   83,030          87,288
Minority interest and other liabilities                                                 43,364          35,044
                                                                                     ---------       ---------
                                                                                       711,866         709,656
                                                                                     ---------       ---------
Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value;
  1,000,000 shares authorized; 278,400 shares
  issued and outstanding at March 31, 2001 and December 31, 2000                         6,642           6,613
                                                                                     ---------       ---------

Stockholders' equity:
  Common stock, $0.001 par value, 60,000,000 shares authorized; 18,668,802 shares and 18,623,320 shares issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively                                   19              19
  Additional paid-in capital                                                           118,701         118,502
  Retained earnings                                                                     31,813          29,162
  Accumulated other comprehensive income (loss)                                        (54,480)        (24,249)
                                                                                     ---------       ---------
      Total stockholders' equity                                                        96,053         123,434
                                                                                     ---------       ---------
      Total liabilities, redeemable preferred stock and stockholders' equity         $ 814,561       $ 839,703
                                                                                     =========       =========




                   The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2001 and 2000
                   (in thousands, except earnings per share)
                                   (unaudited)

                                                                           2001           2000
                                                                         --------       --------
 Operating revenue                                                       $ 91,955       $ 80,807
                                                                         --------       --------
 Operating expenses:
   Transportation                                                          51,014         49,067
   Selling, general and administrative                                     16,935         11,533
   Net gain on sale of assets                                                (667)            --
   Depreciation and amortization                                            6,730          6,265
                                                                         --------       --------
         Total operating expenses                                          74,012         66,865
                                                                         --------       --------
         Operating income                                                  17,943         13,942
 Interest expense, including amortization costs of $1,096 and $1,148
        respectively                                                      (14,447)       (12,754)
 Non-railroad operations, net                                                (133)            24
 Minority interest and other income (expense)                                 238         (2,623)
                                                                         --------       --------
       Income (loss) from continuing operations before
           income taxes                                                     3,601         (1,411)
 Provision (benefit) for income taxes                                         813           (522)
                                                                         --------       --------
      Income (loss) from continuing operations                              2,788           (889)
 Loss from operations of discontinued segment (net of tax)                     --            (77)
                                                                         --------       --------
         Income (loss) before extraordinary item                            2,788           (966)
 Extraordinary loss from early extinguishment of debt (net of tax)             --         (2,216)
                                                                         --------       --------
       Net income (loss)                                                 $  2,788       $ (3,182)
                                                                         ========       ========

------------------------------------------------------------------------------------------------

 Net income (loss) available to common stockholders                      $  2,629       $ (3,357)
                                                                         ========       ========

 Basic earnings per common share:
     Continuing operations                                               $   0.15       $  (0.06)
     Discontinued operations                                                   --          (0.01)
     Extraordinary item                                                        --          (0.13)
                                                                         --------       --------
         Net income (loss)                                               $   0.15       $  (0.20)
                                                                         ========       ========

 Diluted earnings per common share:
     Continuing operations                                               $   0.14       $  (0.06)
     Discontinued operations                                                   --          (0.01)
     Extraordinary item                                                        --          (0.13)
                                                                         --------       --------
         Net income (loss)                                               $   0.14       $  (0.20)
                                                                         ========       ========

 Weighted average common shares outstanding:
     Basic                                                                 18,642         16,469
                                                                         ========       ========
     Diluted                                                               21,446         16,469
                                                                         ========       ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (unaudited)

                                                            2001            2000
                                                         ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                      $   2,788       $  (3,182)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          7,980           7,966
      Write-off of deferred loan costs                          --           2,546
      Interest paid in kind                                     --           1,266
      Minority interest in income of subsidiary                379            (102)
      Equity interest in earnings of affiliate                  --            (186)
      (Gain) loss on sale or disposal of properties           (667)             33
      Deferred income taxes                                 (7,483)         (6,278)
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                     85           6,502
        Other current assets                                  (382)         (2,073)
        Accounts payable                                     2,705           1,859
        Accrued expenses                                       614           6,188
        Other liabilities                                      416            (539)
        Deposits and other                                     (33)         (5,541)
                                                         ---------       ---------
          Net cash provided by operating activities          6,402           8,459
                                                         ---------       ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                (10,444)         (8,764)
  Proceeds from sale of properties and investments             152              74
  Acquisitions, net of cash acquired                            --        (150,269)
  Cash held in discontinued operations                          --             263
  Change in restricted cash in escrow                        1,534              --
  Deferred acquisition costs and other                        (129)         (1,114)
                                                         ---------       ---------
          Net cash used in investing activities             (8,887)       (159,810)
                                                         ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                  34,321         174,446
  Principal payments on long-term debt                     (36,836)        (15,745)
  Proceeds from exercise of stock options                      370               2
  Purchase of treasury stock                                  (345)         (1,157)
  Deferred financing costs paid                                 --         (13,160)
                                                         ---------       ---------
          Net cash (used in) provided by
            financing activities                            (2,490)        144,386
                                                         ---------       ---------

Net decrease in cash                                        (4,975)         (6,965)
Effect of exchange rates on cash                            (1,021)           (249)
Cash, beginning of period                                   13,090          11,598
                                                         ---------       ---------
Cash, end of period                                      $   7,094       $   4,384
                                                         =========       =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.      BASIS OF PRESENTATION

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

         In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 2000 annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       NEW ACCOUNTING PRONOUNCEMENT

         The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is recorded in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

         As a result of adopting SFAS No. 133, the Company recorded a charge to comprehensive income for the cumulative effect of this charge through December 31, 2000 of $4.4 million which represents the liability recorded for the Company's interest rate swap agreements of $7.1 million, less the tax benefit of $2.7 million.

 3.      EARNINGS PER SHARE

         For the three months ended March 31, 2001 and 2000, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the three months ended March 31, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. Options and warrants totaling 3.3 million were excluded from the diluted earnings per share calculation for the first quarter of 2001 as their impact was anti-dilutive. Additionally, assumed conversion of the convertible preferred stock is anti-dilutive and is not included in the calculation for the three months ended March 31, 2001.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       EARNINGS PER SHARE (continued)

         For the three months ended March 31, 2000, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling 5.1 million were excluded from the diluted earnings per share calculation for the first quarter of 2000 as their impact was anti-dilutive. Assumed conversion of convertible debt and the convertible preferred stock are also anti-dilutive and are not included in the calculation for the three months ended March 31, 2000.

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                                                                              2001           2000
                                                                           --------       --------
         Income (loss) from continuing operations                          $  2,788       $   (889)
         Preferred stock dividends and accretion                               (159)          (175)
                                                                           --------       --------
         Income (loss) from continuing operations available
            to common stockholders (basic)                                    2,629         (1,064)
         Interest on convertible debt                                           279             --
                                                                           --------       --------
         Income (loss) from continuing operations available to common
           stockholders (diluted)                                          $  2,908       $ (1,064)
                                                                           ========       ========

                                                                             2001           2000
                                                                           --------       --------
         Weighted average shares outstanding (basic)                         18,642         16,469
         Options and warrants                                                   591             --
         Convertible debentures                                               2,213             --
                                                                           --------       --------
         Weighted average shares outstanding (diluted)                       21,446         16,469
                                                                           ========       ========

4.      ACQUISITION

        On February 4, 2000, the Company acquired RailTex, Inc. for approximately $128 million in cash, assumption of $111 million in debt and approximately 6.6 million shares of the Company's Common Stock, valued at $60.9 million. RailTex shareholders received $13.50 in cash and two-thirds of a share of RailAmerica common stock in exchange for each share of RailTex stock. This acquisition was accounted for as a purchase and its results have been consolidated since the acquisition date.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                              FOR THE THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                                  2000
                                                            ------------------
                  Operating revenue                               $94,881
                  Loss from continuing operations                 $(1,836)
                  Net loss                                        $(4,129)
                  Net loss per share                               $(0.26)


5.       DISCONTINUED OPERATIONS

         Total revenue for the trailer manufacturing business was $9.4 million for the three months ended March 31, 2000. Loss before income taxes for the trailer manufacturing business was ($0.1) million for the three months ended March 31, 2000.

6.       COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. The following table reconciles net income to comprehensive income for the three-month periods ended March 31, 2001 and 2000.


                                                   Three months ended
                                                        March 31,
                                                  ---------------------
                                                   2001          2000
                                                  -------       -------

         Net income (loss)                      $   2,788     $  (3,182)
         Other compreehensive income (loss):
           Cumulative effect of accounting
             change, net of taxes (see Note 2)     (4,388)           --
           Unrealized loss on derivatives
             designated as hedges, net of
             taxes                                 (1,960)           --
           Change in accumulated translation
             adjustments                          (23,883)       (8,922)
                                                  -------       -------
          Total comprehensive loss              $ (27,443)    $ (12,104)
                                                  =======       =======

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately $32.5 million against Mackenzie Northern Railway, a wholly-owned subsidiary of RailAmerica, and others in connection with a fire that allegedly occurred in 1998. The Company intends to vigorously defend these claims and has insurance coverage to approximately $13 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. Any loss in excess of the Company's insurance policy coverage may materially affect the Company's earnings, cash flow and financial condition.

8.       SEGMENT INFORMATION

         The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada, and the International rail transportation segment includes the operations of the Company's railroad subsidiaries in Chile and Australia. The Company's trailer manufacturing segment, which is excluded from this table, was classified as a discontinued operation and sold during 2000.

         Business segment information for the three months ended March 31, 2001 and 2000 follows (in thousands):

         THREE MONTHS ENDED MARCH 31, 2001:

                                                        NORTH AMERICAN       INTERNATIONAL
                                   CONSOLIDATED            RAILROADS           RAILROADS           CORPORATE AND OTHER
                                   ------------            ---------           ---------           -------------------

         Revenue                     $  91,955            $  61,818            $  29,997               $     140
         Depreciation and
           amortization              $   6,730            $   4,131            $   2,217               $     382
         Operating income
           (loss)                    $  17,943            $  14,122            $   7,047               $  (3,226)
         Total assets                $ 814,561            $ 569,793            $ 120,524               $ 124,244


         THREE MONTHS ENDED MARCH 31, 2000:


                                   CONSOLIDATED          NORTH AMERICAN          INTERNATIONAL   CORPORATE AND OTHER
                                   ------------          --------------          -------------   -------------------
         Revenue                     $ 80,807              $ 49,179                $ 31,342           $    286
         Depreciation and
           amortization              $  6,265              $  4,161                $  1,817           $    287
         Operating income
           (loss)                    $ 13,942              $ 10,437                $  5,735           $ (2,230)
         Total assets                $851,584              $619,421                $201,953           $ 30,210


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

9.       GUARANTOR FINANCIAL STATEMENT INFORMATION

         In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent , the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc.

         RAILAMERICA, INC.
         CONSOLIDATING BALANCE SHEET
         At March 31, 2001

                                                                                           Non
                                                             Company      Guarantor     Guarantor
                                                Issuer      (Parent)     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              ----------   -----------  -------------- ------------- ----------------------------
  ASSETS
  Current Assets:
    Cash                                      $      --     $       6     $     312     $   6,776     $      --     $   7,094
    Cash held in escrow                              --            --         2,075           843            --         2,918
    Accounts and notes receivable                    --         1,733        27,317        31,994        (1,699)       59,345
    Other current assets                            122         2,023         6,498        10,038            --        18,681
                                              ---------     ---------     ---------     ---------     ---------     ---------
          Total current assets                      122         3,762        36,202        49,652        (1,699)       88,038
  Property, plant and equipment, net                 53           616       424,585       278,659            --       703,914
  Other assets                                   13,832         2,381         3,349         3,046            --        22,609
  Investment in and advances to affiliates      440,304       165,099        13,526      (133,999)     (484,930)           --
                                              ---------     ---------     ---------     ---------     ---------     ---------
          Total assets                        $ 454,311     $ 171,859     $ 477,662     $ 197,358     $(486,629)    $ 814,561
                                              =========     =========     =========     =========     =========     =========

  LIABILITIES, REDEEMABLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt      $  15,009     $      --     $   1,343     $   6,346     $  (1,699)    $  20,999
    Accounts payable                                 --           942        16,873        22,511            --        40,326
    Accrued expenses                              4,787         1,572        23,381        17,276            --        47,016
                                              ---------     ---------     ---------     ---------     ---------     ---------
          Total current liabilities              19,796         2,514        41,597        46,133        (1,699)      108,341
  Long-term debt, less current maturities       302,216            --        12,538        21,233            --       335,987
  Subordinated debt                             117,981        20,627            (0)        2,536            --       141,144
  Deferred income taxes                         (24,751)       (8,457)      104,511        11,727            --        83,030
  Minority interest and other liabilities        10,239            --         8,650        19,060         5,415        43,364
  Redeemable convertible preferred stock             --         6,642            --            --            --         6,642
  Stockholders' equity:
    Common stock                                     --            19        (1,345)       30,089       (28,744)           19
    Additional paid-in capital                       --       118,701       310,232        47,996      (358,228)      118,701
    Retained earnings                            35,178        31,813        29,620        38,574      (103,372)       31,813
    Accumulated other comprehensive income       (6,348)           --       (28,141)      (19,990)           --       (54,480)
                                              ---------     ---------     ---------     ---------     ---------     ---------
          Total stockholders' equity             28,829       150,533       310,367        96,669      (490,345)       96,053
                                              ---------     ---------     ---------     ---------     ---------     ---------
          Total liabilities, redeemable
            preferred stock and
            stockholders' equity              $ 454,311     $ 171,859     $ 477,661     $ 197,358     $(486,629)    $ 814,561
                                              =========     =========     =========     =========     =========     =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

9.       GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

         RAILAMERICA, INC.
         CONSOLIDATING STATEMENT OF INCOME
         For the three months ended March 31, 2001


                                                                                          Non
                                                            Company       Guarantor     Guarantor
                                                Issuer      (Parent)     Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                               --------   ------------   ------------- -------------  ------------- --------------
Operating revenue                               $     --      $    120      $ 45,273      $ 46,563      $     --      $ 91,955
                                                --------      --------      --------      --------      --------      --------
Operating expenses:
  Transportation                                      --            --        22,088        28,926            --        51,014
  Selling, general and administrative                 42         3,580         9,427         3,886            --        16,935
  Gain on sale and impairment of assets (net)         --            --          (699)           32            --          (667)
  Depreciation and amortization                      257            30         3,293         3,149            --         6,730
                                                --------      --------      --------      --------      --------      --------
        Total operating expenses                     300         3,610        34,110        35,993            --        74,012
                                                --------      --------      --------      --------      --------      --------
        Operating (loss) income                     (300)       (3,491)       11,163        10,570            --        17,943
Interest expense                                  (2,025)         (507)       (9,473)       (2,442)           --       (14,447)
Non railroad operations                               --            --            --          (133)           --          (133)
Equity in earnings of subsidiaries                 6,613         5,171            --            --       (11,784)           --
Minority interest and other income (expense)          --            --         1,309        (1,071)           --           238
                                                --------      --------      --------      --------      --------      --------
      Income from continuing
          operations before income taxes           4,288         1,173         2,999         6,924       (11,784)        3,601
Provision for income taxes                          (883)       (1,614)        1,204         2,106            --           813
                                                --------      --------      --------      --------      --------      --------
        Net income                              $  5,172      $  2,788      $  1,795      $  4,818      $(11,784)     $  2,788
                                                ========      ========      ========      ========      ========      ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

9.       GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

         RAILAMERICA, INC.
         CONSOLIDATING STATEMENT OF CASH FLOW
         For the three months ended March 31, 2001


                                                                                           Non
                                                              Company    Guarantor      Guarantor
                                                Issuer      (Parent)     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   ------------   ------------   ------------   -------------
Cash flows from operating activities:
  Net income (loss)                              $  5,172      $ 2,788      $ (9,989)     $  4,818      $    --      $  2,788
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 1,157          223         3,356         3,244           --         7,980
      Write-off of deferred loan costs                 --           17           (17)           --           --            --
      Minority interest in income of subsidiary        --           --            --           379           --           379
      Gain on sale or disposal of properties           --           --          (667)           --           --          (667)
      Deferred income taxes                          (885)      (1,615)       (2,217)       (2,766)          --        (7,483)
      Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
        Accounts receivable                            11            2         6,850        (6,778)          --            85
        Other current assets                          (99)      (1,194)         (159)        1,070           --          (382)
        Accounts payable                              (74)         405         2,995          (621)          --         2,705
        Accrued expenses                           (5,101)         240           246         5,229           --           614
        Other liabilities                              --           --            --           416           --           416
        Deposits and other                             --           11           401          (445)          --           (33)
                                                 --------      -------      --------      --------      -------      --------
          Net cash provided by
            operating activities                      181          877           800         4,544           --         6,402
                                                 --------      -------      --------      --------      -------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment            --           (9)       (4,331)       (6,104)          --       (10,444)
  Proceeds from sale of properties                     --           --           152            --           --           152
  Change in cash in escrow                             --           --           450         1,084           --         1,534
  Deferred acquisition costs and other                 --         (129)           --            --           --          (129)
                                                 --------      -------      --------      --------      -------      --------
          Net cash used in
            investing activities                       --         (138)       (3,729)       (5,020)          --        (8,887)
                                                 --------      -------      --------      --------      -------      --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt         34,000           --            27           294           --        34,321
  Principal payments on long-term debt            (36,490)          --          (313)          (33)          --       (36,836)
  Disbursements/receipts on intercompany debt       2,309         (766)          508        (2,051)          --            --
  Proceeds from exercise of stock options              --          370            --            --           --           370
  Purchase of treasury stock                           --         (345)           --            --           --          (345)
                                                 --------      -------      --------      --------      -------      --------
          Net cash (used in) provided by
             financing activities                    (181)        (741)          221        (1,790)          --        (2,490)
                                                 --------      -------      --------      --------      -------      --------
Net decrease in cash                                   --           (2)       (2,707)       (2,266)          --        (4,975)
Effect of exchange rates on cash                       --           --            --        (1,021)          --        (1,021)
Cash, beginning of period                              --            7         2,942        10,141           --        13,090
                                                 --------      -------      --------      --------      -------      --------
Cash, end of period                              $     --      $     5      $    235      $  6,854      $    --      $  7,094
                                                 ========      =======      ========      ========      =======      ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (in thousands)

9. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2000


                                                                                          NON
                                                             COMPANY     GUARANTOR     GUARANTOR
                                                 ISSUER     (PARENT)     SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                --------   -----------   -----------   -----------  ------------   ------------
Operating revenue:                                $    --      $    --      $ 38,013      $ 42,794      $    --      $ 80,807
                                                  -------      -------      --------      --------      -------      --------

Operating expenses:
  Transportation                                       --           --        21,328        27,739           --        49,067
  Selling, general and administrative                  91        2,144         5,729         3,569           --        11,533
  Depreciation and amortization                       171           31         3,229         2,834           --         6,265
                                                  -------      -------      --------      --------      -------      --------
        Total operating expenses                      262        2,175        30,286        34,142           --        66,865
                                                  -------      -------      --------      --------      -------      --------
        Operating (loss) income                      (262)      (2,175)        7,727         8,652           --        13,942
Interest expense                                   (7,682)        (739)         (969)       (3,364)          --       (12,754)
Non-railroad operations, net                           --           --            --            24           --            24
Equity in earnings of subsidiaries                  5,850       (3,182)           --            --       (2,668)
Minority interest and other income (expense)           64           21           174        (2,882)          --        (2,623)
                                                  -------      -------      --------      --------      -------      --------
      (Loss) income from continuing
          operations before income taxes           (2,030)      (6,075)        6,932         2,430       (2,668)       (1,411)
Provision for income taxes                         (2,994)      (1,030)        2,573           929           --          (522)
                                                  -------      -------      --------      --------      -------      --------
     Income (loss) from continuing operations         964       (5,045)        4,359         1,501       (2,668)         (889)
Loss from operations of discontinued
    segments (net of tax)                              --           --            --           (77)          --           (77)
                                                  -------      -------      --------      --------      -------      --------
Income (loss) before extraordinary item               964       (5,045)        4,359         1,424       (2,668)         (966)
Extraordinary loss from early extinguishment
  of debt (net of tax)                                 --       (1,232)          (57)         (927)          --        (2,216)
                                                  -------      -------      --------      --------      -------      --------
        Net income (loss)                         $   964      $(6,277)     $  4,302      $    497      $(2,668)     $ (3,182)
                                                  =======      =======      ========      ========      =======      ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

9. GUARANTOR FINANCIAL STATEMENT INFORMATION

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2000

                                                                                              NON
                                                                COMPANY      GUARANTOR      GUARANTOR
                                                    ISSUER      (PARENT)   SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                  ----------   ----------  -------------   ------------- ------------ ------------
Cash flows from operating activities:
  Net income (loss)                                 $     964      $ (6,277)     $  4,302      $    497      $--     $    (514)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                       912           308         3,403         3,343       --         7,966
      Write-off of deferred loan costs                     --         1,323            14         1,209       --         2,546
      Interest paid in kind                                --            --            --         1,266       --         1,266
      Minority interest in income of subsidiary            --            --            --          (102)      --          (102)
      Equity interest in earnings of affiliate         (5,850)        3,182            --          (186)      --        (2,854)
      Loss on sale or disposal of properties               --            --            33            --       --            33
      Deferred income taxes                            (2,994)       (1,786)        2,575        (4,073)      --        (6,278)
      Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
        Accounts receivable                                --            27         6,102           373       --         6,502
        Other current assets                             (104)         (321)        2,287        (3,935)      --         2,073)
        Accounts payable                                 (419)          459         1,186           633       --         1,859
        Accrued expenses                                6,524           325         1,508        (2,169)      --         6,188
        Other liabilities                                  --            --            --          (539)      --          (539)
        Deposits and other                                 --           501        (3,251)       (2,791)      --        (5,541)
                                                     ---------     --------      --------      --------      ---     ---------
          Net cash (used in) provided by
           operating activities                          (967)       (2,259)       18,159        (6,474)      --         8,459
                                                     ---------     --------      --------      --------      ---     ---------
Cash flows from investing activities:

  Purchase of property, plant and equipment               (15)          (50)       (3,309)       (5,390)      --        (8,764)
  Proceeds from sale of properties                         --            --            74            --       --            74
  Acquisitions, net of cash acquired                 (150,269)           --            --            --       --      (150,269)
  Cash held in discontinued operations                     --            --            --           263       --           263
  Deferred acquisition costs and other                     --        (1,114)           --            --       --        (1,114)
                                                     ---------     --------      --------      --------      ---     ---------
          Net cash used in investing
            activities                               (150,284)       (1,164)       (3,235)       (5,127)      --      (159,810)
                                                     ---------     --------      --------      --------      ---     ---------
Cash flows from financing activities:

  Proceeds from issuance of long-term debt            168,771         1,004           352         4,319       --       174,446
  Principal payments on long-term debt                 (6,075)       (6,713)       (1,058)       (1,899)      --       (15,745)
  Disbursements/receipts on intercompany debt             207        10,228           990       (11,425)      --            --
  Proceeds from exercise of stock options                  --             2            --            --       --             2
  Purchase of treasury stock                               --        (1,157)           --            --       --        (1,157)
  Deferred financing costs paid                       (11,652)           --            --        (1,508)      --       (13,160)
                                                     ---------     --------      --------      --------      ---     ---------
          Net cash provided (used in) by
            financing activities                      151,251         3,364           284       (10,513)      --       144,386
                                                     ---------     --------      --------      --------      ---     ---------
Net decrease in cash                                       --           (59)       15,208       (22,114)      --        (6,965)
Effect of exchange rates on cash                           --            --            --          (249)      --          (249)
Cash, beginning of period                                  --            92         5,499         6,007       --        11,598
                                                     ---------     --------      --------      --------      ---     ---------
Cash, end of period                                 $      --      $     33      $ 20,707      $(16,356)     $--     $   4,384
                                                     =========     ========      ========      ========      ===     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         RailAmerica, Inc. (together with its consolidated subsidiaries, the "Company" or "RailAmerica") is the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. RailAmerica owns, leases, or operates a diversified portfolio of 39 railroads with approximately 11,000 miles of track located in the United States, Australia, Canada, Chile and Argentina. Through its diversified portfolio of rail lines, the Company operates in numerous geographic regions with varying concentrations of commodities hauled. The Company believes that individual economic and seasonal cycles in each region may partially offset each other. The Company recognizes railroad transportation revenue after services are provided.

         On February 4, 2000, the Company acquired RailTex, Inc. ("RailTex") through a merger of one of its wholly-owned subsidiaries with and into RailTex for approximately $128 million in cash, assumption of $111 million in debt and issuance of approximately 6.6 million shares of the Company's common stock valued at $60.9 million. RailTex owned and operated 25 short line freight railroads with approximately 4,100 miles of track concentrated in the Southeastern, Midwestern, Great Lakes and New England regions of the United States and Eastern Canada

         Set forth below is a discussion of the historical results of operations for the Company's North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of its acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                                           DATE OF ACQUISITION
RailTex, Inc. (25 railroads)                               February 4, 2000

The Company disposed of certain railroads during 2000 as follows:

Minnesota Northern Railroad                                August 2000
St Croix Valley Railroad                                   August 2000
South Central Tennessee Railroad                           December 2000
Pittsburgh Industrial Railroad                             December 2000
Ontario L'Orignal Railway                                  December 2000

         As a result, the results of operations for the three months ended March 31, 2001 and 2000 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.

                                             For the Three Months
                                               Ended March 31,
                                            ----------------------
                                              2001        2000
                                             -------     -------
         Operating revenue                   $61,818     $49,179
                                             -------     -------
         Operating expenses:
           Maintenance of way                  6,671       5,228
           Maintenance of equipment            3,217       3,743
           Transportation                     18,585      14,784
           Equipment rental                    3,918       3,778
           General and administrative         11,174       7,048
           Depreciation and amortization       4,131       4,161
                                             -------     -------
           Total operating expenses           47,696      38,742
                                             -------     -------
           Operating income                  $14,122     $10,437
                                             =======     =======

       OPERATING REVENUE. Operating revenue increased by $12.6 million, or 26%, to $61.8 million for the three months ended March 31, 2001 from $49.2 million for the three months ended March 31, 2000. The increase was primarily due to increased carloads as a result of the acquisition of RailTex in February 2000. RailTex generated revenues of approximately $14.1 million for the month of January 2000, which are not included in the Company's 2000 results. In addition, the Company disposed of certain properties during 2000 which generated revenues of $2.1 million during the first three months of 2000.

         North American transportation revenue per carload decreased to $239 in 2001 from $264 in 2000. This decrease is primarily due to the mix of commodities hauled in the first quarter of 2001 and the devaluation of the Canadian dollar. Approximately 25% of the Company's North American revenues are generated in Canada and the Canadian dollar declined approximately 5% in the first quarter of 2001 compared to the first quarter of 2000. North American carloads handled totaled 228,110 for the three months ended March 31, 2001, an increase of 49,740 compared to 178,370 carloads in the prior year period. On a "same railroad" basis, pro forma for the acquisition of RailTex and the sale of certain properties in 2000, carloads increased 4% to 228,110 in 2001 from 219,735 in 2000. Coal traffic increased 28% and bridge traffic increased 12% from the first quarter of 2000. These amounts are partially offset by declines in automobile, lumber products and chemical carloads due to the weak economic conditions in 2001 compared to 2000.

         OPERATING EXPENSES. Operating expenses increased by $9.0 million, or 23%, to $47.7 million for the three months ended March 31, 2001 from $38.7 million for the three months ended March 31, 2000. The increase was due to the acquisition of RailTex in February 2000 which had approximately $12.4 million of operating expenses in January 2000 partially offset by reductions from the sold properties of $1.5 million. In addition fuel prices increased from approximately $1.02 per gallon in 2000 to $1.06 per gallon in 2001. Operating expenses, as a percentage of operating revenue was at 77.2% and 78.8% for the three months ended March 31, 2001 and 2000, respectively. On a "same railroad" basis, pro forma for the acquisition of RailTex and the sale of certain properties in 2000, the operating ratio improved to 77.2% in 2001 from 80.8% in 2000. These improvements resulted primarily from the synergies realized from the RailTex acquisition.

       INTERNATIONAL RAILROAD OPERATIONS

                  The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                  For the Three Months
                                                     Ended March 31,
                                          -------------------------------------
                                               2001               2000
                                          ---------------    ---------------
Operating revenues                               $29,997            $31,342
Operating expenses:
     Transportation                               18,624             21,533
     General and administrative                    2,109              2,257
     Depreciation and amortization                 2,217              1,817
                                          ---------------    ---------------
         Total operating expenses                 22,950             25,607
                                          ---------------    ---------------
             Operating income                     $7,047             $5,735
                                          ===============    ===============

COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         OPERATING REVENUE. Operating revenues decreased $1.3 million, or 4%, to $30.0 million for the three months ended March 31, 2001 from $31.3 million for the three months ended March 31, 2000. Freight Australia's revenues decreased to $23.9 million for the three months ended March 31, 2001 from $26.3 million for the three months ended March 31, 2000, while Ferronor's revenues increased to $6.1 million from $5.0 million during the same periods. The decline in Freight Australia's revenues is primarily due to the 15% decline in the Australian dollar. For the three months ended March 31, 2001 the average exchange rate was $0.53 Australian Dollars to the U.S. Dollar compared to $0.62 for the three months ended March 31, 2000. On a constant currency basis, Freight Australia's revenues increased 8% to $28.4 million for the three months ended March 31, 2001 from $26.4 million for the three months ended March 31, 2000.

         Total carloads were 81,749 for the three months ended March 31, 2001, an increase of 7,758, or 10%, compared to 73,991 for the three months ended March 31, 2000. Freight Australia's and Ferronor's carloads increased to 54,316 and 27,613, respectively, for the three months ended March 31, 2001 from 48,761 and 25,230, respectively, for the three months ended March 31, 2000. The increase in carloads was primarily due to an increase in intermodal traffic during the first quarter of 2001 at Freight Australia compared to the first three months of 2000.

       OPERATING EXPENSES. Operating expenses decreased $2.6 million, or 10%, to $23.0 million for the three months ended March 31, 2001 from $25.6 million for the three months ended March 31, 2000. Freight Australia's operating expenses decreased $3.5 million to $17.8 million for the three months ended March 31, 2001 from $21.3 million for the three months ended March 31, 2000, while Ferronor's operating expenses increased $0.9 million to $5.2 million from $4.3 million during the same periods. Operating expenses, as a percentage of operating revenue, were 76.5% and 81.7% for the three months ended March 31, 2001 and 2000, respectively. The decline in Freight Australia's operating expenses is primarily due the decline in the Australian dollar. However, the improvement in the operating ratio, which is not impacted by the decline in the Australian dollar, is due primarily to increased revenues in Australia while being able to hold costs consistent.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $1.4 million to $3.7 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. The increase was primarily due to the addition of employees and facility costs to manage the acquisitions of TPW, RaiLink, Freight Australia and RailTex, which were acquired in 1999 and 2000.

         INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, increased from $12.8 million for the three months ended March 31, 2000 to $14.4 million for the three months ended March 31, 2001. This increase is primarily due to the acquisition of RailTex in February 2000 and the associated debt which was outstanding for only two months during the three months ended March 31, 2000 as compared to the entire period for the three months ended March 31, 2001.

       The Company has two interest rate swaps to limit its variable interest rate exposure on a total amount of $212.5 million of debt. As a result, the recent interest rate reductions have only benefited the Company to the extent of the unhedged portion of its variable rate debt, approximately $100 million. In May 2001, the Company amended one of its interest rate swap agreements to reduce the fixed interest rate on $137.5 million of debt by approximately 54 basis points resulting in an interest savings of approximately $450,000 for the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $6.4 million for the three months ended March 31, 2001. This amount includes $2.8 million in net income and $8.0 million in depreciation and amortization.

             Cash used in investing activities was $8.9 million for the three months ended March 31, 2001. The primary use of cash during the quarter was the purchase of property, plant and equipment with an aggregate cost of approximately $10.4 million.

       Cash used in financing activities was $2.5 million for the three months ended March 31, 2001. This consisted primarily of the scheduled payments on the Company's Senior Credit Facilities.

         As of March 31, 2001, the Company had a working capital deficit of $20.3 million compared to working capital deficit of $7.6 million as of December 31, 2000. The Company's cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company anticipates using these cash sources to fund anticipated capital expenditures of $35 million for the upgrading of existing rail lines and purchases of locomotives and equipment during the remainder of 2001. To the extent possible, the Company may seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         The Company anticipates debt service for the next twelve months to be approximately $65 million including principal and interest. It is anticipated that a portion of the debt service will be paid from the operating cash flow of Freight Australia. A material change in the currency exchange rate between the U.S. dollar and Australian dollar could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of May 10, 2001, the Company had $29.1 million of availability under the revolving line of credit facility. In addition, the Company has approximately $13.4 million in cash on hand at May 10, 2001.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K.

       There were no reports filed on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RAILAMERICA, INC.

Date:  May 15, 2001
                                                 By: /s/ Bennett Marks
                                                 -----------------------------
                                                 Bennett  Marks
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer