Form 10-Q
period 2001-06-30
RAILAMERICA INC /DE
filed 2001-08-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                           Commission File No. 0-20618

                                RAILAMERICA, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                         65-0328006
 ----------------------------                            ----------------------
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

     Common Stock, par value $.001 - 23,917,131 shares as of August 10, 2001

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001




Part I. FINANCIAL INFORMATION                                                       3

         Item 1.  Financial Statements                                              3

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        16

Part II. OTHER INFORMATION                                                          22

         Item 2. Changes in Securities and Use of Proceeds                          22

         Item 4. Submission of Matters to a Vote of Security Holders                22

         Item 6. Exhibits and Reports on Form 8-K                                   22



ITEM 1. FINANCIAL STATEMENTS

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   (unaudited)
                                                                                     June 30,       December 31,
                                                                                       2001            2000
                                                                                   -----------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $  29,872       $  13,090
  Restricted cash in escrow                                                              4,196           4,539
  Accounts and notes receivable                                                         61,736          62,864
  Other current assets                                                                  17,779          19,551
                                                                                     ---------       ---------
        Total current assets                                                           113,583         100,044
Property, plant and equipment, net                                                     721,376         715,020
Other assets                                                                            20,696          24,639
                                                                                     ---------       ---------
        Total assets                                                                 $ 855,655       $ 839,703
                                                                                     =========       =========

                   LIABILITIES, REDEEMABLE PREFERRED STOCK
                           AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                               $  40,668       $  20,558
  Accounts payable                                                                      34,977          39,752
  Accrued expenses                                                                      46,569          47,305
                                                                                     ---------       ---------
        Total current liabilities                                                      122,214         107,615
Long-term debt, less current maturities                                                290,815         338,298
Subordinated debt                                                                      142,427         141,411
Deferred income taxes                                                                   89,938          87,288
Minority interest and other liabilities                                                 47,405          35,044
                                                                                     ---------       ---------
                                                                                       692,799         709,656
                                                                                     ---------       ---------
Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value;
   1,000,000 shares authorized; 232,400 shares and 278,400 shares issued
   and outstanding at June 30, 2001 and December 31, 2000, respectively                  5,568           6,613

Stockholders' equity:
  Common stock, $0.001 par value, 60,000,000 shares authorized; 23,048,330 shares and 18,623,320 shares issued and outstanding
    at June 30, 2001 and December 31, 2000, respectively                                    23              19
  Additional paid-in capital                                                           161,020         118,502
  Retained earnings                                                                     35,830          29,162
  Accumulated other comprehensive loss                                                 (39,585)        (24,249)
                                                                                     ---------       ---------
      Total stockholders' equity                                                       157,288         123,434
                                                                                     ---------       ---------
      Total liabilities, redeemable preferred stock and stockholders' equity         $ 855,655       $ 839,703
                                                                                     =========       =========




The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended June 30, 2001 and 2000
                   (in thousands, except earnings per share)
                                  (unaudited)



                                                          Three months ended June 30,              Six months ended June 30,
                                                        -----------------------------           -----------------------------
                                                          2001                2000                2001                2000
                                                        ---------           ---------           ---------           ---------
Operating revenue                                       $  93,460           $  95,908           $ 185,415           $ 176,715
                                                        ---------           ---------           ---------           ---------
Operating expenses:
  Transportation                                           52,983              54,328             105,361             104,008
  Selling, general and administrative                      15,283              17,790              30,854              28,709
  Net gain on sale of assets                               (1,120)             (9,036)             (1,787)             (9,036)
  Depreciation and amortization                             6,736               7,865              13,465              14,130
                                                        ---------           ---------           ---------           ---------
        Total operating expenses                           73,882              70,947             147,893             137,811
                                                        ---------           ---------           ---------           ---------
        Operating income                                   19,578              24,961              37,522              38,904

Interest expense                                          (13,946)            (12,946)            (28,394)            (25,700)
Non-railroad operations, net                                  (65)             (1,256)               (198)             (1,233)
Minority interest and other income (expense)                  509                 387                 747              (2,236)
                                                        ---------           ---------           ---------           ---------
      Income from continuing operations before
          income taxes                                      6,076              11,146               9,677               9,735
Provision for income taxes                                  1,923               3,558               2,736               3,036
                                                        ---------           ---------           ---------           ---------
     Income from continuing operations                      4,153               7,588               6,941               6,699
Loss from operations of discontinued segment
     (net of tax)                                              --                 (35)                 --                (112)
                                                        ---------           ---------           ---------           ---------
        Income before extraordinary item                    4,153               7,553               6,941               6,587
Extraordinary loss from early extinguishment
     of debt (net of tax)                                      --                  --                  --              (2,216)
                                                        ---------           ---------           ---------           ---------
      Net income                                        $   4,153           $   7,553           $   6,941           $   4,371
                                                        =========           =========           =========           =========


Net income available to common stockholders             $   4,038           $   7,387           $   6,668           $   4,029
                                                        =========           =========           =========           =========

Basic earnings per common share:
    Continuing operations                               $    0.21           $    0.40           $    0.35           $    0.36
    Discontinued operations                                    --                  --                  --                  --
    Extraordinary item                                         --                  --                  --               (0.13)
                                                        ---------           ---------           ---------           ---------
        Net income                                      $    0.21           $    0.40           $    0.35           $    0.24
                                                        =========           =========           =========           =========

Diluted earnings per common share:
    Continuing operations                               $    0.19           $    0.36           $    0.33           $    0.36
    Discontinued operations                                    --                  --                  --                  --
    Extraordinary item                                         --                  --                  --               (0.13)
                                                        ---------           ---------           ---------           ---------
        Net income                                      $    0.19           $    0.36           $    0.33           $    0.23
                                                        =========           =========           =========           =========

Weighted average common shares outstanding:
    Basic                                                  19,080              18,516              18,861              17,493
                                                        =========           =========           =========           =========
    Diluted                                                23,437              21,883              22,862              17,684
                                                        =========           =========           =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                 2001             2000
                                                              ---------         ---------
Cash flows from operating activities:
  Net income                                                  $   6,941         $   4,371
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              15,308            18,484
      Write-off of deferred loan costs                               --             2,498
      Interest paid in kind                                          --             2,063
      Minority interest in income of subsidiary                     768               195
      Gain on sale or disposal of properties                     (1,787)           (7,834)
      Deferred income taxes                                       1,416           (10,465)
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                        (922)           13,016
        Other current assets                                        914            (2,236)
        Accounts payable                                         (3,432)           (3,269)
        Accrued expenses                                         (2,740)           11,422
        Other liabilities                                          (993)             (133)
        Deposits and other                                         (213)           (8,807)
                                                              ---------         ---------
          Net cash provided by operating activities              15,262            19,305
                                                              ---------         ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment                     (22,218)          (23,244)
  Proceeds from sale of properties and investments                9,341             9,574
  Acquisitions, net of cash acquired                                 --          (149,969)
  Change in restricted cash in escrow                             1,313                --
  Deferred acquisition costs and other                             (276)           (1,209)
                                                              ---------         ---------
          Net cash used in investing activities                 (11,840)         (164,848)
                                                              ---------         ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                       52,598           207,104
  Principal payments on long-term debt                          (77,333)          (48,208)
  Sale of common stock                                           38,219                --
  Proceeds from exercise of stock options and warrants            2,492                 4
  Preferred stock dividends paid                                   (218)             (281)
  Purchase of treasury stock                                       (345)           (1,992)
  Deferred financing costs paid                                      --           (13,219)
                                                              ---------         ---------
          Net cash provided by financing activities              15,413           143,408
                                                              ---------         ---------

Net increase (decrease) in cash                                  18,835            (2,135)
Effect of exchange rates on cash                                 (2,053)             (422)
Cash, beginning of period                                        13,090            11,598
                                                              ---------         ---------
Cash, end of period                                           $  29,872         $   9,041
                                                              =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2001
                                 (in thousands)
                                   (unaudited)


                                                                           Stockholders' Equity
                                                                         -------------------------
                                            Number of                    Additional                       Other
                                             Shares           Par          Paid-in       Retained      Comprehensive
                                             Issued          Value         Capital       Earnings           Loss           Total
                                            ---------      ---------     ----------      ---------     -------------     ---------
Balance, December 31, 2000                     18,623      $      19      $ 118,502      $  29,162       $ (24,249)      $ 123,434
                                                                                                                         ---------
Net income                                         --             --             --          6,941              --           6,941

Cumulative effect of adopting
  SFAS 133, net                                    --             --             --             --          (4,388)         (4,388)

Change in market value of derivative
  instruments, net                                 --             --             --             --          (1,587)         (1,587)

Cumulative translation adjustments                 --             --             --             --          (9,361)         (9,361)
                                                                                                                         ---------
Total comprehensive loss                           --             --             --             --              --          (8,395)
                                                                                                                         ---------

Issuance of common stock                        3,822              4         38,607             --              --          38,611

Exercise of stock options and warrants            434             --          2,492             --              --           2,492

Tax benefit on exercise of options                 --             --            386             --              --             386

Conversion of redeemable securities               169             --          1,378             --              --           1,378

Purchase of treasury stock                         --             --           (345)            --              --            (345)

Preferred stock dividends
  and accretion                                    --             --             --           (273)             --            (273)
                                            ---------      ---------      ---------      ---------       ---------       ---------
Balance, June 30, 2001                         23,048      $      23      $ 161,020      $  35,830       $ (39,585)      $ 157,288
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

         In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 2000 annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will become effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. The goodwill and intangible assets statement will be effective for fiscal years beginning after December 31, 2001. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

3.       EARNINGS PER SHARE

         For the three and six months ended June 30, 2001 and 2000, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the three and six months ended June 30, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 1.4 million and 2.3 million were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2001, respectively, as their impact was anti-dilutive.

         For the three and six months ended June 30, 2000, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling 4.2 million were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2000 as their impact was anti-dilutive. Assumed conversion of convertible debt and the convertible preferred stock are also anti-dilutive and are not included in the calculation for the six months ended June 30, 2000.

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       EARNINGS PER SHARE, CONTINUED

                                                                       Three months ended           Six months ended
                                                                            June 30,                     June 30,
                                                                      2001           2000          2001           2000
                                                                    --------       --------       --------       --------
         Income from continuing operations                          $  4,153       $  7,588       $  6,941       $  6,699
         Preferred stock dividends and accretion                        (115)          (166)          (273)          (342)
                                                                    --------       --------       --------       --------
         Income from continuing operations available to common
           stockholders (basic)                                        4,038          7,422          6,668          6,357
         Interest on convertible debt, net of tax                        255            288            535             --
         Preferred stock dividends and accretion                         115            166            273             --
                                                                    --------       --------       --------       --------
         Income from continuing operations available to common
           stockholders (diluted)                                   $  4,408       $  7,876       $  7,476       $  6,357
                                                                    ========       ========       ========       ========

         Weighted average shares outstanding (basic)                  19,080         18,516         18,861         17,493
         Assumed conversion:
           Options and warrants                                        1,348            122            970            191
           Convertible debentures and preferred stock                  3,009          3,245          3,031             --
                                                                    --------       --------       --------       --------
         Weighted average shares outstanding (diluted)                23,437         21,883         22,862         17,684
                                                                    ========       ========       ========       ========


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

                                                    Six Months Ended
                                                        June 30,
                                                          2000
                                                    ----------------

                Operating revenue                      $190,789
                Income from continuing operations      $  8,799

                Net income                             $  6,471

                Net income per share (basic)           $   0.33
                Net income per share (diluted)         $   0.32

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       DISCONTINUED OPERATIONS

         Total revenue for the discontinued trailer manufacturing business was $12.0 million and $21.5 million for the three and six months ended June 30, 2000. Loss before income taxes for the trailer manufacturing business was ($0.2) million and ($0.4) million for the three and six months ended June 30, 2000.

6.       SALE OF COMMON STOCK

         In June 2001, the Company sold 3.8 million shares of its common stock at $10.75 per share in a private placement transaction. The net proceeds to the Company were $38.2 million. In addition, the Company issued warrants to purchase 200,000 shares of common stock at $11.825 per share to the placement agent in connection with the transaction.

         Under the terms of the Company's Senior Credit Facility, 50% of the net proceeds are required to pay down the Company's Term A and Term B debt (See Note 9).

7.       HEDGING ACTIVITIES

         The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the forecasted cash flows. Any change in fair value resulting from ineffectiveness is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

         Diesel fuel represents a significant variable expense to the Company's operations; therefore, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $0.4 million of additional fuel expense on an annual basis.

         The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. As of June 30, 2001, the Company had entered into derivatives for approximately 0.9 million gallons of diesel fuel per month at an average price of approximately 69 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel. Currently, the Company's fuel-hedging program covers approximately 46 percent of estimated North American fuel purchases for the remainder of 2001 and 14 percent for 2002.

         In May 2000, the Company was required by its lenders to enter into two interest rate swaps for the purpose of managing exposure to fluctuations in interest rates. The Company fixed the LIBOR component of $212.5 million of its senior credit facility at 7.23%. In May 2001, the Company amended its two interest rate swap agreements extending the term until May 2005 and reducing the LIBOR component of $212.5 million of its senior debt to 6.72%.

8.       CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately $32.5 million against Mackenzie Northern Railway, a wholly-owned subsidiary of RailAmerica, and others in connection with a fire that allegedly occurred during 1998. The Company intends to vigorously defend these claims and has insurance coverage to approximately $13 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. Any loss in excess of the Company's insurance policy coverage may materially affect the Company's earnings, cash flow and financial condition.

9.       SUBSEQUENT EVENTS

         In July 2001, the Company repaid $14.2 million of Term A debt and $4.9 million of Term B debt with cash received from the sale of common stock. Based on this reduction, an extraordinary charge of approximately $200,000, net of taxes, will be recorded in the third quarter from the write-off of deferred loan costs from this early extinguishment of debt in accordance with APB No. 26.

         Additionally, in July 2001, 232,400 shares of the Company's redeemable preferred stock were converted into approximately 703,000 shares of common stock. As a result of this conversion, there are no preferred shares outstanding.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada, and the International rail transportation segment includes the operations of the Company's railroad subsidiaries in Chile and Australia. Certain expenses which were included in North American rail transportation in 2000 are included in corporate and other in 2001. The Company's trailer manufacturing segment, which is excluded from this table, was classified as a discontinued operation and sold during 2000.

         Business segment information for the three and six months ended June 30, 2001 and 2000 follows (in thousands):


         Three Months Ended June 30, 2001:

                                                                 North                         Corporate and
                                             Consolidated       American       International       Other
                                             ------------      ---------       -------------   -------------
         Revenue                               $  93,460        $  61,471        $  31,861        $     128
         Depreciation and amortization         $   6,736        $   3,983        $   2,371        $     382
         Operating income (loss)               $  19,578        $  15,803        $   7,863        $  (4,088)
         Total assets                          $ 855,655        $ 574,179        $ 123,117        $ 158,059



         Three Months Ended June 30, 2000:

                                                                 North                         Corporate and
                                             Consolidated       American       International       Other
                                             ------------      ---------       -------------   -------------
         Revenue                               $  95,908        $  63,363        $  32,258        $     287
         Depreciation and amortization         $   7,865        $   5,836        $   1,644        $     385
         Operating income (loss)               $  24,961        $  21,387        $   6,537        $  (2,963)
         Total assets                          $ 868,709        $ 539,133        $ 108,446        $ 221,130





         Six Months Ended June 30, 2001:

                                                                 North                         Corporate and
                                             Consolidated       American       International       Other
                                             ------------      ---------       -------------   -------------
         Revenue                              $ 185,415        $ 123,288        $  61,858        $     269
         Depreciation and amortization        $  13,465        $   8,114        $   4,587        $     764
         Operating income (loss)              $  37,522        $  30,588        $  14,911        $  (7,977)
         Total assets                         $ 855,655        $ 574,179        $ 123,117        $ 158,059



         Six Months Ended June 30, 2000:

                                                                 North                         Corporate and
                                             Consolidated       American       International       Other
                                             ------------      ---------       -------------   -------------
         Revenue                              $ 176,715        $ 112,542        $  63,600        $     573
         Depreciation and amortization        $  14,130        $   9,997        $   3,461        $     926
         Operating income (loss)              $  38,904        $  31,824        $  12,272        $  (6,425)
         Total assets                         $ 868,709        $ 539,133        $ 108,446        $ 221,130


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

11.  GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc.

RAILAMERICA, INC.
Consolidating Balance Sheet
At June 30, 2001


                                                                                         Non
                                                          Company       Guarantor     Guarantor
                                           Issuer         (Parent)     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          ---------      ---------     ------------  ------------   ------------   ------------
ASSETS

Current Assets:
  Cash                                    $      --      $      (3)     $  19,257      $  10,618      $      --      $  29,872
  Cash held in escrow                            --            245             75          3,876             --          4,196
  Accounts and notes receivable                  --          1,887         28,754         32,794         (1,699)        61,736
  Other current assets                           82          6,619          3,095          7,983             --         17,779
                                          ---------      ---------      ---------      ---------      ---------      ---------
        Total current assets                     82          8,748         51,180         55,272         (1,699)       113,583
Property, plant and equipment,
   net                                           53            669        430,880        289,774             --        721,376
Other assets                                 14,987          2,187          2,320          1,201             --         20,696
Investment in and advances
   to affiliates                            371,422        173,349        (12,818)      (126,924)      (405,029)            --
                                          ---------      ---------      ---------      ---------      ---------      ---------
        Total assets                      $ 386,544      $ 184,953      $ 471,563      $ 219,323      $(406,728)     $ 855,655
                                          =========      =========      =========      =========      =========      =========

LIABILITIES, REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of
    long-term debt                        $  33,535      $      --      $   3,097      $   5,735      $  (1,699)     $  40,668
  Accounts payable                               --            716         12,366         21,894             --         34,977
  Accrued expenses                           11,221          1,106         20,881         13,360             --         46,569
                                          ---------      ---------      ---------      ---------      ---------      ---------
        Total current
         liabilities                         44,757          1,823         36,345         40,989         (1,699)       122,214
Long-term debt, less current
   maturities                               261,700             --         12,333         16,782             --        290,815
Subordinated debt                           118,301         20,559         (1,699)         5,266             --        142,427
Deferred income taxes                       (25,963)        (4,744)       100,495         20,150             --         89,938
Minority interest and
  other liabilities                           9,866             --         12,740         19,384          5,415         47,405
Redeemable convertible
  preferred stock                                --          5,568             --             --             --          5,568
Stockholders' equity:
  Common stock                                   --             23         (1,346)        30,089        (28,744)            23
  Additional paid-in capital                     --        160,986        310,283         47,979       (358,228)       161,020
  Retained earnings                         (15,860)           738         23,627         50,798        (23,472)        35,830
  Accumulated other
   comprehensive income                      (6,257)            --        (21,215)       (12,113)            --        (39,585)
                                          ---------      ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity          (22,117)       161,747        311,351        116,753       (410,444)       157,288
                                          ---------      ---------      ---------      ---------      ---------      ---------
        Total liabilities, redeemable
          preferred stock and
          stockholders' equity            $ 386,544      $ 184,953      $ 471,563      $ 219,323      $(406,728)     $ 855,655
                                          =========      =========      =========      =========      =========      =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

11.  GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the six months ended June 30, 2001


                                                                                     Non
                                                      Company       Guarantor     Guarantor
                                       Issuer         (Parent)     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                      ---------      ---------     ------------  ------------   ------------   ------------
Operating revenue                    $      --      $     252      $  90,107      $  95,057      $      --      $ 185,415
                                     ---------      ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Transportation                            --             --         46,998         58,363             --        105,361
  Selling, general and
    administrative                          83          7,292         15,962          7,518             --         30,854
  Gain on sale and impairment
    of assets (net)                         26             --         (1,845)            32             --         (1,787)
  Depreciation and amortization            514             60          6,485          6,406             --         13,465
                                     ---------      ---------      ---------      ---------      ---------      ---------
        Total operating expenses           622          7,352         67,600         72,319             --        147,893
                                     ---------      ---------      ---------      ---------      ---------      ---------
        Operating (loss) income           (622)        (7,101)        22,507         22,738             --         37,522
Interest expense                        (3,323)        (1,036)       (17,154)        (6,880)            --        (28,394)
Non railroad operations                     --             --             --           (198)            --           (198)
Equity in earnings of
  subsidiaries                          13,062         10,410             --             --        (23,472)            --
Minority interest and other
  income (expense)                          --          2,448            457         (2,158)            --            747
                                     ---------      ---------      ---------      ---------      ---------      ---------
      Income from continuing
          operations before
           income taxes                  9,117          4,721          5,810         13,502        (23,472)         9,677
Provision for income taxes              (1,492)        (2,218)         2,320          4,127             --          2,736
                                     ---------      ---------      ---------      ---------      ---------      ---------
        Net income                   $  10,609      $   6,940      $   3,489      $   9,375      $ (23,472)     $   6,941
                                     =========      =========      =========      =========      =========      =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

11. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flow
For the six months ended June 30, 2001

                                                                                        Non
                                                         Company       Guarantor     Guarantor
                                            Issuer       (Parent)    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           --------      --------    ------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                        $ 10,609      $  6,940      $  3,489         9,375      $(23,472)     $  6,941
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization           2,306           444         6,547         6,011            --        15,308
      Equity in earnings of subsidiaries    (13,062)      (10,410)           --            --        23,472            --
      Minority interest in income
       of subsidiary                             --            --            --           768            --           768
      Gain on sale or disposal of
       properties                                --            --        (1,787)           --            --        (1,787)
      Deferred income taxes                  (2,326)        2,477         3,313        (2,048)           --         1,417
      Changes in operating assets
       and liabilities, net of
       acquisitions and dispositions:
        Accounts receivable                      11          (152)        6,213        (6,994)           --          (922)
        Other current assets                    (59)       (5,674)        3,243         3,404            --           914
        Accounts payable                        (74)          180        (1,382)       (2,156)           --        (3,432)
        Accrued expenses                      1,334           (95)       (4,150)          171            --        (2,740)
        Other liabilities                        --            --          (660)         (333)           --          (993)
        Deposits and other                       --           127          (359)           19            --          (212)
                                           --------      --------      --------      --------      --------      --------
          Net cash provided by (used in)
           operating activities              (1,261)       (6,163)       14,468         8,217            --        15,262
                                           --------      --------      --------      --------      --------      --------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                     --           (91)      (12,265)       (9,862)           --       (22,218)
  Proceeds from sale of properties               --            --         9,341            --            --         9,341
  Acquisitions, net of cash acquired             --            --            --            --            --            --
  Change in cash in escrow                       --          (245)          449         1,108            --         1,313
  Deferred acquisition costs
    and other                                    --          (276)           --            --            --          (276)
                                           --------      --------      --------      --------      --------      --------
          Net cash used in investing
           activities                            --          (612)       (2,475)       (8,754)           --       (11,840)
                                           --------      --------      --------      --------      --------      --------
Cash flows from financing
 activities:
  Proceeds from issuance of
   long-term debt                            52,300            --           298            --            --        52,598
  Principal payments on
   long-term debt                           (76,779)           --          (435)         (119)           --       (77,333)
  Disbursements/receipts on
   intercompany debt                         25,740       (33,383)        3,611         4,032            --            --
  Sale of Common Stock                           --        38,219            --            --            --        38,219
  Proceeds from exercise of
   stock options and warrants                    --         2,492            --            --            --         2,492
  Preferred stock dividends paid                 --          (218)           --            --            --          (218)
  Purchase of treasury stock                     --          (345)           --            --            --          (345)
                                           --------      --------      --------      --------      --------      --------
          Net cash provided by
           financing activities               1,261         6,765         3,474         3,912            --        15,413
                                           --------      --------      --------      --------      --------      --------
Net (decrease) increase in cash                  --           (10)       15,468         3,376            --        18,835
Effect of exchange rates on cash                 --            --            --        (2,053)           --        (2,053)
Cash, beginning of period                        --             7         2,942        10,141            --        13,090
                                           --------      --------      --------      --------      --------      --------
Cash, end of period                        $     --      $     (3)     $ 18,410      $ 11,463      $     --      $ 29,872
                                           ========      ========      ========      ========      ========      ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

11.  GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2000


                                                                                      Non
                                                       Company      Guarantor      Guarantor
                                         Issuer        (Parent)    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       ---------      ---------    ------------   ------------   ------------   ------------
Operating revenue                      $      13      $     276      $  81,467      $  95,235      $    (276)     $ 176,715
                                       ---------      ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Transportation                              --             --         43,118         60,890             --        104,008
  Selling, general and
   administrative                            232          4,772         15,110          8,871           (276)        28,709
  Gain on sale and impairment
   of assets (net)                            --             --         (9,036)            --             --         (9,036)
  Depreciation and amortization              427             62          7,977          5,663             --         14,130
                                       ---------      ---------      ---------      ---------      ---------      ---------
        Total operating expenses             659          4,834         57,169         75,424             --        137,811
                                       ---------      ---------      ---------      ---------      ---------      ---------
        Operating income                    (646)        (4,558)        24,298         19,811             --         38,904
Interest expense                         (20,555)        (1,157)          (248)        (3,740)            --        (25,700)
Non railroad operations                       --             --             --         (1,233)            --         (1,233)
Equity in earnings of subsidiaries        22,314          9,056             --             --        (31,370)            --
Minority interest and other
 income (expense)                             --             30            286         (2,552)            --         (2,236)
                                       ---------      ---------      ---------      ---------      ---------      ---------
      Income from continuing
          operations before
          income taxes                     1,113          3,371         24,336         12,286        (31,370)         9,735
Provision for income taxes                (8,056)        (2,232)        10,045          3,279             --          3,036
                                       ---------      ---------      ---------      ---------      ---------      ---------
     Income from continuing
       operations                          9,169          5,603         14,291          9,007        (31,370)         6,699
Discontinued operations:
  Loss from operations of
    discontinued segment                      --             --             --           (112)            --           (112)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before
 extraordinary item                        9,169          5,603         14,291          8,895        (31,370)         6,587
Extraordinary loss from early
  extinguishment of debt
  (net of tax)                                --         (1,232)           (57)          (927)            --         (2,216)
                                       ---------      ---------      ---------      ---------      ---------      ---------
        Net income                     $   9,169      $   4,371      $  14,234      $   7,968      $ (31,370)     $   4,371
                                       =========      =========      =========      =========      =========      =========



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (in thousands)

11. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flow
For the Six Months Ended June 30, 2000


                                                                                         Non
                                                           Company      Guarantor     Guarantor
                                            Issuer         (Parent)    Subsidiaries  Subsidiaries    Eliminations  Consolidated
                                           ---------      ---------    ------------  ------------    ------------  ------------
Cash flows from operating activities:
  Net income                               $   9,169      $   4,371      $  14,234      $   7,968      $ (31,370)     $   4,371
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization            2,279            542          7,969          7,694             --         18,484
      Equity in earnings of subsidiaries     (22,314)        (9,056)            --             --         31,370             --
      Write-off of deferred
       loan costs                                 --          1,323             14          1,161             --          2,498
      Interest paid in kind                       --             --             --          2,063             --          2,063
      Minority interest in income
       of subsidiary                              --             --             --            195             --            195
      (Gain) loss on sale or disposal
       of properties                              --             --         (9,088)         1,254             --         (7,834)
      Deferred income taxes                   (8,056)        (2,936)         5,931         (5,404)            --        (10,465)
      Changes in operating assets
        and liabilities, net of
        acquisitions and dispositions:
        Accounts receivable                       --            700          6,846          5,470             --         13,016
        Other current assets                     (76)          (709)           204         (1,655)            --         (2,236)
        Accounts payable                          18           (353)           790         (3,724)            --         (3,269)
        Accrued expenses                       5,653            301            702          4,766             --         11,422
        Other liabilities                         --             --          1,241         (1,374)            --           (133)
        Deposits and other                        --         (1,034)        (2,641)        (5,132)            --         (8,807)
                                           ---------      ---------      ---------      ---------      ---------      ---------
          Net cash (used in) provided
           by operating activities           (13,327)        (6,851)        26,202         13,282             --         19,305
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchase of property, plant
    and equipment                                (22)           (27)        (7,929)       (15,266)            --        (23,244)
  Proceeds from sale of
    properties                                    --             --          9,427            147             --          9,574
  Acquisitions, net of cash
   acquired                                 (150,266)            --            297             --             --       (149,969)
  Deferred acquisition costs
    and other                                    (16)        (1,331)           (32)           170             --         (1,209)
                                           ---------      ---------      ---------      ---------      ---------      ---------
          Net cash (used in) provided
           by investing activities          (150,304)        (1,358)         1,763        (14,949)            --       (164,848)
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from financing
 activities:
  Proceeds from issuance of
   long-term debt                            195,471            986          3,295          7,352             --        207,104
  Principal payments on
   long-term debt                            (34,456)       (11,699)            --         (2,053)            --        (48,208)
  Disbursements/receipts on
   intercompany debt                          14,252         21,423        (34,888)          (787)            --             --
  Proceeds from exercise
   of stock options                               --              4             --             --             --              4
  Preferred stock dividends
   paid                                           --           (281)            --             --             --           (281)
  Purchase of treasury stock                      --         (1,992)            --             --             --         (1,992)
  Deferred financing costs paid              (11,636)           (52)           (23)        (1,508)            --        (13,219)
                                           ---------      ---------      ---------      ---------      ---------      ---------
          Net cash provided by
           (used in) financing
           activities                        161,631          8,389        (31,616)         3,004             --        143,408
                                           ---------      ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash                   --            180         (3,651)         1,337             --         (2,135)
Effect of exchange rates on cash                  --             --             --           (422)            --           (422)
Cash, beginning of period                         --             92          3,770          7,736             --         11,598
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash, end of period                        $      --      $     272      $     119      $   8,651      $      --      $   9,041
                                           =========      =========      =========      =========      =========      =========


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

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of operations include the operations of RailTex' twenty-five North American railroads from February 4, 2000, the date of RailTex' acquisition. The Company disposed of certain railroads during 2000 as follows:

Minnesota Northern Railroad                                      August 2000
St Croix Valley Railroad                                         August 2000
South Central Tennessee Railroad                                 December 2000
Pittsburgh Industrial Railroad                                   December 2000
Ontario L'Original Railway                                        December 2000

         As a result, the results of operations for the three and six months ended June 30, 2001 and 2000 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.


                                                For the Three Months Ended          For the Six Months Ended
                                                        June 30,                            June 30,
                                                 2001              2000              2001              2000
                                               ---------         ---------         ---------         ---------
         Operating revenue                     $  61,471         $  63,363         $ 123,288         $ 112,542
         Operating expenses:
           Maintenance of way                      6,653             6,647            13,042            11,875
           Maintenance of equipment                5,067             4,331             9,930             8,687
           Transportation                         17,673            18,326            36,258            33,110
           Equipment rental                        3,874             3,753             7,792             7,531
           Gain on sale of assets                 (1,146)           (9,036)           (1,812)           (9,036)
           General and administrative              9,564            12,119            19,375            18,554
           Depreciation and amortization           3,983             5,836             8,114             9,997
                                               ---------         ---------         ---------         ---------
           Total operating expenses               45,668            41,976            92,700            80,718
                                               ---------         ---------         ---------         ---------
          Operating income                     $  15,803         $  21,387         $  30,588         $  31,824
                                               =========         =========         =========         =========



COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

       OPERATING REVENUE. Operating revenue decreased by $1.9 million, or 3%, to $61.5 million for the three months ended June 30, 2001 from $63.4 million for the three months ended June 30, 2000. The Company disposed of certain properties during 2000; these properties generated approximately $2.9 million of revenues during the three months ended June 30, 2000.

       North American transportation revenue per carload remained constant at $248 in both 2001 and 2000. North American carloads handled totaled 219,026 for the three months ended June 30, 2001, a decrease of 1,207 compared to 220,233 carloads in the prior year period. On a "same railroad" basis, carloads increased 5% or 10,369. The increase in carloads were primarily coal and intermodal cars partially offset by declines in agricultural and lumber products.

OPERATING EXPENSES. Operating expenses increased by $3.7 million, or 9%, to $45.7 million for the three months ended June 30, 2001 from $42.0 million for the three months ended June 30, 2000. The increase was due to the $9.0 million in gains, which offset operating expenses, recognized from disposition of properties in the second quarter of 2000. Excluding gains of $1.1 million and $9.0 million, operating expenses as a percentage of operating revenue were 76.2% and 80.5% for the three months ended June 30, 2001 and 2000, respectively. Maintenance of equipment expenses increased to $5.1 million from $4.3 million. This increase is due to the completion of certain sale-leaseback transactions in December 2000 and June 2001. General and administrative expenses decreased to $9.6 million from $12.1 million. This is due partially to classifying certain costs as corporate overhead in 2001 as well retention bonuses paid in 2000 and certain other acquisition related costs incurred during 2000. Depreciation and amortization decreased from $5.8 million to $4.0 million primarily due to the sale-leaseback transactions noted above.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

       OPERATING REVENUE. Operating revenue increased by $10.7 million, or 10%, to $123.3 million for the six months ended June 30, 2001 from $112.5 million for the six months ended June 30, 2000. The increase was primarily due to increased carloads as a result of the acquisition of RailTex in February 2000 partially offset by the effect of the properties disposed of during 2000. RailTex generated revenues of $14.1 million for the month of January 2000, which are not included in the Company's 2000 results.

       North American transportation revenue per carload increased to $244 for the six months ended June 30, 2001 from $242 for the six months ended June 30, 2000. North American carloads handled totaled 447,136 for the six months ended June 30, 2001, an increase of 43,509 compared to 403,627 carloads in the prior year period. On a "same railroad" basis, pro forma for the acquisition of RailTex and the sale of certain properties in 2000, carloads increased 5% to 447,136 in 2001 from 427,348 in 2000. Coal and intermodal increases were partially offset by declines in automobile, lumber products and chemical carloads due to the weak economic conditions in 2001 compared to 2000.

       OPERATING EXPENSES. Operating expenses increased by $12.0 million, or 15%, to $92.7 million for the six months ended June 30, 2001 from $80.7 million for the six months ended June 30, 2000. The increase was due to the $9.0 million in gains recognized from disposition of properties in the prior year period. Without such gains, operating expenses, as a percentage of operating revenue were 76.7% and 79.8% for the six months ended June 30, 2001 and 2000, respectively.

       INTERNATIONAL RAILROAD OPERATIONS

       The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.


                                              For the Three Months Ended     For the Six Months Ended
                                                        June 30,                     June 30,
                                                  2001          2000           2001           2000
                                                -------        -------        -------        -------
         Operating revenue                      $31,861        $32,258        $61,858        $63,600
         Operating expenses:
           Transportation                        19,715         21,272         38,339         42,805
           General and administrative             1,912          2,805          4,021          5,062
           Depreciation and amortization          2,371          1,644          4,587          3,461
                                                -------        -------        -------        -------
               Total operating expenses          23,998         25,721         46,947         51,328
                                                -------        -------        -------        -------
               Operating income                 $ 7,863        $ 6,537        $14,911        $12,272
                                                =======        =======        =======        =======



COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

       OPERATING REVENUE. Operating revenue decreased $0.4 million, or 1%, to $31.9 million for the three months ended June 30, 2001 from $32.3 million for the three months ended June 30, 2000. Freight Australia's revenues decreased to $26.4 million for the three months ended June 30, 2001 from $26.9 million for the three months ended June 30, 2000, while Ferronor's revenues increased to $5.5 million from $5.4 million during the same periods. The decline in Freight Australia's revenues is primarily due to the 13% decline in the Australian dollar. For the three months ended June 30, 2001 the average exchange rate was $0.51 Australian Dollars to the U.S. Dollar compared to $0.59 for the three months ended June 30, 2000. On a constant currency basis, Freight Australia's revenues increased 13% to $30.3 million for the three months ended June 30, 2001 from $26.9 million for the three months ended June 30, 2000. The increase is due to continued strength in grain movements due to the large grain harvest in the State of Victoria.

       Total carloads were 83,426 for the three months ended June 30, 2001, an increase of 4,807, or 6%, compared to 78,619 for the three months ended June 30, 2000. Freight Australia's carloads increased to 57,927 for the three months ended June 30, 2001 from 50,275 for the three months ended June 30, 2000. As noted above, Freight Australia's carloads were higher due to higher grain moves in 2001. Ferronor's carloads decreased to 25,499 for the three months ended June 30, 2001 from 28,344 for the three months ended June 30, 2000. The decrease in Ferronor's carloads was due to lower iron ore movements at one of the mines serviced by Ferronor.

       OPERATING EXPENSES. Operating expenses decreased $1.7 million, or 7%, to $24 million for the three months ended June 30, 2001 from $25.7 million for the three months ended June 30, 2000. Freight Australia's operating expenses decreased $1.8 million to $19.2 million for the three months ended June 30, 2001 from $21.0 million for the three months ended June 30, 2000, while Ferronor's operating expenses increased $0.1 million to $4.8 million from $4.7 million during the same periods. The decrease at Freight Australia is primarily due to the lower Australian Dollar in 2001. Operating expenses, as a percentage of operating revenue, were 75.3% and 79.7% for the three months ended June 30, 2001 and 2000, respectively, reflecting Freight Australia's strong growth in 2001.

COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

       OPERATING REVENUE. Operating revenue decreased $1.7 million, or 3%, to $61.9 million for the three months ended June 30, 2001 from $63.6 million for the six months ended June 30, 2000. Freight Australia's revenues decreased to $50.3 million for the six months ended June 30, 2001 from $53.3 million for the six months ended June 30, 2000, while Ferronor's revenues increased to $11.5 million from $10.3 million during the same periods. The decline in Freight Australia's revenues is primarily due to the 14% decline in the Australian dollar. For the six months ended June 30, 2001 the average exchange rate was $0.52 Australian Dollars to the U.S. Dollar compared to $0.61 for the six months ended June 30, 2000. On a constant currency basis, Freight Australia's revenues increased 13.5% to $58.8 million for the six months ended June 30, 2001 from $51.8 million for the six months ended June 30, 2000.

       Total carloads were 165,175 for the six months ended June 30, 2001, an increase of 12,565, or 8%, compared to 152,610 for the six months ended June 30, 2000. Freight Australia's carloads increased to 112,063 for the six months ended June 30, 2001 from 99,036 for the six months ended June 30, 2000. Ferronor's carloads decreased slightly to 53,112 for the six months ended June 30, 2001 from 53,574 for the six months ended June 30, 2000.

       OPERATING EXPENSES. Operating expenses decreased $4.4 million, or 8.5%, to $47.0 million for the six months ended June 30, 2001 from $51.3 million for the six months ended June 30, 2000. Freight Australia's operating expenses decreased $5.5 million to $37.0 million for the six months ended June 30, 2001 from $42.5 million for the six months ended June 30, 2000, while Ferronor's operating expenses increased $0.9 million to $9.9 million from $9.0 million during the same periods.

Operating expenses, as a percentage of operating revenue, were 76% and 81% for the six months ended June 30, 2001 and 2000, respectively. The decline in Freight Australia's operating expenses is primarily due to the decline in the Australian dollar. However, the improvement in operating ratio, which is not impacted by the decline in the Australian dollar, is due primarily to increased revenues in Australia while being able to hold costs constant.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $2.4 million to $7.6 million for the six months ended June 30, 2001 from $5.2 million for the six months ended June 30, 2000. The increase was primarily due to the reallocation of employee and facility costs from North America railroad operations to corporate overhead, as well as the effect of the RailTex acquisition (6 months in 2001 compared to 5 months in 2000).

         INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, increased to $28.4 million for the six months ended June 30, 2001 from $25.7 million for the six months ended June 30, 2000. This increase is primarily due to the acquisition of RailTex in February 2000 and the associated debt which was outstanding for only five months during the six months ended June 30, 2000 as compared to the entire period for the six months ended June 30, 2001.

         The Company has two interest rate swaps to limit its variable interest rate exposure on a total amount of $212.5 million of debt. As a result, the recent interest rate reductions in 2001 have only benefited the Company to the extent of the unhedged portion of its variable rate debt, approximately $100 million. In May 2001, the Company amended its interest rate swap agreements to reduce the fixed interest rate by approximately 50 basis points resulting in estimated interest savings of approximately $500,000 for the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

       The Company's cash provided by operating activities was $15.3 million for the six months ended June 30, 2001. This amount includes $6.9 million of net income and $15.3 million of depreciation and amortization partially offset by $6.2 million of decreases in accounts payable and accrued expenses.

       Cash used in investing activities was $11.8 million for the six months ended June 30, 2001. The primary use of cash was the purchase of property, plant and equipment with an aggregate cost of approximately $22.2 million. In addition, the Company completed a sale-leaseback transaction resulting in net proceeds of approximately $8.5 million.

        Cash provided by financing activities was $15.4 million for the six months ended June 30, 2001. During June, the Company completed a private placement of 3.8 million shares of common stock for net proceeds of $38.2 million. This was partially offset by net debt repayments of approximately $24.7 million.

        As of June 30, 2001, the Company had a working capital deficit of $8.6 million compared to a working capital deficit of $7.6 million as of December 31, 2000. During July 2001, the Company repaid $19.2 million of senior debt with the proceeds from the private placement in June. The Company's cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

        The Company anticipates using its cash sources to fund anticipated capital expenditures of $23 million for the upgrading of existing rail lines and purchases of locomotives and equipment during the remainder of 2001. To the extent possible, the Company may seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

         It is anticipated that a portion of the Company's debt service will be paid from the operating cash flow of its foreign operations. A material change in the currency exchange rate between the U.S. dollar and other currencies could adversely affect the Company's ability to service the debt.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. However, there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will become effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. The goodwill and intangible assets statement will be effective for fiscal years beginning after December 31, 2001. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon obtaining future government contracts; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; risks inherent in doing business in foreign countries; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; failure to service debt; or comply with covenants contained in our debt instruments; the Company's failure to successfully market and sell non-core properties and assets; environmental risks; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) In June 2001, the Company sold 3.8 million shares of its common stock at $10.75 per share to accredited investors in a private placement transaction for an aggregate offering price of $40,850,000. Stonegate Securities, Inc. acted as placement agent to assist in offering the shares of common stock. The Company believes that the sale of these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

         In connection with the private placement, the Company paid a fee of $2,042,500 to Stonegate Securities, Inc. In addition, affiliates of Stonegate Securities, Inc. were issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock at $11.83 per share.

(d) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company held its 2001 annual meeting on June 22, 2001 at which Gary O. Marino, Richard Rampell and Douglas R. Nichols were re-elected as Directors of the Company. No other proposals were presented at the 2001 annual meeting. At the meeting votes were cast as follows:


                                            In Favor       Against      Abstain    Broker Non-Votes
                                           ----------      -------      -------    ----------------
Re-election of Gary O. Marino              17,746,751      403,331         --             --
Re-election of Richard Rampell             18,118,849       31,183         --             --
Re-election of Douglas R. Nichols          18,118,838       31,194         --             --



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K.

                  The Company filed a current report on Form 8-K, dated June 26, 2001, with the Securities and Exchange Commission on June 26, 2001 in connection with the sale of 3.8 million shares of common stock in a private placement transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAILAMERICA, INC.

Date:  August 14, 2001
                                          By: /s/ Bennett Marks
                                              ----------------------
                                                  Bennett  Marks
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer