Form 10-Q
period 2001-09-30
RAILAMERICA INC /DE
filed 2001-11-14
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                               ------------------

                           Commission File No. 0-20618
                                               -------



                                RAILAMERICA, INC.
                                -----------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                65-0328006
                 --------                                ----------
    (State or Other Jurisdiction of      (IRS Employer Identification Number)
           Incorporation)


            5300 Broken Sound Boulevard NW, Boca Raton, Florida 33487
            ---------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

    Common Stock, par value $.001 - 23,894,302 shares as of November 12, 2001

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001


Part I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements                                            3

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                      18

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25

Part II.   OTHER INFORMATION

           Item 2.   Changes in Securities and Use of Proceeds                      26

           Item 6.   Exhibits and Reports on Form 8-K                               26



                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                                                                     (unaudited)
                                       ASSETS                                     September 30, 2001      December 31, 2000
                                                                                  ------------------      -----------------
Current assets:
   Cash and cash equivalents                                                           $  13,450               $  13,090
   Restricted cash in escrow                                                               2,511                   4,539
   Accounts and notes receivable                                                          59,203                  62,864
   Other current assets                                                                   13,589                  19,551
                                                                                       ---------               ---------
       Total current assets                                                               88,753                 100,044
Property, plant and equipment, net                                                       720,261                 715,020
Other assets                                                                              20,947                  24,639
                                                                                       ---------               ---------
       Total assets                                                                    $ 829,961               $ 839,703
                                                                                       =========               =========


                       LIABILITIES, REDEEMABLE PREFERRED STOCK
                              AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                $  23,561               $  20,558
   Accounts payable                                                                       34,561                  39,752
   Accrued expenses                                                                       41,836                  47,305
                                                                                       ---------               ---------
       Total current liabilities                                                          99,958                 107,615
Long-term debt, less current maturities                                                  294,774                 338,298
Subordinated debt                                                                        142,790                 141,411
Deferred income taxes                                                                     83,455                  87,288
Minority interest and other liabilities                                                   56,686                  35,044
                                                                                       ---------               ---------
                                                                                         677,663                 709,656
                                                                                       ---------               ---------

Commitment and contingencies
Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value;
    1,000,000 shares authorized; 278,400 shares issued and outstanding at
    December 31, 2000                                                                         --                   6,613


Stockholders' equity:
    Common stock, $0.001 par value, 60,000,000 shares authorized; 23,886,556 shares and 18,623,320 shares issued and outstanding at September 30, 2001
    and December 31, 2000, respectively                                                       24                      19
Additional paid-in capital                                                               167,902                 118,502
Retained earnings                                                                         40,725                  29,162
Accumulated other comprehensive loss                                                     (56,353)                (24,249)
                                                                                       ---------               ---------
     Total stockholders' equity                                                          152,298                 123,434
                                                                                       ---------               ---------
     Total liabilities, redeemable preferred stock and stockholders' equity            $ 829,961               $ 839,703
                                                                                       =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        For the three and nine months ended September 30, 2001 and 2000
                   (in thousands, except earnings per share)
                                  (unaudited)



                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                      2001             2000              2001              2000
                                                    --------         --------         ---------         ---------
Operating revenue                                   $ 93,173         $ 90,896         $ 278,588         $ 267,611
                                                    --------         --------         ---------         ---------

Operating expenses:
  Transportation                                      52,810           51,232           158,171           155,240
  Selling, general and administrative                 14,881           16,188            45,735            44,897
  Net (gain) on sale of assets                           (92)            (950)           (1,879)           (9,986)
  Depreciation and amortization                        6,513            7,563            19,978            21,693
                                                    --------         --------         ---------         ---------
     Total operating expenses                         74,112           74,033           222,005           211,844
                                                    --------         --------         ---------         ---------
     Operating income                                 19,061           16,863            56,583            55,767

Interest expense                                     (12,612)         (14,771)          (41,006)          (40,471)
Non-railroad operations, net                               9              (26)             (189)           (1,259)
Minority interest and other income (expense)             914              141             1,661            (2,095)
                                                    --------         --------         ---------         ---------
  Income from continuing operations                    7,372            2,207            17,049            11,942
  before income taxes
Provision for income taxes                             2,217              363             4,953             3,399
                                                    --------         --------         ---------         ---------
  Income from continuing operations                    5,155            1,844            12,096             8,543
Loss from operations of discontinued
segment (net of tax)                                      --             (715)               --              (827)
                                                    --------         --------         ---------         ---------
  Income before extraordinary item                     5,155            1,129            12,096             7,716
Extraordinary loss from early
extinguishment of debt (net of tax)                     (236)            (892)             (236)           (3,108)
                                                    --------         --------         ---------         ---------
     Net income                                     $  4,919         $    237         $  11,860         $   4,608
                                                    ========         ========         =========         =========


Net income available to common stockholders         $  4,896         $     71         $  11,563         $   4,096
                                                    ========         ========         =========         =========

Basic earnings per common share:
  Continuing operations                             $   0.22         $   0.09         $    0.58         $    0.45
  Discontinued operations                                 --            (0.04)               --             (0.05)
  Extraordinary item                                   (0.01)           (0.05)            (0.01)            (0.17)
                                                    --------         --------         ---------         ---------
     Net income                                     $   0.21         $     --         $    0.57         $    0.23
                                                    ========         ========         =========         =========

Diluted earnings per common share:
  Continuing operations                             $   0.20         $   0.09         $    0.53         $    0.43
  Discontinued operations                                 --            (0.04)               --             (0.04)
  Extraordinary item                                   (0.01)           (0.05)            (0.01)            (0.15)
                                                    --------         --------         ---------         ---------
     Net income                                     $   0.19         $     --         $    0.52         $    0.23
                                                    ========         ========         =========         =========

Weighted average common shares outstanding:
  Basic                                               23,751           18,555            20,491            17,847
                                                    ========         ========         =========         =========
  Diluted                                             27,524           18,752            24,416            20,404
                                                    ========         ========         =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                                            September 30,       September 30,
                                                                                                 2001                2000
                                                                                            -------------       -------------
Cash flows from operating activities:
   Net income                                                                                 $  11,860           $   4,608
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                               23,742              20,600
     Write-off of deferred loan costs                                                               376               3,957
     Interest paid in kind                                                                           --               4,252
     Minority interest in income of subsidiary                                                    1,090               1,207
     Gain on sale or disposal of properties                                                      (1,879)             (7,013)
     Deferred income taxes                                                                        2,432             (15,845)
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable                                                                           762              18,949
      Other current assets                                                                        4,922                (519)
      Accounts payable                                                                           (3,222)              7,647
      Accrued expenses                                                                           (7,376)              9,939
      Other liabilities                                                                            (581)             (2,907)
      Deposits and other                                                                         (1,232)            (27,905)
                                                                                              ---------           ---------
       Net cash provided by operating activities                                                 30,894              16,970
                                                                                              ---------           ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                                    (44,180)            (26,575)
   Proceeds from sale of properties                                                              11,672              13,874
   Acquisitions, net of cash acquired                                                                --            (149,969)
   Change in restricted cash in escrow                                                            2,938                  --
   Deferred acquisition costs and other                                                            (972)             (2,382)
                                                                                              ---------           ---------
       Net cash used in investing activities                                                    (30,542)           (165,052)
                                                                                              ---------           ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                      75,292             354,771
   Principal payments on long-term debt                                                        (115,129)           (186,910)
   Sale of common stock                                                                          38,149                  --
   Proceeds from exercise of stock options and warrants                                           5,234                 177
   Preferred stock dividends paid                                                                  (241)               (288)
   Purchase of treasury stock                                                                    (1,975)             (1,992)
   Deferred financing costs paid                                                                     --             (19,608)
                                                                                              ---------           ---------
       Net cash provided by financing activities                                                  1,330             146,150
                                                                                              ---------           ---------

Net increase (decrease) in cash                                                                   1,682              (1,931)
Effect of exchange rates on cash                                                                 (1,322)             (1,020)
Cash, beginning of period                                                                        13,090              11,598
                                                                                              ---------           ---------
Cash, end of period                                                                           $  13,450           $   8,647
                                                                                              =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                  (unaudited)

                                              Number of                Additional                        Other
                                               Shares        Par        Paid-in         Retained     Comprehensive
                                               Issued       Value       Capital         Earnings          Loss             Total
                                              ---------     -----      ----------       --------     --------------        -----
Balance, January 1, 2001                       18,623        $19       $ 118,502        $ 29,162        $(24,249)       $ 123,434
Net income                                         --         --              --          11,860              --           11,860
Cumulative effect of adopting SFAS
133, net                                           --         --              --              --          (4,388)          (4,388)
Change in market value of derivative
instruments, net                                   --         --              --              --          (7,714)          (7,714)
Cumulative translation adjustments                 --         --              --              --         (20,002)         (20,002)
                                                                                                                        ---------
Total comprehensive loss                           --         --              --              --              --          (20,244)
                                                                                                                        ---------
Issuance of common stock                        3,831          4          38,602              --              --           38,606
Exercise of stock options and warrants            723         --           5,233              --              --            5,233
Tax benefit on exercise of options                 --         --             510              --              --              510
Conversion of redeemable securities               882          1           7,030              --              --            7,031
Purchase of treasury stock                       (173)        --          (1,975)             --              --           (1,975)
Preferred stock dividends and accretion            --         --              --            (297)             --             (297)
                                               ------        ---       ---------        --------        --------        ---------
Balance, September 30, 2001                    23,886        $24       $ 167,902        $ 40,725        $(56,353)       $ 152,298
                                               ======        ===       =========        ========        ========        =========


The accompanying notes are an integral part of the consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS OF PRESENTATION

       The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

       In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

       The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company's 2000 annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.


2.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 became effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under Statement No. 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

       In addition, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not completed its analysis of the effects that these new standards will have on the results of operations, although it does not expect the implementation of these standards to have a significant effect on its results of operations or financial condition.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.       EARNINGS PER SHARE

         For the three and nine months ended September 30, 2001 and 2000, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the three and nine months ended September 30, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 1.6 million were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2001 as their impact was anti-dilutive.

         For the three and nine months ended September 30, 2000, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Options and warrants totaling 5.1 million were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2000, as their impact was anti-dilutive. The conversion of convertible debt and convertible preferred stock are also anti-dilutive and are not included in the calculation for the three months ended September 30, 2000.

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                        2001             2000             2001             2000
                                                      --------         --------         --------         --------
Income from continuing operations                     $  5,155         $  1,844         $ 12,096         $  8,543
Preferred stock dividends and accretion                    (23)            (166)            (297)            (516)
                                                      --------         --------         --------         --------
Income from continuing operations available to           5,132            1,678           11,799            8,027
common stockholders (basic)
Interest on convertible debt                               253               --              788              271
Preferred stock dividends and accretion                     23               --              297               --
                                                      --------         --------         --------         --------
Income from continuing operations available to
   common stockholders (diluted)                      $  5,408         $  1,678         $ 12,884         $  8,298
                                                      ========         ========         ========         ========

Weighted average shares outstanding (basic)             23,751           18,555           20,491           17,847
Assumed conversion:
  Options and warrants                                   1,438              197            1,126              193
  Convertible debentures and preferred stock             2,335               --            2,799            2,364
                                                      --------         --------         --------         --------
Weighted average shares outstanding (diluted)           27,524           18,752           24,416           20,404
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

        The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share data).

                                                           Nine Months Ended
                                                          September 30, 2000
                                                          ------------------
                  Operating revenue                          $     282,091
                  Income from continuing operations          $      10,643
                  Net income                                 $       6,708
                  Net income per share (basic)               $        0.34
                  Net income per share (diluted)             $        0.33


5.       DISCONTINUED OPERATIONS

         Total revenue for the discontinued trailer manufacturing business was $7.7 million and $29.2 million for the three and nine months ended September 30, 2000. Loss before income taxes for the trailer manufacturing business was ($1.1) million and ($1.5) million for the three and nine months ended September 30, 2000.


6.       COMMON STOCK TRANSACTIONS

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

         The Company repurchases its common stock under its share repurchase program, which limits such repurchases to $2 million per year pursuant to the senior credit facilities. As of September 30, 2001 the Company had purchased 173,300 shares with a total cost of $1.97 million.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

         The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. The Company has entered into swap contracts for approximately 1.1 million gallons of diesel fuel per month at an average price of approximately $0.68 per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel. Currently, the Company's fuel-hedging program covers approximately 50% of estimated North American fuel purchases for the remainder of 2001, 38% for the first half of 2002 and 10% for the second half of 2002. Fuel hedge losses of $0.1 million were recorded for the three months ended September 30, 2001.

         In May 2000, the Company was required by its lenders to enter into two interest rate swaps for the purpose of managing exposure to fluctuations in interest rates. The Company fixed the LIBOR component of $212.5 million of its senior credit facility at 7.23%. In May 2001, the Company amended its two interest rate swap agreements, extending the term until May 2005 and reducing the LIBOR component of $212.5 million of its senior debt to 6.72%. Interest expense of $1.6 million related to the swaps was recorded for the three months ended September 30, 2001.


8.       CONTINGENCIES

         In the second quarter of 2000, certain parties filed property damage claims totaling approximately $32.5 million against Mackenzie Northern Railway, a wholly-owned subsidiary of RailAmerica, and others in connection with a fire that allegedly occurred during 1998. The Company intends to vigorously defend these claims and has insurance coverage up to approximately $13 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. Any loss in excess of the Company's insurance policy coverage may materially affect the Company's earnings, cash flow and financial condition.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


9.       LONG-TERM DEBT

         In July 2001, the Company prepaid $19.1 million of long-term debt with cash received from the sale of common stock. Based on this reduction, an extraordinary charge of approximately $236,000, net of taxes, was recorded in the third quarter from the write-off of deferred loan costs from this early extinguishment of debt.


10.      SUBSEQUENT EVENTS

         On October 15, 2001, the Company entered into an agreement to acquire the StatesRail companies for an aggregate purchase price of approximately $90 million, consisting of approximately $70 million in cash and assumption of debt, and the issuance of approximately $20 million of common stock. The transaction, which is expected to close around the end of 2001, is subject to regulatory approvals and other customary closing conditions. StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, owns and operates eight railroads with 1,647 miles of track in eleven states.

         On November 5, 2001, the Company entered into an agreement to acquire ParkSierra Corporation for an aggregate purchase price of approximately $48 million, consisting of approximately $23 million in cash and assumption of debt, and the issuance of approximately $25 million of common stock. The transaction, which is also expected to close around the end of 2001, is subject to regulatory approvals and other customary closing conditions. ParkSierra is headquartered in Napa, California and owns three railroad with 751 miles of track in four western U.S. states.


11.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada, and the International rail transportation segment includes the operations of the Company's railroad subsidiaries in Chile and Australia. Certain expenses, which were included in North American rail transportation in 2000, are included in corporate and other in 2001. The Company's trailer manufacturing segment, which is excluded from this table, was classified as a discontinued operation and sold during 2000.

         Business segment information for the three and nine months ended September 30, 2001 and 2000 follows (in thousands):

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


11.      SEGMENT INFORMATION (continued)
         -------------------------------


         Three Months Ended September 30, 2001:
         -------------------------------------

                                             Consolidated           North America       International     Corporate and Other
                                             ------------           -------------       -------------     -------------------
        Revenue                            $          93,173        $        61,468            31,497    $               208
        Depreciation and amortization      $           6,513        $         3,721             2,409    $               383
        Operating income (loss)            $          19,061        $        16,647             5,716    $            (3,302)
        Total assets                       $         829,961        $       577,162           123,823    $           128,976

         Three Months Ended September 30, 2000:
         -------------------------------------

                                             Consolidated           North America       International     Corporate and Other
                                             ------------           -------------       -------------     -------------------
        Revenue                            $          90,896        $        59,765            30,930     $              201
        Depreciation and amortization      $           7,563        $         5,426             1,739     $              398
        Operating income (loss)            $          16,863        $        12,968             7,458     $           (3,563)
        Total assets                       $         847,880        $       540,218           112,748     $          194,914



         Nine Months Ended September 30, 2001:
         ------------------------------------

                                             Consolidated           North America       International     Corporate and Other
                                             ------------           -------------       -------------     -------------------
        Revenue                            $         278,588        $       184,756            93,355     $              477
        Depreciation and amortization      $          19,978        $        11,835             6,997     $            1,146
        Operating income (loss)            $          56,583        $        47,236            20,626     $          (11,279)


         Nine Months Ended September 30, 2000:
         ------------------------------------

                                             Consolidated           North America       International     Corporate and Other
                                             ------------           -------------       -------------     -------------------
        Revenue                            $         267,611        $       172,232            94,530      $             849
        Depreciation and amortization      $          21,693        $        15,423             5,200      $           1,070
        Operating income (loss)            $          55,767        $        44,718            19,730      $          (8,681)

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


12.    GUARANTOR FINANCIAL INFORMATION

       In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc.

 RailAmerica, Inc.
 Consolidating Balance Sheet
 At September 30, 2001

                                                                                             Non
                                                            Company        Guarantor      Guarantor
                                              Issuer        (Parent)     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                             ---------      ---------    ------------    ------------   ------------   ------------
                 ASSETS
Current assets:
  Cash                                       $      --      $       4      $     290      $  13,156      $      --      $  13,450
  Cash held in escrow                               --            245             75          2,191             --          2,511
  Accounts and notes receivable                     --          1,898         31,181         27,823         (1,699)        59,203
  Other current assets                              49            870          5,873          6,797             --         13,589
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total current assets                             49          3,017         37,419         49,967         (1,699)        88,753
Property, plant and equipment, net                  52            857        432,661        286,691             --        720,261
Other assets                                    13,793          2,631          2,555          1,969             --         20,947
Investment in and advances to affiliates       362,191        177,374          4,630       (125,165)      (419,030)            --
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total assets                              $ 376,084      $ 183,879      $ 477,265      $ 213,461      $(420,729)     $ 829,961
                                             =========      =========      =========      =========      =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt       $  15,405      $      --      $   3,064      $   6,791      $  (1,699)     $  23,561
  Accounts payable                                  --             91         15,666         18,803             --         34,561
  Accrued expenses                               5,138            455         23,699         12,543             --         41,836
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total current liabilities                    20,543            546         42,429         38,137         (1,699)        99,958
Long-term debt, less current maturities        269,276             --         11,895         13,603             --        294,774
Subordinated debt                              118,622         20,572         (1,699)         5,295             --        142,790
Deferred income taxes                          (29,785)       (10,881)       103,295         20,826             --         83,455
Minority interest and other liabilities         19,519             --         11,599         20,153          5,415         56,686
Stockholders' equity:
  Common stock                                      --             24         (1,345)        30,089        (28,744)            24
  Additional paid-in capital                        --        167,902        310,249         47,979       (358,228)       167,902
  Retained earnings                             (9,939)         5,715         26,981         55,441        (37,473)        40,725
  Accumulated other comprehensive loss         (12,152)            --        (26,140)       (18,061)            --        (56,353)
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total stockholders' equity                  (22,091)       173,642        309,745        115,449       (424,445)       152,298
                                             ---------      ---------      ---------      ---------      ---------      ---------
   Total liabilities, redeemable
   preferred stock and stockholders'
   equity                                    $ 376,084      $ 183,879      $ 477,265      $ 213,461      $(420,729)     $ 829,961
                                             =========      =========      =========      =========      =========      =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


12.    GUARANTOR FINANCIAL INFORMATION (continued)


 RailAmerica, Inc.
 Consolidating Statement of Income
 For the nine months ended September 30, 2001

                                                                                           Non
                                                          Company        Guarantor      Guarantor
                                            Issuer        (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                           --------       --------     ------------    ------------    ------------    ------------
Operating revenue                          $     --       $    382       $ 135,221       $ 142,985       $     --       $ 278,588
                                           --------       --------       ---------       ---------       --------       ---------

Operating expenses:
  Transportation                                 --             --          69,839          88,332             --         158,171
  Selling, general and administrative           127         10,325          23,616          11,667             --          45,735
  Gain on sale and impairment of assets
  (net)                                          26             --          (1,930)             25                         (1,879)
  Depreciation and amortization                 771             90           9,514           9,603             --          19,978
                                           --------       --------       ---------       ---------       --------       ---------
   Total operating expenses                     924         10,416         101,039         109,626             --         222,005
                                           --------       --------       ---------       ---------       --------       ---------
   Operating (loss) income                     (924)       (10,033)         34,182          33,358                         56,583
Interest expense                             (5,607)        (1,217)        (24,324)         (9,858)                       (41,006)
Non railroad operations                          --             --              --            (189)                          (189)
Equity in earnings of subsidiaries           21,051         16,342              --              --        (37,393)             --
Minority interest and other income
(expense)                                        --          3,673             714          (2,726)                         1,661
                                           --------       --------       ---------       ---------       --------       ---------
  Income from continuing operations          14,520          8,764           8,764          20,586        (37,393)         17,049
  before income taxes
Provision for income taxes                   (2,247)        (3,096)          3,859           6,437             --           4,953
                                           --------       --------       ---------       ---------       --------       ---------
  Income before extraordinary item           16,767         11,860           6,713          14,149        (37,393)         12,096
Extraordinary loss from early
extinguishment of debt (net of tax)            (236)                                                                         (236)
                                           --------       --------       ---------       ---------       --------       ---------
   Net income                              $ 16,530       $ 11,860       $   6,713       $  14,149       $(37,393)      $  11,860
                                           ========       ========       =========       =========       ========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


12.      GUARANTOR FINANCIAL INFORMATION (continued)


 RailAmerica, Inc.
 Consolidating Statement of Cash Flow
 For the nine months ended September 30, 2001

                                                                                              Non
                                                              Company        Guarantor     Guarantor
                                               Issuer         (Parent)     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------       --------     ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income                                  $  16,530       $ 11,860       $  6,713       $ 14,149       $(37,393)      $  11,860
Adjustments to reconcile net income to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization                   3,446            664         10,029          9,603             --          23,742
  Write-off of deferred loan costs                  376                                                                         376
  Equity in earnings of subsidiaries            (21,051)       (16,342)            --             --         37,393              --
  Minority interest in income of
  subsidiary                                         --             --             --          1,090             --           1,090
  Gain on sale or disposal of properties             --             --         (1,799)           (80)            --          (1,879)
  Deferred income taxes                          (2,393)        (3,501)         8,802           (477)            --           2,432
  Changes in operating assets and
  liabilities, net of acquisitions and
  dispositions:
  Accounts receivable                                11           (162)         3,786         (2,873)            --             762
  Other current assets                              (26)            75            466          4,407             --           4,922
  Accounts payable                                  (74)          (446)         1,919         (4,621)            --          (3,222)
  Accrued expenses                               (4,748)          (680)        (2,027)            79             --          (7,376)
  Other liabilities                                  --             --         (1,224)           643             --            (581)
  Deposits and other                                 --            230           (637)          (825)            --          (1,232)
                                              ---------       --------       --------       --------       --------       ---------
   Net cash (used in) provided by
   operating activities                          (7,929)        (8,302)        26,030         21,094             --          30,894
                                              ---------       --------       --------       --------       --------       ---------

Cash flows from investing activities:
  Purchase of property, plant and
  equipment                                          --           (310)       (19,538)       (24,332)            --         (44,180)
  Proceeds from sale of properties                   --             --          7,341          4,331             --          11,672
  Change in cash in escrow                           --           (245)         1,449          1,734             --           2,938
  Deferred acquisition costs and other               --           (904)           (68)            --             --            (972)
                                              ---------       --------       --------       --------       --------       ---------
   Net cash used in investing activities             --         (1,459)       (10,815)       (18,267)            --         (30,542)
                                              ---------       --------       --------       --------       --------       ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term
  debt                                           74,800             --            492             --             --          75,292
  Principal payments on long-term debt         (109,833)            --         (1,104)        (4,192)            --        (115,129)
  Disbursements/receipts on
  intercompany debt                              42,962        (31,409)       (17,257)         5,704             --              --
  Sale of Common Stock                               --         38,149             --             --                         38,149
  Proceeds from exercise of stock
  options and warrants                               --          5,234             --             --             --           5,234
  Preferred stock dividends paid                     --           (241)            --             --             --            (241)
  Purchase of treasury stock                         --         (1,975)            --             --             --          (1,975)
                                              ---------       --------       --------       --------       --------       ---------
   Net cash provided by (used in)                 7,929          9,758        (17,869)         1,512             --           1,330
   financing activities
                                              ---------       --------       --------       --------       --------       ---------

Net (decrease) increase in cash                      --             (3)        (2,655)         4,339             --           1,682
Effect of exchange rates on cash                     --             --             --         (1,322)            --          (1,322)
Cash, beginning of period                            --              7          2,942         10,141             --          13,090
                                              ---------       --------       --------       --------       --------       ---------
Cash, end of period                           $      --       $      4       $    287       $ 13,157       $     --       $  13,450
                                              =========       ========       ========       ========       ========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


12.      GUARANTOR FINANCIAL INFORMATION (continued)

 RailAmerica, Inc.
 Consolidating Statement of Income
 For the nine months ended September 30, 2000

                                                                                         Non
                                                          Company      Guarantor      Guarantor
                                             Issuer      (Parent)     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            --------     --------     ------------    ------------     ------------    ------------
Operating revenue                           $     --     $    269       $ 141,813       $ 125,798       $    (269)      $ 267,611
                                            --------     --------       ---------       ---------       ---------       ---------

Operating expenses:
  Transportation                                  --           --          77,142          78,098              --         155,240
  Selling, general and administrative            356        6,871          26,120          11,819            (269)         44,897
  Gain on sale and impairment of assets
  (net)                                         (834)          --          (9,138)            (14)             --          (9,986)
  Depreciation and amortization                  684           95          13,304           7,610              --          21,693
                                            --------     --------       ---------       ---------       ---------       ---------
   Total operating expenses                      206        6,966         107,428          97,513              --         211,844
                                            --------     --------       ---------       ---------       ---------       ---------
   Operating (loss) income                      (206)      (6,697)         34,385          28,285              --          55,767
Interest expense                             (34,313)      (1,520)         (3,602)         (1,036)             --         (40,471)
Non railroad operations                           --           --              --          (1,259)                         (1,259)
Equity in earnings of subsidiary              33,132       10,633              --              --         (43,765)             --
Minority interest and other income
(expense)                                         --            9            (595)         (1,509)             --          (2,095)
                                            --------     --------       ---------       ---------       ---------       ---------
   (Loss) income from continuing              (1,387)       2,425          30,188          24,481         (43,765)         11,942
   operations before income taxes
Provision for income taxes                   (13,587)      (3,442)         11,864           8,564              --           3,399
                                            --------     --------       ---------       ---------       ---------       ---------
    Income from continuing operations         12,200        5,867          18,324          15,917         (43,765)          8,543
                                            --------     --------       ---------       ---------       ---------       ---------

Discontinued operations:
   Loss from operations of discontinued
   segment                                        --           --              --            (827)             --            (827)
                                            --------     --------       ---------       ---------       ---------       ---------
(Loss) income before extraordinary item       12,200        5,867          18,324          15,090         (43,765)          7,716
Extraordinary loss from early
extinguishment of debt (net of tax)             (740)      (1,259)           (216)           (893)             --          (3,108)
                                            --------     --------       ---------       ---------       ---------       ---------
    Net income                              $ 11,460     $  4,608       $  18,108       $  14,197       $ (43,765)      $   4,608
                                            ========     ========       =========       =========       =========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


12.      GUARANTOR FINANCIAL INFORMATION (continued)

 RailAmerica, Inc.
 Consolidating Statement of Cash Flow
 For the nine months ended September 30, 2000


                                                                                          Non
                                                         Company       Guarantor      Guarantor
                                             Issuer      (Parent)     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                            --------     --------     ------------    ------------     ------------    ------------

Cash flows from operating activities:
  Net income                                 $  11,460       $  4,608       $ 18,108       $ 14,197       $(43,765)      $   4,608
  Adjustments to reconcile net income
  to net cash (used in) provided by
    operating activities:
   Depreciation and amortization                 3,513            848          8,545          7,694             --          20,600
   Equity in earnings of subsidiaries          (33,132)       (10,633)            --             --         43,765              --
   Write-off of deferred loan costs              1,194          1,353             14          1,396             --           3,957
   Interest paid in kind                            --             --             --          4,252             --           4,252
   Minority interest in income of
     subsidiary                                     --             --             --          1,207             --           1,207
   (Gain) loss on sale or disposal of
     properties                                   (834)            --         (7,433)         1,254             --          (7,013)
   Deferred income taxes                       (14,041)        (4,298)         7,898         (5,404)            --         (15,845)
   Changes in operating assets and
   liabilities, net of acquisitions and
     dispositions:
   Accounts receivable                              (4)           748         12,735          5,470             --          18,949
   Other current assets                            (55)          (403)         1,594         (1,655)            --            (519)
   Accounts payable                                 35            291         11,045         (3,724)            --           7,647
   Accrued expenses                              7,315           (517)        (1,625)         4,766             --           9,939
   Other liabilities                                --             --         (1,533)        (1,374)            --          (2,907)
   Deposits and other                               --         (1,276)       (21,407)        (5,222)            --         (27,905)
                                             ---------       --------       --------       --------       --------       ---------
    Net cash (used in) provided by
    operating activities                       (24,549)        (9,279)        27,941         22,857             --          16,970
                                             ---------       --------       --------       --------       --------       ---------

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                      (51)           (38)       (10,714)       (15,772)            --         (26,575)
  Proceeds from sale of properties               4,300             --          9,427            147             --          13,874
  Acquisitions, net of cash acquired          (150,269)            --            300             --             --        (149,969)
  Deferred acquisition costs and other              --         (2,438)            29             27             --          (2,382)
                                             ---------       --------       --------       --------       --------       ---------
    Net cash used in investing
    activities                                (146,020)        (2,476)          (958)       (15,598)            --        (165,052)
                                             ---------       --------       --------       --------       --------       ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                       336,751            986          9,682          7,352             --         354,771
  Principal payments on long-term debt        (154,393)       (11,725)       (18,739)        (2,053)            --        (186,910)
  Disbursements/receipts on
  intercompany debt                              6,344         24,553        (20,532)       (10,365)            --              --
  Proceeds from exercise of stock
    options                                         --            177             --             --             --             177
  Preferred stock dividends paid                    --           (288)            --             --             --            (288)
  Purchase of treasury stock                        --         (1,992)            --             --             --          (1,992)
  Deferred financing costs paid                (18,133)           (48)            81         (1,508)            --         (19,608)
                                             ---------       --------       --------       --------       --------       ---------
    Net cash provided by (used in)
    financing activities                       170,569         11,663        (29,508)        (6,574)            --         146,150
                                             ---------       --------       --------       --------       --------       ---------

Net (decrease) increase in cash                     --            (92)        (2,525)           685             --          (1,931)
Effect of exchange rates on cash                    --             --             --         (1,020)            --          (1,020)
Cash, beginning of period                           --             92          3,770          7,736             --          11,598
                                             ---------       --------       --------       --------       --------       ---------
Cash, end of period                          $      --       $     --       $  1,245       $  7,401       $     --       $   8,647
                                             =========       ========       ========       ========       ========       =========

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

The Company's operating revenues for the three months ended September 30, 2001 increased 2.5% to $93.2 million from $90.9 million for the three months ended September 30, 2000. Operating income improved to $19.1 million for the three months ended September 30, 2001 from $16.9 million for the three months ended September 30, 2000, as the Company's operating expenses remained fairly constant at $74 million for both periods.

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

As a result, the results of operations for the three and nine months ended September 30, 2001 and 2000 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                 2001           2000            2001            2000
                                               --------       --------       ---------       ---------
          Operating revenue                    $ 61,468       $ 59,765       $ 184,756       $ 172,232
                                               --------       --------       ---------       ---------
          Operating expenses:
            Maintenance of way                    6,352          6,641          19,394          18,516
            Maintenance of equipment              5,181          3,007          15,111          11,693
            Transportation                       16,581         18,374          52,839          51,484
            Equipment rental                      3,727          4,057          11,519          11,588
            Gain on sale of assets                  (81)          (950)         (1,893)         (9,986)
            General and administrative            9,340         10,242          28,715          28,796
            Depreciation and amortization         3,721          5,426          11,835          15,423
                                               --------       --------       ---------       ---------
            Total operating expenses             44,821         46,797         137,520         127,514
                                               --------       --------       ---------       ---------
          Operating income                     $ 16,647       $ 12,968       $  47,236       $  44,718
                                               ========       ========       =========       =========


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Operating revenue. Operating revenue increased by $1.7 million, or 2.8%, to $61.5 million for the three months ended September 30, 2001 from $59.8 million for the three months ended September 30, 2000. The Company disposed of certain properties during 2000; these properties generated approximately $1.8 million of revenues during the three months ended September 30, 2000.

North American transportation revenue per carload increased to $245 for the three months ended September 30, 2001 from $244 for the three months ended September 30, 2000. North American carloads handled totaled 220,773 for the three months ended September 30, 2001, an increase of 3,156 compared to 217,617 carloads in the prior year period. On a "same railroad" basis, carloads increased 5.5% or 11,419. The increase in commodities hauled were petroleum, coal and agricultural products partially offset by declines in railroad equipment/bridge traffic and autos.

Operating expenses. Operating expenses decreased by $2.0 million, or 4.2%, to $44.8 million for the three months ended September 30, 2001 from $46.8 million for the three months ended September 30, 2000. Excluding gains on sales of assets of $0.1 million and $1.0 million, operating expenses as a percentage of operating revenue were 73.0% and 79.9% for the three months ended September 30, 2001 and 2000, respectively. Maintenance of equipment expenses increased to $5.2 million from $3.0 million, due to the completion of certain sale-leaseback transactions in December 2000 and June 2001. Transportation costs decreased to $16.6 million from $18.4 million primarily due to the reduction in fuel costs, which include the effects of the fuel-hedging program. The average diesel fuel price decreased to $0.93 per gallon for the three months ended September 30, 2001 from $1.08 per gallon for the three months ended September 30, 2000. General and administrative expenses decreased to $9.3 million from $10.2 million. This is due partially to classifying certain costs as corporate overhead in 2001, as well as retention bonuses paid in 2000 and certain other acquisition related costs incurred during 2000. Depreciation and amortization decreased from $5.4 million to $3.7 million primarily due to the sale-leaseback transactions noted above.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Operating revenue. Operating revenue increased by $12.6 million, or 7.3%, to $184.8 million for the nine months ended September 30, 2001 from $172.2 million for the nine months ended September 30, 2000. The increase was primarily due to increased carloads as a result of the acquisition of RailTex in February 2000 partially offset by the effect of the properties disposed of during 2000. RailTex generated revenues of $14.1 million for the month of January 2000, which are not included in the Company's 2000 results.

North American transportation revenue per carload increased to $244 for the nine months ended September 30, 2001 from $243 for the nine months ended September 30, 2000. North American carloads handled totaled 667,909 for the nine months ended September 30, 2001, an increase of 46,665 compared to 621,244 carloads in the prior year period. On a "same railroad" basis, pro forma for the acquisition of RailTex and the sale of certain properties in 2000, carloads increased 4.1% to 667,909 in 2001 from 641,729 in 2000. Coal, agricultural products, and intermodal increases were partially offset by declines in automobile and lumber products due to the weak economic conditions in 2001 compared to 2000.

Operating expenses. Operating expenses increased by $10.0 million, or 7.8%, to $137.5 million for the nine months ended September 30, 2001 from $127.5 million for the nine months ended September 30, 2000. The increase was due to $10.0 million in gains recognized from disposition of properties in the prior year period. Without such gains, operating expenses increased slightly to $139.4 million for the nine months ended September 30, 2001 from $137.5 million for the nine months ended September 30, 2000. Maintenance of equipment increased to $15.1 million from $11.7 million, due to the completion of certain sale-leaseback transactions in December 2000 and June 2001. Depreciation and amortization decreased to $11.8 million from $15.4 million primarily due to the sale-leaseback transactions. Excluding gains, operating expenses as a percentage of operating revenue were 75.5% and 79.8% for the nine months ended September 30, 2001 and 2000, respectively.


INTERNATIONAL RAILROAD OPERATIONS

The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,                September 30,
                                                 2001          2000          2001          2000
                                               --------       -------      --------       -------
          Operating revenue                    $ 31,497       $30,930      $ 93,355       $94,530
                                               --------       -------      --------       -------

          Operating expenses:
            Transportation                       20,969        19,154        59,308        61,959
            Gain on sale of assets                  (12)           --           (12)           --
            General and administrative            2,415         2,579         6,436         7,641
            Depreciation and amortization         2,409         1,739         6,997         5,200
                                               --------       -------      --------       -------
                Total operating expenses         25,781        23,472        72,729        74,800
                                               --------       -------      --------       -------
                Operating Income               $  5,716       $ 7,458      $ 20,626       $19,730
                                               ========       =======      ========       =======

COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Operating revenue. Operating revenue increased $0.6 million, or 1.8%, to $31.5 million for the three months ended September 30, 2001 from $30.9 million for the three months ended September 30, 2000. Freight Australia's revenues increased to $26.2 million for the three months ended September 30, 2001 from $24.6 million for the three months ended September 30, 2000. The increase in Freight Australia's revenues is due to the addition of two new haulage contracts in the fourth quarter of 2000, as well as continued strength in grain movements from the large grain harvest in the State of Victoria. For the three months ended September 30, 2001 the average exchange rate was $0.51 Australian Dollars to the U.S. Dollar compared to $0.58 for the three months ended September 30, 2000. On a constant currency basis, Freight Australia's revenues increased 19.2% to $29.3 million for the three months ended September 30, 2001 from $24.6 million for the three months ended September 30, 2000. Ferronor's revenues decreased to $5.3 million for the three months ended September 30, 2001 from $6.4 million for the three months ended September 30, 2000. The decrease in Ferronor's revenues is primarily due to a planned decline in iron ore shipments out of one of the mines serviced by Ferronor.

Total carloads were 83,053 for the three months ended September 30, 2001, an increase of 3,009, or 3.8%, compared to 80,044 for the three months ended September 30, 2000. Freight Australia's carloads increased to 58,351 for the three months ended September 30, 2001 from 53,311 for the three months ended September 30, 2000. Ferronor's carloads decreased to 24,702 for the three months ended September 30, 2001 from 26,733 for the three months ended September 30, 2000. As noted above, Freight Australia's carloads increased due to the addition of two new haulage contracts in the fourth quarter of 2000, as well as higher grain moves in 2001, and Ferronor's carloads decreased due to a planned decline in iron ore movements at one of the mines serviced by Ferronor.

Operating expenses. Operating expenses increased $2.3 million, or 9.8%, to $25.8 million for the three months ended September 30, 2001 from $23.5 million for the three months ended September 30, 2000. Freight Australia's operating expenses increased $2.4 million to $20.5 million for the three months ended September 30, 2001 from $18.1 million for the three months ended September 30, 2000. Freight Australia's transportation expense increased $2.9 million to $17.6 million for the three months ended September 30, 2001 from $14.7 million for the three months ended September 30, 2001. The increase is primarily due to the addition of two new haulage contracts with customers in the fourth quarter of 2000, which both have long hauls and therefore higher transportation costs. Ferronor's operating expenses decreased $0.1 million to $5.3 million from $5.4 million during the same periods. Operating expenses, as a percentage of operating revenue, were 81.9% and 75.9% for the three months ended September 30, 2001 and 2000, respectively, for the international operations.


COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

Operating revenue. Operating revenue decreased $1.1 million, or 1.2%, to $93.4 million for the nine months ended September 30, 2001 from $94.5 million for the nine months ended September 30, 2000. Freight Australia's revenues decreased to $76.5 million for the nine months ended September 30, 2001 from $77.8 million for the nine months ended September 30, 2000, while Ferronor's revenues increased to $16.9 million from $16.7 million during the same periods. The decline in Freight Australia's revenues is primarily due to the 13.2% decline in the Australian dollar. For the nine months ended September 30, 2001 the average exchange rate was $0.52 Australian Dollars to the U.S. Dollar compared to $0.60 for the nine months ended September 30, 2000.

On a constant currency basis, Freight Australia's revenues increased 13.2% to $88.1 million for the nine months ended September 30, 2001 from $77.8 million for the nine months ended September 30, 2000.

Total carloads were 248,228 for the nine months ended September 30, 2001, an increase of 15,574, or 6.7%, compared to 232,654 for the nine months ended September 30, 2000. Freight Australia's carloads increased to 170,414 for the nine months ended September 30, 2001 from 152,347 for the nine months ended September 30, 2000. Ferronor's carloads decreased to 77,814 for the nine months ended September 30, 2001 from 80,307 for the nine months ended September 30, 2000.

Operating expenses. Operating expenses decreased $2.1 million, or 2.8%, to $72.7 million for the nine months ended September 30, 2001 from $74.8 million for the nine months ended September 30, 2000. Freight Australia's operating expenses decreased $2.9 million to $57.6 million for the nine months ended September 30, 2001 from $60.5 million for the nine months ended September 30, 2000, while Ferronor's operating expenses increased $0.9 million to $15.2 million from $14.3 million during the same periods. Operating expenses, as a percentage of operating revenue, were 77.9% and 79.1% for the nine months ended September 30, 2001 and 2000, respectively for the international operations. The decline in Freight Australia's operating expenses is primarily due to the decline in the Australian dollar. However, the improvement in operating ratio, which is not significantly impacted by the decline in the Australian dollar, is due primarily to increased revenues in Australia while being able to hold costs constant.


CORPORATE OVERHEAD AND OTHER

Corporate Overhead. Corporate overhead, which benefits all of the Company's segments, has not been allocated to the business segments for this analysis. Corporate overhead services include overall strategic planning, marketing, accounting, legal services, finance, cash management, payroll, engineering and tax return preparation. The Company believes that this presentation will facilitate a better understanding of the changes in the results of the Company's operations. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $2.4 million to $10.8 million for the nine months ended September 30, 2001 from $8.4 million for the nine months ended September 30, 2000. The increase was primarily due to the reallocation of facility costs from North America railroad operations to corporate overhead, as well as the effect of including nine months of RailTex corporate overhead in 2001 as compared to eight months in 2000. This increase was partially offset by a reduction in the 2001 corporate bonus accrual based on actual results compared to criteria establish by the Board of Directors.

Interest Expense. Interest expense, including amortization of deferred financing costs, increased to $41.0 million for the nine months ended September 30, 2001 from $40.5 million for the nine months ended September 30, 2000. This increase is primarily due to the acquisition of RailTex in February 2000 and the associated debt, partially offset by additional principal payments made on our debt, as well as the reduction in interest rates.

The Company has two interest rate swaps to limit its variable interest rate exposure on a total amount of $212.5 million of debt. As a result, the recent interest rate reductions in 2001 have only benefited the Company to the extent of the unhedged portion of its variable rate debt, approximately $72.2 million. In May 2001, the Company amended its interest rate swap agreements to reduce the fixed interest rate by approximately 50 basis points resulting in estimated interest savings of $250,000 for the remainder of 2001.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

The Company's cash provided by operating activities was $30.9 million for the nine months ended September 30, 2001. This amount includes $11.9 million of net income and $23.7 million of depreciation and amortization partially offset by $10.6 million of decreases in accounts payable and accrued expenses.

Cash used in investing activities was $30.5 million for the nine months ended September 30, 2001. The primary use of cash was the purchase of property, plant and equipment with an aggregate cost of approximately $44.2 million. Cash provided by the sale of properties was $11.7 million which included a sale-leaseback transaction of $8.5 million.

Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001. During June, the Company completed a private placement of
3.8 million shares of common stock for net proceeds of $38.2 million. This was partially offset by net debt repayments of approximately $39.8 million.

As of September 30, 2001, the Company had a working capital deficit of $11.2 million compared to a working capital deficit of $7.6 million as of December 31, 2000. During July 2001, the Company prepaid $19.1 million of senior debt with the proceeds from the private placement in June. The Company's cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

The Company anticipates using its cash sources to fund anticipated capital expenditures for the upgrading of existing rail lines and purchases of locomotives and equipment during the remainder of 2001. To the extent possible, the Company may seek to finance any further acquisitions of property, plant and equipment in order to allow its cash flow from operations to be devoted to other uses, including debt reduction and acquisition requirements.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 became effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under Statement No. 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

In addition, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not completed its analysis of the effects that these new standards will have on the results of operations, although it does not expect the implementation of these standards to have a significant effect on its results of operations or financial condition.


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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; risks inherent in doing business in foreign countries; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; the inability to integrate acquired businesses; failure to service debt or comply with covenants contained in our debt instrument; the Company's failure to successfully market and sell non-core properties and assets; environmental risks; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

The interest rate on the Company's credit facilities is payable at variable rates. To partially mitigate the interest rate risk on these credit facilities, the Company entered into two interest rate swaps in May 2000. At that time, the interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In May 2001, the Company amended these two interest rate swap agreements, extending the term until May 2005 and reducing the LIBOR component of $212.5 million of its senior debt to 6.72%. Fluctuation in the market interest rate will affect the cost of our remaining borrowings. The effect of a 1% increase in interest on the remaining borrowings would result in an annual increase in interest expense of $0.7 million.

DIESEL FUEL. Diesel fuel represents a significant variable expense to the Company's operations. Therefore, the Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $0.4 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. The Company has entered into swap contracts for approximately 1.1 million gallons of diesel fuel per month at an average price of approximately $0.68 per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                 In July 2001, 232,400 shares of the Company's redeemable preferred stock were converted into approximately 703,000 shares of common stock. The Company believes these transactions are exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RAILAMERICA, INC.

Date:  November 14, 2001
                                              By: /s/ Bennett Marks
                                              --------------------------------
                                              Bennett Marks
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer