Form 10-K405
period 2001-12-31
RAILAMERICA INC /DE
filed 2002-04-01
CIK 887637

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001 Commission File Number 0-20618

                                   ----------

                                RAILAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       65-0328006
      ----------------------------                       ----------------------
      (State or Other Jurisdiction                            (IRS Employer
            of Incorporation)                            Identification Number)

      5300 BROKEN SOUND BLVD, N.W.
           BOCA RATON, FLORIDA                                    33487
----------------------------------------                      -------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (561) 994-6015

           Securities Registered Pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------            -----------------------------------------

  Common Stock, $.001 Par Value               New York Stock Exchange
  Common Stock Purchase Rights                New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002 computed by reference to the average bid and asked prices of registrant's common stock reported on the New York Stock Exchange on such date was $334.6 million.

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 22, 2002 was 32,327,644.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for the 2002 Annual Meeting of Stockholders (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I

Item 1.    Business                                                                   4
Item 2.    Properties                                                                15
Item 3.    Legal Proceedings                                                         19
Item 4.    Submission of Matters to a Vote of Security Holders                       20

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                  20
Item 6.    Selected Financial Data                                                   21
Item 7.    Management's Discussion and Analysis                                      32
Item 7a.   Market Risk                                                               44
Item 8.    Financial Statements                                                      44
Item 9.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                44

PART III

Item 10.   Directors and Executive Officers of the Registrant                        45
Item 11.   Executive Compensation                                                    45
Item 12.   Security Ownership of Certain Beneficial Owners and Management            45
Item 13.   Certain Relationships and Related Transactions                            45


PART IV

Item 14.   Exhibits and Reports on Form 8-K                                          45

Signatures                                                                           49


         This Form 10-K contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, relationships with vendors, fuel costs, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, the inability to successfully integrate acquired operations, the ability to successfully market and sell non-core properties and assets, the ability to service debt, one-time events and other factors described under the heading "Factors affecting our operating results, business prospects and market price of stock" and elsewhere in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.  BUSINESS

GENERAL

         We are the largest owner and operator of short line freight railroads in North America and a leading owner and operator of regional freight railroads in Australia and Chile. We own, lease or operate a diversified portfolio of 49 railroads with approximately 12,900 miles of track located in the United States, Australia, Canada, Chile and Argentina. Through our diversified portfolio of rail lines, we operate in numerous geographic regions with varying concentrations of commodities hauled. We believe that individual economic and seasonal cycles in each region may partially offset each other. All dollar amounts in this report are in U.S. dollars unless otherwise indicated.

         We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. Our principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and our telephone number at that location is (561) 994-6015.

RECENT DEVELOPMENTS

Since January 1, 2001, we have completed the following significant transactions:

         o In June 2001, we completed the private placement sale of 3.8 million shares of our common stock, for $10.75 per share, resulting in net proceeds of $38.2 million. The proceeds from this private placement were used to pay down existing debt and for general corporate purposes.

         o In July 2001, we realized $8.4 million in net proceeds on the sale/leaseback of certain locomotives.

         o In December 2001, we completed the private placement sale of 4.3 million shares of our common stock, for $12.50 per share, resulting in net proceeds of $51.5 million. The proceeds from this private placement were used to acquire StatesRail and ParkSierra , as well as for the reduction of debt and other general corporate purposes.

         o During 2001, we sold several various non-core assets including Dakota Rail for total proceeds of $9.8 million.

         o In January 2002, we acquired all of the stock of StatesRail, which owned and operated eight railroads (consisting of seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in eleven states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash, and $23 million in our common stock.

         o In January 2002, we also acquired all of the stock of ParkSierra, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and $25 million in our common stock.

         o In March 2002, we sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million.

BUSINESS STRATEGY

            CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. During 1999 and 2000, we acquired RailTex, RaiLink, TPW and Freight Australia for total consideration of approximately $500 million. These four acquisitions, which have been successfully integrated into our operations, added in excess of 9,000 miles of track to our operations and in excess of $300 million in revenues. In January 2002, we acquired StatesRail and ParkSierra for total consideration of $138 million. These two acquisitions add another 2,400 miles to our operations and are projected to contribute approximately $90 million in annual revenues.

            In North America, we seek acquisition candidates that enable us to form geographic clusters of short lines, thereby affording economies of scale as well as marketing and operating synergies. We also seek properties where operating efficiencies can be realized from professional management techniques and asset rationalization, thereby enabling the target railroad to reduce operating costs and improve service. The resultant competitive pricing and better service, coupled with a focused marketing and sales effort, typically yields customer loyalty and increased carloads.

            Acquisition opportunities in North America generally come from two sources. First, certain Class I railroads have stated an intent to sell certain branch lines over the next several years. We believe, based on our strong operating performance and relationships with the Class I railroads, we are a logical choice to acquire certain of these properties. Second, as the short line industry itself continues to consolidate, we believe we are in an excellent position to acquire other short lines or groups of short lines because of our industry reputation, demonstrated access to capital, breadth of geographic coverage and ability to efficiently evaluate and negotiate prospective transactions.

            We also seek acquisition candidates in economically and politically stable international markets as a result of an increasing number of governments seeking to privatize their national rail systems.

            INTEGRATE RECENT ACQUISITIONS INTO OUR OPERATIONS. A key element to our strategy has been the implementation of a comprehensive integration plan focusing on areas such as centralizing certain back office functions including accounting, information technology and purchasing, re-engineering the acquired companies' operating structure to conform to our cluster and regional structure and rationalizing and upgrading the acquired companies' locomotive fleet to reduce maintenance and fuel costs. After we acquired RailTex in February 2000, we realized significant synergies and cost savings in personnel costs, fleet rationalization and purchasing improvements. We believe that the recent acquisitions and integration of StatesRail and ParkSierra will generate significant cost savings and synergies.

            GROW INTERNALLY THROUGH FOCUSED SALES, MARKETING EFFORTS AND CUSTOMER SERVICE. We will continue to focus on increasing traffic in each of our markets by aggressively marketing our customer service to new and existing customers and bolstering our sales efforts. In many cases, we believe customer service and sales and marketing at railroads that we have acquired have been neglected by the previous owners. We purchased a number of our rail lines from Class I railroads. Due to the size of the Class I railroads and their concentration on long-haul traffic, we believe the Class I operators typically have not effectively marketed to customers on these branch line operations.

            MAINTAIN CLOSE RELATIONSHIPS WITH CLASS I RAILROADS. Since our North American short line rail properties interchange with at least one Class I railroad, we maintain close relationships with substantially all of the North American Class I rail operators. We believe that these relationships will enable us to pursue new business opportunities on existing rail line properties and acquire additional short line freight rail lines from the Class I railroads.

             FOCUS ON CORE OPERATIONS THROUGH STRATEGIC DIVESTITURES. We believe that in order to capitalize on opportunities more profitable to our overall portfolio, to minimize the amount of management time and effort on the smaller properties in our portfolio, and to reduce debt, we may from time to time continue to divest some of our railroad properties that provide inadequate returns on invested capital. We believe a market for these divestitures exists among smaller short line operating companies and selected strategic buyers.

NORTH AMERICAN RAILROAD OPERATIONS

         We currently own, lease or operate 46 rail properties in North America. All of our North American rail properties are short line railroads that provide transportation services for both on-line customers, and Class I railroads which interchange with our rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from the Class I interchanges. Each of our North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul makes our rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers.

         UNITED STATES. We own, lease or operate 38 short line rail properties in the United States with approximately 6,500 miles of track. Our properties are geographically diversified and operate in 27 states. We have clusters of rail properties in the Southeastern, Southwestern, Midwestern, Great Lakes, New England and Pacific Coast regions of the United States. We believe that this cluster strategy provides economies of scale and helps achieve operational synergies.

         CANADA. We own, lease or operate 8 short line rail properties in Canada with approximately 1,800 miles of track. Our Canadian properties are geographically diversified and operate in six provinces and/or territories.

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

          Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our North American regional marketing managers. Each regional marketing manager works closely with personnel of our railroads and with other members of senior management to develop marketing plans to increase shipments from existing customers and to develop business from new customers. We also work with the marketing staffs of the connecting Class I carriers to develop an appropriate array of rail-oriented proposals to meet customers' needs and with industrial development organizations to locate new rail users. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.

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

         Interline and local traffic generated 84%, 86% and 89% of our total freight revenue in 2001, 2000, and 1999, respectively. We believe that high levels of interline and local traffic provide us with greater stability of revenues because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.

         The following table summarizes freight revenue by type of traffic carried by our North American railroads in 2001, 2000 and 1999 in dollars and as a percent of total freight revenue.

                                  NORTH AMERICA
                                 FREIGHT REVENUE
                             (DOLLARS IN THOUSANDS)

                                         2001                         2000                           1999
                            ---------------------------     --------------------------    ---------------------------
                                 $              %                $              %              $               %
                            ------------    -----------     ------------    ----------    ------------     ----------
       Interline               $165,821          76.5%         $146,184         72.0%         $31,905          86.5%
       Local                     16,044           7.4%           27,404         13.5%             945           2.6%
       Bridge                    34,901          16.1%           29,396         14.5%           4,019          10.9%
                            ------------    -----------     ------------    ----------    ------------     ----------
                               $216,766         100.0%         $202,984        100.0%         $36,869         100.0%
                            ============    ===========     ============    ==========    ============     ==========



         CONNECTING CARRIERS. All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2001, 2000 and 1999 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                                  NORTH AMERICA
                              INTERCHANGED TRAFFIC



                                          2001                     2000                        1999
                             -------------------------    ------------------------    -------------------------
                              Revenues      Carloads      Revenues      Carloads       Revenues      Carloads
                             -----------    ----------    ----------    ----------    -----------    ----------
Canadian National Railway         30.4%         26.1%         24.7%         24.7%          20.4%         21.6%
Union Pacific Railroad            22.2%         23.2%         24.0%         21.8%           3.5%          3.3%
CSXT Transportation               16.0%         12.9%         18.9%         15.0%          14.6%         10.0%
Canadian Pacific Railway          12.8%         16.6%         10.3%         16.6%          28.5%         24.4%
Burlington Northern                6.2%          5.9%          8.5%          7.3%          26.6%         34.2%
  Santa Fe Railway
Norfolk Southern                   5.6%          6.9%          7.2%          7.3%             --             -
All other railroads                6.8%          8.4%          6.4%          7.3%           6.4%          6.5%
                             -----------    ----------    ----------    ----------    -----------    ----------
                                 100.0%        100.0%        100.0%        100.0%         100.0%        100.0%
                             ===========    ==========    ==========    ==========    ===========    ==========

         Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation of a shipment from origin to destination, including the portion that travels over our lines. Our revenues from this traffic are generally collected through fees paid directly to us by the connecting carriers rather than by customers on our lines and are payable regardless of whether the connecting carriers are able to collect from the customers. The fees payable by connecting carriers are set forth in contracts entered into by each of our railroads with their respective connecting carriers and are generally subject to periodic adjustments.

         CUSTOMERS. In 2001, we served approximately 1,600 customers in North America. These customers shipped and/or received a wide variety of products. Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 2001, our 10 largest North American customers accounted for approximately 25% of North American transportation revenue, as compared to 28% of North American transportation revenue in 2000.

         COMMODITIES. The following table sets forth by number and percentage the carloads hauled by our North American railroads during the years ended December 31, 2001, 2000 and 1999.

                       CARLOADS CARRIED BY COMMODITY GROUP

                                              2001                        2000                         1999
                                      -----------------------    ------------------------    -------------------------
COMMODITY GROUP                       Carloads         %          Carloads         %          Carloads          %
---------------                       ----------   ----------    -----------    ---------    ------------    ---------
Agricultural & Farm Products             80,834         9.1%         76,593         9.0%          28,140        18.1%
Autos                                    45,923         5.2%         47,900         5.7%           3,415         2.1%
Chemicals                                66,863         7.6%         66,827         8.0%           8,522         5.5%
Coal                                     95,433        10.8%         71,945         8.6%           5,504         3.6%
Food Products                            40,578         4.6%         39,313         4.7%           9,736         6.3%
Intermodal                               38,310         4.3%         30,134         3.6%           5,033         3.2%
Lumber & Forest Products                 88,162        10.0%         90,102        10.7%          14,681         9.5%
Metals                                   52,130         5.9%         61,049         7.3%          10,956         7.1%
Minerals                                 19,423         2.2%         16,393         2.0%             901         0.6%
Metallic/Non-metallic Ores               45,658         5.2%         36,780         4.4%           3,165         2.0%
Paper Products                           64,113         7.2%         59,124         7.0%          15,310         9.9%
Petroleum Products                       28,552         3.2%         26,840         3.2%           5,678         3.7%
Railroad Equipment/Bridge Traffic       200,565        22.6%        192,323        22.9%          37,023        23.9%
Other                                    19,035         2.1%         24,128         2.9%           6,927         4.5%
                                      ----------   ----------    -----------    ---------    ------------    ---------
Total                                   885,579       100.0%        839,451       100.0%         154,991       100.0%
                                      ==========   ==========    ===========    =========    ============    =========

         EMPLOYEES. Currently, we have approximately 1,800 full-time railroad employees in North America. Approximately 770 of the employees are subject to collective bargaining agreements.

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

INTERNATIONAL RAILROAD OPERATIONS

AUSTRALIAN RAILROAD OPERATIONS

         We own Freight Australia, a regional freight railroad operating in and around the State of Victoria, Australia. Freight Australia was purchased from the Government of the State of Victoria, Australia on April 30, 1999 for total consideration of approximately $103 million. Freight Australia operates over 3,150 miles of track, which are leased from the State of Victoria under a 45 year prepaid lease.

         CUSTOMERS. Freight Australia's customers span a variety of industries, with particular emphasis on companies in the Australian agricultural industry for whom we carry bulk grain and other agricultural products. One customer, AWB, Limited, represented 28% of Freight Australia's transportation revenue for the year ended Decemer 31, 2001, 25% for the year ended in 2000 and 19% for the period of May 1, 1999 to December 31, 1999. Additionally, track access fees from V/Line Passenger represented 13% of Freight Australia's transportation revenue in 2001, 15% in 2000, and 18% in 1999.

         COMMODITIES/SERVICES. The following table sets forth by dollar amount (in thousands) and percentage Freight Australia's transportation revenue for the years ended December 31, 2001 and 2000 and the eight months ended December 31, 1999.


                                            2001                        2000                        1999
                                   ------------------------   -------------------------    -------------------------
                                      US$                        US$                          US$
                                    Amount           %          Amount           %           Amount           %
                                   ----------    ----------   ------------    ---------    -----------    ----------
Agricultural products               $46,296             47%      $45,440             46%      $24,613             40%
Track access fees                    15,367             16%       16,309             16%       12,430             21%
Intermodal containers                12,227             12%       13,540             14%        7,470             12%
Fast Track parcel service             8,235              8%        8,210              8%        6,744             11%
Bulk (i.e., cement, gypsum,
  stone, logs)                        8,079              8%        9,540             10%        6,213             10%
Interstate                            8,428              9%        5,954              6%        3,484              6%
                                    -------      ---------       -------      ---------       -------      ---------
  Total transportation revenue      $98,632          100.0%      $98,993          100.0%      $60,954          100.0%
                                    =======      =========       =======      =========       =======      =========


         EMPLOYEES. Freight Australia currently has approximately 700 employees. Most of these employees are subject to collective bargaining agreements.

         SAFETY. Freight Australia endeavors to conduct safe railroad operations for the benefit and protection of employees, customers and communities we serve. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal or state regulation. We believe that Freight Australia complies in all material respects with federal, state and local regulations. Freight Australia holds Rail Safety Accreditation in accordance with Australian Standards Regulations 4292 in Victoria, New South Wales, and South Australia. We also participate in several governmental and industry sponsored safety programs.

         COMPETITION. Freight Australia competes directly with other railroads in the Open Access Australian railway network as well as with other modes of transportation, principally motor carriers and, to a lesser extent, ship operators. The extent of this competition is significant in all aspects. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination package. To the extent other carriers are involved in transporting a shipment, we cannot control the cost and quality of service. Cost reductions achieved by Freight Australia over the past several years have generally improved its ability to compete with alternate modes of transportation.

CHILEAN RAILROAD OPERATIONS

         Ferronor owns and operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. In December 2001, Ferronor announced it will commence operating the Potrerillos Railway, a customer-owned 57 mile freight railroad.

         CUSTOMERS. Ferronor's customers are principally in the mining industry. Two of the customers represented 45% and 38% of the Chilean transportation revenue for 2001, 44% and 38% of the Chilean transportation revenue for 2000, and 43% and 40% of the Chilean transportation revenue for 1999.

         EMPLOYEES. Ferronor currently has approximately 180 full-time employees. A majority of Ferronor's employees are subject to collective bargaining agreements.

REGULATION

         UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations by numerous government agencies, including (1) regulation by the Surface Transportation Board, or STB, and the Federal Railroad Administration, or FRA, (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (3) some limited regulation by agencies in the states in which we do business.

         The STB, established by the ICC Termination Act of 1995, has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad's tracks through lease, joint use or trackage rights, the rates charged for their transportation services, and the service provided by rail carriers.

         As a result of the Staggers Rail Act, railroads have received considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. Requirements for the creation of new short line railroads or the expansion of existing short line railroads were substantially expedited and simplified under the exemption process. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers. While the ICC Termination Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

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

         The RAIL CORPORATIONS ACT 1996, known as RCA, regulates the operation of the State of Victoria's passenger trains and trams and rail network. Part 2A of the RCA outlines an access regime, which potentially applies to railways and rail infrastructure and gives power to the ORG to regulate access to relevant services. At present, however, no rail transport services have been declared to be subject to the regime. If there were any, ORG could set the terms and conditions of access.

         The Secretary to the Department of Infrastructure may take disciplinary action against an accredited (licensed to provide certain services) railroad if the railroad has failed to comply with the requirements of accreditation or has permitted an unsafe practice or acted negligently. Disciplinary action which the Secretary may take includes disqualifying the railroad from holding an accreditation for a period specified by the Secretary, suspension of the accreditation, early expiry of the accreditation and immediate or future cancellation of the accreditation.

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

         CANADA. Our Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act, or CTA, which is issued on proof of insurance. Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.

         Short line railroads located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada's ten provinces have enacted new legislation, which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under the short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a provincial railway.

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

NORTH AMERICAN RAILROAD INDUSTRY

         The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 121,000 miles of track in 2000. In addition to large railroad operators, there were more than 550 short line and regional railroads, which operated approximately 50,000 miles of track in 2000.

         The railroad industry is subject to regulations of various government agencies, primarily the STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 2000, the Class I railroads had operating revenues of at least $261.9 million, Class II railroads had revenues of $21.0 million to $261.8 million, and Class III railroads had revenues of less than $21.0 million (these thresholds are adjusted annually for inflation).

         In compiling data on the U.S. railroad industry, the Association of American Railroads uses the STB's revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.

                             2000 INDUSTRY OVERVIEW


                      Number of                                (in billions)
Type of Railroad      Carriers          Miles Operated         2000 Revenues          % of Revenues
-----------------   --------------    -------------------    -------------------    ------------------
Class I                     8               120,597               $ 33.1                    91.2%
Regional                   35                20,978                  1.7                     4.7
Local                     517                28,937                  1.5                     4.1
                       ------               -------               ------                  ------
  Total                   560               170,512               $ 36.3                   100.0%
                       ======               =======               ======                  ======

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

         Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture by Class I operators. Consequently, these transactions often result in net increases in the divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

ITEM 2. PROPERTIES

NORTH AMERICAN RAILROAD PROPERTIES

The following table sets forth information with respect to the North American railroad properties that we owned as of March 22, 2002:


---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
                             DATE OF        TRACK                                         PRINCIPAL
          RAILROAD           ACQUISITION    MILES      STRUCTURE         LOCATION         COMMODITIES
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Cape Breton & Central Nova   Feb 2000          245     Owned             Nova Scotia      Limestone, lumber, Grain
Scotia Railway                                                                            and scrap metals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Carolina Piedmont Railroad   Feb 2000          49      Owned             South Carolina   Chemicals, metal
                                                                                          products, clay and food
                                                                                          products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Cascade and Columbia River   Sept 1996         130     Owned;            Washington       Lumber & wood products,
Railroad                                               Trackage rights                    minerals and agricultural
                                                                                          products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Central Oregon & Pacific     Feb 2000          449     Owned; Leased;    Oregon,          Lumber & wood products,
Railroad                                               Trackage rights   California       paper and chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Central Railroad of Indiana  Feb 2000          81      Owned             Indiana, Ohio    Chemicals, minerals, clay
                                                                                          and food products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Central Railroad of          Feb 2000          73      Leased;           Indiana          Farm and food products,
Indianapolis                                           Trackage                           chemicals, railroad
                                                       rights                             equipment and metals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Central Western              July 1999         21      Owned             Alberta          Agricultural products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Connecticut Southern         Feb 2000          78      Owned;            Connecticut      Lumber & wood products,
                                                       Trackage                           paper products, chemicals
                                                       rights                             and transportation
                                                                                          equipment
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Dallas Consolidated         Feb 2000          294     Leased            Texas            Farm & food products,
(Dallas, Garland &                                                                        paper products, railroad
Northeastern Railroad and                                                                 equipment, chemicals and
Texas Northeastern Railroad)                                                              autos
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
E&N Railway                  Jan. 1999         61      Owned             British          Lumber, paper products,
                                               120     Leased            Columbia         minerals and chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Goderich-Exeter Railway      Feb 2000          159     Owned;            Ontario          Auto parts, farm
                                                       Leased                             products, chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Huron and Eastern Railway    March 1986        171     Owned;            Michigan         Agricultural products
                             May 1988                  leased;
                                                       trackage rights
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Indiana & Ohio Railway       Feb 2000          577     Owned;            Michigan,        Autos, railroad
                                                       Leased            Ohio, Indiana    equipment, agricultural
                                                                                          products, chemicals and
                                                                                          pulpboard
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Indiana Southern Railroad    Feb 2000          176     Owned;            Indiana          Coal, farm products,
                                                       Trackage rights                    chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------


---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
                             DATE OF        TRACK                                         PRINCIPAL
          RAILROAD           ACQUISITION    MILES      STRUCTURE         LOCATION         COMMODITIES
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Lakeland & Waterways         July 1999         120     Owned             Alberta          Forest products,
                                                                                          agricultural products,
                                                                                          petroleum coke and bridge
                                                                                          traffic
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Mackenzie Northern           July 1999         650     Owned             Alberta,         Fuel, forest products,
                                                                         Northwest        agricultural products and
                                                                         Territory        chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Michigan Consolidated        Feb 2000          118     Owned             Michigan         Agricultural products,
(Mid-Michigan Railroad,                                                                   auto parts and fertilizer
Grand Rapids Eastern
Railroad, and Michigan
Shore Railroad)
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Missouri & Northern          Feb 2000          527     Owned; leased;    Missouri,        Railroad equipment, coal,
Arkansas Railroad                                      trackage rights   Arkansas,        farm & food products,
                                                                         Kansas           minerals and roofing
                                                                                          material
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
New England Central          Feb 2000          343     Owned;            Vermont, New     Lumber & wood products,
Railroad                                               Leased            Hampshire,       paper products, plastic,
                                                                         Massachusetts,   coal, copper, bridge
                                                                         Connecticut      traffic
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Ottawa Valley Railway          July 1999       389     Leased            Ontario          Bridge traffic, railroad
                                                                                          equipment, acid, copper
                                                                                          concentrates and chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Otter Tail Valley Railroad   Oct. 1996         72      Owned             Minnesota        Coal, agricultural
                                                                                          products,
                                                                                          Fertilizer
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Saginaw Valley Railway       Jan. 1991         57      Owned             Michigan         Agricultural products,
                             Apr. 1998                                                    fertilizer and stone
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
San Diego & Imperial         Feb 2000          124     Trackage rights   California,      Petroleum, paper
Valley Railroad                                                          Mexico           products, non-metallic
                                                                                          ores, lumber
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
South Carolina Central       Feb 2000          97      Owned             South Carolina   Chemicals, metals, coal,
Railroad                                                                                  paper products, waste
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Southern Ontario Railway     July 1999         54      Leased            Ontario          Fuel, metals,
                                                                                          agricultural products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Texas-New Mexico Railroad    Feb 2000          107     Owned             Texas, New       Non-metallic ores, waste,
                                                                         Mexico           petroleum
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Toledo, Peoria and Western   Sept 1999         298     Owned;            Indiana,         Intermodal, agricultural
Railroad                                               Trackage          Illinois, Iowa   products, fertilizers,
                                                       rights                             chemicals
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Ventura County Railroad      Aug. 1998         13      Leased            California       Automobiles, chemicals,
                                                                                          paper products
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Virginia Consolidated        Feb 2000          211     Leased;           Virginia,        Coal, lumber, limestone,
(Chesapeake & Albermarle                               Owned             North Carolina   aggregates
Railroad, North Carolina
& Virginia Railroad, and
Virginia Southern
Railroad)
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------

West Texas & Lubbock         Nov. 1995         104     Owned             Texas            Fertilizer, chemicals,
Railroad                                                                                  cotton products, scrap
                                                                                          iron, steel
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------
Total track miles                           5,968
---------------------------- -------------- ---------- ----------------- ---------------- ---------------------------


The following properties were acquired in January 2002 in connection with our acquisitions of StatesRail and ParkSierra:

---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
                             DATE OF        TRACK                                         PRINCIPAL
          RAILROAD           ACQUISITION    MILES      STRUCTURE         LOCATION         COMMODITIES
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
                             Jan. 2002         141     Owned,            Alabama,         Forest and paper products,
Alabama and Gulf             StatesRail                trackage          Florida          chemicals, food products
Coast Railway                                          rights
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Arizona & California         Jan. 2002         297     Owned, trackage   Arizona,         Cement, asphalt, forest
Railroad                     ParkSierra                rights            California       products and steel
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Arizona Eastern Railway      Jan. 2002         135     Owned             Arizona          Copper cathode and related
                             StatesRail                                                   materials
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
California Northern          Jan. 2002         255     Leased,           California       Oil/gas transmission pipe,
Railroad                     ParkSierra                trackage rights                    minerals, beer, food
                                                                                          products, grains
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Eastern Alabama Railway      Jan. 2002         25      Owned             Alabama          Interchange
                             StatesRail
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Kiamichi Railroad            Jan. 2002         230     Owned, trackage   Arkansas,        Steel, coal, aggregates,
                             StatesRail                rights            Oklahoma,        cement, food items, forest
                                                                         Texas            products, paper products
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Kyle Railroad                Jan. 2002         692     Owned             Colorado,        Agricultural products,
                             StatesRail                                  Kansas,          coal, asphalt, aggregates
                                                                         Nebraska
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Lahaina, Kaanapali &         Jan. 2002          6      Owned             Hawaii           Passengers
Pacific Railroad             StatesRail
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Puget Sound and Pacific      Jan. 2002         150     Owned, trackage   Washington       Forest products,
Railroad                     ParkSierra                rights                             chemicals, grains,
                                                                                          fertilizers, metal products
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
San Joaquin Valley Railroad  Jan. 2002         341     Owned, trackage   California       Consumer products, citrus
                             StatesRail                rights                             and food products, paper
                                                                                          products, metals and
                                                                                          petro-chemical products
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
San Pedro & Southwestern     Jan. 2002         78      Owned             Arizona          Copper, lime, nitrogen,
Railroad                     StatesRail                                                   fertilizer
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------
Total track miles                             2,350
---------------------------- -------------- ---------- ----------------- ---------------- ----------------------------


AUSTRALIAN RAILROAD PROPERTIES

         On April 30, 1999, through our wholly owned subsidiary Freight Australia, we prepaid a 45-year lease to operate 3,150 miles of track in the State of Victoria, Australia. Freight Australia's principal commodity is agricultural products for use in Southwestern Australia as well as export markets.

CHILEAN RAILROAD PROPERTIES

         In Chile, Ferronor owns and/or operates approximately 1,500 miles of track, extending from La Calera in the south, to its northern terminus at Iquique. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. In December 2001, Ferronor announced it will commence operating the Potrerillos Railway, a customer-owned 57 mile railroad.

NORTH AMERICAN ROLLING STOCK

         The following tables summarize the current composition of our North American railroad equipment fleet, which includes the equipment fleet of ParkSierra and StatesRail, both acquired in January 2002.

                                                                      FREIGHT CARS
         TYPE                                             OWNED           LEASED             TOTAL
         ----                                             -----       -------------          -----
         Covered hopper cars                               147             2,298            2,445
         Open top hopper cars                               91               233              324
         Box cars                                          103             2,425            2,528
         Flat cars                                         216               805            1,021
         Tank cars                                           6                 0                6
         Gondolas                                            3               459              462
         Passenger car                                      17                 0               17
         Intermodal                                          0                 7                7
                                                          ----              ----            -----
                                                           583             6,227            6,810
                                                           ===             =====            =====

                                                                       LOCOMOTIVES
            HORSEPOWER/UNIT                               OWNED           LEASED             TOTAL
            ---------------                               -----        ------------          -----
            Over 2000                                      112               232              344
            1500 to 2000                                    74               56               130
            Under 1500                                       9               15                24
                                                          -----           ------             -----
                                                           195               303              498
                                                          ====             =====             ====

INTERNATIONAL ROLLING STOCK

         The following tables summarize the current composition of our Australian and Chilean railroad equipment fleet.

                                                                       FREIGHT CARS
         TYPE                                             CHILE          AUSTRALIA           TOTAL
         ----                                             -----       --------------         -----
         Covered hopper cars                                --             1,110            1,110
         Open top hopper cars                              223               185              408
         Box cars                                          140               205              345
         Intermodal containers                             500               694            1,194
         Tank cars                                          30               311              341
         Flat cars                                         136               139              275
         Gondolas                                           79                --               79
                                                        ------            ------           ------
                                                         1,108             2,644            3,752
                                                        ======            ======           ======


                                                                       LOCOMOTIVES
            HORSEPOWER/UNIT                               CHILE          AUSTRALIA           TOTAL
            ---------------                               -----        ------------          -----
            Over 2000                                      ---              58                 58
            1500 to 2000                                   ---               9                  9
            Under 1500                                      49              39                 88
                                                           ---            ------             ----
                                                            49             106                155
                                                           ===            ======              ===

           We own all of our international equipment fleet.

         Based on current and forecasted traffic levels on our railroads, management believes that our present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support our operations. We believe that our insurance coverage with respect to our property and equipment is adequate.

ADMINISTRATIVE OFFICES AND OTHER

         We own a 59,500 square foot office building, located in Boca Raton, Florida, where our executive offices are located. Of this space, approximately 12,600 square feet are leased to third parties. Our North American railroad headquarters, located in San Antonio, Texas, leases approximately 24,000 square feet of office space for approximately $547,000 annually. The lease expires December 31, 2005.

         Freight Australia's administrative office is in Melbourne, Australia. Freight Australia leases approximately 20,000 square feet of space from the Victorian Government for $181,600 annually. The lease expires May 31, 2004.

         Ferronor's administrative office is in Coquimbo, Chile, where Ferronor owns a three-story 21,600 square foot office building.

         We also own a building totaling approximately 45,000 square feet in Quebec, Canada and own a terminal in Ontario, Canada, which includes an office building and 5 acres of land.

ITEM 3. LEGAL PROCEEDINGS

In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. And RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage of up to approximately $13.0 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange (NYSE) on January 2, 2002 under the symbol "RRA". Prior to January 2, 2002, our common stock traded on the Nasdaq National Market (Nasdaq) under the symbol "RAIL". Set forth below is high and low price information for the common stock as reported on the Nasdaq and NYSE for each period presented.



         2000                                          High Sales Price Price         Low Sales Price
         -----------------------------------------     -------------------------- --- ---------------------
         First Quarter                                    $      9.063                 $     5.750
         Second Quarter                                          6.938                       4.625
         Third Quarter                                           7.875                       5.750
         Fourth Quarter                                          8.000                       5.688
         -----------------------------------------     -------------------------- --- ---------------------
         2001                                          High Sales Price Price         Low Sales Price
         -----------------------------------------     -------------------------- --- ---------------------
         First Quarter                                    $     10.250                 $     7.500
         Second Quarter                                         13.750                       9.563
         Third Quarter                                          14.250                      10.050
         Fourth Quarter                                         15.250                       9.750
         -----------------------------------------     -------------------------- --- ---------------------
         2002                                          High Sales Price Price         Low Sales Price
         -----------------------------------------     -------------------------- --- ---------------------
         First Quarter (through March 22)                 $     14.64                  $     9.23
         -----------------------------------------     -------------------------- --- ---------------------


         As of March 22, 2002, there were 603 holders of record of the common stock. We have never declared or paid a dividend on our common stock. Certain of our financial agreements limit our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 2001, we closed a private placement sale of approximately
4.3 million shares of our common stock for $12.50 per share, resulting in gross proceeds of approximately $54 million. Stonegate Securities, Inc. acted as placement agent to assist in offering the shares of common stock. The placement agent received approximately $3 million in commissions and an 18-month warrant to purchase 100,000 shares of our common stock for $13.75 per share. We believe these transactions are exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         ITEM 6.  SELECTED FINANCIAL DATA

         The results of our continuing operations for the years ended December 31, 2001, 2000 and 1999 include the results of certain railroads from the dates they were acquired as follows: RailTex, effective February 1, 2000, Freight Australia, effective April 30, 1999, RaiLink, effective August 1, 1999, TPW, effective September 1, 1999, and Ferronor, effective February 1, 1997. The income statement data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited financial statements not included (in thousands, except operating and per share data).


                                                                        AS OF AND FOR THE
                                                                      YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                 2001            2000          1999          1998         1997
                                              ----------      ----------      --------      --------      -------
INCOME STATEMENT DATA
   Operating revenue                          $  369,631      $  357,936      $129,818      $ 39,136      $24,496
   Operating income                               74,740          70,034        25,279         5,781        3,365
Income from continuing operations                 17,274           9,608         6,025           113          288
Basic earnings per common share from
   continuing operations                      $     0.79      $     0.50      $   0.45      $   0.01      $  0.02
Diluted earnings per common share from
   continuing operations                      $     0.72      $     0.49      $   0.43      $   0.01      $  0.02
Weighted average common shares - Basic

                                                  21,510          18,040        11,090         9,553        8,304
Weighted average common shares - Diluted

                                                  25,350          18,267        11,665         9,778        8,587

BALANCE SHEET DATA
Total assets                                  $  891,168      $  839,703      $443,929      $130,964      $95,141
Long-term obligations, including
  current maturities                             301,687         358,856       162,827        66,327       47,603

Subordinated debt                                144,988         141,411       122,449            --        2,212
Redeemable convertible preferred stock
                                                      --           6,613         8,830            --           --
Stockholders' equity                             220,959         123,434        69,467        34,760       26,814
OPERATING DATA

Freight carloads                               1,214,554       1,125,897       394,177       117,535       69,140
Track mileage                                     11,000          11,000         8,400         2,400        2,330
Number of full time employees                      2,180           2,230         1,707           652          542




FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

WE HAVE SUBSTANTIAL DEBT AND DEBT SERVICE REQUIREMENTS WHICH COULD HAVE ADVERSE CONSEQUENCES ON OUR BUSINESS.

         As of December 31, 2001, we had approximately $446.7 million of total indebtedness outstanding and we borrowed an additional $50 million in January 2002 in connection with the ParkSierra and StatesRail acquisitions. Our interest expense was $53.5 million and $56.0 million in 2001 and 2000, respectively. The degree to which we are leveraged could have important consequences, including the following:

         o our ability to obtain additional financing in the future for working capital, capital expenditures, potential acquisition opportunities, general corporate purposes and other purposes may be limited or financing may not be available on terms favorable to us or at all;

         o a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which would reduce the funds that would otherwise be available to us for our operations and future business opportunities;

         o we may be more vulnerable to economic downturns, may be limited in our ability to withstand competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions; and

         o fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because the interest under our credit facilities is payable at variable rates.

DESPITE CURRENT INDEBTEDNESS LEVELS, WE MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT, WHICH WILL INTENSIFY THE RISKS DISCUSSED ABOVE.

         While as of December 31, 2001, we had no borrowings under our revolving credit facility, this facility allows us to borrow a total of $50.0 million. Our indebtedness may increase if we make additional acquisitions, subject to the limitations in the indenture governing our senior subordinated notes and our senior credit facilities. If new debt is added to our current debt levels, the related risks that we face could intensify.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE REQUIREMENTS.

         We cannot assure you that our future cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Our performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Most of these factors are beyond our control. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets. Even if new financing is available, it may not be on terms that are acceptable to us.

OUR CREDIT FACILITIES AND INDENTURE CONTAIN COVENANTS THAT SIGNIFICANTLY RESTRICT OUR OPERATIONS.

         Our credit facilities and the indenture governing our senior subordinated notes contain numerous covenants imposing significant financial and operating restrictions on our business. These covenants place restrictions on our ability to, among other things:

         o  incur more debt;

         o pay dividends, redeem or repurchase our stock or make other distributions;

         o  make acquisitions or investments;

         o  use assets as security in other transactions;

         o  enter into transactions with affiliates;

         o  merge or consolidate with others;

         o  dispose of assets or use asset sale proceeds;

         o  create liens on our assets; and

         o  extend credit.

         In addition, our credit facilities also contain a number of financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these and other provisions of our credit facilities and the indenture can be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with the obligations in our credit facilities and indenture could result in an event of default under the credit facilities or the indenture, which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness which could have a material adverse effect on us.

OUR INABILITY TO SUCCESSFULLY INTEGRATE THE RAILROADS WE ACQUIRE COULD HAVE ADVERSE CONSEQUENCES ON OUR BUSINESS.

         We have experienced significant growth through acquisitions and intend to continue to maintain an acquisition program. We have acquired 65 railroads since we commenced operations in 1992. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate the acquired companies or businesses successfully. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

         o  loss of key employees or customers;

         o possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

         o failure to maintain the quality of services that the companies have historically provided;

         o  the need to coordinate geographically diverse organizations; and

         o the diversion of management's attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

         If these disruptions and difficulties occur, they may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short- and long-term effects on our operating results and financial condition.

WE EXPECT TO CONTINUE TO ACQUIRE OTHER BUSINESSES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS, FINANCIAL CONDITION AND EXISTING BUSINESS.

         We plan to continue to acquire additional railroad properties. The success of our acquisition program will depend on, among other things:

         o  the availability of suitable candidates;

         o competition from other companies for the purchase of suitable candidates;

         o our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

         o  the availability of funds to finance acquisitions;

         o our ability to fund acquisitions in accordance with the restrictions contained in our senior credit facilities and the indenture governing our senior subordinated notes; and

         o the availability of management resources to oversee the integration and operation of the acquired businesses.

         Financing for acquisitions may come from several sources, including cash on hand and proceeds from the incurrence of indebtedness or the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of any additional securities could, among other things:

         o result in substantial dilution of the percentage ownership of our stockholders at the time of issuance;

         o  result in the substantial dilution of our earnings per share;

         o  adversely affect the prevailing market price for our common stock;
            and

         o result in increased indebtedness, which could negatively affect our liquidity and operating flexibility.

AN INCREASED NUMBER OF SHARES OF OUR COMMON STOCK IN THE MARKET MAY ADVERSELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of large amounts of our common stock in the public market could adversely affect the prevailing market price of the common stock, even if our business is doing well. These potential sales could also impair our ability to raise additional capital through the sale of equity securities. Pursuant to the ParkSierra acquisition, approximately 1.8 million shares of our common stock were issued to ParkSierra shareholders. All of the shares of our common stock issued in connection with the ParkSierra merger are either freely tradeable without restriction or eligible for resale subject to the requirements of Rule 145 under the Securities Act of 1933. In addition, approximately 1.7 million shares of our common stock were issued upon completion of the acquisition of StatesRail. All of the shares of our common stock issued in connection with the StatesRail merger are eligible for resale pursuant to a resale registration statement. We now have approximately 32.3 million shares of our common stock outstanding.

WE MAY NOT REALIZE THE ANTICIPATED COST SAVINGS AND OTHER BENEFITS FROM OUR ACQUISITIONS.

         Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that were projected. The potential cost savings associated with an acquisition are based on analyses completed by our employees and consultants. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, costs to operate our business and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates which are difficult to predict and necessarily speculative in nature. If we achieve the expected benefits, they may not be achieved within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

WE FACE COMPETITION FROM OTHER TYPES OF TRANSPORTATION AND FROM OTHER RAIL OPERATORS.

         We compete directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks are able to use public roadways. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size, weight limitations, or other operating restrictions could have a material adverse effect on our results of operations and financial condition.

         In addition, we compete for domestic acquisition opportunities with other short line operators and for foreign acquisitions with other U.S. and foreign entities. Some of these competitors have significantly greater resources than we do and also may possess greater local market knowledge.

WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES.

         We have railroad operations in Australia, Chile, Argentina and Canada. We may also consider acquisitions in other foreign countries. The risks of doing business in foreign countries include:

         o  adverse changes in the economy of those countries;

         o  adverse effects of currency exchange controls;

         o  restrictions on the withdrawal of foreign investment and earnings;

         o government policies against ownership of businesses by non-nationals; and

         o  the potential instability of foreign governments.

         Our operations in foreign countries are also subject to economic uncertainties, including among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

BECAUSE SOME OF OUR SIGNIFICANT SUBSIDIARIES TRANSACT BUSINESS IN FOREIGN CURRENCIES, FUTURE EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Some of our significant subsidiaries transact business in foreign currencies, including the Australian dollar, the Canadian dollar and the Chilean peso. Changes in the relation of these and other currencies to the U.S. dollar could affect our revenues, result in exchange losses and result in the writedown of our investments in those foreign countries. While Freight Australia's revenues increased in terms of Australian dollars, in U.S. dollars Freight Australia's revenues decreased to $101.4 million for the year ended December 31, 2001 from $102.2 million for the year ended December 31, 2000. During this period the Australian dollar declined approximately 11%. Furthermore, Freight Australia's operating income was reduced for the year ended December 31, 2001 by $2.7 million due to the decline in the Australian dollar exchange rate during the year. The impact of future exchange rate fluctuations on our results of operations and net worth cannot be accurately predicted. Historically, we have not engaged in hedging transactions with respect to foreign currency exchange rates. However, if circumstances change, we may seek to limit our exposure to the risk of currency fluctuations by engaging in hedging or other transactions. We cannot assure you that we will successfully manage our exposure to currency fluctuations.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENTAL REGULATION OF OUR RAILROAD OPERATIONS. THE FAILURE TO COMPLY WITH GOVERNMENTAL REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         We are subject to governmental regulation by a significant number of foreign, federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, environmental, maintenance and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments may change the legislative framework within which we operate without providing us with any recourse for any adverse effects that the change may have on our business. Also, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations and we cannot assure you that we will continue to be able to do so.

WE COULD INCUR SIGNIFICANT COSTS FOR VIOLATIONS OF APPLICABLE ENVIRONMENTAL LAWS AND REGULATIONS.

         Our railroad and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations concerning, among other things, storm water and waste water discharges, emissions to the air, discharges to waters, and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous materials or petroleum releases. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by us. Environmental liabilities may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We may be subject to allegations or findings to the effect that we have violated, or are strictly liable under these laws or regulations. We could incur significant costs as a result. We may be required to incur significant expenses to investigate and remediate environmental contamination. In addition, some transactions, including acquisitions, may subject us to various requirements to investigate and remediate contamination at other properties.

BECAUSE WE DEPEND ON CLASS I RAILROADS FOR OUR NORTH AMERICAN OPERATIONS, OUR BUSINESS AND FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED IF OUR RELATIONSHIPS WITH CLASS I CARRIERS DETERIORATE.

         The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on our North American railroads is interchanged with Class I carriers. A decision by any of these Class I carriers to discontinue transporting commodities or to use alternate modes of transportation, such as motor carriers, could have a material adverse effect on our business and results of operations. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange and trackage rights. A deterioration in the operations of or service provided by those interchange partners, or in our relationship with our interchange partners, would adversely affect our business. In addition, much of the freight transported by our North American railroads moves on railcars supplied by Class I carriers. If the number of railcars supplied by Class I carriers is insufficient, we might not be able to obtain replacement railcars on favorable terms and shippers may seek alternate forms of transportation. A decision by one of the six Class I carriers to merge with another Class I carrier could have a material adverse effect on the relationships between us and the newly merged Class I carrier or the other Class I carriers.

         Portions of our North American rail properties are operated under leases, operating agreements or trackage rights agreements with Class I carriers. Failure of our railroads to comply with these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect our results of operations and financial condition. Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they continue to divest themselves of branch lines to smaller rail operators. Because we depend on Class I carriers for our North American operations, our business and financial results may be adversely affected if our relationships with those carriers deteriorate.

SOME OF OUR EMPLOYEES BELONG TO LABOR UNIONS AND STRIKES OR WORK STOPPAGES COULD ADVERSELY AFFECT OUR OPERATIONS.

         We are a party to collective bargaining agreements with various labor unions in the United States, Australia, Chile and Canada. Some of these agreements expire within the next two years. Under those agreements we currently employ approximately 475 full-time employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs.

LOSS OF KEY PERSONNEL COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Our operations and prospects depend in large part on the performance of our senior management team. We cannot be sure that we would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of our senior management team, particularly Gary O. Marino, our chairman, president and chief executive officer, could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE LIABILITY FOR CASUALTY LOSSES WHICH ARE NOT COVERED BY INSURANCE.

         We have obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. However, losses or other liabilities may arise that are not covered by insurance. In addition, under catastrophic circumstances our liability could exceed our insurance limits. Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

RISING FUEL COSTS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Fuel costs constitute a significant portion of our railroad transportation expenses. Fuel costs were approximately 8.1% of our historical revenues for the year ended December 31, 2001, 8.7% for the year ended December 31, 2000 and 8.1% for the year ended December 31, 1999. Fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage were to arise from OPEC production curtailments, a disruption of oil imports or otherwise, higher fuel prices and any price increases would materially affect our operating results.

WE MAY BE ADVERSELY AFFECTED BY CHANGES IN GENERAL ECONOMIC CONDITIONS.

         Our operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume freight that we transport. Many of the goods and commodities we carry experience cyclical demand. Our results of operations can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. Our revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession occurs in key markets, the volume of rail shipments we carry is likely to be reduced. For example, the recent economic slowdown has had an adverse effect on our revenues, particularly in the automobile, lumber, and chemical markets. Significant reductions in the volume of our rail shipments could have a material adverse effect on our business, financial condition, and results of operations.

ADDITIONAL RISKS RELATING TO OUR AUSTRALIAN OPERATIONS

WE MAY INCUR SIGNIFICANT EXPENSES IN CONNECTION WITH AUSTRALIA'S OPEN ACCESS REGIME.

         In Australia, where a significant portion of our operations are located, the applicable legislative framework enables third party rail operators to gain access to the railway infrastructure on which we operate for access fees. As part of this regime, we have executed and may be required to execute access agreements governing access to the railway infrastructure. We may be required to make significant expenditures and to incur significant expenses in order to comply with the applicable regulatory framework and these access agreements. Additionally, we may lose customers or be forced to reduce rates to compete with third party rail operators.

WE MAY BE REQUIRED TO PAY PENALTY FEES UNDER SOME CIRCUMSTANCES TO A THIRD PARTY RAIL OPERATOR THAT HAS ACCESS TO THE AUSTRALIAN RAILWAYS.

         Our access agreement with V/Line Passenger in Australia contains penalty provisions if trains using the railway infrastructure are delayed, early or cancelled under a variety of circumstances resulting from our actions. The formulas for calculation of the penalty are complex. The penalties apply unless the penalty event is primarily due to acts of God, which include, but are not limited to, events such as natural disasters, war, changes in applicable laws and power shortages. We cannot assure you that we will not incur significant penalties under the Australian access agreement.

OUR LONG-TERM LEASE OF THE RAILWAY INFRASTRUCTURE IN AUSTRALIA MAY BE TERMINATED FOLLOWING SPECIFIED DEFAULTS.

         The director of public transport for the State of Victoria, Australia may terminate our long-term railway infrastructure lease in specified circumstances, including: (1) if we fail to maintain all necessary accreditations; (2) if we fail to maintain railway infrastructure; and (3) if we fail to maintain insurance. The termination of the lease would have a material adverse effect on our financial condition, results of operations and business.

TERMINATION OF OUR AGREEMENT WITH AWB, LIMITED WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our Australian subsidiary generates approximately 19% of its total revenues under a five-year arrangement with AWB, Limited, the sole exporter of Australian wheat. If we fail to perform our obligations under our agreement with AWB, Limited, they may terminate the agreement by giving us one month's notice in writing. Before giving us this one month's notice, AWB, Limited must give us the opportunity to remedy the failure by giving us six weeks notice of our failure to perform. In addition to terminating the agreement for our failure to perform, AWB, Limited may terminate the agreement if we cease to exist in our present form as a result of a reconstruction or merger and a conflict of interest arises as a result. If our agreement is terminated, for any reason, our financial condition and results of operations would be adversely affected.

FREIGHT AUSTRALIA'S BUSINESS MAY BE ADVERSELY AFFECTED BY NEGATIVE CONDITIONS IN THE AGRICULTURAL INDUSTRY BECAUSE A SUBSTANTIAL PORTION OF OUR RAILROAD TRAFFIC CONSISTS OF AGRICULTURAL COMMODITIES.

         Factors that negatively affect the agricultural industry in the regions in which Freight Australia operates could have a material adverse effect on our results of operations and financial condition. These factors include weather conditions, export and domestic demand and total world supply, and fluctuations in agricultural prices. For the year ended December 31, 2000 approximately 45% of Freight Australia's revenues and for the year ended December 31, 2001 approximately 43% of Freight Australia's revenues were derived from the agricultural industry. As a result, Freight Australia will continue to be affected by unfavorable conditions affecting the agricultural industry in general and particularly in the areas served by Freight Australia.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         We are the world's largest short line and regional freight railroad operator. We own 49 railroads operating approximately 12,900 route miles in the United States, Canada, Australia, Chile and Argentina. In North America, we operate in 27 states, five Canadian provinces and the Northwest Territories.

         Our principal business consists of the operations of North American short line freight railroads and international regional railroads. During 2001, 67% of our revenues were derived from railroad operations in North America while 33% of revenues were derived from our international railroad operations based in Australia and Chile. During 2001, Australia and Chile generated 27% and 6%, respectively, of our total revenues.

         Our North American rail group operates 46 short line railroads, including 11 railroads purchased in January 2002 (see discussion of the ParkSierra and StatesRail acquisitions below). Each of these railroads operates independently with their own customer base. While these railroads are spread out geographically and carry diverse commodities, bridge traffic, coal and lumber and forest products accounted for 23%, 11% and 10% of our carloads in North America during 2001. As a percentage of revenues, however, which is impacted by several factors including the length of the haul, these carloads generated 10%, 17% and 11% of our North American freight revenues. Bridge traffic, which neither originates or terminates on our line, generally has a lower rate per carload. For 2002, we expect bridge traffic to comprise a smaller percentage of both our carloads and revenues as neither ParkSierra's nor StatesRail's railroads generate significant bridge traffic. Conversely, petroleum products, which generated less than 5% of carloads and revenues in 2001, are expected to increase as nearly 20% of ParkSierra's and StatesRail's carloads are petroleum products.

         Freight Australia, our Australian regional railroad, has two primary sources of revenues. The first is freight revenues, which comprises 82% of Freight Australia's total revenues. Freight Australia hauls various commodities over its line including agricultural products, cement, gypsum, stone and logs. Agricultural products comprised 46% of Freight Australia's total revenues in 2001. The level of revenues from agricultural products is dependent on the grain harvest in the State of Victoria. The grain harvest in 2001 was very strong and the 2002 harvest is expected to be good as well. The second source of revenue is access fees paid to us by other passenger or freight operators for the right to operate over our railroad. These amounts accounted for 18% of Freight Australia's revenues in 2001.

         Ferronor, our 55% owned Chilean railroad, has two customers that comprised approximately 83% of its revenues in 2001. Each of these customers operate under take-or-pay arrangements.

         In addition to our railroad operations, we have historically generated gains through asset sales. Through our various North American railroads, we own 8,604 miles of track and 63,400 acres of land. We continually review our portfolio of railroads and look to sell entire railroads, portions of railroads or underutilized real estate where holding such assets does not meet our internal criteria. During 2001, we generated gains of $6.4 million. These gains are included in operating income in our consolidated statements of income.

         In January 2002, we acquired all of the stock of StatesRail, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in eleven states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and $23 million in our common stock (1.7 million shares).

         Also, in January 2002, we acquired all of the stock of ParkSierra, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and $25 million in our common stock (1.8 million shares).

         In February 2000, we acquired RailTex, which owned and operated twenty-five railroads with over 4,100 miles of track. Total consideration for the acquisition was $294 million, consisting of $128 million in cash, assumption of $105.3 million in debt and 6.6 million shares of our common stock valued at $60.9 million.

         In December 2000, we sold our specialty truck trailer manufacturing operations for $38.5 million. This segment is presented as a discontinued operation for each period presented.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

         The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters and deferred income taxes. In accordance with SFAS No. 5, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statement of operations in the period of the change.

         Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse impact on earnings.

         In addition, Property, plant and equipment comprised 83% of our total assets as of December 31, 2001. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially effect our evaluations.


         For a complete description of our accounting policies, see Note 1 to our consolidated financial statements.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page F-1.

         On a consolidated basis, we recorded net income for 2001 of $17.0 million, or $0.71 per diluted share, compared with net income for 2000 of $11.7 million, or $0.60 per diluted share. Operating income for 2001 was $74.7 million compared with operating income for 2000 of $70.0 million. The increase in operating income is primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, operating synergies realized subsequent to the integration of the RailTex properties and "same railroad" revenue growth of 4% partially offset by the sale of five railroads in the third and fourth quarters of 2000, the devaluation of the Canadian and Australian currencies in 2001 compared to 2000 and $4.8 million less in net gains on asset sales in 2001 as compared to 2000.

NORTH AMERICAN RAILROAD OPERATIONS

         Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                                        DATE OF ACQUISITION
E&N Railway                                             January 1999
RaiLink properties (6 railroads)                        August 1999
Toledo, Peoria and Western Railroad                     September 1999
RailTex properties (25 railroads)                       February 2000

         We disposed of certain railroads as follows:

NAME OF RAILROAD                                        DATE OF DISPOSITION
Minnesota Northern Railroad                             August 2000
St. Croix Valley Railroad                               August 2000
South Central Tennessee Railroad                        December 2000
Pittsburgh Industrial Railroad                          December 2000
Ontario L'Orignal Railway                               December 2000
Dakota Rail, Inc.                                       December 2001

         As a result, the results of operations for the years ended December 31, 2001, 2000 and 1999 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

         The following table sets forth the operating revenues and expenses (in thousands) for our North American railroad operations for the periods indicated. All results of operations discussed in this section are for our North American railroads only, unless otherwise indicated.

                                             YEARS ENDED DECEMBER 31,
                                       -----------------------------------
                                         2001          2000         1999
                                       --------      --------      -------

Total operating revenue                $245,426      $231,445     $ 44,924
                                       --------      --------     --------

Operating expenses:

    Maintenance of way                   23,477        25,448        5,920

    Maintenance of equipment             20,984        13,101        2,068

    Transportation                       69,932        70,958       12,232

    Equipment rental                     15,136        15,842        4,512

    General and administrative           39,962        41,062        6,496

    Depreciation and amortization        15,915        16,430        3,594
                                       --------      --------     --------

Total operating expenses                185,406       182,841       34,822
                                       --------      --------     --------

Operating income                       $ 60,020      $ 48,604     $ 10,102
                                       ========      ========     ========

REVENUE TABLE

The following table presents our North American carloads and operating revenue by commodity for the years ended December 31, 2001, 2000 and 1999.


                                                                               CARLOADS
                                                        -------------------------------------------------
       COMMODITY GROUP                                             2001            2000             1999
       ---------------                                  ---------------- --------------- ----------------
       Agricultural & Farm Products                              80,834          76,593           28,140
       Autos                                                     45,923          47,900            3,415
       Chemicals                                                 66,863          66,827            8,522
       Coal                                                      95,433          71,945            5,504
       Food Products                                             40,578          39,313            9,736
       Intermodal                                                38,310          30,134            5,033
       Lumber & Forest Products                                  88,162          90,102           14,681
       Metals                                                    52,130          61,049           10,956
       Minerals                                                  19,423          16,393              901
       Metallic/Non-metallic Ores                                45,658          36,780            3,165
       Paper Products                                            64,113          59,124           15,310
       Petroleum Products                                        28,552          26,840            5,678
       Railroad Equipment/Bridge Traffic                        200,565         192,323           37,023
       Other                                                     19,035          24,128            6,927
                                                        ---------------- --------------- ----------------
       Total                                                    885,579         839,451          154,991
                                                        ================ =============== ================


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

       OPERATING REVENUES. Operating revenue increased by $14.0 million, or 6%, to $245.4 million for the year ended December 31, 2001 from $231.4 million for the year ended December 31, 2000 while carloads increased 5% to 885,579 in 2001 from 839,451 in 2000. The increases in revenues and carloads was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, partially offset by the sale of certain railroads in 2000 and the 4% decline in the Canadian dollar in 2001 compared to 2000. On a "same railroad" basis, including the RailTex properties on a pro forma basis from January 2000 and excluding the sold railroads, carloads and revenues both increased 4% in 2001. Increased coal shipments were primarily responsible for the increase. Transportation revenue per carload increased to $241 in 2001 from $239 in 2000.

       OPERATING EXPENSES. Total operating expenses increased by $2.6 million, or 1%, to $185.4 million for the year ended December 31, 2001 from $182.8 million for the year ended December 31, 2000. The operating ratios, defined as total operating expenses divided by total revenues, were 75.5% and 79.0% for the years ended December 31, 2001 and 2000, respectively.

       Maintenance of way expenses decreased $1.9 million, or 8%, to $23.5 million in 2001 from $25.4 million in 2000. This decrease is primarily due to the reduction of an environmental liability in 2001 of $1.9 million due to changes in environmental regulations. Excluding this change, maintenance of way expenses were flat compared to 2000. Maintenance of equipment expense increased $7.9 million, or 60%, to $21.0 million in 2001 from $13.1 million in 2000. This increase is primarily due to our sale-leaseback transactions which we consummated in December 2000 and June 2001. Additional rent from these two transactions was approximately $4.0 million in 2001. In addition, in connection with our locomotive fleet rationalization and upgrade program, we leased additional locomotives in 2001 to replace existing older less powerful locomotives. Transportation expenses decreased $1.1 million, or 1%, to $69.9 million in 2001 from $71.0 million in 2000. The decrease in transportation expenses is primarily due to lower fuel costs in 2001 as our average price per gallon was $1.00 in 2001 compared to $1.07 in 2000, resulting in a $1.5 million savings. In addition, our fleet rationalization and upgrade program resulted in more efficient locomotives and lower operating costs. Other changes in operating costs were not significant.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

        OPERATING REVENUES. Operating revenue increased by $186.5 million, or 415%, to $231.4 million for the year ended December 31, 2000 from $44.9 million for the year ended December 31, 1999. North American carloads totaled 839,451 for the year ended December 31, 2000, an increase of 684,460 compared to 154,991 carloads in the prior year. These increases were primarily due to the acquisitions of TPW, RaiLink and RailTex which on a combined basis contributed $206.9 million in revenue and 782,614 carloads for the year ended December 31, 2000 compared to $18.1 million in revenue and 94,309 carloads for the year ended December 31, 1999. Transportation revenue per carload was $239 in 2000 versus $238 for 1999.

           OPERATING EXPENSES. Total operating expenses increased by $148.0 million, or 425%, to $182.8 million for the year ended December 31, 2000 from $34.8 million for the year ended December 31, 1999. The increase was due to the acquisitions of TPW, RaiLink and RailTex, which on a combined basis contributed $164.6 million in operating expenses for the year ended December 31, 2000 compared to $14.4 million for the year ended December 31, 1999. Additionally, increased fuel costs impacted our operating expenses by approximately $4.4 million over 2000. Our operating ratios were 79.0% and 77.5% for the years ended December 31, 2000 and 1999, respectively.

INTERNATIONAL RAILROAD OPERATIONS

FREIGHT AUSTRALIA

           The results of operations for the years ended December 31, 2001, 2000 and 1999 include the operations of Freight Australia from its date of acquisition, May 1, 1999. Therefore, the results of operations for the year ended December 31, 2000 are not comparable to the prior year in certain material respects and are not indicative of the results which would have occurred had the acquisition been consummated January 1, 1999.

         The following table sets forth the operating revenues and expenses (in thousands) for Freight Australia's railroad operations for the years ended December 31, 2001 and 2000 and the period from May 1, 1999 to December 31, 1999.

                                                 2001          2000         1999
                                               --------      --------      -------
         Revenues:                             $101,430      $102,204      $63,358
                                               --------      --------      -------
         Operating expenses:
            Transportation                       66,575        70,118       42,742
            General and administrative            5,914         6,253        5,169
            Depreciation and amortization         6,932         5,438        3,429
                                               --------      --------      -------
            Total operating expenses             79,421        81,809       51,340
                                               --------      --------      -------
         Operating income                      $ 22,009      $ 20,395      $12,018
                                               ========      ========      =======



COMPARISON OF FREIGHT AUSTRALIA'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

       OPERATING REVENUES. Operating revenues decreased $0.8 million, or 1%, to $101.4 million for the year ended December 31, 2001 from $102.2 million for the year ended December 31, 2000. Freight Australia's carloads were 221,710 for the year ended December 31, 2001, an increase of 18,174, or 9%, compared to 203,536 for the year ended December 31, 2000. Revenue per carload was $376 for 2001 versus $406 for 2000. The decrease in revenues and revenue per carload was primarily due to an 11% decline in the Australian dollar in 2001 compared to 2000. The increase in the carloads in 2001 was due to the strong grain harvest in Victoria. The decline in the value of the Australian dollar relative to the U.S. dollar in 2001 compared to 2000 impacted Freight Australia's revenues by $12.6 million.

       OPERATING EXPENSES. Operating expenses decreased $2.4 million, or 3%, to $79.4 million for the year ended December 31, 2001 from $81.8 million for the year ended December 31, 2000. The decrease in operating expenses was primarily due to the 11% decline in the Australian dollar, which reduced operating expenses by $9.8 million. Depreciation and amortization increased in 2001 due to the extensive capital work done on the locomotive fleet and track since we purchased the railroad from the government in 1999. The operating ratio improved to 78.3% in 2001 from 80.0% in 2000 due to the increased carloads and the relatively fixed nature of many of the expenses.

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

       OPERATING EXPENSES. Operating expenses increased $30.5 million, or 59%, to $81.8 million for the year ended December 31, 2000 from $51.3 million for the period May 1, 1999 through December 31, 1999. The increase in operating expenses was primarily due to the 1999 period including only eight months of operations. Operating expenses, as a percentage of operating revenue, were 80.0% and 81.0% for the years ended December 31, 2000 and 1999. Operating expenses were negatively impacted in 2000 by rising fuel prices in the amount of $2.5 million.

        Operating income was lower in 2000 as compared to 1999 by approximately $2.0 million due to the decline in the Australian dollar exchange rate.

FERRONOR

         The following table sets forth the operating revenues and expenses (in thousands) for Ferronor's railroad operations for the years ended December 31, 2001, 2000 and 1999.

                                                2001         2000         1999
                                               -------      -------      -------
         Revenues:                             $22,085      $22,873      $19,115
                                               -------      -------      -------
         Operating expenses:
            Transportation                      12,967       15,505       11,964
            General and administrative           2,670        2,494        2,222
            Depreciation and amortization        3,208        2,278        1,231
                                               -------      -------      -------
            Total operating expenses            18,845       20,277       15,417
                                               -------      -------      -------
         Operating income                      $ 3,240      $ 2,596      $ 3,698
                                               =======      =======      =======

COMPARISON OF FERRONOR'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

       OPERATING REVENUES. Operating revenue decreased $0.8 million, or 3%, to $22.1 million in 2001 from $22.9 million in 2000. Ferronor's carloads handled totaled 107,265 for the year ended December 31, 2001, a decrease of 1,491, or 1%, compared to 108,756 for the year ended December 31, 2000. Revenue per carload was $204 for 2001 versus $210 for 2000. The decrease in revenue per carload was primarily due to a change in commodity mix from 2000 to 2001.

       OPERATING EXPENSES. Operating expenses declined $2.5 million, or 16%, to $13.0 million from $15.5 million in 2000. The expenses in 2000 were impacted by start up costs for new contracts. Depreciation expense increased in 2001 by $1 million over 2000 due to capital expenditures made to support the new contracts.

The operating ratio, was 85.3% and 88.7% for the years ended December 31, 2001 and 2000, respectively, reflecting the higher start up costs in 2000.

COMPARISON OF FERRONOR'S OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

       OPERATING REVENUES. Operating revenue increased $3.8 million, or 20%, to $22.9 million for the year ended December 31, 2000 from $19.1 million for the year ended December 31, 1999. Ferronor's carloads handled totaled 108,756 for the year ended December 31, 2000, an increase of 14,921, or 16%, compared to 93,835 for the year ended December 31, 1999. The increase in both carloads and revenue is related to the commencement of operations in the fourth quarter of 1999 on a new long-term contract.

       OPERATING EXPENSES. Operating expenses increased $4.9 million, or 32%, to $20.3 million for the year ended December 31, 2000 from $15.4 million for the year ended December 31, 1999. The increase was due to start up costs related to a new long-term contract which commenced in late 1999. Depreciation expense increased in 2000 by $1 million over the prior year due to capital expenditures relating to new contracts. The operating ratios were 89% and 81% for the years ended December 31, 2000 and 1999, respectively.

CORPORATE OVERHEAD AND OTHER

       CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $3.4 million, or 27%, to $15.8 million for the year ended December 31, 2001 from $12.4 million for the year ended December 31, 2000. Corporate overhead increased $7.2 million, or 138%, to $12.4 million for the year ended December 31, 2000 from $5.2 million for the year ended December 31, 1999. The increases in each of the specified periods were related to the additional costs incurred to manage the acquired railroads and to establish a strong management team to handle our continued growth. For the year ended December 31, 2000, we incurred $4.8 million of costs related to our acquisition and integration of RailTex and our unsuccessful acquisition bid for Westrail, an Australian railroad.

       ASSET RATIONALIZATION PLAN. In 2000 and 2001, we embarked on an asset rationalization plan, which included the sale of several non-core, non-strategic assets and reduced our long-term debt. In December 2001, we sold Dakota Rail, Inc. and certain other assets for $9.8 million. The proceeds from these transactions were used to reduce the Company's long-term debt and for general working capital purposes. The net gains in 2001 were $6.4 million compared to $12.8 million in 2000. This decline is primarily due to the delay of certain transactions which had been expected to close during the fourth quarter of 2001. We expect these transactions will close during 2002.

         SALE/LEASEBACK PROGRAM. In June 2001, we completed $8.4 million in locomotive sale/leaseback transactions in North America. In December 2000, we completed $22.2 million in locomotive sale/leaseback transactions in North

America. The proceeds from these transactions were used to reduce the Company's long-term debt and for general working capital purposes.

         INTEREST EXPENSE. Interest expense, including amortization of financing costs, increased from $20.5 million in 1999 to $56.0 million in 2000 and decreased to $53.5 million in 2001. The increase from 1999 to 2000 is primarily attributable to the financing of our acquisitions of Freight Australia, TPW and RaiLink in 1999 and RailTex in 2000. The decrease in interest expense from 2000 to 2001 is primarily due to reduction of our long-term debt and a decrease in base interest rates. We have two interest rate swap agreements in place which fix the LIBOR component of $212.5 million of our senior debt at 6.723%. As such, as interest rates declined during 2001, we only benefited on our senior debt for the portion of the principal balance in excess of $212.5 million. The total expense associated with our interest rate swap was $5.6 million in 2001.

         INCOME TAXES. Our effective tax rates in 2001 and 2000 were 22.5% and 23.5%, respectively. In 2001, we recorded a benefit of $3.1 million from a reduction in the Canadian federal and provincial tax rates. The effective tax rate in 2000 was impacted by the allocation of income taxes between continuing operations, discontinued operations and extraordinary items. We believe our effective tax rate for 2002 will be approximately 33%. This reflects the higher statutory rates from the acquisitions of ParkSierra and StatesRail, offset by the reduction in the Canadian tax rates.

         EXTRAORDINARY LOSS. In connection with the reduction of our senior debt in July and August 2001, we recorded an extraordinary charge of $0.2 million for the year ended December 31, 2001. Pursuant to the refinancing of our debt in February 2000, we recorded an extraordinary charge for the year ended December 31, 2000 for the loss on early extinguishment of debt of $2.9 million. In connection with the issuance of subordinated debt in August 2000 we recorded an extraordinary charge of $1.1 million for early extinguishment of debt.

         DISCONTINUED OPERATIONS. In December 2000, we sold our specialty truck trailer manufacturing operations for $38.5 million resulting in a gain of approximately $11.5 million, net of income taxes. We recorded net earnings from our discontinued operations of $8.3 million in 2000 compared to $3.9 million in 1999. In connection with the acquisition of RailTex, we refinanced our investment in our trailer manufacturing operations resulting in additional interest expense of $7.3 million in 2000.

       CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In 2000, we recorded a $2.3 million charge associated with a change in accounting principle. This charge resulted from a beneficial conversion feature associated with warrants in connection with the junior convertible subordinated debentures issued in 1999. This was a result of a change during 2000 of the applicable accounting literature.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

       The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. The Company's principal source of liquidity is cash generated from operations. In addition, the Company funds any additional liquidity requirements through borrowings under its $50 million revolving credit facility.

       OPERATING ACTIVITIES

       Our cash provided by operating activities was approximately $55 million for the year ended December 31, 2001. This amount consists primarily of $17 million in net income, $32 million in depreciation and amortization and $3 million of deferred income taxes.

       INVESTING ACTIVITIES

       Cash used in investing activities was $47 million for the year ended December 31, 2001. This consists primarily of capital expenditures of $62 million, partially offset by proceeds from the sale of assets and proceeds from the sale/leaseback transactions totaling $19 million. We expect capital expenditures in 2002 to be approximately $68 million which includes amounts for the recently acquired ParkSierra and StatesRail properties.

       FINANCING ACTIVITIES

       Cash provided by financing activities was $39 million for 2001. During 2001, we completed two private placements of common stock raising net proceeds of approximately $90 million. In addition, we raised approximately $8 million of new equity through the exercise of stock options and warrants. These amounts were used for $54 million in debt repayments during the year. Under our existing senior debt facilities, our principal repayments will be $17.0 million in 2002.

       In January 2002, in connection with the acquisitions of ParkSierra and StatesRail, we borrowed an additional $50 million under our senior credit facility. The terms of the additional $50 million are consistent with our existing Term B loans.

       Our senior credit agreement provides (i) a $125 million Term A loan, bearing interest at LIBOR plus 2.50 (4.44% at December 31, 2001), (ii) a $205 million Term B loan, bearing interest at December 31, 2001 at LIBOR plus 3.25% (5.19% at December 31, 2001), and (iii) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans bearing interest at the same interest rate as the Term A loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an initial interest rate of LIBOR plus 3.00%. In January 2002, we borrowed an additional $50 million, under a Term C loan, on terms consistent with the Term B loan. The applicable interest rate of the Term A loans and the revolving loans varies depending on our leverage ratio. All of the capital stock of all our U.S. subsidiaries, 65% of the capital stock of our Canadian and Australian subsidiaries and substantially all of the assets of our subsidiaries serve as collateral for the senior credit facilities.

       The Term A loan requires principal payments of 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B and Term C loans requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31, 2005. As of December 31, 2001, the outstanding balances of the Term A and Term B loans are $83.6 million, $184.1 million, respectively. There was no outstanding balance on the revolving loan at December 31, 2001.

       In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

       Our senior credit agreement and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on our business. The covenants place restrictions on our ability to, among other things: incur more debt; pay dividends, redeem or repurchase our stock or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on our assets; and extend credit.

       In addition, our senior credit agreement also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of our senior credit facilities can be affected by events beyond our control. Our failure to comply with the obligations in our senior credit facilities could result in an event of default, which, if not cured or waived, could permit acceleration of our indebtedness under the credit agreement or other indebtedness which would have a material adverse effect on us. As of December 31, 2001, we were in compliance with these financial covenants.

       To partially mitigate the interest rate risk on the credit facilities we entered into two interest rate swaps in May 2000. The interest rate swaps fixed a LIBOR rate of 7.23% on $212.5 million of our senior term debt for a three-year period. In May 2001, we modified the interest rate swap agreements, extending the term for two years and reducing the fixed pay rate to 6.723%. Fluctuations in the market interest rate will continue to affect the cost of our remaining borrowings. Assuming current debt levels, the effect of a 1% increase in interest rates on the remaining senior debt would have resulted in an increase in interest expense of $1.2 million for the year ended December 31, 2001.

       As of December 31, 2001, we had working capital of $30 million compared to a working capital deficit of $7.6 million as of December 31, 2000. This increase is primarily due to the private placement of common stock in December 2001, in which we raised $51 million.

       Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our existing long-term debt and lease obligations:

                                                             2003 -     2005 -       After
                                TOTAL         2002           2004       2006         2006
                                -----         ----           ----       ----         ------
         Long term debt       $358,856      $20,558      $55,904      $85,198      $197,856

         Capital lease
         obligations          $  1,184      $   832      $   319      $    33      $      0

         Operating lease
         obligations          $100,138      $18,039      $30,008      $26,916      $ 25,176


       Our long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for those acquisitions or development, and sufficient financing for those activities may not be available on terms acceptable to us, if at all. As of March 15, 2002, we had $39 million of availability under our revolving credit facilities, and $25 million of cash.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 became effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under Statement No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

       In addition, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.

The Company believes the adoption of these standards will not have a material impact on its financial statements.

ITEM 7a.  MARKET RISK

       We currently use derivatives to hedge against increases in fuel prices and interest rates. We formally document the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. When we enter into a derivative contract, and at least quarterly, we assess whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period endings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Loss, a separate component of Stockholders' Equity, and reclassified into earnings in the period during which the hedge transaction affects earnings.

       FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada, Chile and Australia. As of December 31, 2001, we had not entered into any currency hedging transactions to manage this risk. A decrease in either the Canadian dollar or the Australian dollar would negatively impact our reported revenues and earnings for the affected period. During 2001, the Canadian dollar and Australian dollar declined 3% and 11%, respectively, which led to a $15.3 million and $3.4 million reduction in reported revenues and operating income, respectively, in 2001 compared to 2000. A majority of our revenue and debt in Chile is indexed to the U.S. dollar and therefore, we are not negatively impacted by a decline in the value of the Chilean peso.

       INTEREST RATES. Our interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

       The interest rate on our senior credit facility is payable at variable rates indexed to LIBOR. To partially mitigate the interest rate risk on our senior credit facilities, we entered into interest rate swaps in May 2000. The interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In 2001, we extended the interest rate swaps for two years and reduced the LIBOR rate to 6.723%. Fluctuations in the market interest rate will affect the cost of our remaining borrowings. The effect of each 1% increase in interest on the remaining borrowings would result in an increase in interest expense of $1.0 million.

       DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Diesel fuel represented 8.1% of our total revenues in 2001. We currently have fuel swaps in place which fix the price of 27% of our expected 2002 North American fuel consumption at $0.87 per gallon, including transportation and taxes. The effect of each $0.01 increase in fuel prices would result in an increase in fuel expense of $0.03 million per month.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors, executive officers and nominees is incorporated by reference from our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership is incorporated by reference from our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2002.

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            2.1 Amended and Restated Agreement and Plan of Merger, dated as of November 26, 2001 by and among RailAmerica, Inc., ParkSierra Acquisition Corp. and ParkSierra Corp(30)

            2.2 Merger Agreement, dated as of October 12, 2001, among RailAmerica, Inc., StatesRail Acquisition Corp. and StatesRail, Inc.

            2.3 Stock Purchase Agreement, dated October 12, 2001, among RailAmerica, Inc., New StatesRail Holdings, Inc., StatesRail L.L.C., West Texas and Lubbock Railroad Company, Inc. and the Members of StatesRail L.L.C.

            2.4 Letter Agreement, dated as of October 12, 2001 between the parties to Exhibits 2.2 and 2.3 above.

            3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended(2)

            3.2   By-laws of Registrant(1)

          3.3 Certificate Of Amendment to Amended and Restated Certificate of Incorporation of the Registrant(31)

          4.1 Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between the Registrant and American Stock Transfer & Trust Company(6)

          4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock(19)

          4.3 Third Amendment to the Rights Agreement, dated as of January 13, 2000, between the Company and American Stock Transfer & Trust Company(10)

          4.6 Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between the Company and American Stock Transfer and Trust Company (21)

          4.7 Waiver and Supplemental Agreement, dated as of April 13, 2000, among the Company and EGS Associates, L.P., EGS Partners, L.L.C., BEV Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver (22)

          4.8 Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (24)

          4.9 Warrant Agreement, dated August 14, 2000, between RailAmerica, Inc. and Wells Fargo Bank Minnesota, N.A. (26)

          4.10 Warrant Registration Rights Agreement, dated August 14, 2000, between RailAmerica, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital
                  (USA) Inc. (27)

          4.11    Form of Placement Agent Warrant, dated as of June 2001.

          4.12    Form of Placement Agent Warrant, dated as of December 2001.

          4.13    First Supplemental Indenture

          4.14    Second Supplemental Indenture

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

          10.46   RailAmerica, Inc. 1995 Employee Stock Purchase Plan(2)

          10.47   RailAmerica, Inc. Corporate Senior Executive Bonus Plan(2)+

          10.59   RailAmerica, Inc. Nonqualified Deferred Compensation Trust(5)+

          10.60 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and Gary O. Marino(5)+

          10.63   RailAmerica, Inc. 1998 Executive Incentive Compensation
                  Plan(7)+

          10.65 Lease dated April 30, 1999 by and among the Director of Public Transport and Freight Victoria Limited(12)

          10.71 Credit Agreement, dated as of February 4, 2000, by and among the Company and Palm Beach Rail Holding, Inc., each as guarantor, RailAmerica Transportation Corp., RaiLink, Ltd. and Freight Victoria Limited, each as a borrower, various financial institutions from time to time parties thereto, as the lenders, DLJ Capital Funding, Inc., as the syndication agent, the lead arranger and the sole book running manager, The Bank of Nova Scotia, as the administrative agent for the Lenders and ING (U.S.) Capital LLC and Fleet National Bank, as the documentation agents for the lenders(20)

          10.76   Waiver and Amendment No. 1 to Credit Agreement.(31)

          10.77   Waiver and Amendment No. 2 to Credit Agreement. (31)

          10.79   Waiver and Amendment No. 3 to Credit Agreement.

          10.80 Form of Change in Control Agreements between RailAmerica, Inc. and certain executive officers

          10.81 Service Agreement, dated April 4, 2001, between the Company and Marinus van Onselen and first amendment thereto.

          10.82 Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between the Company and Gary O. Marino.

          10.83 Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between the Company and Donald D. Redfearn.

          10.84 Employment Agreement, dated as of January 1, 2002, between the Company and Gary M. Spiegel.

          21.1    Subsidiaries of Registrant

          23.1    Consent of PricewaterhouseCoopers LLP

          23.2    Consent of Langton Clarke Limitada


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

(6) Incorporated by reference to exhibit No. 4.1 filed as part of the Registrant's Statement on Form 8-A, filed with the Securities and Exchange Commission on January 8, 1998.

(7) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

(10) Incorporated by reference to exhibit 4.1 filed as part of the Company's Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.

(12) Incorporated by reference to exhibit 10.2 filed as part of the Company's Form 8-K as of April 30, 1999, filed with the Securities and Exchange Commission on May 18, 1999.

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

(22) Incorporated by reference to Exhibit 4.2 filed as part of the Company's Form 8-K, dated April 13, 2000.

(24) Incorporated by reference to the Exhibit 4.1 filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-45196.

(26) Incorporated by reference to the Exhibit 4.1 filed as part of the Company's Registration Statement on Form S-3, Registration No. 333-45200.

(27) Incorporated by reference to the Exhibit 4.2 filed as part of the Company's Registration Statement on Form S-3, Registration No. 333-45200.

(30) Incorporated by reference to the Annex A, filed as part of the Company's Registration Statement on Form S-4, Registration No. 333-75290.

(31) Incorporated by reference to the same exhibit number filed as part of the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

+         Executive Compensation Plan or Arrangement.

(b)       Reports on Form 8-K.

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

          The Company filed a Current Report on Form 8-K, dated October 3, 2001, with the Securities and Exchange Commission on October 11, 2001 in connection with a presentation of The Company at an investor conference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RAILAMERICA, INC.

                            By: /s/  GARY O. MARINO
                                -----------------------------------------------
                                Gary O. Marino, Chairman, President and
                                Chief Executive Officer

                            By: /s/  BENNETT MARKS
                                -----------------------------------------------
                                Bennett Marks, Senior Vice President -- Chief Financial Officer, Principal Financial and Accounting Officer

                                Dated April 1, 2002

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

         SIGNATURES                     TITLE                                                    DATE
         ----------                     -----                                                    ----
/s/ GARY O. MARINO                      Chairman, President, Chief Executive                   April 1, 2002
-----------------------------           Officer and Director
Gary O. Marino

/s/ DONALD D. REDFEARN                  Chief Administrative Officer, Executive                April 1, 2002
-----------------------------           Vice President, Secretary and Director
Donald D. Redfearn

/s/ JOHN H. MARINO                      Assistant Secretary and Director                       April 1, 2002
-----------------------------
John H. Marino

/s/ DOUGLAS R. NICHOLS                  Director                                               April 1, 2002
-----------------------------
Douglas R. Nichols

/s/ RICHARD RAMPELL                     Director                                               April 1, 2002
-----------------------------
Richard Rampell

/s/ CHARLES SWINBURN                    Director                                               April 1, 2002
-----------------------------
Charles Swinburn

/s/ JOHN M. SULLIVAN                    Director                                               April 1, 2002
-----------------------------
John M. Sullivan

/s/ FERD. C. MEYER, JR.                 Director                                               April 1, 2002
-----------------------------
Ferd C. Meyer, Jr.

/s/ WILLIAM G. PAGONIS                  Director                                               April 1, 2002
-----------------------------
William G.  Pagonis


                       RAILAMERICA, INC. AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS



The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

                                                                      PAGES
                                                                      -----

Reports of Independent Certified Public Accountants ...........      F-2 - F-3

Consolidated Balance Sheets - December 31, 2001 and 2000 ......      F-4

Consolidated Statements of Income - For the Years Ended
       December 31, 2001, 2000 and 1999 .......................      F-5

Consolidated Statements of Stockholders' Equity - For the Years
       Ended December 31, 2001, 2000 and 1999 .................      F-6

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 2001, 2000 and 1999 .......................      F-7

Notes to Consolidated Financial Statements ....................      F-8 - F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of RailAmerica, Inc.:

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Empresa De Transporte Ferroviario S.A., a 55% owned subsidiary of the Company, which statements reflect total revenues of $19,115,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Empresa De Transporte Ferroviario S.A. for the year ended December 31, 1999 is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As described in Note 15, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

West Palm Beach, Florida
March 18, 2002, except as to the last paragraph of Note 18, which is as of March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Ferronor S.A.:

We have audited the statements of income and cash flows of Empresa de Transporte Ferroviaro S.A. ("Ferronor") for the year ended December 31, 1999. These financial statements (not included separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards in Chile, which are substantially consistent with those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the results of operations and cash flows of Ferronor for the year ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.



/s/ Arthur Andersen - Langton Clarke
---------------------------------------
    ARTHUR ANDERSEN - LANGTON CLARKE


February 4, 2000
Santiago, Chile

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                      2001                  2000
--------------------------------------------------------------------------------------------------------------
                                                                                       (IN THOUSANDS,
                                                                                      EXCEPT SHARE DATA)
ASSETS
Current assets:
       Cash and cash equivalents.......................................       $  59,761             $  13,090
       Restricted cash in escrow.......................................           2,418                 4,539
       Accounts and notes receivable, net of allowance of
           $571 and $886, respectively.................................          54,278                62,864
       Other current assets............................................          14,204                19,551
                                                                             ----------            ----------
           Total current assets........................................         130,661               100,044

Property, plant and equipment, net.....................................         738,775               715,020
Other assets...........................................................          21,732                24,639
                                                                             ----------            ----------
           Total assets................................................        $891,168              $839,703
                                                                               ========              ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:

       Current maturities of long-term debt............................       $  24,484             $  20,558
       Accounts payable................................................          36,035                39,752
       Accrued expenses................................................          39,889                47,305
                                                                             ----------            ----------
           Total current liabilities...................................         100,408               107,615
Long-term debt, less current maturities................................         277,203               338,298
Subordinated debt......................................................         144,988               141,411
Deferred income taxes..................................................          96,822                87,288
Minority interest and other liabilities................................          50,788                35,044
                                                                             ----------            ----------
                                                                                670,209               709,656
                                                                              ---------             ---------

Commitments and contingencies

Redeemable convertible preferred stock, $0.01 par value, $25 liquidation value; 278,400 shares issued and outstanding
at December 31, 2000...................................................              --                 6,613
                                                                         --------------           -----------

Stockholders' equity:
       Common stock, $0.001 par value, 60,000,000 shares authorized;
       28,842,090 shares issued and outstanding at December 31, 2001 and 18,623,320 shares issued and outstanding at
       December 31, 2000...............................................              29                    19
Additional paid in capital.............................................         224,248               118,502
Retained earnings......................................................          45,902                29,162
Accumulated other comprehensive (loss).................................         (49,220)              (24,249)
                                                                             ----------            ----------
           Total stockholders' equity..................................         220,959               123,434
                                                                              ---------             ---------
           Total liabilities, redeemable preferred stock
           and stockholders' equity....................................        $891,168              $839,703
                                                                               ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                               2001              2000             1999
-----------------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
         Operating revenue .............................................      $ 369,631       $ 357,936       $ 129,818
                                                                              ---------       ---------       ---------
         Operating expenses:
           Transportation ..............................................        209,072         210,972          79,439
           Selling, general and administrative .........................         64,652          62,093          19,550
           Net gain on sale and impairment of assets ...................         (6,434)        (11,184)         (3,629)
           Depreciation and amortization ...............................         27,601          26,021           9,179
                                                                              ---------       ---------       ---------
             Total operating expenses ..................................        294,891         287,902         104,539
                                                                              ---------       ---------       ---------
             Operating income ..........................................         74,740          70,034          25,279
         Interest expense, including amortization costs of
           $4,410, $4,854 and $4,203, respectively .....................        (53,480)        (55,950)        (20,490)
         Minority interest and other income (expense) ..................          1,019          (1,526)            449
                                                                              ---------       ---------       ---------
           Income from continuing operations
           before income taxes .........................................         22,279          12,558           5,238

         Provision (benefit) for income taxes ..........................          5,005           2,950            (787)
                                                                              ---------       ---------       ---------
           Income from continuing operations ...........................         17,274           9,608           6,025

         Discontinued operations:
           Gain on disposal of discontinued segment (net of income
               taxes of $6,850) ........................................             --          11,527              --
           Income (loss) from operations of discontinued segment
               (net of income taxes of ($1,650) and
               $2,300, respectively) ...................................             --          (3,226)          3,896
                                                                              ---------       ---------       ---------
           Income before extraordinary item and cumulative effect
               of accounting change ....................................         17,274          17,909           9,921
           Extraordinary loss from early extinguishment of debt
                (net of income taxes of $142 and $2,200, respectively) .           (236)         (3,996)             --
           Cumulative effect of accounting change ......................             --          (2,252)             --
                                                                              ---------       ---------       ---------
                Net income .............................................      $  17,038       $  11,661       $   9,921
                                                                              =========       =========       =========
         Net income available to common stockholders ...................      $  16,740       $  10,991       $   8,886
         Basic earnings per common share:
           Continuing operations .......................................      $    0.79       $    0.50       $    0.45
           Discontinued operations .....................................             --            0.45            0.35
           Extraordinary item ..........................................          (0.01)          (0.22)             --
           Cumulative effect of accounting change ......................             --           (0.12)             --
                                                                              ---------       ---------       ---------
             Net income ................................................      $    0.78       $    0.61       $    0.80
                                                                              =========       =========       =========
         Diluted earnings per common share:
           Continuing operations .......................................      $    0.72       $    0.49       $    0.43
           Discontinued operations .....................................             --            0.45            0.34
           Extraordinary item ..........................................          (0.01)          (0.22)             --
           Cumulative effect of accounting change ......................             --           (0.12)             --
                                                                              ---------       ---------       ---------
             Net income ................................................      $    0.71       $    0.60       $    0.77
                                                                              =========       =========       =========
         Weighted average common shares outstanding:
           Basic .......................................................         21,510          18,040          11,090
           Diluted .....................................................         25,350          18,267          11,665


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   STOCKHOLDERS' EQUITY
                                       --------------------------------------------------------------------------------
                                             Number of             Additional                     Other
FOR THE YEARS ENDED DECEMBER 31,               Shares     Par        Paid-In     Retained     Comprehensive
2001, 2000 AND 1999                            Issued    Value       Capital     Earnings     Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Balance, January 1, 1999 ..................     10,207     $ 10     $  24,995     $  9,285     $    471     $  34,761
Net income ................................         --       --            --        9,921           --         9,921
Cumulative translation adjustments ........         --       --            --           --        3,015         3,015
                                                                                                            ---------
          Total comprehensive income ......                                                                    12,936
                                                                                                            ---------
Issuance of common stock ..................      1,438        1        12,028           --           --        12,029
Purchase of treasury stock ................         --       --        (1,224)          --           --        (1,224)
Exercise of stock options .................        141       --           732           --           --           732
Conversion of debt ........................        564        1         3,332           --           --         3,333
Conversion of preferred stock .............        261        1         2,006           --           --         2,007
Issuance of warrants ......................         --       --         5,928           --           --         5,928
Preferred stock dividends and accretion ...         --       --            --       (1,035)          --        (1,035)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 ................     12,611       13        47,797       18,171        3,486        69,467
Net income ................................         --       --            --       11,661           --        11,661
Cumulative translation adjustments ........         --       --            --           --      (27,735)      (27,735)
                                                                                                            ---------
            Total comprehensive loss ......                                                                   (16,074)
                                                                                                            ---------
Issuance of common stock ..................      6,652        7        60,917           --           --        60,924
Exercise of stock options .................         49       --           269           --           --           269
Conversion of redeemable securities .......        339       --         2,669           --           --         2,669
Warrants issued ...........................         --       --         8,841           --           --         8,841
Purchase of treasury stock ................         --       --        (1,992)          --           --        (1,992)
Retirement of treasury stock ..............     (1,028)      (1)            1           --           --            --
Preferred stock dividends
  and accretion ...........................         --       --            --         (670)          --          (670)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 ................     18,623       19       118,502       29,162      (24,249)      123,434
Net income ................................         --       --            --       17,038           --        17,038
Cumulative effect of adopting SFAS 133, net         --       --            --           --       (4,388)       (4,388)
Change in market value of derivative
  instruments, net ........................         --       --            --           --       (5,008)       (5,008)
Cumulative translation adjustments ........         --       --            --           --      (15,575)      (15,575)
                                                                                                            ---------
            Total comprehensive loss ......                                                                    (7,933)
                                                                                                            ---------
Issuance of common stock ..................      8,176        8        89,728           --           --        89,736
Exercise of stock options .................      1,334        1         8,342           --           --         8,343
Tax benefit on exercise of options and
  warrants.................................         --       --         2,633           --           --         2,633
Conversion of redeemable securities .......        882        1         7,030           --           --         7,031
Purchase of treasury stock ................       (173)      --        (1,987)          --           --        (1,987)
Preferred stock dividends and accretion ...         --       --            --         (298)          --          (298)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ................     28,842     $ 29     $ 224,248     $ 45,902    $ (49,220)    $ 220,959
-----------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                   2001              2000             1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................         $  17,038          $  11,661          $   9,921
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .....................            32,011             34,566             14,134
    Write-off of deferred loan costs ..................               378              4,857                 --
    Interest paid in kind .............................                --              5,806                 --
    Minority interest in income of subsidiary .........             1,350                995              1,551
    Equity interest in earnings of affiliate ..........                --               (554)              (230)
    Gain on insurance settlement ......................                --                 --             (4,069)
    (Gain) loss on sale or disposal of properties .....            (6,434)           (29,554)               118
    Cumulative effect of accounting change ............                --              2,252                 --
    Deferred income taxes .............................             2,926             (2,797)             3,402
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
       Accounts receivable ............................             5,298              3,654             (2,246)
       Other current assets ...........................             8,587              2,455             (4,102)
       Accounts payable ...............................             1,172              2,239              3,244
       Accrued expenses ...............................           (12,485)             5,759              3,326
       Other liabilities ..............................             1,620              4,071             (2,295)
       Deposits and other .............................             3,509               (977)            (1,254)
-----------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities ...            54,970             44,433             21,500
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment .............           (61,675)           (62,499)           (51,391)
Proceeds from sale of properties and investments ......            18,502             96,654              1,163
Acquisitions, net of cash acquired ....................                --           (148,922)            (8,453)
Cash held in discontinued operations ..................                --                 --               (656)
Change in restricted cash in escrow ...................             1,046             (4,539)                --
Deferred acquisition costs and other ..................            (4,577)            (2,711)               639
-----------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities .......           (46,704)          (122,017)           (58,698)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..............            85,590            549,235            182,085
Principal payments on long-term debt ..................          (142,088)          (448,107)          (150,183)
Sale of convertible preferred stock ...................                --                 --              4,095
Sale of common stock ..................................            89,736                 --             11,868
Proceeds from exercise of stock options ...............             8,343                234                581
Preferred stock dividends paid ........................              (241)              (289)              (843)
Purchase of treasury stock ............................            (1,987)            (1,992)            (1,224)
Deferred financing costs paid .........................                --            (18,980)            (2,755)
-----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities ...            39,353             80,101             43,624
-----------------------------------------------------------------------------------------------------------------------

Net increase in cash ..................................            47,619              2,517              6,426
Effect of exchange rates on cash ......................              (948)            (1,025)                87
Cash, beginning of period .............................            13,090             11,598              5,085
-----------------------------------------------------------------------------------------------------------------------
Cash, end of period ...................................         $  59,761          $  13,090          $  11,598
-----------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (the "Company"). All of RailAmerica's consolidated subsidiaries are wholly-owned except Empresa De Transporte Ferroviario S.A. ("Ferronor"), a Chilean railroad, in which the Company has a 55% equity interest. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

         The Company's principal operations consist of rail freight transportation in North America, Chile, Argentina and Australia.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

         CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits. As of December 31, 2001, the Company had approximately $58.5 million of cash in excess of insurance limits.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at historical cost. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition. Improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses on sales and retirements of properties are included in the determination of the results of operations. The Company periodically reviews its assets for impairment by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on the excess of the recorded amounts over their estimated fair value, as measured by the discounted cash flows.

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

         FOREIGN CURRENCY TRANSLATION

         The financial statements and transactions of the Company's foreign operations are maintained in their local currency, which is their functional currency, except for Chile, where the U.S. dollar is used as the functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders' equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 became effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has no goodwill as of December 31, 2001 and believes the adoption of these pronouncements will not have a material impact on its financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company believes the adoption of these pronouncements will not have a material impact on its financial statements.

2.       EARNINGS PER SHARE

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year while income from continuing operations is reduced by preferred stock dividends and accretion.

         Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 1.2 million, 4.3 million and
         1.8 million were excluded from the diluted earnings per share calculation for the years ended December 31, 2001, 2000 and 1999, respectively, as well as assumed conversion of $29.2 million (3.1 million shares) in 2000 and $26.5 million (2.7 million shares) in 1999 of convertible preferred stock and convertible debentures, as such securities were anti-dilutive.

         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):


                                                                          Year Ended December 31,
                                                                --------------------------------------------
                                                                   2001              2000              1999
                                                                --------          --------          --------
         Income from continuing operations ............         $ 17,274          $  9,608          $  6,025
         Preferred stock dividends and accretion ......             (298)             (670)           (1,035)
                                                                --------          --------          --------
         Income from continuing operations available
             to common stockholders (basic) ...........           16,976             8,938             4,990
         Interest on convertible debt .................            1,044                --                42
         Preferred stock dividends and accretion ......              298                --                --
                                                                --------          --------          --------
         Income from continuing operations available
             to common stockholders (diluted) .........         $ 18,318          $  8,938          $  5,032
                                                                ========          ========          ========
         Weighted average shares outstanding (basic) ..           21,510            18,040            11,090
         Assumed conversion:
             Options and warrants .....................            1,196               227               379
             Convertible debentures and preferred stock            2,644                --               196
                                                                --------          --------          --------
         Weighted average shares outstanding (diluted)            25,350            18,267            11,665
                                                                ========          ========          ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DISCONTINUED OPERATIONS

         In February 2000, the Company finalized its plan to sell its trailer manufacturing operations which consisted of Kalyn/Siebert, L.P. ("KSLP") and Kalyn/Siebert Canada ("KSC"). This business has been accounted for as a discontinued operation and results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         In December 2000, the Company sold KSLP for $32.5 million in cash, including $3.5 million which was in escrow at December 31, 2000. A gain of $21.0 million was recognized. In December 2000, the Company sold substantially all of the assets and business of KSC for $6 million in cash, including $2 million which was in escrow at December 31, 2000. A loss of $2.6 million was recognized. As of December 31, 2001, $2.2 million remains in escrow under terms of the sale agreements.

         Total revenue for the trailer manufacturing business was $34.7 million and $44.3 million for the years ended December 31, 2000 and 1999, respectively. Interest expense of $7.3 million was charged to the manufacturing business in 2000, representing the interest expense for the portion of the asset sale bridge note, which was repaid with the proceeds from the sale of the trailer manufacturing business. (Loss) income before income taxes for the trailer manufacturing business was ($4.9) million and $6.2 million for the years ended December 31, 2000 and 1999, respectively.

4.       ACQUISITIONS

         On February 4, 2000, the Company acquired RailTex, Inc. for $128 million in cash, assumption of $105.3 million in debt and 6.6 million shares of the Company's common stock valued at $60.9 million. RailTex, the operator of 25 railroads with over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. As part of the purchase price and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees.

         The acquisition was accounted for as a purchase and its results were included since the date of acquisition. On a pro forma basis (unaudited), as if the acquisition of RailTex had occurred on January 1, 2000, the Company's revenues, operating income and diluted earnings per share would have been $372.0 million, $11.7 million and $0.57, respectively. This does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2000 or of results which may occur in the future.

         On September 3, 1999, the Company acquired The Toledo, Peoria and Western Railroad Corporation ("TPW") for $17.4 million, including the repayment of indebtedness.

         On July 26, 1999, the Company acquired RaiLink Ltd. ("RaiLink") for $49.8 million. RaiLink and its 26.3% owned affiliate, Quebec Railway

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       ACQUISITIONS, continued

         Corporation, operated 11 regional railways with 2,500 miles of track in Alberta, the Northwest Territories, Ontario, Quebec and New Brunswick. During the fourth quarter of 2000, the Company sold its interest in the Quebec Railway Corporation.

         On April 30, 1999, the Company purchased the assets and liabilities comprising the railroad freight business of V/Line Freight Corporation ("VLF"), now known as Freight Australia. Under the acquisition agreement the Company acquired all of the locomotives, wagons, motor vehicles, equipment, stock, spare parts inventory and accounts receivable, certain business, brand and trade names and trademarks, and the outstanding business contracts of VLF for a purchase price of $49.0 million. In connection with the acquisition, Freight Australia also entered into other agreements, including a primary infrastructure lease with the Director of Public Transport of Australia and various facilities leases, access agreements, maintenance and service agreements and other miscellaneous agreements. Pursuant to the infrastructure lease, Freight Australia received a 45-year lease of the non-electrified intrastate Victorian railway tracks and infrastructure. Freight Australia prepaid in cash the net present value of the rental payments for the infrastructure lease totaling approximately $54.0 million. Freight Australia commenced operations of the rail-based freight business on May 1, 1999.

5.       DISPOSITIONS

         During 2001, the Company sold Dakota Rail, Inc. for $7.6 million, resulting in a net gain of $3.9 million. In addition, the Company sold other non-core assets resulting in a net gain of $2.5 million.

         During 2000, the Company sold several railroads and other non-core assets for total proceeds of $44.0 million, resulting in a net gain of $11.2 million.

6.       OTHER BALANCE SHEET DATA

         Other current assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                        2001      2000
                                                      --------   -------
         Track supplies..........................      $7,702    $10,068
         Prepaid expenses and other..............       6,502      9,483
                                                      --------   -------
                                                      $14,204    $19,551
                                                      ========   =======
         At December 31, 2000, $1.15 million of notes receivable from related parties are included in other current assets on the consolidated balance sheet. All obligations were paid in full in 2001.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       OTHER BALANCE SHEET DATA, continued

         Other assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                           2001            2000
                                          -------         -------

         Deferred loan costs, net         $13,797         $16,808
         Deposits and other .....           7,935           7,831
                                          -------         -------
                                          $21,732         $24,639
                                          =======         =======

Deferred loan costs are being amortized utilizing the interest method over the term of the respective term loans.

         Accrued expenses consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                          2001            2000
                                                        -------         -------

         Accrued interest expense .............         $ 8,382         $10,727
         Accrued compensation and benefits.....           5,893           5,633
         Other accrued liabilities ............          25,614          30,945
                                                        -------         -------
                                                        $39,889         $47,305
                                                        =======         =======

         Minority interest and other liabilities consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                       2001            2000
                                                    -------         -------
         Interest rate swaps ..............         $15,155         $    --
         Minority interest ................          11,834          10,484
         Accrued liabilities ..............          12,043          10,970
         Long service leave ...............           6,009           6,565
         Annual leave .....................           3,742           3,677
         Other ............................           2,005           3,348
                                                    -------         -------
                                                    $50,788         $35,044
                                                    =======         =======

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                   2001             2000
                                                 --------         --------

         Land ..........................         $133,643         $127,737
         Buildings and improvements ....           15,963           14,665
         Railroad track and improvements          504,491          460,108
         Locomotives, transportation and
          other equipment ..............          147,489          151,786
                                                 --------         --------
                                                  801,586          754,296
         Less: accumulated depreciation            62,811           39,276
                                                 --------         --------
                                                 $738,775         $715,020
                                                 ========         ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PROPERTY, PLANT AND EQUIPMENT, continued

         The Company completed $8.4 million and $22.2 million in locomotive sale/leaseback transactions in 2001 and 2000, respectively.

         In the fourth quarter of 1999, a $4.1 million gain was recognized on an insurance settlement from an accident which destroyed certain locomotives and railcars in Australia.

8.       LONG-TERM DEBT AND LEASES

         Long-term debt consists of the following as of December 31, 2001 and 2000 (in thousands):


                                                                                  2001             2000
                                                                                --------         --------
         Senior credit facilities, see below ..........................         $267,752         $319,714

         Credit facility with Banco de Desarrollo, see below ..........           11,678           10,462

         Credit facility with Banco Security, interest rate
         rate of 7.12% - 8.74% ........................................            7,325            7,499

         Mortgage note payable, bearing interest at 7.85%, due in fixed monthly installments of $46 (including interest), with a final payment of $4,827 in January 2010, collateralized
         by corporate office building .................................            5,833            5,927

         Other long-term debt .........................................            9,099           15,254
                                                                                --------         --------
                                                                                 301,687          358,856
         Less current maturities ......................................           24,484           20,558
                                                                                --------         --------
             Long-term debt, less current maturities ..................         $277,203         $338,298
                                                                                ========         ========

           In February 2000, the Company entered into a credit agreement and two bridge notes in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provides (i) a $125 million Term A loan, bearing interest at LIBOR plus 2.50% (4.44% at December 31, 2001), (ii) a $205 million Term B loan, initially bearing interest at LIBOR plus 3.25% (5.19% at December 31, 2001), and (iii) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 2.50%. All of the capital stock of the Company's U.S. subsidiaries, 65% of the capital stock of the Canadian and Australian subsidiaries and the majority of the assets of the Company's subsidiaries serve as collateral for the senior credit facilities. As of December 31, 2000, the two bridge notes had been repaid.

         The Term A loan requires principal payments of 15% in 2002, 20% in 2003, and 25% in both 2004 and 2005. The Term B loan requires principal payments of 1% per year through 2005 and a balloon maturity at December 31, 2006. The revolving loan matures on December 31,

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT AND LEASES, continued

         2005. The outstanding balances as of December 31, 2001 of the Term A and Term B loans are $83.6 million and $184.1 million, respectively. There was no outstanding balance on the revolving loan as of December 31, 2001 as compared to $17.7 million outstanding as of December
         31, 2000.

         The Company's borrowings include covenants which impose financial and operating restrictions on the Company's ability to, among other things: incur more debt; pay dividends, redeem or repurchase its stock in excess of $2 million per year or make other distributions; make acquisitions or investments; use assets as security in other transactions; enter into transactions with affiliates; merge or consolidate with others; dispose of assets or use asset sale proceeds; create liens on its assets; and extend credit. The facilities also contain financial covenants that require the Company to meet a number of financial ratios and tests. As of December 31, 2001, we were in compliance with these financial covenants.

         In connection with the February 2000 debt refinancing, the Company recorded an extraordinary charge of $2.2 million for early extinguishments of debt, net of income taxes.

         In February 1999, Ferronor refinanced certain short-term debt with Banco de Desarrollo. The refinancing consists of two credit lines. The first credit line is a $5.0 million facility which bears interest at the interbank cost plus 1.75% (9.05% at December 31, 2001) with interest to be paid over 120 equal monthly installments and principal to be paid over 96 equal installments beginning two years from the funding. The second credit line is a $7.7 million facility which bears interest at LIBOR plus 2.75% (5.71% at December 31, 2001) and is payable in 120 equal monthly installments (including interest).

         The aggregate annual maturities of long-term debt are as follows (in thousands):

              2002.......................................    $  24,484
              2003.......................................       28,836
              2004.......................................       29,658
              2005.......................................       29,668
              2006.......................................      179,757
              Thereafter.................................        9,284
                                                              --------
                                                              $301,687
                                                              ========

         During the years ended December 31, 2001, 2000 and 1999 interest of approximately $668, $1,257 and $1,386, respectively, was capitalized for on-going capital improvement projects.

         On May 4, 2000, the Company entered into two interest rate swap agreements for a total notional amount of $212.5 million. The agreements, which have a term of three years, require the Company to pay a fixed interest rate of 7.23% while receiving a variable interest rate equal to the 90 day LIBOR rate. In May 2001, the interest rate swap agreements were extended for two years and the fixed pay rate was reduced to 6.723%.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT AND LEASES, continued

         Leases

         The Company has several equipment finance leases for equipment. Certain of these leases are accounted for as capital leases and are presented separately below.

         Minimum annual lease commitments at December 31, 2001 are as follows (in thousands):

                                                 CAPITAL        OPERATING
                                                 LEASES           LEASES
                                                 -------        ---------

         2002 .........................         $    832         $ 18,039
         2003 .........................              253           15,469
         2004 .........................               66           14,539
         2005 .........................               18           13,890
         2006 .........................               15           13,026
         Thereafter ...................               --           25,176
                                                --------         --------
                                                $  1,184         $100,139
                                                ========         ========

         Rental expense under operating leases was approximately $16.0 million, $9.0 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9.       SUBORDINATED DEBT

         In August 2000, RailAmerica Transportation Corp. ("RTC"), a wholly-owned subsidiary of the Company, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company's common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. All of the Company's U.S. subsidiaries are guarantors of the senior subordinated notes. The net proceeds received from the issuance of the units were used to pay $115.0 million of then-existing debt and approximately $1.8 million of term loans under the Company's senior credit facilities, resulting in an extraordinary charge of $1.8 million, net of taxes, associated with the early extinguishment of debt.

         Prior to August 15, 2003, the Company may redeem up to 35% of the senior subordinated notes at a redemption price of 112.875% of their principal amount with the proceeds from an equity offering. From August 16, 2003 through August 14, 2005, the Company may not redeem the senior subordinated notes and subsequent to August 14, 2005, the Company may redeem the senior subordinated notes for 106.438% of their principal amount. The premium reduces annually on a sliding scale until they may be redeemed at their principal amount commencing August 15, 2008.

         In June 2000, the Company engaged an investment banking firm to assist the Company's Board of Directors in evaluating the issuance of the senior subordinated notes, for which it issued three-year warrants to purchase 150,000 shares of the Company's common stock. Of these warrants, 75,000 are at an exercise price of $5.50 and 75,000 are at an exercise price of $6.50. These warrants were exercised during 2001.

         In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       SUBORDINATED DEBT, continued

         all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par plus accrued interest, in whole or in part, if the closing price of RailAmerica's common stock is above $20 for 10 consecutive trading days. During 2001 and 2000, $0.39 million and $0.35 million, respectively, of the junior convertible subordinated debentures were converted into common stock.

         The Company recognized a $2.3 million charge in the fourth quarter of 2000 for the beneficial conversion feature included in the junior convertible subordinated debentures. This charge is shown as the cumulative effect of an accounting change.

10.      REDEEMABLE PREFERRED STOCK

         In January 1999, the Company completed a private offering of $11.6 million of Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). The Company sold 464,400 shares of Preferred Stock at a price of $25 per share. The Preferred Stock paid annual dividends of 7.5%, was convertible into shares of the Company's common stock at a price of $8.25 per share and was non-voting. During 1999, 86,000 shares of the Preferred Stock were converted and 100,000 shares were converted in 2000. Accretion of costs was $56,309, $119,681 and $192,510 for the years ended December 31, 2001, 2000 and 1999 respectively.

         A company owned by a director of the Company served as the exclusive placement agent for this private placement. The Company paid a total of $0.8 million in placement fees and cost reimbursements on this transaction and issued two-year warrants to purchase 140,727 shares of common stock at an exercise price of $8.25 per share. The warrants expired unexercised on January 31, 2001.

         In July 2001, all of the Company's outstanding convertible preferred stock was converted into common stock and other convertible securities were exercised, resulting in the issuance of 842,400 shares of common stock and increasing stockholders' equity by $6.7 million.

11.      COMMON STOCK TRANSACTIONS

         In December 2001, the Company closed on the private placement sale of
         4.3 million shares of its common stock for $12.50 per share, resulting in net proceeds of $51.5 million. The proceeds from this private placement were used to finance the StatesRail and ParkSierra acquisitions, which are described in Note 18, as well as the reduction of debt and other general corporate purposes. In connection with this private placement, the Company issued 18-month warrants to purchase 100,000 shares of common stock at an exercise price of $13.75 per share to the placement agents.

         In June, 2001, the Company closed on the private placement sale of 3.8 million shares of its common stock for $10.75 per share, resulting in net proceeds of $38.2 million. The proceeds from this private placement were used to reduce debt and for general corporate purposes. In connection with this private placement, the Company issued 18-month warrants to purchase 200,000 shares of common stock at an exercise price of $11.825 per share to the placement agents.

         In August 1999, the Company issued warrants to purchase 676,363 shares

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      COMMON STOCK TRANSACTIONS, continued

         of common stock to the investors in the private offering of its junior convertible subordinated debentures. The warrants are exercisable through August 5, 2004 at an exercise price of $10.50 per share, subject to adjustment under selected circumstances. Warrants to purchase 200,000 shares of common stock at an exercise price of $10.50 per share through July 31, 2001 were issued to the placement agent in connection with the private offering. These warrants were exercised during 2001.

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

12.      INCOME TAX PROVISION

         Income before income taxes for the years ended December 31, 2001, 2000 and 1999 consists of (in thousands):

                                                      2001             2000             1999
                                                     -------         --------          -------
         Domestic ..........................         $ 2,288         $ (8,723)         $ 2,868
         Foreign subsidiaries ..............          19,991           26,334            8,566
                                                     -------         --------          -------
                                                     $22,279         $ 17,611          $11,434
                                                     =======         ========          =======

         The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of (in thousands):

                                                      2001             2000             1999
                                                     -------          -------          -------
         Federal income taxes:
           Current .........................         $    --          $   334          $    15
           Deferred ........................             801            2,494            1,234
                                                     -------          -------          -------
                                                         801            2,828            1,249
                                                     -------          -------          -------
         State income taxes:
           Current .........................             437              700              149
           Deferred ........................             565           (1,548)            (106)
                                                     -------          -------          -------
                                                       1,002             (848)              43
                                                     -------          -------          -------
         Foreign income taxes
           Current .........................           1,500            2,435              857
           Deferred ........................           4,737            1,535            2,197
           Change in tax law ...............          (3,177)              --           (2,835)
                                                     -------          -------          -------
                                                       3,060            3,970              219
                                                     -------          -------          -------
         Total income tax provision ........         $ 4,863          $ 5,950          $ 1,511
                                                     =======          =======          =======

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAX PROVISION, continued

         The following summarizes the total income tax provisions for each of the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                    2001             2000             1999
                                                   -------          -------          -------
         Continuing operations ...........         $ 5,005          $ 2,950          $  (787)
         Discontinued operations .........              --            5,200            2,298
         Extraordinary item ..............            (142)          (2,200)              --
                                                   -------          -------          -------
         Total income tax provision ......         $ 4,863          $ 5,950          $ 1,511
                                                   =======          =======          =======

         The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows (in thousands):

                                                                             2001             2000             1999
                                                                            -------          -------          -------
         Income tax provision, at 35% .............................         $ 7,798          $ 4,406          $ 1,833
         Net benefit due to difference between U.S. &
             Foreign tax rates ....................................            (629)            (206)            (561)
         Net benefit due to tax law changes in Australia ..........              --               --           (2,835)
         Net benefit due to tax law changes in Canada .............          (3,177)              --               --
         Amortization of non-deductible warrants ..................              --             (602)             602
         Other, net ...............................................             383             (559)             344
         Valuation allowance ......................................             630              (89)            (170)
                                                                            -------          -------          -------
         Tax provision............................................          $ 5,005          $ 2,950          $  (787)
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

         The components of deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001               2000
                                                  ---------          ---------
         Deferred tax assets:
         --------------------
         Net operating loss carryforward          $  26,178          $  11,829
         Alternative minimum tax credit .               783              1,125
         Accrued expenses ...............            12,973              5,201
         Other ..........................                24              1,128
                                                  ---------          ---------
             Total deferred tax assets ..            39,958             19,283
         Less: valuation allowance ......            (3,357)              (999)
                                                  ---------          ---------
             Total deferred tax assets, net.         36,601             18,284

         Deferred tax liabilities:
         -------------------------
         Property, plant and equipment ..           132,806            107,188
         Deferred revenue ...............               617             (2,478)
         Other ..........................                --                862
                                                  ---------          ---------
             Net deferred tax liability .         $ (96,822)         $ (87,288)
                                                  =========          =========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAX PROVISION, continued

         The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $3.4 million at December 31, 2001 and $1.0 million at December 31, 2000, respectively.

         The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 2001 (in thousands):

                                          AMOUNT          EXPIRATION PERIOD
                                          ------          -----------------
         U.S. - Federal               $   38,495          2003 - 2021
         U.S. - State                    120,098          2002 - 2021
         Chile                             1,825          None
         Australia                        18,099          None
         Canada                            6,023          2004 - 2008
                                       ---------
                                        $184,540
                                       =========

         As part of certain acquisitions, the Company acquired net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards may be limited by the Internal Revenue Code Section 382. These tax loss carryforwards expire in the years 2002 through 2010.

         No provision was made in 2001 for U.S. income taxes on undistributed earnings of the Chilean, Canadian or Australian subsidiaries as it is the intention of management to utilize those earnings in their respective operations for an indefinite period of time.

13.      STOCK OPTIONS

         The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation costs have been recognized for the stock options issued during 2001, 2000 and 1999 as all stock options were granted with an exercise price at least equal to the market price on the date of grant. Had compensation cost for the Company's stock options issued been determined based on the fair value at the grant date for awards in these years consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share information):

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS, continued

                                                               2001               2000               1999
                                                            ----------         ----------         ----------
         Net income - as reported .................         $   17,038         $   11,661         $    9,921
         Net income - pro forma ...................         $   12,689         $    8,076         $    8,972

         Basic net income per share - as reported .         $     0.78         $     0.61         $     0.80
         Basic net income per share - pro forma ...         $     0.58         $     0.41         $     0.72
         Diluted net income per share - as reported         $     0.71         $     0.60         $     0.77
         Diluted net income per share - pro forma .         $     0.54         $     0.41         $     0.68


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 41%, 41% and 40%; risk-free interest rate of 4.6%, 6.5% and 5.8%; and expected lives of 5, 5 and 10 years. The weighted average fair value of options granted for 2001, 2000 and 1999 were $5.03, $4.75, and $5.86, respectively.

         Information regarding the above options for 2001, 2000 and 1999 is as follows:

                                                                         WEIGHTED                         WEIGHTED
                                                         NUMBER OF        AVERAGE        NUMBER OF         AVERAGE
                                                        OUTSTANDING      EXERCISE         SHARES          EXERCISE
                                                          SHARES           PRICE        EXERCISABLE         PRICE
                                                      -------------     -----------   -------------      -----------
         Outstanding at January 1, 1999............      1,537,001          $5.40
         Granted...................................        455,000          $8.97
         Exercised.................................       (141,168)         $4.35
         Forfeited.................................        (10,833)         $5.09
                                                       -----------                       ---------
         Outstanding at December 31, 1999..........      1,840,000          $6.34        1,255,999            $5.40
         Granted...................................      1,882,558          $8.08
         Exercised.................................        (48,969)         $4.78
         Forfeited.................................       (222,498)         $7.64
                                                        ----------                       ---------
         Outstanding at December 31, 2000..........      3,451,091          $7.23        1,937,858            $6.50
         Granted...................................      1,494,289         $11.72
         Exercised.................................       (936,223)         $5.31
         Forfeited.................................        (62,855)         $7.74
                                                       -----------                       ---------
         Outstanding at December 31, 2001..........      3,946,302          $9.37        2,557,233            $8.70
                                                       -----------                       =========
         Authorized at December 31, 2001...........      4,841,169
                                                       ===========


                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      STOCK OPTIONS, continued

         The following table summarizes information about stock options outstanding at December 31, 2001:


                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          -----------------------------------------------     ----------------------------
                                             WEIGHTED
                                              AVERAGE          WEIGHTED                          WEIGHTED
         RANGE OF                           REMAINING          AVERAGE                            AVERAGE
         EXERCISE           NUMBER          CONTRACTUAL        EXERCISE           NUMBER          EXERCISE
         PRICE            OF OPTIONS           LIFE              PRICE         OF OPTIONS          PRICE
         -------------------------------------------------------------------------------------------------
         $3.50-$5.00          179,200          4.19             $4.53             179,200          $4.53
         $5.01-$7.00          473,272          8.02             $6.36             328,792          $6.33
         $7.01-$9.75        1,913,162          7.57             $8.69           1,599,015          $8.74
         $9.76-$13.00       1,380,668          9.50            $11.97             450,226         $11.97
                            ---------                                          ----------
                            3,946,302                                           2,557,233
                            =========                                           =========


         In January 1995, the Company established an Employee Stock Purchase Plan open to all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's common stock on certain dates during the year. For the years ended December 31, 2001, 2000 and 1999, 21,943, 11,749 and 16,500 shares of common stock, respectively, were sold to employees under this plan.

14.      NONCASH INVESTING AND FINANCING ACTIVITIES

         Cash paid for interest from continuing operations during 2001, 2000 and 1999 was $54.6 million, $41.2 million and $16.3 million, respectively. Cash paid(received) for income taxes during 2001, 2000 and 1999 was $(1.1) million, $4.0 million and $1.3 million, respectively.


                                                                    2001              2000               1999
                                                                 ---------         ---------          ---------
         Common stock issued for businesses acquired ...         $      --         $  60,773          $      --
         Warrants issued for business acquired .........                --                --              3,031
         Debt issued for business acquired .............                --           105,376            173,493
         Acquisition costs accrued .....................                --                --              4,897
         Details of acquisitions:
             Working capital components, other than cash                --             6,109             (5,827)
             Property and equipment ....................                --          (390,468)          (217,965)
             Other assets ..............................                --            (6,980)            (4,834)
             Deferred loan costs .......................                --                --             (6,959)
             Goodwill ..................................                --                --               (972)
             Notes payable and loans payable ...........                --             3,148             35,466
             Deferred income taxes payable .............                --            73,120             11,217
                                                                 ---------         ---------          ---------
         Net cash used in acquisitions .................         $      --         $(148,922)         $  (8,453)
                                                                 =========         =========          =========


                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cummulative transition charge of $4.4 million, net of tax, to Accumulated Other Comprehensive Loss ("AOCL"). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

         The Company currently uses derivatives to hedge against increases in fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

         The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

         Fuel costs represented 8.1% of total revenues during 2001. Due to the significance of fuel expenses to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. Each one-cent increase in the price of fuel would result in $0.03 million of additional fuel expense on a monthly basis.

         The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2001, the Company had entered into fuel swap agreements to hedge the equivalent of approximately 27% of its projected 2002 North American fuel consumption at an average price of approximately $0.87 cents per gallon, including transportation and taxes. The fair value of the fuel swaps were not material at December 31, 2001.

         Interest on the Company's senior credit facility is payable at variable rates indexed to LIBOR. To partially mitigate the volatility of LIBOR, the Company entered into two interest rate swaps in May 2000. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition. The interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In 2001, we extended the interest rate swaps for two years and reduced the LIBOR rate to 6.723%. Fluctuations in the market interest rate will affect the cost of our remaining borrowings. The effect of each 1% increase in interest on the remaining borrowings would result in an increase in interest expense of $1.0 million. At December 31,2001, AOCL included a $9.4 million charge, net of taxes, relating to the interest rate swaps.

         Management believes that the fair value of its senior long-term debt approximates its carrying value based on the variable rate nature of the financing, and for all other long-term debt based on current borrowing rates available with similar terms and maturities. The fair value of the senior subordinated notes is $133.9 million as of December 31, 2001, based on the quoted market price.

16.      PENSION AND OTHER BENEFIT PROGRAMS

         The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.

         DEFINED BENEFIT - The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway Company ("CPR") to a subsidiary of RailLink, Ltd. The defined benefit portion of the plan is a mirror plan of CPR's defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CPR transferred to the Company the appropriate value of each employee's pension entitlement.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      PENSION AND OTHER BENEFIT PROGRAMS, continued

         The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan for the years ended December 31, 2001 and December 31, 2000
         (in thousands):

                                                                  JANUARY 1, 2001 TO     JANUARY 1, 2000 TO
                                                                  DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                  -----------------      -----------------

         EXCHANGE RATE BEGINNING OF YEAR .................              $  0.67                $  0.69
         EXCHANGE RATE END OF YEAR .......................              $  0.63                $  0.67

         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of period .......              $ 3,114                $ 2,853
         Service cost ....................................                   60                     62
         Interest cost ...................................                  205                    194
         Plan participants' contributions ................                   89                     91
         Benefits paid ...................................                    0                     (3)
         Foreign currency exchange rate changes ..........                 (186)                   (83)
                                                                        -------                -------
         Benefit obligation at end of period .............              $ 3,282                $ 3,114
                                                                        =======                =======

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of period               $ 3,201                $ 2,655
         Actual return on plan assets ....................                  (54)                   388
         Employer contribution ...........................                  101                    106
         Plan participants' contributions ................                  106                    132
         Benefits paid ...................................                    0                     (3)
         Foreign currency exchange rate changes ..........                 (190)                   (77)
                                                                        -------                -------
         Fair value of plan assets at end of period ......              $ 3,164                $ 3,201
                                                                        =======                =======

         Funded status - prepaid (accrued) benefit cost ..              $  (118)               $    87
                                                                        =======                =======

         ASSUMPTIONS
         Discount rate ...................................                 7.00%                  7.00%
         Expected return on plan assets ..................                 8.00%                  8.00%
         Rate of compensation increase ...................                 4.50%                  4.50%

         COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
         Service cost ....................................              $    60                $    62
         Interest cost ...................................                  205                    194
         Expected return on plan assets ..................                 (241)                  (206)
         Amortization of prior service cost ..............                   15                     16
                                                                        -------                -------
         Net periodic pension cost .......................              $    39                $    66
                                                                        =======                =======


                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.      PENSION AND OTHER BENEFIT PROGRAMS, continued

         Freight Australia's employees participate in the Victorian government's super annuation funds. The contributions made by Freight Australia are as follows for the year ended December 31, 2001, 2000 and the period from May 1, 1999 to December 31, 1999 (in thousands):

                                                    2001        2000      1999
                                                   ------      ------      ----
         Victorian Superannuation Fund ......      $  229      $  140      $ 62
         State Superannuation Fund ..........         783         972       647
         Transport Fund .....................         244         263       194
         Freight Victoria Fund ..............         177         161        53
         Superannuation Trust of Australia...         133          --        --
                                                   ------      ------      ----
             Total contributions ............      $1,566      $1,536      $956
                                                   ======      ======      ====

         DEFINED CONTRIBUTION - The defined contribution component applies to a majority of the Company's Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee's salary to the plan. Pension expense for the year ended December 31, 2001, 2000 and for the period August 1, 1999 to December 31, 1999 for the defined contribution members was $0.3 million, $0.2 million and $0.1 million, respectively.

         PROFIT SHARING PLAN - The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees' contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing five years of service. Employer contributions during the years ended December 31, 2001, 2000 and 1999 were approximately $484,000, $286,000 and $81,000, respectively.

17.      COMMITMENTS AND CONTINGENCIES

         In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage to approximately $13.0 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

         In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims, which are pending or could be asserted against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      COMMITMENTS AND CONTINGENCIES, continued

         The Company has a $4.7 million contingent obligation, under certain events of default or if line abandonment occurs, to the Canadian National Railroad in connection with its properties. The contingent obligation bears no interest and has no pre-defined terms of payment or maturity.

         The Company's operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. During the fourth quarter of 2001, the Company reduced its environmental liability by $1.9 million due to a change in environmental regulations. The remaining liabilities are not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

18.      SUBSEQUENT EVENTS

         In January 2002, the Company acquired StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, which owns and operates eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and $23 million (1.7 million shares) in the Company's common stock.

         In January 2002, the Company acquired ParkSierra Corp. for consideration of $48 million, consisting of $23 million in cash and $25 million (1.8 million shares) in the Company's common stock. ParkSierra, headquartered in Napa, California, consists of the Arizona & California Railroad, the California Northern Railroad and the Puget Sound & Pacific Railroad. These railroads operate 703 miles of track in four western U.S. states.

         In January 2002, the Company borrowed an additional $50 million under a Term C loan, which has terms consistent with the Term B loan (see Note
         8).

         On January 14, 2002, the Company submitted a bid for the acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. Subsequently, the Company was notified that another entity was awarded the bid. Accordingly, the Company will record a charge in the first quarter of 2002 related to the write-off of direct costs incurred in preparing, submitting and financing the bid. Such direct costs, of which $2.4 million was billed and deferred as of December 31, 2001, are currently being negotiated for final settlement.

         In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million.

19.      SEGMENT INFORMATION

         The Company's continuing operations have been classified into three business segments: North American rail transportation, Australian rail transportation, and Chilean rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada, as well as corporate expenses.

         Business and geographical segment information for the years ended December 31, 2001, 2000 and 1999 is as follows (dollar amounts in thousands):

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         YEAR ENDED DECEMBER 31, 2001:


                                                               NORTH AMERICA
                                                          -------------------------
                                            CONSOLIDATED   UNITED STATES     CANADA        CHILE       AUSTRALIA
                                            ------------   -------------     ------        -----       ---------
         Revenue ........................      $369,631      $ 184,216       $61,900      $22,085      $101,430
         Depreciation and
           amortization .................      $ 27,601      $  13,938       $ 3,523      $ 3,208      $  6,932
         Income (loss) before
         income taxes ...................      $ 22,279      $   6,172       $ 2,271      $ 1,161      $ 12,675
         Interest expense ...............      $ 53,480      $  43,464       $ 6,565      $ 3,195      $    256
         Total assets ...................      $891,168      $ 630,607       $87,952      $59,342      $113,267
         Capital expenditures ...........      $ 61,675      $  29,148       $ 9,869      $ 2,444      $ 20,214


         YEAR ENDED DECEMBER 31, 2000:

                                                               NORTH AMERICA
                                                          -------------------------
                                            CONSOLIDATED   UNITED STATES     CANADA        CHILE       AUSTRALIA
                                            ------------   -------------     ------        -----       ---------
         Revenue ........................      $357,936      $ 169,354       $63,505      $22,873      $102,204
         Depreciation and
           amortization .................      $ 26,021      $  14,052       $ 4,253      $ 2,278      $  5,438
         Income (loss) before
         income taxes ...................      $ 12,558      $ (19,194)      $13,752      $   954      $ 17,046
         Interest expense ...............      $ 55,950      $  52,665       $   431      $ 2,383      $    471
         Total assets ...................      $839,703      $ 635,746       $83,724      $57,629      $ 62,604
         Capital expenditures ...........      $ 62,499      $  24,566       $ 9,570      $10,018      $ 18,345




         YEAR ENDED DECEMBER 31, 1999:

                                                               NORTH AMERICA
                                                          -------------------------
                                            CONSOLIDATED   UNITED STATES     CANADA        CHILE       AUSTRALIA
                                            ------------   -------------     ------        -----       ---------
         Revenue ........................      $129,818      $  27,166       $20,179      $19,115      $ 63,358
         Depreciation and
           amortization .................      $  9,179      $   2,428       $ 2,091      $ 1,231      $  3,429
         Income (loss) before
         income taxes ...................      $  5,238      $  (2,979)      $   919      $ 1,473      $  5,825
         Interest expense ...............      $ 20,490      $   8,129       $ 3,203      $ 1,595      $  7,563
         Total assets ...................      $428,932      $ 115,295       $99,038      $52,022      $162,577
         Capital expenditures ...........      $ 51,391      $  14,604       $11,841      $13,389      $ 11,557



20.      UNAUDITED QUARTERLY FINANCIAL DATA

         Quarterly financial data for 2001 is as follows (in thousands, except per share amounts):

                                                FIRST       SECOND        THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER       QUARTER
                                               -------      -------      -------       -------
         Operating revenue ...............      $91,955      $93,460      $93,173      $91,043
         Operating income ................      $ 7,943      $19,578      $19,061      $18,158
         Income(loss) from continuing
           operations ....................      $ 2,787      $ 4,153      $ 5,155      $ 5,179
         Net income (loss) ...............      $ 2,787      $ 4,153      $ 4,919      $ 5,179
         Basic income (loss) from
           continuing operations per share      $  0.15      $  0.21      $  0.22      $  0.20
         Diluted income (loss) from
           continuing operations per share      $  0.14      $  0.19      $  0.20      $  0.19

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Quarterly financial data for 2000 is as follows (in thousands, except per share amounts):


                                                  FIRST       SECOND      THIRD         FOURTH
                                                 QUARTER      QUARTER    QUARTER        QUARTER
                                                 -------      -------    -------        -------
         Operating revenue ...............      $ 80,807       $95,908      $90,896      $90,325
         Operating income ................      $ 13,942       $24,961      $16,863      $14,268
         Income (loss) from continuing
           operations ....................      $   (889)      $ 7,588      $ 1,844      $ 1,065
         Net income (loss) ...............      $ (3,182)      $ 7,553      $   237      $ 7,053
         Basic income (loss) from
           continuing operations per share      $  (0.06)      $  0.40      $  0.09      $  0.05
         Diluted income (loss) from
           continuing operations per share      $  (0.06)      $  0.36      $  0.09      $  0.05




                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      GUARANTOR FINANCIAL STATEMENT INFORMATION

         In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parents, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc.

RAILAMERICA, INC.

CONSOLIDATING BALANCE SHEET
At December 31, 2001
(in thousands)



                                                                                           NON
                                                             COMPANY      GUARANTOR      GUARANTOR
                                                ISSUER      (PARENT)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              ----------   -----------  ------------   ------------  ------------  -------------
ASSETS
Current Assets:
  Cash .....................................  $      --     $  38,049     $     457     $  21,254     $     --       $  59,761
  Cash held in escrow ......................         --           245         2,000           173           --           2,418
  Accounts and notes receivable ............         --           911        29,353        24,014           --          54,278
  Other current assets .....................         11         1,344         5,801         7,048           --          14,204
                                              ---------     ---------     ---------     ---------     --------       ---------
        Total current assets ...............         11        40,550        37,611        52,489           --         130,661
                                              ---------     ---------     ---------     ---------     --------       ---------
Property, plant and equipment, net .........         48           929       434,137       303,662           --         738,775
Other assets ...............................     12,884         3,518        (5,180)       10,510           --          21,732
Investment in and advances to affiliates ...    344,002       200,103         6,231     (113,810)     (436,526)             --
                                              ---------     ---------     ---------     ---------     --------       ---------
        Total assets .......................  $ 356,945     $ 245,099     $ 472,799     $ 252,850    $(436,526)      $ 891,168
                                              =========     =========     =========     =========     ========       =========

LIABILITIES, REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt .....  $  16,635     $      --     $   2,695     $   6,853     $ (1,699)      $  24,484
  Accounts payable .........................         --         1,831        15,667        18,536           --          36,035
  Accrued expenses .........................      7,638         1,356        18,635        12,260           --          39,889
                                              ---------     ---------     ---------     ---------     --------       ---------
        Total current liabilities ..........     24,273         3,187        36,997        37,649       (1,699)        100,408
                                              ---------     ---------     ---------     ---------     --------       ---------
Long-term debt, less current maturities ....    251,117            --         8,842        17,244           --         277,203
Subordinated debt ..........................    118,942        20,679            --         5,367           --         144,988
Deferred income taxes ......................    (28,978)      (12,607)      108,991        29,417           --          96,822
Minority interest and other liabilities ....     15,155             2        20,317        20,729       (5,415)         50,788
Redeemable convertible preferred stock .....         --            --            --            --           --              --
Stockholders' equity:
  Common stock .............................         --            29         5,565        62,035      (67,600)             29
  Additional paid-in capital ...............         --       224,248       278,322        45,623     (323,945)        224,248
  Retained earnings ........................    (14,118)        9,561        37,499        50,826      (37,867)         45,902
  Accumulated other comprehensive income ...     (9,446)           --       (23,734)      (16,040)          --         (49,220)
                                              ---------     ---------     ---------     ---------     --------       ---------
        Total stockholders' equity .........    (23,564)      233,839       297,652      142,444     (429,412)        220,959
                                              ---------     ---------     ---------     ---------     --------       ---------
        Total liabilities, redeemable
          preferred stock and
          stockholders' equity .............  $ 356,945     $ 245,099     $ 472,799     $ 252,850   $(436,526)      $ 891,168
                                              =========     =========     =========     =========    =========       =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.

CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2001
(in thousands)




                                                                                           NON
                                                             COMPANY      GUARANTOR      GUARANTOR
                                                ISSUER      (PARENT)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              ----------   -----------  ------------   ------------  ------------  -------------
 Operating revenue .........................  $      --     $   1,776     $ 182,047     $ 185,808     $     --        $ 369,631
                                              ---------     ---------     ---------     ---------     --------        ---------

 Operating expenses:
   Transportation ..........................         --            --        94,379       114,693           --          209,072
   Selling, general and administrative .....        185        15,077        32,184        17,206           --           64,652
   Gain on sale and impairment of
      assets (net)..........................         26            --        (6,440)          (20)          --           (6,434)
   Depreciation and amortization ...........      1,031           130        12,777        13,663           --           27,601
                                              ---------     ---------     ---------     ---------     --------        ---------
         Total operating expenses ..........      1,242        15,207       132,900       145,542           --          294,891
                                              ---------     ---------     ---------     ---------     --------        ---------
         Operating (loss) income ...........     (1,242)      (13,431)       49,147        40,266           --           74,740
 Interest expense ..........................    (14,522)       (1,581)      (23,854)      (13,523)          --          (53,480)
 Equity in earnings of subsidiaries ........     25,253        12,614            --            --      (37,867)              --
 Minority interest and other income
      (expense) ............................         --        15,064        (7,490)       (6,555)          --            1,019
                                              ---------     ---------     ---------     ---------     --------        ---------
       Income from continuing
           operations before income taxes ..      9,489        12,666        17,803        20,188      (37,867)          22,279
 Provision for income taxes ................     (3,099)       (4,371)        5,114         7,361           --            5,005
                                              ---------     ---------     ---------     ---------     --------        ---------
       Income before extraordinary item ....     12,588        17,037        12,689        12,827      (37,867)          17,274
 Extraordinary loss from early
    extinguishment of debt (net of tax) ....       (238)           --            --            --           --             (236)
                                              ---------     ---------     ---------     ---------     --------        ---------
         Net income ........................  $  12,352     $  17,037     $  12,689     $  12,827     $(37,867)       $  17,038
                                              =========     =========     =========     =========     ========        =========



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.

Consolidating Statement of Cash Flow
For the year ended December 31, 2001
(in thousands)

                                                                                                Non
                                                                    Company     Guarantor    Guarantor
                                                        Issuer     (Parent)    Subsidiaries Subsidiaries Eliminations  Consolidated
                                                      ---------     --------   ------------ ------------ ------------ -------------
Cash flows from operating activities:
  Net income .....................................    $  12,352     $ 17,037     $ 12,689     $ 12,827     $(37,867)    $  17,038
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..............        4,584          891       13,853       12,682           --        32,011
      Write-off of deferred loan costs ...........          378           --           --           --           --           378
      Minority interest in income of subsidiary ..           --           --           --        1,350           --         1,350
      Equity in earnings of subsidiaries .........      (25,253)     (12,614)          --           --       37,867            --
      Gain on sale or disposal of properties .....           --           --       (6,428)          (6)          --        (6,434)
      Deferred income taxes ......................       (3,244)      (4,371)       3,904        6,637           --         2,926
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable ......................           11        1,038        3,450          799           --         5,298
        Other current assets .....................           12         (515)       5,049        4,041           --         8,587
        Accounts payable .........................          (74)       1,294        4,356       (4,404)          --         1,172
        Accrued expenses .........................       (2,249)         218      (11,397)         942           --       (12,485)
        Other liabilities ........................           --            2        1,194          424           --         1,620
        Deposits and other .......................           92          338        2,625          454           --         3,509
                                                      ---------     --------     --------     --------     --------     ---------
          Net cash provided by (used in) operating
            activities ...........................      (13,390)       3,318       29,297       35,745           --        54,970
                                                      ---------     --------     --------     --------     --------     ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment ......           (7)        (421)     (30,674)     (30,573)          --       (61,675)
  Proceeds from sale of properties ...............           --           --       13,592        4,910           --        18,502
  Change in restricted cash in escrow ............           --         (245)       1,291           --           --         1,046
  Deferred acquisition costs and other ...........           --       (2,319)          42       (2,300)          --        (4,577)
                                                      ---------     --------     --------     --------     --------     ---------
          Net cash used in investing activities ..           (7)      (2,985)     (15,749)     (27,962)          --       (46,703)
                                                      ---------     --------     --------     --------     --------     ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt .......       84,800           --          649          141           --        85,590
  Principal payments on long-term debt ...........     (136,762)          --       (5,326)          --           --      (142,088)
  Disbursements/receipts on intercompany debt ....       65,360      (58,142)     (11,357)       4,139           --            --
  Sale of Common Stock ...........................           --       89,736           --           --           --        89,736
  Proceeds from exercise of stock options
    and warrants .................................           --        8,343           --           --           --         8,343
  Preferred stock dividends paid .................           --         (241)          --           --           --          (241)
  Purchase of treasury stock .....................           --       (1,987)          --           --           --        (1,987)
  Deferred financing costs paid ..................           --           --           --           --           --            --
                                                      ---------     --------     --------     --------     --------     ---------
          Net cash provided by (used in)
            financing activities .................       13,398       37,709      (16,034)       4,280           --        39,353
                                                      ---------     --------     --------     --------     --------     ---------

Net (decrease) increase in cash ..................           --       38,042       (2,487)      12,063           --        47,619
Effect of exchange rates on cash .................           --           --           --        (948)           --          (948)
Cash, beginning of period ........................           --            7        2,944       10,139           --        13,090
                                                      ---------     --------     --------     --------     --------     ---------
Cash, end of period ..............................    $      --     $ 38,049     $    457     $ 21,254     $     --     $  59,761
                                                      =========     ========     ========     ========     ========     =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2000
(in thousands)


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
                                                   =========     =========     =========     =========     =========     =========





                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2000
(in thousands)


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
                                                 =========     =========     =========     =========     =========     =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flow
For the Year Ended December 31, 2000
(in thousands)


                                                                                                Non
                                                                  Company     Guarantor      Guarantor
                                                    Issuer        (Parent)   Subsidiaries   Subsidiaries Eliminations  Consolidated
                                                   ---------     ---------   ------------   ------------ ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                $  17,000     $  11,661     $  40,052     $  24,140    $  (81,192)     $ 11,661
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    4,594         1,236        15,751        12,985            --        34,566
      Write-off of deferred loan costs                 1,615         1,353           735         1,154            --         4,857
      Interest paid in kind                               --            --         5,806            --            --         5,806
      Minority interest in income of
        subsidiary                                        --            --            --           995            --           995
      Equity interest in earnings of affiliate       (55,891)      (25,301)           --          (554)       81,192          (554)
      (Gain) loss on sale or disposal of
        properties                                      (762)           --       (31,857)        3,065            --       (29,554)
      Cumulative effect of accounting change              --         2,252            --            --            --         2,252
      Deferred income taxes                          (13,984)       (4,431)       20,549        (4,931)           --        (2,797)
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                             (356)          745        (2,676)        5,941            --         3,654
        Other current assets                             (23)         (388)       (1,802)        4,668            --         2,455
        Accounts payable                                  74          (240)       (2,977)        5,382            --         2,239
        Accrued expenses                               9,889           295        (2,562)       (1,863)           --         5,759
        Other liabilities                                 --            --         4,671          (600)           --         4,071
        Deposits and other                               263        (1,552)         (392)          704            --          (977)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash provided by operating
            activities                               (37,581)      (14,370)       45,297        51,088            --        44,433
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (52)          (26)      (24,034)      (38,387)           --       (62,499)
  Proceeds from sale of properties                        --            --        80,976        15,678            --        96,654
  Acquisitions, net of cash acquired                      --            --      (148,922)           --            --      (148,922)
  Change in cash in escrow                                --            --        (2,507)       (2,032)           --        (4,539)
  Deferred acquisition costs and other                    --        (2,711)           --            --            --        (2,711)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash used in investing activities          (52)       (2,737)      (94,486)      (24,742)           --      (122,017)
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt           539,150           986         6,040         3,059            --       549,235
  Principal payments on long-term debt               (97,186)      (11,699)     (156,010)     (183,212)           --      (448,107)
  Disbursements/receipts on intercompany debt       (385,991)       29,805       201,256       154,930            --            --
  Proceeds from exercise of stock options                 --           234            --            --            --           234
  Preferred stock dividends paid                          --          (289)           --            --            --          (289)
  Purchase of treasury stock                              --        (1,992)           --            --            --        (1,992)
  Deferred financing costs paid                      (18,340)          (23)         (617)           --            --       (18,980)
                                                   ---------     ---------     ---------     ----------    ---------     ---------
          Net cash provided by financing
            activities                                37,633        17,022        50,669       (25,223)           --        80,101
                                                   ---------     ---------     ---------     ----------    ---------     ---------

Net (decrease) increase in cash                           --           (85)        1,480         1,123            --         2,517
Effect of exchange rates on cash                          --            --            --        (1,025)           --        (1,025)
Cash, beginning of period                                 --            92         1,464        10,042            --        11,598
                                                   ---------     ---------     ---------     ----------    ---------     ---------
Cash, end of period                                $      --     $       7     $   2,943     $  10,140     $      --     $  13,090
                                                   =========     =========     =========     ==========    =========     =========



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 1999
(in thousands)


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
                                                  =========       =========       =========       =========       =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, CONTINUED

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999
(In thousands)



                                                                                          Non
                                                           Company       Guarantor      Guarantor
                                                          (Parent)     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                         ---------     ------------    ------------    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                      $   9,921       $   2,166       $  11,768       $  (13,934)     $   9,921
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            855           2,494          10,785               --         14,134
      Minority interest in income of subsidiary                 --              --           1,551           13,934          1,551
      Equity interest in earnings of affiliate             (13,934)             --            (230)              --           (230)
      Gain on insurance settlement                              --              --          (4,069)              --         (4,069)
      Loss (gain) on sale or disposal of properties             56             407            (345)              --            118
      Deferred income taxes                                  1,918          (9,181)         10,665               --          3,402
      Changes in operating assets and liabilities,
        net of acquisitions and dispositions:
        Accounts receivable                                    802           5,533          (8,581)              --         (2,246)
        Other current assets                                   175           1,003          (5,280)              --         (4,102)
        Accounts payable                                      (359)         (3,965)          7,568               --          3,244
        Accrued expenses                                      (203)         (1,963)          5,492               --          3,326
        Other liabilities                                       --              --          (2,294)              --         (2,294)
        Deposits and other                                    (245)              4          (1,014)              --         (1,255)
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash provided by operating activities         (1,014)         (3,502)         26,016               --         21,500
                                                         ---------       ---------       ---------       ----------      ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                   (457)        (13,458)        (37,476)              --        (51,391)
  Proceeds from sale of properties                              --             166             998               --          1,163
  Acquisitions, net of cash acquired                            --            (257)         (8,196)              --         (8,453)
  Cash held in discontinued operations                          --              --            (656)              --           (656)
  Deferred acquisition costs and other                         639              --              --               --            639
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash used in investing activities                182         (13,549)        (45,330)              --        (58,698)
                                                         ---------       ---------       ---------       ----------      ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 146,405           8,630              --               --        182,085
  Principal payments on long-term debt                    (126,473)        (18,445)         (5,265)              --       (150,183)
  Disbursements/receipts on intercompany debt              (35,636)         32,287          30,399               --             --
  Sale of convertible preferred stock                        4,095              --              --               --          4,095
  Sale of common stock                                      11,868              --              --               --         11,868
  Proceeds from exercise of stock options                      581              --              --               --            581
  Preferred stock dividends paid                              (843)             --              --               --           (843)
  Purchase of treasury stock                                (1,224)             --              --               --         (1,224)
  Deferred loan costs paid                                  (2,603)           (152)             --               --         (2,755)
                                                         ---------       ---------       ---------       ----------      ---------
          Net cash provided by financing activities         (3,830)         22,320          25,134               --         43,624
                                                         ---------       ---------       ---------       ----------      ---------

Effect of exchange rates on cash                                --              --              87               --             87
                                                         ---------       ---------       ---------       ----------      ---------
Net increase (decrease) in cash                             (4,662)          5,269           5,907               --          6,513
Cash, beginning of period                                    4,754             230             101               --          5,085
                                                         ---------       ---------       ---------       ----------      ---------
Cash, end of period                                      $      92       $   5,499       $   6,008       $       --      $  11,598
                                                         =========       =========       =========       ==========      =========


