Form 10-Q
period 2002-03-31
RAILAMERICA INC /DE
filed 2002-05-10
CIK 887637

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                           Commission File No. 0-20618

                           --------------------------

                                RAILAMERICA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             65-0328006
(State or Other Jurisdiction                                 (IRS Employer
     of Incorporation)                                   Identification Number)

             5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487
               (Address of principal executive offices) (zip code)

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

       Common Stock, par value $.001 - 32,156,394 shares as of May 8, 2002

================================================================================

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002


                                                                                                           Page
                                                                                                           ----

Part I.  Financial Information ......................................................................        3

         Item 1.      Financial Statements...........................................................        3

         Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................       17

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................       21

Part II. Other Information...........................................................................       22

         Item 6.      Exhibits and Reports on Form 8-K...............................................       22



                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2002 and December 31, 2001
                        (In thousands, except share data)


                                                                                    (Unaudited)
                                                                                      March 31,           December 31,
                                                                                        2002                 2001
                                                                                     -----------           -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................          $    24,038           $    59,761
   Restricted cash in escrow ..............................................                1,371                 2,418
   Accounts and notes receivable ..........................................               68,636                54,278
   Other current assets ...................................................               17,397                14,204
                                                                                     -----------           -----------
        Total current assets ..............................................              111,442               130,661
Property, plant and equipment, net ........................................              924,659               738,775
Other assets ..............................................................               21,111                21,732
                                                                                     -----------           -----------
        Total assets ......................................................          $ 1,057,212           $   891,168
                                                                                     ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ...................................          $    26,486           $    24,484
   Accounts payable .......................................................               40,326                36,035
   Accrued expenses .......................................................               35,926                39,889
                                                                                     -----------           -----------
        Total current liabilities .........................................              102,738               100,408
Long-term debt, less current maturities ...................................              338,864               277,203
Subordinated debt .........................................................              145,317               144,988
Deferred income taxes .....................................................              143,347                96,822
Minority interest and other liabilities ...................................               50,075                50,788
                                                                                     -----------           -----------
        Total liabilities .................................................              780,341               670,209
                                                                                     -----------           -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value, 60,000,000 shares authorized; 32,158,894 shares and 28,842,090 shares issued and outstanding at March 31, 2002
      and December 31, 2001, respectively .................................                   32                    29
   Additional paid-in capital .............................................              263,591               224,248
   Retained earnings ......................................................               51,045                45,902
   Accumulated other comprehensive loss ...................................              (37,797)              (49,220)
                                                                                     -----------           -----------
        Total stockholders' equity ........................................              276,871               220,959
                                                                                     -----------           -----------

        Total liabilities and stockholders' equity ........................          $ 1,057,212           $   891,168
                                                                                     ===========           ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2002 and 2001
                    (in thousands, except earnings per share)
                                   (unaudited)


                                                                                            2002                2001
                                                                                          ---------           ---------
Operating revenue ..............................................................          $ 111,152           $  91,955
                                                                                          ---------           ---------
Operating expenses:
   Transportation ..............................................................             63,812              51,014
   Selling, general and administrative .........................................             22,626              16,935
   Net gain on sale of assets ..................................................             (4,647)               (667)
   Depreciation and amortization ...............................................              8,691               6,730
                                                                                          ---------           ---------
        Total operating expenses ...............................................             90,482              74,012
                                                                                          ---------           ---------
        Operating income .......................................................             20,670              17,943
Interest expense, including amortization costs of $1,143 and $1,096 respectively            (12,864)            (14,447)

Minority interest and other (expense) income ...................................                (68)                105
                                                                                          ---------           ---------
        Income from continuing operations before income taxes ..................              7,738               3,601
Provision for income taxes .....................................................              2,399                 813
                                                                                          ---------           ---------
      Income from continuing operations ........................................              5,339               2,788
Loss from sale of discontinued segment (net of tax) ............................                196                  --
                                                                                          ---------           ---------
        Net income .............................................................          $   5,143           $   2,788
                                                                                          =========           =========

Net income available to common stockholders ....................................          $   5,143           $   2,629
                                                                                          =========           =========
Basic earnings per common share:

   Continuing operations .......................................................          $    0.17           $    0.15
   Discontinued operations .....................................................              (0.01)                 --
                                                                                          ---------           ---------
        Net income .............................................................          $    0.16           $    0.15
                                                                                          =========           =========

Diluted earnings per common share:

   Continuing operations .......................................................          $    0.16           $    0.14
   Discontinued operations .....................................................              (0.01)                 --
                                                                                          ---------           ---------
        Net income .............................................................          $    0.15           $    0.14
                                                                                          =========           =========

Weighted average common shares outstanding:

   Basic .......................................................................             32,004              18,642
                                                                                          =========           =========
   Diluted .....................................................................             35,209              21,446
                                                                                          =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                                 2002              2001
                                                                                               --------           --------
Cash flows from operating activities:
   Net income .......................................................................          $  5,143           $  2,788
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................................             9,834              7,980
   Write-off of deferred acquisition costs ..........................................             2,381                 --
   Gain on sale or disposal of properties ...........................................            (4,647)              (667)
Deferred income taxes ...............................................................             1,954             (7,483)
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable ...........................................................            (1,181)                85
      Other current assets ..........................................................             1,129               (382)
      Accounts payable ..............................................................            (6,017)             2,705
      Accrued expenses ..............................................................            (6,510)               614
      Deposits and other ............................................................               (73)               762
                                                                                               --------           --------
        Net cash provided by operating activities ...................................             2,013              6,402
                                                                                               --------           --------

Cash flows from investing activities:
   Purchase of property, plant and equipment ........................................           (10,939)           (10,444)
   Proceeds from sale of properties and investments .................................             5,803                152
   Acquisitions, net of cash acquired ...............................................           (88,548)                --
   Change in restricted cash in escrow ..............................................                --              1,534
   Deferred acquisition costs and other .............................................            (4,529)              (129)
                                                                                               --------           --------
        Net cash used in investing activities .......................................           (98,213)            (8,887)
                                                                                               --------           --------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt .........................................            73,577             34,321
   Principal payments on long-term debt .............................................           (10,640)           (36,836)
   Proceeds from exercise of stock options and warrants .............................               325                370
   Purchase of treasury stock .......................................................            (1,961)              (345)
   Deferred financing costs paid ....................................................            (1,404)                --
                                                                                               --------           --------
        Net cash provided by (used in) financing activities .........................            59,897             (2,490)
                                                                                               --------           --------

Net decrease in cash ................................................................           (36,303)            (4,975)
Effect of exchange rates on cash ....................................................               580             (1,021)
Cash, beginning of period ...........................................................            59,761             13,090
                                                                                               --------           --------
Cash, end of period .................................................................          $ 24,038           $  7,094
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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 2001 annual report on Form 10-K.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of these pronouncements did not have a material impact on the Company's financial statements.

3.       EARNINGS PER SHARE

         For the three months ended March 31, 2002 and 2001, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations for the three months ended March 31, 2001 is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

         For the three months ended March 31, 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 1.6 million options and warrants were excluded from the diluted earnings per share calculation as their impact was anti-dilutive.

         For the three months ended March 31, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 3.3 million options and warrants were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. Additionally, assumed conversion of the convertible preferred stock is anti-dilutive and is not included in the calculation for the three months ended March 31, 2001.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       EARNINGS PER SHARE, continued


         The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):


                                                                  2002            2001
                                                               --------          --------
Income from continuing operations ...................          $  5,339          $  2,788
Preferred stock dividends and accretion .............                --              (159)
                                                               --------          --------
Income from continuing operations available to common
   stockholders (basic) .............................             5,339             2,629
Interest on convertible debt ........................               253               279
                                                               --------          --------
Income from continuing operations available to common
   stockholders (diluted) ...........................          $  5,592          $  2,908
                                                               ========          ========

                                                                 2002              2001
                                                               --------          --------

Weighted average shares outstanding (basic) .........            32,004            18,642
Options and warrants ................................             1,025               591
Convertible debentures ..............................             2,180             2,213
                                                               --------          --------
Weighted average shares outstanding (diluted) .......            35,209            21,446
                                                               ========          ========


4.       ACQUISITIONS

         On January 4, 2002, the Company acquired StatesRail ("StatesRail"), a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company's common stock valued at $23 million.

         On January 8, 2002, the Company acquired ParkSierra Corp. ("ParkSierra"), a privately owned group of railroads headquartered in Napa, CA, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company's common stock valued at $25 million.

         The cash components of the StatesRail and ParkSierra acquisitions were financed through available cash and the issuance of $50 million of Series C Term Debt (See Note 6).

         The results of operations of StatesRail and ParkSierra have been included in the Company's consolidated financial statements since the dates of their respective acquisitions.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       ACQUISITIONS, continued

         The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisitions of StatesRail and ParkSierra had occurred at the beginning of 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands, except per share data).

                                                            For the Three
                                                             Months Ended
                                                               March 31,
                                                                 2001
                                                            -------------
Operating revenue ...................................          $110,843
Income from continuing operations ...................          $  3,712
Net income ..........................................          $  3,712

Income from continuing operations per share - diluted          $   0.12
Net income per share - diluted ......................          $   0.12



         In January 2002, the Company submitted a bid for the acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. Subsequently, the Company was notified that another entity was awarded the bid. Accordingly, the Company recorded a charge in selling, general and administrative expense during the three months ended March 31, 2002 of $2.4 million for the direct costs incurred in preparing, submitting and financing the bid. These costs represent amounts already paid and estimates of remaining costs. Any changes in these estimates will be reflected in the period of change.

5.       DISPOSITIONS

         In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, resulting in a gain of $4.5 million.

         In December 2000, the Company sold its trailer manufacturing operations, which was previously classified as a discontinued operation. For the three months ended March 31, 2002, an after-tax charge of $0.2 million to discontinued operations was recorded in conjunction with the settlement of certain amounts to the buyer of the trailer manufacturing business.

6.       DEBT

         In January 2002, in connection with the acquisitions of ParkSierra and StatesRail, the Company borrowed $50 million under a Term C loan addition to the Company's senior credit facility. The $50 million Term C loan has terms and conditions consistent with the Company's existing Term B loans.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.       COMMON STOCK REPURCHASES

         The Company repurchases its common stock under its share repurchase program. Such repurchases are limited to $2 million per year pursuant to its borrowing arrangements. For the three months ended March 31, 2002 the Company purchased 181,000 shares at a total cost of $1.96 million.

8.       COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. The following table reconciles net income to comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001.


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     --------------------------
                                                                                        2002             2001
                                                                                     --------          --------
Net income ................................................................          $  5,143          $  2,788
Other comprehensive income (loss):

   Cumulative effect of accounting change, net of taxes ...................                --            (4,388)
   Unrealized gain (loss) on derivatives designated as hedges, net of taxes             1,174            (1,960)

   Change in accumulated translation adjustments ..........................            10,249           (23,883)
                                                                                     --------          --------
      Total comprehensive income (loss) ...................................          $ 16,566          $(27,443)
                                                                                     ========          ========


         The Company recorded a charge of $4.4 million to comprehensive income in 2001 for the cumulative effect of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."


9.       COMMITMENTS AND CONTINGENCIES

         In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage of approximately $13.0 million to cover these claims. The Company's insurer has reserved $9.8 million for these matters. A loss, if any, in excess of our insurance policy coverage may adversely affect the Company's cash flow and financial condition.

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

         Business segment information for the three months ended March 31, 2002 and 2001 follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2002:


                                                         North American       International      Corporate and
                                      Consolidated          Railroads           Railroads            Other
                                      ------------       --------------       -------------      -------------
Revenue .....................          $  111,152          $   81,951          $   29,124          $       77
Depreciation and amortization          $    8,691          $    5,514          $    2,974          $      203
Operating income (loss) .....          $   20,670          $   17,202          $    6,103          $   (2,635)
Total assets ................          $1,057,212          $  839,075          $  179,132          $   39,005


THREE MONTHS ENDED MARCH 31, 2001:


                                                         North American       International      Corporate and
                                      Consolidated          Railroads           Railroads            Other
                                      ------------       --------------       -------------      -------------
Revenue .....................          $   91,955          $   61,818          $   29,997          $      140
Depreciation and amortization          $    6,730          $    4,131          $    2,217          $      382
Operating income (loss) .....          $   17,943          $   14,122          $    7,047          $   (3,226)
Total assets ................          $  814,561          $  656,269          $  120,524          $   37,768

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION

         In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc. All amounts in the following tables are in thousands.


                                RAILAMERICA, INC.
                           CONSOLIDATING BALANCE SHEET
                                 March 31, 2002


                                                                                              Non
                                                                  Company     Guarantor    Guarantor
                                                   Issuer        (Parent)    Subsidiaries Subsidiaries   Eliminations  Consolidated
                                                   ------        --------    -------------------------   ------------  ------------
ASSETS
Current  Assets:
  Cash ........................................   $      --     $   1,406     $   3,134     $  19,498     $      --     $   24,038
  Cash held in escrow..........................          --           245         1,126            --            --          1,371
  Accounts and notes receivable................          --         2,299        38,687        27,650            --         68,636
  Other current assets.........................         145           988         9,496         6,768            --         17,397
                                                  ---------     ---------     ---------     ---------     ---------     ----------
         Total current assets..................         145         4,938        52,443        53,916            --        111,442
                                                  ---------     ---------     ---------     ---------     ---------     ----------
  Property, plant and equipment, net...........          46           941       615,626       308,046            --        924,659
  Other assets.................................      13,577         3,674         2,416         1,444            --         21,111
  Investment in and advances to affiliate......     385,074       311,433      (126,633)     (107,399)     (462,475)            --
                                                  ---------     ---------     ---------     ---------     ---------     ----------
         Total assets..........................   $ 398,842     $ 320,986     $ 543,852     $ 256,007     $(462,475)    $1,057,212
                                                  =========     =========     =========     =========     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.........   $  18,180     $      --     $   2,703     $   7,302     $  (1,699)    $   26,486
  Accounts payable.............................          --           482        26,235        13,609            --         40,326
  Accrued expenses.............................       3,754           947        20,600        10,625            --         35,926
                                                  ---------     ---------     ---------     ---------     ---------     ----------
         Total current liabilities.............      21,934         1,429        49,538        31,536        (1,699)       102,738
                                                  ---------     ---------     ---------     ---------     ---------     ----------
Long-term debt, less current maturities........     310,765            --         9,267        18,832            --        338,864
Subordinated debt..............................     119,263        20,786            --         5,268            --        145,317
Deferred income taxes..........................     (29,299)      (15,898)      157,449        31,095            --        143,347
Minority interest and other liabilities........      13,261             2        20,037        22,190        (5,415)        50,075
Stockholders' equity
  Common stock.................................          --            32         5,553        62,047       (67,600)            32
  Additional paid-in capital...................          --       263,591       268,069        47,979      (316,048)       263,591
  Retained earnings............................     (28,810)       51,045        43,128        57,395       (71,713)        51,045
  Accumulated other comprehensive income.......      (8,272)           (1)       (9,189)      (20,335)           --        (37,797)
                                                  ---------     ---------     ---------     ---------     ---------     ----------
         Total stockholders' equity............     (37,082)      314,667       307,561       147,086      (455,361)       276,871
                                                  ---------     ---------     ---------     ---------     ---------     ----------
    Total liabilities and stockholder's equity.   $ 398,842     $ 320,986     $ 543,852     $ 256,007     $(462,475)    $1,057,212
                                                  =========     =========     =========     =========     =========     ==========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION, continued




                                RAILAMERICA, INC.
                        CONSOLIDATING STATEMENT OF INCOME
                    For the three months Ended March 31, 2002


                                                                                              Non
                                                                  Company     Guarantor    Guarantor
                                                   Issuer        (Parent)    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   ------        --------    -------------------------  ------------  ------------
Operating revenue ............................    $      --     $  (1,116)    $  67,188     $  43,964     $   1,116     $ 111,152
                                                  ---------     ---------     ---------     ---------     ---------     ---------

Operating expenses:
   Transportation ............................           --            --        36,735        27,077            --        63,812
   Selling, general and administrative .......            6         6,948        12,295         2,261         1,116        22,626
   Gain on sale and impairment of assets (net)           --            --        (4,604)          (43)           --        (4,647)
   Depreciation and amortization .............           87            41         4,625         3,938            --         8,691
                                                  ---------     ---------     ---------     ---------     ---------     ---------
      Total operating expenses ...............           93         6,989        49,051        33,233         1,116        90,482
                                                  ---------     ---------     ---------     ---------     ---------     ---------
      Operating (loss) income ................          (93)       (8,105)       18,137        10,731            --        20,670
Interest expense .............................       (2,542)         (501)       (6,897)       (2,924)           --       (12,864)
Equity in earnings of subsidiaries ...........       12,154        10,560            --            --       (22,714)           --
Minority interest and other income (expense) .           --         2,218        (1,107)       (1,179)           --           (68)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) from continuing
          operations before income taxes .....        9,519         4,172        10,133         6,628       (22,714)        7,738
Provision for income taxes ...................       (1,041)         (971)        2,409         2,002            --         2,399
                                                  ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) from continuing operations       10,560         5,143)        7,724         4,626       (22,714)        5,339
Loss from operations of
    discontinued segment (net of tax) ........           --            --           196            --            --           196
                                                  ---------     ---------     ---------     ---------     ---------     ---------
      Net income (loss) ......................    $  10,560     $   5,143     $   7,528     $   4,626     $ (22,714)    $   5,143
                                                  =========     =========     =========     =========     =========     =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

                                RAILAMERICA, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the three months Ended March 31, 2002


                                                                                            Non
                                                                 Company     Guarantor    Guarantor
                                                  Issuer        (Parent)    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ------        --------    -------------------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss) ........................     $ 10,560      $  5,143      $  7,528      $  4,626      $(22,714)     $  5,143
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization .........        1,033           230         4,644         3,927            --         9,834
      Write-off of deferred acquisition costs           --         2,381            --            --            --         2,381
      Equity in earnings of subsidiaries ....      (12,154)      (10,560)           --            --        22,714            --
      Gain on sale or disposal of properties            --            --        (4,601)          (46)           --        (4,647)
      Deferred income taxes .................       (1,041)         (971)        2,485         1,481            --         1,954
      Changes in operating assets and
          liabilities, net of acquisitions
          and dispositions:
          Accounts receivable ...............           --        (1,388)        3,173        (2,966)           --        (1,181)
          Other current assets ..............         (134)          356           523           384            --         1,129
          Accounts payable ..................           --        (1,348)       (1,312)       (3,357)           --        (6,017)
          Accrued expenses ..................       (3,884)         (920)        1,025        (2,731)           --        (6,510)
          Deposits and other ................           --            10          (759)          676            --           (73)
                                                  --------      --------      --------      --------      --------      --------
          Net cash (used in) provided by
           operating activities .............       (5,620)       (7,067)       12,706         1,994            --         2,013
                                                  --------      --------      --------      --------      --------      --------

Cash flows from investing activities:

   Purchase of property, plant and equipment            --           (53)       (7,058)       (3,828)           --       (10,939)
   Proceeds from sale of properties .........           --            --         5,657           146            --         5,803
   Acquisitions, net of cash acquired .......           --            --       (88,548)           --            --       (88,548)
   Deferred acquisition costs and other .....           --        (2,083)           --        (2,446)           --        (4,529)
                                                  --------      --------      --------      --------      --------      --------
        Net cash used in investing activities           --        (2,136)      (89,949)       (6,128)           --       (98,213)

Cash flows from financing activities:

   Proceeds from issuance of long-term debt .       71,500            --           206         1,871            --        73,577
   Principal payments on long-term debt .....      (10,307)           --          (333)           --            --       (10,640)
   Disbursements/receipts on intercompany
      debt ..................................      (54,169)      (25,804)       80,214          (241)           --            --
   Proceeds from exercise of stock options ..           --           325            --            --            --           325
   Purchase of treasury stock ...............           --        (1,961)           --            --            --        (1,961)
   Deferred financing costs paid ............       (1,404)           --            --            --            --        (1,404)
                                                  --------      --------      --------      --------      --------      --------
        Net cash provided by (used in)
            financing activities ............        5,620       (27,440)       80,087         1,630            --        59,897
                                                  --------      --------      --------      --------      --------      --------
Net (decrease) increase in cash .............           --       (36,643)        2,844        (2,504)           --       (36,303)
Effect of exchange rates on cash ............           --            --            --           580            --           580
Cash, beginning of period ...................           --        38,049           290        21,422            --        59,761
                                                  --------      --------      --------      --------      --------      --------

Cash, end of period .........................     $     --      $  1,406      $  3,134      $ 19,498      $     --      $ 24,038
                                                  ========      ========      ========      ========      ========      ========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

                                RAILAMERICA, INC.
                           CONSOLIDATING BALANCE SHEET
                               December 31, 2001


                                                                                         Non
                                                         Company       Guarantor      Guarantor
                                           Issuer        (Parent)     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                           ------        --------     ------------   ------------  ------------   ------------
ASSETS
Current Assets:
  Cash .............................     $      --      $  38,049      $     457      $  21,254      $      --      $  59,761
  Cash held in escrow ..............            --            245          2,000            173             --          2,418
  Accounts and notes receivable ....            --            911         29,353         24,014             --         54,278
  Other current assets .............            11          1,344          5,801          7,048             --         14,204
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total current assets .......            11         40,550         37,611         52,489             --        130,661
                                         ---------      ---------      ---------      ---------      ---------      ---------
Property, plant and equipment, net .            48            929        434,137        303,662             --        738,775
Other assets .......................        12,884          3,518         (5,180)        10,510             --         21,732
Investment in and advances to
  affiliates .......................       344,002        200,103          6,231       (113,810)      (436,526)            --
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total assets ...............     $ 356,945      $ 245,099      $ 472,799      $ 252,850      $(436,526)     $ 891,168
                                         =========      =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
    debt ...........................     $  16,635      $      --      $   2,695      $   6,853      $  (1,699)     $  24,484
  Accounts payable .................            --          1,831         15,667         18,536             --         36,035
  Accrued expenses .................         7,638          1,356         18,635         12,260             --         39,889
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total current liabilities ..        24,273          3,187         36,997         37,649         (1,699)       100,408
                                         ---------      ---------      ---------      ---------      ---------      ---------
Long-term debt, less current
  maturities .......................       251,117             --          8,842         17,244             --        277,203
Subordinated debt ..................       118,942         20,679             --          5,367             --        144,988
Deferred income taxes ..............       (28,978)       (12,607)       108,991         29,417             --         96,822
Minority interest and other
  liabilities ......................        15,155              2         20,317         20,729         (5,415)        50,788

Stockholders' equity:
  Common stock .....................            --             29          5,565         62,035        (67,600)            29
  Additional paid-in capital .......            --        224,248        278,322         45,623       (323,945)       224,248
  Retained earnings ................       (14,118)         9,561         37,499         50,826        (37,867)        45,902
  Accumulated other
   comprehensive income.............        (9,446)            --        (23,734)       (16,040)            --        (49,220)
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity .       (23,564)       233,839        297,652        142,444       (429,412)       220,959
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total liabilities and
          stockholders' equity .....     $ 356,945      $ 245,099      $ 472,799      $ 252,850      $(436,526)     $ 891,168
                                         =========      =========      =========      =========      =========      =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION, continued



                                RAILAMERICA, INC.
                        CONSOLIDATING STATEMENT OF INCOME
                    For the three months Ended March 31, 2001


                                                                                         Non
                                                         Company       Guarantor      Guarantor
                                           Issuer        (Parent)     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                           ------        --------     ------------   ------------  ------------   ------------
Operating revenue....................    $     --       $     120      $  45,273      $  46,563      $      --      $  91,955
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating expenses:
   Transportation....................           --             --         22,088         28,926             --         51,014
   Selling, general and
     administrative..................           42          3,580          9,427          3,886             --         16,935
   Gain on sale and impairment of
     assets (net)....................           --             --           (699)            32             --           (667)
   Depreciation and amortization.....          257             30          3,293          3,149             --          6,730
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Total operating expenses.......          300          3,610         34,110         35,993             --         74,012
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Operating (loss) income........         (300)        (3,490)        11,163         10,570             --         17,943
Interest expense.....................       (2,025)          (507)        (9,473)        (2,442)            --        (14,447)
Non-railroad operations..............           --             --             --           (133)            --           (133)
Equity in earnings of subsidiaries...        6,613          5,171             --             --        (11,784)            --
Minority interest and other income
 (expense) ..........................           --             --          1,309         (1,071)            --            238
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Income from continuing
        operations before income
        taxes.......................         4,288          1,174          2,999          6,924        (11,784)         3,601
Provision for income taxes..........          (883)        (1,614)         1,204          2,106             --            813
                                         ---------      ---------      ---------      ---------      ---------      ---------
      Net income....................     $   5,171      $   2,788      $   1,795      $   4,818      $ (11,784)     $   2,788
                                         =========      =========      =========      =========      =========      =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.      GUARANTOR FINANCIAL STATEMENT INFORMATION, continued


                                RAILAMERICA, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the three months Ended March 31, 2001


                                                                                         Non
                                                         Company       Guarantor      Guarantor
                                           Issuer        (Parent)     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                           ------        --------     ------------   ------------  ------------   ------------
Cash flows from operating activities:
   Net income (loss) ................    $   5,171      $   2,788      $   1,795      $   4,818      $ (11,784)     $   2,788
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization .        1,157            223          3,356          3,244             --          7,980
      Write-off of deferred loan
       costs ........................           --             17            (17)            --             --             --
      Equity in earnings of
       subsidiaries .................       (6,613)        (5,171)            --             --         11,784             --
      Gain on sale or disposal of
       properties ...................           --             --           (667)            --             --           (667)
      Deferred income taxes .........         (885)        (1,615)        (2,217)        (2,766)            --         (7,483)
      Changes in operating assets
       and liabilities, net of
       acquisitions and dispositions:
        Accounts receivable .........           11              2          6,850         (6,778)            --             85
        Other current assets ........          (99)        (1,194)          (159)         1,070             --           (382)
        Accounts payable ............          (74)           405          2,995           (621)            --          2,705
        Accrued expenses ............       (5,101)           240            246          5,229             --            614
        Deposits and other ..........           --             11            401            350             --            (33)
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Net cash (used in) provided
         by operating activities ....       (6,433)        (4,294)        12,583          4,546             --          6,402
                                         ---------      ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Purchase of property, plant
    and equipment ...................           --             (9)        (4,331)        (6,104)            --        (10,444)
   Proceeds from sale of properties .           --             --            152             --             --            152
   Change in cash in escrow .........           --             --            450          1,084             --          1,534
   Deferred acquisition costs and
    other ...........................           --           (129)            --             --             --           (129)
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Net cash used in investing
         activities .................           --           (138)        (3,729)        (5,020)            --         (8,887)
                                         ---------      ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of
    long-term debt ..................       34,000             --             27            294             --         34,321
   Principal payments on
    long-term debt ..................      (36,490)            --           (313)           (33)            --        (36,836)
   Disbursements/receipts on
    intercompany debt ...............        8,923          4,405        (11,277)        (2,051)            --             --
   Proceeds from exercise of
    stock options ...................           --            370             --             --             --            370
   Purchase of treasury stock .......           --           (345)            --             --             --           (345)
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Net cash provided by
         (used in) financing
         activities .................        6,433          4,430        (11,563)        (1,790)            --         (2,490)
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net decrease in cash ................           --             (2)        (2,709)        (2,264)            --         (4,975)
Effect of exchange rates on cash ....           --             --             --         (1,021)            --         (1,021)
Cash, beginning of period ...........           --              7          2,942         10,141             --         13,090
                                         ---------      ---------      ---------      ---------      ---------      ---------
Cash, end of period .................    $      --      $       5      $     233      $   6,856      $      --      $   7,094
                                         =========      =========      =========      =========      =========      =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the world's largest short line and regional freight railroad operator. It owns 49 railroads operating approximately 12,900 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, the Company operates 47 railroads in 27 states and six Canadian provinces.

         In January 2002, the Company acquired StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company's common stock valued at $23 million.

         In January 2002, the Company also acquired ParkSierra Corp. ("ParkSierra"), a privately owned group of railroads headquartered in Napa, CA, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company's common stock valued at $25 million.

         The Company's operating revenues increased 21% to $111.2 million in 2002 from $92.0 million in 2001. Operating income increased 16% to $20.7 in 2002 from $17.9 million in 2001. Net income increased 84% to $5.1 million in 2002 from $2.8 million in 2001. These increases were primarily due to the acquisitions of ParkSierra and StatesRail discussed above.

         Set forth below is a discussion of the historical results of operations for the Company's North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

         The Company's historical results of North American railroad operations include the operations of its acquired railroads from the dates of acquisition as follows:

Name of Railroad                                           Date of Acquisition
----------------                                           -------------------

StatesRail, Inc. (8 railroads)..........................  January 2002
ParkSierra Corp. (3 railroads)..........................  January 2002

         The Company disposed of certain railroads during 2001 and 2002 as follows:

Dakota Rail, Inc........................................  December 2001
Georgia Southwestern Railroad...........................  March 2002


         As a result, the results of operations for the three months ended March 31, 2002 and 2001 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the periods indicated. All results of operations discussed in this section are for the Company's North American railroads only, unless otherwise indicated.

                                                For the three months
                                                  ended March 31,
                                           --------------------------
                                              2002              2001
                                            -------            -------
Operating revenue ..............            $81,951            $61,818
                                            -------            -------

Operating expenses:
   Maintenance of way ..........              9,674              6,671
   Maintenance of equipment ....              8,123              3,217
   Transportation ..............             22,687             18,585
   Equipment rental ............              4,976              3,918
   General and administrative ..             13,775             11,174
   Depreciation and amortization              5,514              4,131
                                            -------            -------
   Total operating expenses ....             64,749             47,696
                                            -------            -------

   Operating income ............            $17,202            $14,122
                                            =======            =======

         OPERATING REVENUE. Operating revenue increased by $20.1 million, or 33%, to $82.0 million in 2002 from $61.8 million in 2001. Total carloads increased 21% to 275,019 in 2001 from 228,110 in 2001. Excluding ParkSierra and StatesRail, operating revenues declined 2% to $60.4 million while carloads declined 9,048 or 4%. Bridge traffic, which declined 7,145 carloads in 2002, accounted for 79% of the decline in carloads. Bridge traffic generally has lower rates per carload. Accordingly the average rate per carload in 2002, excluding ParkSierra and StatesRail, was $251 compared to $243 in 2001. In total, the average rate per carload increased to $264 in 2002 as ParkSierra and StatesRail's average rate per carload was $316 in 2002. Additionally, revenues from the Georgia Southwestern railroad declined $0.2 million in 2002, as the railroad was sold on March 1, 2002.

         OPERATING EXPENSES. Operating expenses increased by $17.0 million, or 36%, to $64.7 million in 2002 from $47.7 million in 2001. StatesRail and ParkSierra's operating expenses were $17.0 million in 2002. Additionally, the Georgia Southwestern railroad's expenses increased $0.5 million in 2002, primarily due to a derailment in January 2002, and the Company incurred $0.4 million of additional costs associated with the integration of Park Sierra and StatesRail. Excluding the Georgia Southwestern railroad and the integration costs for ParkSierra and StatesRail, the operating ratio was 77.7% in 2002 compared to 77.2% in 2001. Including such costs in 2002, the operating ratio was 79.0%

         MAINTENANCE OF WAY. Maintenance of way expense increased $3.0 million, or 45%, to $9.7 million in 2002 from $6.7 million in 2001. Excluding ParkSierra and StatesRail, the increase was $0.3 million, or 4%. This increase is due to higher derailment expenses in 2002 of $0.5 million, primarily due to the Georgia Southwestern derailment noted above.

         MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $4.9 million, or 153%, to $8.1 million in 2002 from $3.2 million in 2001. Excluding ParkSierra and StatesRail, the increase was $2.4 million. This increase is due to the completion of sale-leaseback transactions in June 2001 as well as the lease expense for the additional locomotives leased during the third and fourth quarters of 2001 in connection with the Company's fleet rationalization and upgrade program.

         TRANSPORTATION. Transportation expense increased $4.1 million, or 22%, to $22.7 million in 2002 from $18.6 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $1.2 million. The decrease in transportation expense is due primarily to lower fuel prices in 2002. Fuel costs were 79 cents per gallon in 2002 compared to $1.07 per gallon in 2001.

         EQUIPMENT RENTAL. Equipment rental increased $1.1 million, or 27%, to $5.0 million in 2002 from $3.9 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $0.5 million. The decrease is due to the lower carloads in 2002.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $2.6 million, or 23%, to $13.8 million in 2002 from $11.2 million in 2001. Excluding ParkSierra and StatesRail, general and administrative expense decreased $1.1 million to $10.1 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.4 million, or 33%, to $5.5 million in 2002 from $4.1 million in 2001. Excluding ParkSierra and StatesRail, depreciation and amortization was comparable at $4.2 million.

         INTERNATIONAL RAILROAD OPERATIONS

         The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the periods indicated.

                                                 For the three months
                                                   ended March 31,
                                            --------------------------
                                              2002              2001
                                            -------            -------
Operating revenues .............            $29,124            $29,997

Operating expenses:
   Transportation ..............             18,351             18,624
   General and administrative ..              1,696              2,109
   Depreciation and amortization              2,974              2,217
                                            -------            -------
      Total operating expenses .             23,021             22,950
                                            -------            -------
          Operating income .....            $ 6,103            $ 7,047
                                            =======            =======

COMPARISON OF INTERNATIONAL OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

         OPERATING REVENUE. Operating revenues decreased $0.9 million, or 3%, to $29.1 million in 2002 from $30.0 in 2001. Freight Australia's revenues were $23.8 million in 2002 compared to $23.9 million in 2001, while Ferronor's revenues decreased to $5.3 million from $6.1 million during the same periods. The Australian dollar declined 3% to 52 cents in 2002 from 53 cents in 2001. On a constant currency basis, Freight Australia's revenues increased 2% to $24.4 million in 2002. Total carloads were essentially unchanged at 81,921 in 2002 compared to 81,749 in 2001. Freight Australia's carloads were 54,409 in 2002 compared to 54,136 in 2001. Ferronor's carloads were 27,512 in 2002 compared to 27,613 in 2001. Ferronor's revenues declined due to a change in the mix of commodities hauled in 2002 as compared to 2001.

         OPERATING EXPENSES. Operating expenses were unchanged at $23.0 million in 2002 and 2001. Freight Australia's operating expenses increased $1.0 million to $18.8 million for the three months ended March 31, 2002 from $17.8 million for the three months ended March 31, 2001. The increase at Freight Australia is primarily due to increased depreciation for capital improvements at Freight Australia. Ferronor's operating expenses decreased $0.9 million to $4.2 million in 2002 from $5.1 million in 2001. The reduction in operating expenses at Ferronor is due to personnel reductions during 2001 at Ferronor. The operating ratio for the international operations was 79.0% in 2002 compared to 76.5% in 2001.

CORPORATE OVERHEAD AND OTHER

         CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $3.5 million to $7.2 million in 2002 from $3.7 million in 2001. Approximately $2.4 million of the increase is due to the write-off of the estimated failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. In addition, the Company recorded a $0.3 million charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton.

         INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, decreased to $12.9 million for the three months ended March 31, 2002 from $14.4 million for the three months ended March 31, 2001. The decrease in interest expense from 2001 to 2002 is primarily due to a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

         The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company, including all subsidiaries.

         The Company's cash provided by operating activities was $2.0 million for the three months ended March 31, 2002. This amount includes $5.1 million in net income and $9.8 million in depreciation and amortization partially offset by the gain of $4.6 million on the disposal of assets, a reduction in accrued expenses of $6.5 million primarily due to the semi-annual interest payment on the subordinated notes in February 2002 and a reduction in accounts payable of $6.0 million.

         Cash used in investing activities was $98.2 million for the three months ended March 31, 2002. The primary use of cash was for the purchase of ParkSierra and StatesRail totaling $88.6 million. In addition, capital expenditures during the quarter were $10.9 million.

         Cash provided by financing activities was $59.9 million for the three months ended March 31, 2002. This included $50 million of borrowings under the new Series C Term Debt to finance the acquisitions of ParkSierra and StatesRail. In addition, the Company borrowed $17.0 million on its revolving credit facility in 2002 and repaid $5.8 million of principal on its senior debt.

         As of March 31, 2002, the Company had working capital of $8.7 million compared to working capital of $30.3 million as of December 31, 2001. The Company's cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's interest requirements.

         The Company's senior credit agreement provides (i) a $125 million Term A loan, bearing interest at LIBOR plus 2.50 (4.44% at March 31, 2002), (ii) a $205 million Term B loan, bearing interest at LIBOR plus 3.25% (5.19% at March 31, 2002), and (iii) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans bearing interest at the same interest rate as the Term A loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an initial interest rate of LIBOR plus 3.00%. In January 2002, in connection with the acquisitions of ParkSierra and StatesRail, the Company borrowed $50 million pursuant to a Series C Term Loan Agreement. The terms and conditions of the Series C Term Debt are similar to the Company's Series B Term Debt. The Series C Term Debt is due in 2007 with $0.5 million annual principal payments.

         In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

         The Company is currently in the process of refinancing its senior credit facility. Accordingly, the Company expects to reduce its annual interest expense. There is no assurance that this refinancing will be consummated.

         The Company's long-term business strategy includes the selective acquisition of additional transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and there is no assurance that sufficient financing for such activities will be available on terms acceptable to the Company, if at all. As of May 8, 2002, the Company had $42.4 million of availability under the revolving line of credit facility. In addition, the Company had approximately $22.4 million in cash on hand at May 8, 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company's existing rail lines; the growth of gross revenues; and the sufficiency of the Company's cash flows for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company's dependence upon the agricultural industry as a significant user of the Company's rail services; the Company's dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company's employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core properties and assets; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

         The interest rate on the Company's credit facilities is payable at variable rates. To partially mitigate the interest rate risk on these credit facilities, the Company entered into two interest rate swaps in May 2000. At that time, the interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In May 2001, the Company amended these two interest rate swap agreements, extending the term until May 2005 and reducing the LIBOR component of $212.5 million of its senior debt to 6.72%. Fluctuation in the market interest rate will affect the cost of our remaining borrowings. The effect of a 1% increase in interest on the remaining borrowings would result in an annual increase in interest expense of $1.0 million.

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

         The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. The Company has entered into swap contracts for 51% of its North American fuel consumption for the second quarter of 2002 and 8% for the second half of 2002 at an average price of approximately $0.63 per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The Company issued 1,659,057 shares of unregistered stock in connection with the acquisition of StatesRail. The shares were valued at $23.3 million. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the three months ended March 31, 2002:

         The Company filed a Current Report on Form 8-K, dated December 14, 2001, with the Securities and Exchange Commission on January 2, 2002 in connection with a private placement sale of common stock.

         The Company filed a Current Report on Form 8-K, dated January 2, 2002, with the Securities and Exchange Commission on January 4, 2002 in connection with an offer to purchase all of RailAmerica Transportation Corporation's outstanding 12-7/8% senior subordinated notes.

         The Company filed a Current Report on Form 8-K, dated January 4, 2002, with the Securities and Exchange Commission on January 11, 2002 in connection with the acquisition of StatesRail, Inc. on January 4, 2002 and the acquisition of ParkSierra Corporation on January 8, 2002.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAILAMERICA, INC.


Date: May 10, 2002
                                      By: /s/ Bennett Marks
                                          --------------------------------------
                                          Bennett Marks, Senior Vice President -
                                          Chief Financial Officer, Principal
                                          Financial and Accounting Officer