Form 10-Q
period 2002-06-30
RAILAMERICA INC /DE
filed 2002-08-13
CIK 887637

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                           COMMISSION FILE NO. 0-20618

                                 ---------------

                                RAILAMERICA, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        65-0328006
-----------------------------                        ----------------------
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

    Common Stock, par value $.001 - 32,120,720 shares as of August 12, 2002

                       RAILAMERICA, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002


                                                                                                                     Page
                                                                                                                     ----

Part I.     Financial Information...............................................................................       3

            Item 1.      Financial Statements...................................................................       3

            Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                         Operations.............................................................................      19

            Item 3.      Quantitative and Qualitative Disclosures about Market Risk.............................      27

Part II.    Other Information...................................................................................      28

            Item 4.      Submissions of Matters to a Vote of Security Holders...................................      28

            Item 6.      Exhibits and Reports on Form 8-K.......................................................      28


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                        (in thousands, except share data)


                                                                                 (unaudited)
                                                                                   June 30,            December 31,
                                                                                    2002                  2001
                                                                                 -----------           -----------
                                            ASSETS
Current assets:
   Cash and cash equivalents ..........................................          $    35,729           $    59,761
   Restricted cash in escrow ..........................................                1,378                 2,418
   Accounts and notes receivable ......................................               67,550                54,278
   Other current assets ...............................................               14,340                14,204
                                                                                 -----------           -----------
        Total current assets ..........................................              118,997               130,661
Property, plant and equipment, net ....................................              941,697               738,775
Other assets ..........................................................               30,618                21,732
                                                                                 -----------           -----------
        Total assets ..................................................          $ 1,091,312           $   891,168
                                                                                 ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...............................          $    11,943           $    24,484
   Accounts payable ...................................................               42,541                36,035
   Accrued expenses ...................................................               38,036                39,889
                                                                                 -----------           -----------
        Total current liabilities .....................................               92,520               100,408
Long-term debt, less current maturities ...............................              399,570               277,203
Subordinated debt .....................................................              144,142               144,988
Deferred income taxes .................................................              132,698                96,822
Minority interest and other liabilities ...............................               35,620                50,788
                                                                                 -----------           -----------
        Total liabilities .............................................              804,550               670,209
                                                                                 -----------           -----------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.001 par value, 60,000,000 shares authorized;
      32,160,720 shares and 28,842,090 shares issued and outstanding at
      June 30, 2002 and December 31, 2001, respectively ...............                   32                    29
   Additional paid-in capital .........................................              263,810               224,248
   Retained earnings ..................................................               40,320                45,902
   Accumulated other comprehensive loss ...............................              (17,400)              (49,220)
                                                                                 -----------           -----------
        Total stockholders' equity ....................................              286,762               220,959
                                                                                 -----------           -----------
        Total liabilities and stockholders' equity ....................          $ 1,091,312           $   891,168
                                                                                 ===========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           For the three and six months ended June 30, 2002 and 2001
                   (in thousands, except earnings per share)
                                  (unaudited)


                                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                                     ---------------------------       --------------------------
                                                                        2002            2001             2002             2001
                                                                     ---------        ---------        ---------        ---------
Operating revenue ............................................       $ 115,342        $  93,460        $ 226,494        $ 185,415
                                                                     ---------        ---------        ---------        ---------
Operating expenses:
   Transportation ............................................          63,824           52,983          127,245          105,361
   Selling, general and administrative .......................          22,120           15,283           45,137           30,854
   Net gain on sale of assets ................................            (702)          (1,120)          (5,349)          (1,787)
   Depreciation and amortization .............................           8,473            6,736           17,164           13,465
                                                                     ---------        ---------        ---------        ---------
        Total operating expenses .............................          93,715           73,882          184,197          147,893
                                                                     ---------        ---------        ---------        ---------
        Operating income .....................................          21,627           19,578           42,297           37,522
Interest expense .............................................         (12,136)         (13,946)         (25,000)         (28,394)
Financing costs and other income (expense) ...................         (19,740)             444          (19,808)             549
                                                                     ---------        ---------        ---------        ---------
        Income (loss) from continuing operations before income
          taxes ..............................................         (10,249)           6,076           (2,511)           9,677
Provision for (benefit of) income taxes ......................          (3,152)           1,923             (753)           2,736
                                                                     ---------        ---------        ---------        ---------
      Income (loss) from continuing operations ...............          (7,097)           4,153           (1,758)           6,941
Gain on sale of discontinued operations, net of income taxes .             853               --              657               --
                                                                     ---------        ---------        ---------        ---------
      Income (loss) before extraordinary items ...............          (6,244)           4,153           (1,101)           6,941
Loss on early extinguishment of debt, net of income taxes ....          (4,481)              --           (4,481)              --
                                                                     ---------        ---------        ---------        ---------
        Net income (loss) ....................................       $ (10,725)           4,153        $  (5,582)       $   6,941
                                                                     =========        =========        =========        =========

Net income (loss) available to common stockholders ...........       $ (10,725)       $   4,038        $  (5,582)       $   6,668
                                                                     =========        =========        =========        =========

Basic earnings (loss) per common share:
   Continuing operations .....................................       $   (0.22)       $    0.21        $   (0.05)       $    0.35
   Discontinued operations ...................................            0.03               --             0.02               --
   Extraordinary items .......................................           (0.14)              --            (0.14)              --
                                                                     ---------        ---------        ---------        ---------
        Net income (loss) ....................................       $   (0.33)       $    0.21        $   (0.17)       $    0.35
                                                                     =========        =========        =========        =========

Diluted earnings (loss) per common share:
   Continuing operations .....................................       $   (0.22)       $    0.19        $   (0.05)       $    0.33
   Discontinued operations ...................................            0.03               --             0.02               --
   Extraordinary items .......................................           (0.14)              --            (0.14)              --
                                                                     ---------        ---------        ---------        ---------
        Net income (loss) ....................................       $   (0.33)       $    0.19        $   (0.17)       $    0.33
                                                                     =========        =========        =========        =========

Weighted average common shares outstanding:
   Basic .....................................................          32,158           19,080           32,081           18,861
                                                                     =========        =========        =========        =========
   Diluted ...................................................          32,158           23,437           32,081           22,862
                                                                     =========        =========        =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)



                                                                                                 2002               2001
                                                                                              ---------           ---------
Cash flows from operating activities:
   Net income (loss) ...............................................................          $  (5,582)          $   6,941
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................             19,503              15,308
      Acquisition costs ............................................................              2,386                  --
      Financing costs ..............................................................             25,611                  --
      Gain on sale or disposal of assets ...........................................             (6,573)             (1,787)
      Other ........................................................................             (2,639)              2,184
   Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable ..........................................................              1,068                (922)
      Other current assets .........................................................              3,362                 914
      Accounts payable .............................................................             (9,346)             (3,432)
      Accrued expenses .............................................................             (6,331)             (2,740)
      Other assets and liabilities .................................................            (19,970)             (1,204)
                                                                                              ---------           ---------
        Net cash provided by operating activities ..................................              1,489              15,262
                                                                                              ---------           ---------

Cash flows from investing activities:
   Purchase of property, plant and equipment .......................................            (30,423)            (22,218)
   Proceeds from sale of assets ....................................................              6,775               9,341
   Acquisitions, net of cash acquired ..............................................            (88,724)                 --
   Change in restricted cash in escrow .............................................                 --               1,313
   Deferred acquisition costs and other ............................................             (5,220)               (276)
                                                                                              ---------           ---------
        Net cash used in investing activities ......................................           (117,592)            (11,840)
                                                                                              ---------           ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ........................................            457,870              52,598
   Principal payments on long-term debt ............................................           (350,233)            (77,333)
   Proceeds from sale of common stock ..............................................                 --              38,219
   Proceeds from exercise of stock options and warrants ............................                370               2,492
   Purchase of treasury stock ......................................................             (1,997)               (345)
   Preferred stock dividends .......................................................                 --                (218)
   Financing costs .................................................................            (15,383)                 --
                                                                                              ---------           ---------
        Net cash provided by financing activities ..................................             90,627              15,413
                                                                                              ---------           ---------

Net increase (decrease) in cash ....................................................            (25,476)             18,835
Effect of exchange rates on cash ...................................................              1,444              (2,053)
Cash, beginning of period ..........................................................             59,761              13,090
                                                                                              ---------           ---------
Cash, end of period ................................................................          $  35,729           $  29,872
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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

    In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

    The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company's 2001 annual report on Form 10-K.

2.  NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of these pronouncements did not have a material impact on the Company's consolidated financial statements.

    During the three months ended June 30, 2002, the Company sold the Texas New Mexico Railroad. In accordance with SFAS No. 144, it has been presented as a discontinued operation in 2002 (see Note 5).

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, requires that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. It also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management is evaluating the impact this standard may have on the Company's consolidated financial statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. Management is evaluating the impact this standard may have on the Company's consolidated financial statements.

3.  EARNINGS PER SHARE

    For the three and six months ended June 30, 2002 and 2001, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations for the three and six months ended June 30, 2001 is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

    For the three and six months ended June 30, 2002, diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of stock options, warrants and

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  EARNINGS PER SHARE, continued

    convertible debt are anti-dilutive due to the net loss. Had the Company reported net income, approximately 0.6 million and 0.8 million additional shares would have been included in the diluted earnings per share calculation for options and warrants for the three and six months ended June 30, 2002, respectively, and, depending on the amount of earnings, 2.2 million shares would have been included in the diluted earnings per share calculation for the convertible debt. An additional 4.1 million and 1.7 million options and warrants would have been excluded from the calculation because their strike prices were in excess of the average stock price during the three and six months ended June 30, 2002, respectively.

    For the three and six months ended June 30, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. A total of 1.4 million and 2.3 million options and warrants were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2001, respectively, as their impact was anti-dilutive.

    The following is a summary of the income from continuing operations available for common stockholders and weighted average shares (in thousands):


                                                              Three Months      Three Months         Six Months        Six Months
                                                             Ended June 30,    Ended June 30,      Ended June 30,     Ended June 30,
                                                                  2002              2001               2002              2001
                                                             --------------    --------------      --------------     --------------
Income (loss) from continuing operations ............          $ (7,097)          $  4,153           $ (1,758)          $  6,941
Preferred stock dividends and accretion .............                --               (115)                --               (273)
                                                               --------           --------           --------           --------
Income (loss) from continuing operations available to
common stockholders (basic) .........................            (7,097)             4,038             (1,758)             6,668
Preferred stock dividends and accretion .............                --                115                 --                273
Interest on convertible debt ........................                --                255                 --                535
                                                               --------           --------           --------           --------
Income (loss) from continuing operations available to
common stockholders (diluted) .......................          $ (7,097)          $  4,408           $ (1,758)          $  7,476
                                                               ========           ========           ========           ========

Weighted average shares outstanding (basic) .........            32,158             19,080             32,081             18,861
Options and warrants ................................                --              1,348                 --                970
Convertible debentures ..............................                --              3,009                 --              3,031
                                                               --------           --------           --------           --------
Weighted average shares outstanding (diluted) .......            32,158             23,437             32,081             22,862
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

    On January 8, 2002, the Company acquired ParkSierra Corp. ("ParkSierra"), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company's common stock valued at $25 million.

    The cash components of the StatesRail and ParkSierra acquisitions were financed through available cash and the issuance of $50 million of long-term debt (see Note 6).

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


                                                                               For the Three    For the Six
                                                                               Months Ended    Months Ended
                                                                                 June 30,        June 30,
                                                                                   2001            2001
                                                                               -------------   ------------

                Operating revenue.........................................      $  114,984      $  225,827
                Income from continuing operations.........................      $    5,145      $    8,857
                Net income................................................      $    5,145      $    8,857
                Income from continuing operations per share - diluted.....      $     0.17      $     0.31
                Net income per share - diluted............................      $     0.17      $     0.31


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

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.  DISPOSITIONS

    In May 2002, the Company sold the Texas New Mexico Railroad and certain operating assets for total consideration of $2.25 million consisting of cash of $0.55 million, a short term note of $0.85 million and a long term note of $0.85 million. The short-term note bears interest at 10% and is due on November 15, 2002 and the long-term note bears interest at 7% and is due on May 24, 2007. The net gain on the transaction of $0.9 million is included in discontinued operations. The results of operations for the Texas New Mexico Railroad were not material.

    In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, including a long-term note for $0.8 million, resulting in a gain of $4.5 million. The note receivable bears interest at 5% and is due February 28, 2007.

    In December 2000, the Company sold its trailer manufacturing operation which was previously classified as a discontinued operation. For the six months ended June 30, 2002, an after-tax charge of $0.2 million to discontinued operations was recorded in conjunction with the settlement of certain amounts with the buyer of the business.

6.  DEBT

    In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australia Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009 and a $100 million revolver with an $82.5 million sub-limit in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (4.63% at June 30, 2002). There were no outstanding balances under the revolver at June 30, 2002. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor.

    The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company's ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company's common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company's assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these as of June 30, 2002.

    In connection with the refinancing, the Company terminated its existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 requires the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the three months ended June 30, 2002. The new senior credit facility requires the Company to hedge a portion of its variable interest rate debt (see Note 7). In addition, the Company recorded an extraordinary charge of $4.5 million, net of taxes, to write off the unamortized deferred loan costs relating to the prior senior credit facility, as of the date of refinancing.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.  HEDGING ACTIVITIES

    The Company currently uses derivatives to hedge against increases in fuel prices and interest. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss as a separate component of Stockholders' Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

    The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

    Fuel costs represented 9% of total revenues during the six months ended June 30, 2002. Due to the significance of fuel expenses to the operations of the Company and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Each one-cent change in the price of fuel would result in a $0.4 million change in fuel expense on an annual basis.

    The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2002, the Company had entered into fuel swap agreements to hedge the equivalent of 180,000 gallons (8% of estimated North American monthly consumption) at an average price of 63 cents per gallon, excluding transportation and taxes. The fair value of the fuel swaps were not material at June 30, 2002.

    As noted in Note 6, the Company terminated its interest rate swaps and reclassified $17.1 million from accumulated other comprehensive loss against earnings during the three months ended June 30, 2002, in connection with the refinancing of the senior credit facility.

    In June 2002, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 23, 2004. Under the terms of these collars, the LIBOR component of the Company's interest rates can fluctuate within specified ranges. From November 24, 2002 through April 23, 2003, the floor and cap are 2% and 4.5%, from April 23, 2003 through November 23, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through April 23, 2004, the floor and cap are 3.5% and 5.5% and from April 24, 2004 through November 23, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No.
    133. The fair value of these collars were not material at June 30, 2002.


8.  COMMON STOCK REPURCHASES

    The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. For the six months ended June 30, 2002, the Company purchased 185,000 shares at a total cost of $2 million.

    In July 2002, the Board of Directors authorized a two year 2 million share repurchase program, subject to restrictions under the Company's borrowing arrangements.

9.  COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. The following table reconciles net income to comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 (in thousands).

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.  COMPREHENSIVE INCOME (LOSS), CONTINUED

                                                                                      Three Months Ended        Six Months Ended
                                                                                            June 30,                 June 30,
                                                                                     ---------------------    ---------------------
                                                                                       2002         2001        2002         2001
                                                                                     ---------------------    ---------  ----------
    Net income (loss).............................................................   $  (10,725)  $  4,153    $  (5,582) $    6,941
    Other comprehensive income (loss):
       Cumulative effect of accounting change, net of taxes.......................           --         --           --      (4,388)
       Unrealized gain (loss) on derivatives designated as hedges, net of taxes          (2,501)       373       (1,327)     (1,587)
       Realized (gain) loss on derivatives designated as hedges, net of taxes            10,916         --       10,916          --
       Change in accumulated translation adjustments..............................       11,982     14,522       22,231      (9,361)
                                                                                     ----------   --------    ---------  ----------
          Total comprehensive income (loss).......................................   $   (9,672)  $ 19,048    $  26,238  $   (8,395)
                                                                                     ==========   ========    =========  ==========

    In 2001, the Company recorded a charge of $4.4 million to comprehensive income for the cumulative effect of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

10. COMMITMENTS AND CONTINGENCIES

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

    Business segment information for the three months ended June 30, 2002 and 2001 follows (in thousands):


    THREE MONTHS ENDED JUNE 30, 2002:

                                                                     North American   International  Corporate and
                                                      Consolidated      Railroads       Railroads        Other
                                                      ------------   --------------   -------------  -------------
                Revenue..........................    $     115,342     $   82,780      $   32,482      $      80
                Depreciation and amortization....    $       8,473     $    5,214      $    3,142      $     117
                Operating income (loss)..........    $      21,627     $   21,070      $    5,923      $  (5,366)
                Total assets.....................    $   1,091,312     $  797,130      $  253,966      $  40,216



      THREE MONTHS ENDED JUNE 30, 2001:
                                                                     North American  International  Corporate and
                                                      Consolidated      Railroads      Railroads        Other
                                                      ------------   --------------  -------------  -------------
                 Revenue..........................     $   93,460      $   61,471     $   31,861      $     128
                 Depreciation and amortization....     $    6,736      $    3,983     $    2,371      $     382
                 Operating income (loss)..........     $   19,578      $   14,657     $    7,863      $  (2,942)
                 Total assets.....................     $  855,655      $  574,179     $  123,117      $ 158,359



                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      SIX MONTHS ENDED JUNE 30, 2002:
                                                                     North American  International  Corporate and
                                                      Consolidated      Railroads      Railroads        Other
                                                      ------------   --------------  -------------  -------------
                 Revenue..........................     $  226,494      $  164,731     $   61,606      $     157
                 Depreciation and amortization....     $   17,164      $   10,728     $    6,116      $     320
                 Operating income (loss)..........     $   42,297      $   38,276     $   12,163      $  (8,142)




      SIX MONTHS ENDED JUNE 30, 2001:
                                                                     North American  International  Corporate and
                                                      Consolidated      Railroads      Railroads        Other
                                                      ------------   --------------  -------------  -------------
                 Revenue..........................     $  185,415      $  123,288     $   61,858      $     269
                 Depreciation and amortization....     $   13,465      $    8,114     $    4,587      $     764
                 Operating income (loss)..........     $   37,522      $   28,776     $   14,911      $  (6,165)


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12. GUARANTOR FINANCIAL STATEMENT INFORMATION

    In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which were subsequently exchanged for notes registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc. All amounts in the following tables are in thousands.

                                RAILAMERICA, INC.
                           CONSOLIDATING BALANCE SHEET
                                  June 30, 2002


                                                                                          Non
                                                             Company     Guarantor      Guarantor
                                                Issuer       (Parent)   Subsidiaries   Subsidiaries  Eliminations Consolidated
                                             -----------   -----------  ------------   ------------- ------------  -----------
ASSETS
Current assets:
  Cash ....................................  $        --   $    12,341   $     1,118   $    22,270   $        --   $    35,729
  Cash held in escrow .....................           --           245         1,002           131            --         1,378
  Accounts and notes receivable ...........           --         1,335        39,107        27,108            --        67,550
  Other current assets ....................          156        (1,462)        8,430         7,216            --        14,340
                                             -----------   -----------   -----------   -----------   -----------   -----------
         Total current assets .............          156        12,459        49,657        56,725            --       118,997
                                             -----------   -----------   -----------   -----------   -----------   -----------
  Property, plant and equipment, net ......           45         1,301       609,063       331,288            --       941,697
  Other assets ............................       17,667         2,888         4,156        13,016        (7,109)       30,618
  Investment in and advances to affiliate .      294,526       250,217        93,632       161,911      (800,286)           --
                                             -----------   -----------   -----------   -----------   -----------   -----------
         Total assets .....................  $   312,394   $   266,865   $   756,508   $   562,940   $  (807,395)  $ 1,091,312
                                             ===========   ===========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....  $     2,650   $        --   $       823   $     8,470   $        --   $    11,943
  Accounts payable ........................       (1,992)        1,122        30,995        12,416            --        42,541
  Accrued expenses ........................        8,645           970        17,282        11,139            --        38,036
                                             -----------   -----------   -----------   -----------   -----------   -----------
         Total current liabilities ........        9,303         2,092        49,100        32,025            --        92,520
                                             -----------   -----------   -----------   -----------   -----------   -----------
Long-term debt, less current maturities ...      262,350            --         9,401       127,819            --       399,570
Subordinated debt .........................      119,583        20,893            --         3,666            --       144,142
Deferred income taxes .....................      (15,720)      (10,741)      127,801        31,358            --       132,698
Minority interest and other liabilities ...           51           265        12,493        22,811            --        35,620
Stockholders' equity
  Common stock ............................           --            32         3,253       184,833      (188,086)           32
  Additional paid-in capital ..............          758       263,810       433,193       114,089      (548,040)      263,810
  Retained earnings .......................      (64,074)       (9,485)      128,813        56,335       (71,269)       40,320
  Accumulated other comprehensive income ..          143            (1)       (7,546)       (9,996)           --       (17,400)
                                             -----------   -----------   -----------   -----------   -----------   -----------
         Total stockholders' equity .......      (63,173)      254,356       557,713       345,261      (807,395)      286,762
                                             -----------   -----------   -----------   -----------   -----------   -----------
    Total liabilities and stockholders'
      equity ..............................  $   312,394   $   266,865   $   756,508   $   562,940   $  (807,395)  $ 1,091,312
                                             ===========   ===========   ===========   ===========   ===========   ===========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.  GUARANTOR FINANCIAL STATEMENT INFORMATION, continued


                                RAILAMERICA, INC.
                        CONSOLIDATING STATEMENT OF INCOME
                     For the six months ended June 30, 2002


                                                                                       Non
                                                           Company      Guarantor    Guarantor
                                             Issuer        (Parent)    Subsidiaries Subsidiaries  Eliminations Consolidated
                                             ------        --------    -------------------------  -------------------------
Operating revenue ......................    $      --     $    (977)    $ 135,531     $  90,824     $   1,116     $ 226,494
                                            ---------     ---------     ---------     ---------     ---------     ---------
Operating expenses:
   Transportation ......................           --            --        70,197        57,048            --       127,245
   Selling, general and administrative .           30        12,792        25,493         5,706         1,116        45,137
   Gain on sale and impairment of assets
    (net)...............................           --            --        (5,304)          (45)           --        (5,349)
   Depreciation and amortization .......           89            81         8,953         8,041            --        17,164
                                            ---------     ---------     ---------     ---------     ---------     ---------
      Total operating expenses .........          119        12,873        99,339        70,750         1,116       184,197
                                            ---------     ---------     ---------     ---------     ---------     ---------
      Operating (loss) income ..........         (119)      (13,850)       36,192        20,074            --        42,297
Interest expense .......................       (9,896)         (907)       (9,158)       (5,039)           --       (25,000)
Equity in earnings of subsidiaries .....       25,507           803            --            --       (26,310)           --
Minority interest and other income
  (expense).............................      (19,090)        4,436        (2,122)       (3,032)           --       (19,808)
                                            ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) from continuing
          operations before income taxes       (3,598)       (9,518)       24,912        12,003       (26,310)       (2,511)
Provision for income taxes .............       (8,882)       (3,936)        8,607         3,458            --          (753)
                                            ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) from continuing
       operations ......................        5,284        (5,582)       16,305         8,545       (26,310)       (1,758)
Gain on sale of discontinued
     operations (net of tax) ...........           --            --          (657)           --            --          (657)
                                            ---------     ---------     ---------     ---------     ---------     ---------
     Income (loss) before extraordinary
       item ............................        5,284        (5,582)       16,962         8,545       (26,310)       (1,101)
Loss on early extinguishment of
    debt (net of tax) ..................       (4,481)           --            --            --            --        (4,481)
                                            ---------     ---------     ---------     ---------     ---------     ---------
      Net income (loss) ................    $     803     $  (5,582)    $  16,962     $   8,545     $ (26,310)    $  (5,582)
                                            =========     =========     =========     =========     =========     =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.  GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

                                RAILAMERICA, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2002


                                                                                             Non
                                                                Company      Guarantor    Guarantor
                                                   Issuer       (Parent)   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   ------       --------   ------------  ------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss) ........................    $     803     $  (5,582)    $  16,962     $   8,545     $ (26,310)    $  (5,582)
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization .........        1,962           458         8,984         8,099            --        19,503
      Acquisition costs .....................           --         2,386            --            --            --         2,386
      Financing costs .......................       25,611            --            --            --            --        25,611
      Equity in earnings of subsidiaries ....      (25,507)         (803)           --            --        26,310            --
      Gain on sale or disposal of properties            --            --        (6,526)          (47)           --        (6,573)
      Other .................................      (10,980)       (3,732)        9,114         2,959            --        (2,639)
      Changes in operating assets and
          liabilities, net of acquisitions
          and dispositions:
          Accounts receivable ...............           --        (1,324)        3,521        (1,129)           --         1,068
          Other current assets ..............         (134)        1,773         1,560           163            --         3,362
          Accounts payable ..................           --          (708)       (2,715)       (5,923)           --        (9,346)
          Accrued expenses ..................         (267)         (646)       (1,943)       (3,475)           --        (6,331)
          Other assets and liabilities ......      (17,057)           10        (3,362)          439            --       (19,970)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
          Net cash (used in) provided by
           operating activities .............      (25,569)       (8,168)       25,595         9,631            --         1,489
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment            --          (454)      (16,585)      (13,384)           --       (30,423)
   Proceeds from sale of properties .........           --           963         5,657           155            --         6,775
   Acquisitions, net of cash acquired .......           --            --       (88,724)           --            --       (88,724)
   Change in restricted cash in escrow ......           --            --            --            --            --            --
   Deferred acquisition costs and other .....           --        (2,543)           --        (2,677)           --        (5,220)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
        Net cash used in investing activities           --        (2,034)      (99,652)      (15,906)           --      (117,592)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt .      343,500            --           556       113,814            --       457,870
   Principal payments on long-term debt .....     (346,254)           --          (356)       (3,623)           --      (350,233)
   Disbursements/receipts on intercompany
      debt ..................................       43,706       (13,879)       74,930      (104,757)           --            --
   Proceeds from sale of common stock .......           --            --            --            --            --            --
   Proceeds from exercise of stock options
    and warrants ............................           --           370            --            --            --           370
   Purchase of treasury stock ...............           --        (1,997)           --            --            --        (1,997)
   Preferred stock dividends ................           --            --            --            --            --            --
   Financing costs ..........................      (15,383)           --            --            --            --       (15,383)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
        Net cash provided by (used in)
            financing activities ............       25,569       (15,506)       75,130         5,434            --        90,627
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net (decrease) increase in cash .............           --       (25,708)        1,073          (841)           --       (25,476)
Effect of exchange rates on cash ............           --            --            --         1,444            --         1,444
Cash, beginning of period ...................           --        38,049            45        21,667            --        59,761
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Cash, end of period .........................    $      --     $  12,341     $   1,118     $  22,270     $      --     $  35,729
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
                                         =========      =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
    debt ...........................     $  16,635      $      --      $   2,695      $   6,853      $  (1,699)     $  24,484
  Accounts payable .................            --          1,831         15,667         18,536             --         36,035
  Accrued expenses .................         7,638          1,356         18,635         12,260             --         39,889
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total current liabilities ..        24,273          3,187         36,997         37,649         (1,699)       100,408
                                         ---------      ---------      ---------      ---------      ---------      ---------
Long-term debt, less current
  maturities .......................       251,117             --          8,842         17,244             --        277,203
Subordinated debt ..................       118,942         20,679             --          5,367             --        144,988
Deferred income taxes ..............       (28,978)       (12,607)       108,991         29,417             --         96,822
Minority interest and other
  liabilities ......................        15,155              2         20,317         20,729         (5,415)        50,788
Stockholders' equity:
  Common stock .....................            --             29          5,565         62,035        (67,600)            29
  Additional paid-in capital .......            --        224,248        278,322         45,623       (323,945)       224,248
  Retained earnings ................       (14,118)         9,561         37,499         50,826        (37,867)        45,902
  Accumulated other
   comprehensive income ............        (9,446)            --        (23,734)       (16,040)            --        (49,220)
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity .       (23,564)       233,839        297,652        142,444       (429,412)       220,959
                                         ---------      ---------      ---------      ---------      ---------      ---------
        Total liabilities and
          stockholders' equity .....     $ 356,945      $ 245,099      $ 472,799      $ 252,850      $(436,526)     $ 891,168
                                         =========      =========      =========      =========      =========      =========

                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12.  GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

                                RAILAMERICA, INC.
                        CONSOLIDATING STATEMENT OF INCOME
                     For the six months ended June 30, 2001


                                                                                         Non
                                                        Company       Guarantor        Guarantor
                                         Issuer         (Parent)     Subsidiaries     Subsidiaries   Eliminations    Consolidated
                                         ------         --------     ------------     ------------   ------------    ------------
Operating revenue ...............      $      --       $     252       $  90,107       $  95,057       $      --       $ 185,415
                                       ---------       ---------       ---------       ---------       ---------       ---------
Operating expenses:
   Transportation ...............             --              --          46,998          58,363              --         105,361
   Selling, general and
     administrative .............             83           7,292          15,962           7,518              --          30,854
   Gain on sale and impairment of
     assets (net) ...............             26              --          (1,845)             32              --          (1,787)
   Depreciation and amortization             514              60           6,485           6,406              --          13,465
                                       ---------       ---------       ---------       ---------       ---------       ---------
      Total operating expenses ..            622           7,352          67,600          72,319              --         147,893
                                       ---------       ---------       ---------       ---------       ---------       ---------
      Operating (loss) income ...           (622)         (7,101)         22,507          22,738              --          37,522
Interest expense ................         (3,323)         (1,036)        (17,154)         (6,880)             --         (28,394)
Non-railroad operations .........             --              --              --            (198)             --            (198)
Equity in earnings of
subsidiaries ....................         13,062          10,410              --              --         (23,472)             --
Minority interest and other
income (expense) ................             --           2,448             457          (2,158)             --             747
                                       ---------       ---------       ---------       ---------       ---------       ---------

      Income from continuing
        operations before income
        taxes ...................          9,117           4,721           5,810          13,502         (23,472)          9,677
Provision for income taxes ......         (1,492)         (2,218)          2,320           4,127              --           2,736
                                       ---------       ---------       ---------       ---------       ---------       ---------
      Net income ................      $  10,609       $   6,940       $   3,489       $   9,375       $ (23,472)      $   6,941
                                       =========       =========       =========       =========       =========       =========


                       RAILAMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

                                RAILAMERICA, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2001


                                                                                         Non
                                                          Company       Guarantor      Guarantor
                                            Issuer        (Parent)     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                            ------        --------     ------------   ------------   ------------  ------------
Cash flows from operating activities:
   Net income (loss) ................      $ 10,609       $  6,940       $  3,489       $  9,375       $(23,472)      $  6,941
   Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization .         2,306            444          6,547          6,011             --         15,308
      Equity in earnings of
       subsidiaries .................       (13,062)       (10,410)            --             --         23,472             --
      Gain on sale or disposal of
       properties ...................            --             --         (1,787)            --             --         (1,787)
      Other .........................        (2,326)         2,477          3,313         (1,280)            --          2,184
      Changes in operating assets
       and liabilities, net of
       acquisitions and dispositions:
        Accounts receivable .........            11           (152)         6,213         (6,994)            --           (922)
        Other current assets ........           (59)        (5,674)         3,243          3,404             --            914
        Accounts payable ............           (74)           180         (1,382)        (2,156)            --         (3,432)
        Accrued expenses ............         1,334            (95)        (4,150)           171             --         (2,740)
        Other assets and liabilities             --            127         (1,018)          (314)            --         (1,204)
                                           --------       --------       --------       --------       --------       --------
        Net cash (used in) provided
         by operating activities ....        (1,261)        (6,163)        14,469          8,217             --         15,262
                                           --------       --------       --------       --------       --------       --------
Cash flows from investing activities:
   Purchase of property, plant
    and equipment ...................            --            (91)       (12,265)        (9,862)            --        (22,218)
   Proceeds from sale of properties .            --             --          9,341             --             --          9,341
   Change in cash in escrow .........            --           (245)           449          1,108             --          1,313
   Deferred acquisition costs and
    other ...........................            --           (276)            --             --             --           (276)
                                           --------       --------       --------       --------       --------       --------
        Net cash used in investing
         activities .................            --           (612)        (2,475)        (8,754)            --        (11,840)
                                           --------       --------       --------       --------       --------       --------
Cash flows from financing activities:
   Proceeds from issuance of
    long-term debt ..................        52,300             --            298             --             --         52,598
   Principal payments on
    long-term debt ..................       (76,779)            --           (435)          (119)            --        (77,333)
   Disbursements/receipts on
    intercompany debt ...............        25,740        (33,383)         3,611          4,032             --             --
    Proceeds from sale of common
     stock ..........................            --         38,219             --             --             --         38,219
   Proceeds from exercise of
    stock options and warrants ......            --          2,492             --             --             --          2,492
   Purchase of treasury stock........                         (345)                                                       (345)
   Preferred stock dividends ........            --           (218)            --             --             --           (218)
                                           --------       --------       --------       --------       --------       --------
        Net cash provided by
         (used in) financing
         activities .................         1,261          6,765          3,474          3,912             --         15,413
                                           --------       --------       --------       --------       --------       --------
Net decrease in cash ................            --            (10)        15,469          3,376             --         18,835
Effect of exchange rates on cash ....            --             --             --         (2,053)            --         (2,053)
Cash, beginning of period ...........            --              7          2,942         10,141             --         13,090
                                           --------       --------       --------       --------       --------       --------
Cash, end of period .................      $     --       $     (3)      $ 18,411       $ 11,463       $     --       $ 29,872
                                           ========       ========       ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is the world's largest short line and regional freight railroad operator. It owns 49 railroads operating approximately 12,900 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, the Company operates 46 railroads in 27 states and six Canadian provinces.

    In January 2002, the Company acquired StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company's common stock valued at $23 million. The cash portion of the purchase price was financed through available cash and a portion of the $50 million term loan under the Company's prior senior credit facility.

    In January 2002, the Company also acquired ParkSierra Corp. ("ParkSierra"), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company's common stock valued at $25 million. The cash portion of the purchase price was financed through available cash and a portion of the $50 million term loan under the Company's prior senior credit facility.

    For the three months ended June 30, 2002, the Company's operating revenues increased $21.9 million, or 23% to $115.3 million from $93.5 million in the three months ended June 30, 2001. The acquisitions of ParkSierra and StatesRail contributed $23.0 million of operating revenues in 2002. On a "same railroad" basis, revenues in 2002 were comparable to 2001. Operating income increased to $21.6 million in 2002 from $19.6 million in 2001 primarily due to the acquisitions of ParkSierra and StatesRail. During the three months ended June 30, 2002, the Company recorded a charge to other income (expense) of $19.1 million for the write-off of its interest rate swaps and other refinancing related costs as well as a charge of $4.5 million, after tax, as an extraordinary item for the write-off of the unamortized deferred loan costs from the terminated credit facility which was originally entered into in 2000. In May 2002, the Company sold the Texas New Mexico Railroad and recorded a gain of $0.9 million, after-tax, as a gain from discontinued operations, as required by SFAS No. 144.

    Set forth below is a discussion of the historical results of operations for the Company's North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

    The Company's historical results of North American railroad operations include the operations of its acquired railroads from the dates of acquisition as follows:

                 Name of Railroad                   Date of Acquisition
                 ----------------                   -------------------
                 StatesRail (8 railroads).........      January 2002
                 ParkSierra (3 railroads).........      January 2002

    The Company disposed of certain railroads during 2001 and 2002 as follows:

                 Dakota Rail.......................     December 2001
                 Georgia Southwestern Railroad.....     March 2002
                 Texas New Mexico Railroad.........     May 2002

    As a result, the results of operations for the three and six months ended June 30, 2002 and 2001 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

    The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the three months ended June 30, 2002 and 2001.

                                                          For the three months
                                                              ended June 30,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------

      Operating revenue............................       $  82,780   $  61,471
                                                          ---------   ---------
      Operating expenses:..........................
         Maintenance of way........................           8,321       6,653
         Maintenance of equipment..................           7,354       5,067
         Transportation............................          21,796      17,673
         Equipment rental..........................           4,821       3,874
         Selling, general and administrative.......          14,204       9,564
         Depreciation and amortization.............           5,214       3,983
                                                          ---------   ---------
         Total operating expenses..................          61,710      46,814
                                                          ---------   ---------
         Operating income..........................       $  21,070   $  14,657
                                                          =========   =========

    OPERATING REVENUE. Operating revenue increased by $21.3 million, or 35%, to $82.8 million in 2002 from $61.5 million in 2001. Total carloads increased 26% to 274,896 in 2002 from 219,026 in 2001. Excluding the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and the Georgia Southwestern Railroad, operating revenues were comparable while carloads declined 1%. The average rate per carload increased in 2002 to $264 from $249 in 2001. The increase in the average rate per carload is due to the acquisitions of ParkSierra and StatesRail which, on average, have a higher rate per carload as well as a change in mix of commodities on the existing RailAmerica railroads. Bridge traffic, which declined 3,629 carloads in 2002, has lower rates per carload, thus improving the overall rate per carload.

    OPERATING EXPENSES. Operating expenses increased by $14.9 million, or 32%, to $61.7 million in 2002 from $46.8 million in 2001. StatesRail and ParkSierra's direct operating expenses were $16.1 million in 2002. The operating ratio was 74.6% in 2002 compared to 76.2% in 2001. The improvement in the operating ratio is primarily due to lower fuel, casualty and rental costs in 2002, partially offset by higher general and administrative costs.

    MAINTENANCE OF WAY. Maintenance of way expense increased $1.7 million, or 25%, to $8.3 million in 2002 from $6.7 million in 2001. Excluding ParkSierra and StatesRail, maintenance of way expense decreased $0.8 million primarily due to lower casualty expense in 2002.

    MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $2.3 million, or 45%, to $7.4 million in 2002 from $5.1 million in 2001. Excluding ParkSierra and StatesRail, the decrease was $0.1 million.

    TRANSPORTATION. Transportation expense increased $4.1 million, or 23%, to $21.8 million in 2002 from $17.7 million in 2001. Excluding ParkSierra and StatesRail, transportation expense decreased $0.8 million. The decrease in transportation expense is due primarily to lower fuel prices in 2002. Fuel costs were 83 cents per gallon in 2002 compared to $1.06 per gallon in 2001.

    EQUIPMENT RENTAL. Equipment rental increased $0.9 million, or 24%, to $4.8 million in 2002 from $3.9 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $0.6 million.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $4.6 million, or 49%, to $14.2 million in 2002 from $9.6 million in 2001. Excluding ParkSierra and StatesRail, selling, general and administrative expense increased $0.8 million.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.2 million, or 31%, to $5.2 million in 2002 from $4.0 million in 2001. Excluding ParkSierra and StatesRail, depreciation and amortization increased $0.3 million.


COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

    The following table sets forth the operating revenues and expenses (in thousands) for the Company's North American railroad operations for the six months ended June 30, 2002 and 2001.
                                                           For the six months
                                                              ended June 30,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------
        Operating revenue..............................   $ 164,731   $ 123,288
                                                          ---------   ---------
        Operating expenses:
           Maintenance of way..........................      17,848      13,042
           Maintenance of equipment....................      15,477       9,930
           Transportation..............................      44,238      36,259
           Equipment rental............................       9,797       7,792
           Selling, general and administrative.........      28,367      19,375
           Depreciation and amortization...............      10,728       8,114
                                                          ---------   ---------
           Total operating expenses....................     126,455      94,512
                                                          ---------   ---------
           Operating income............................   $  38,276   $  28,776
                                                          =========   =========

    OPERATING REVENUE. Operating revenue increased by $41.4 million, or 34%, to $164.7 million in 2002 from $123.3 million in 2001. Total carloads increased 23% to 549,915 in 2002 from 447,136 in 2001. Excluding the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and the Georgia Southwestern Railroad, operating revenues were down 1% while carloads declined 3%. The average rate per carload in 2002 was $262 compared to $244 in 2001. The average rate per carload increased as ParkSierra and StatesRail's average rate per carload was higher than RailAmerica's historical rate per carload and a change in commodity mix in 2002. Bridge traffic, which has a lower rate per carload, declined 10,774 carloads in 2002, thus improving the overall rate per carload.

    OPERATING EXPENSES. Operating expenses increased by $31.9 million, or 34%, to $126.5 million in 2002 from $94.5 million in 2001. StatesRail and ParkSierra's operating expenses were $33.1 million in 2002. The operating ratio was 76.8% in 2002, comparable to 76.7% in 2001.

    MAINTENANCE OF WAY. Maintenance of way expense increased $4.8 million, or 37%, to $17.8 million in 2002 from $13.0 million in 2001. Excluding ParkSierra and StatesRail, maintenance of way expense decreased $0.2 million primarily due to lower casualty expense in 2002.

    MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $5.5 million, or 56%, to $15.5 million in 2002 from $9.9 million in 2001. Excluding ParkSierra and StatesRail, the increase was $0.7 million primarily due to the Company's fleet rationalization and upgrade program.

    TRANSPORTATION. Transportation expense increased $8.0 million, or 22%, to $44.2 million in 2002 from $36.3 million in 2001. Excluding ParkSierra and StatesRail, transportation expense decreased $2.1 million. The decrease in transportation expense is due primarily to lower fuel prices in 2002. Fuel costs were 81 cents per gallon in 2002 compared to $1.06 per gallon in 2001.

    EQUIPMENT RENTAL. Equipment rental increased $2.0 million, or 26%, to $9.8 million in 2002 from $7.8 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $1.0 million.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $9.0 million, or 46%, to $28.4 million in 2002 from $19.4 million in 2001. Excluding ParkSierra and StatesRail, selling, general and administrative expense increased $1.1 million.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.6 million, or 32%, to $10.7 million in 2002 from $8.1 million in 2001. Excluding ParkSierra and StatesRail, depreciation and amortization increased $0.4 million.


    INTERNATIONAL RAILROAD OPERATIONS


COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

    The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the three months ended June 30, 2002 and 2001.

                                                         For the three months
                                                             ended June 30,
                                                         ---------------------
                                                           2002        2001
                                                         ---------   ---------
       Operating revenues............................    $  32,482   $  31,861
                                                         ---------  ----------
       Operating expenses:
          Transportation.............................       21,531      19,715
          Selling, general and administrative........        1,886       1,912
          Depreciation and amortization..............        3,142       2,371
                                                         ---------   ---------
             Total operating expenses ...............       26,559      23,998
                                                         ---------   ---------
                 Operating income....................    $   5,923   $   7,863
                                                         =========   =========

    OPERATING REVENUE. Operating revenues increased $0.6 million, or 2%, to $32.5 million in 2002 from $31.9 million in 2001. Freight Australia's revenues were $26.9 million in 2002 compared to $26.4 million in 2001, while Ferronor's revenues were $5.6 million in 2002 compared to $5.5 million during the same periods. Freight Australia benefited from an increase in the Australian Dollar against the U.S. Dollar to 55 cents in 2002 from 51 cents in 2001, impacting revenues by $1.8 million in 2002. This was partially offset by a reduction in grain traffic compared to 2001. Due to the lack of rain in the grain growing regions served by Freight Australia, lower grain traffic may continue over the remainder of 2002.

    OPERATING EXPENSES. Operating expenses increased $2.6 million, or 11%, to $26.6 million in 2002 from $24.0 million in 2001. Freight Australia's operating expenses increased $2.9 million, or 15%, to $22.1 million in 2002 from $19.2 million in 2001. The increase in the Australian Dollar against the U.S. Dollar, as noted above, increased total operating expenses by $1.5 million. The remaining increase at Freight Australia was due to higher maintenance and depreciation expenses associated with track upgrades and rolling stock refurbishment to support increased traffic. In addition, fuel costs were slightly higher at Freight Australia in 2002 as compared to 2001. Ferronor's operating expenses decreased $0.3 million to $4.5 million in 2002 from $4.8 million in 2001. The reduction in operating expenses at Ferronor is due to personnel reductions and lower fuel costs. The operating ratio for the international operations was 81.8% in 2002 compared to 75.3% in 2001.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

    The following table sets forth the operating revenues and expenses (in thousands) for the Company's international railroad operations for the six months ended June 30, 2002 and 2001.

                                                            For the six months
                                                               ended June 30,
                                                           ---------------------
                                                             2002        2001
                                                           ---------   ---------
          Operating revenues.............................  $  61,606   $  61,858
                                                           ---------  ----------
          Operating expenses:
             Transportation..............................     39,882      38,339
             Selling, general and administrative.........      3,445       4,021
             Depreciation and amortization...............      6,116       4,587
                                                           ---------   ---------
                Total operating expenses.................     49,443      46,947
                                                           ---------   ---------
                    Operating income.....................  $  12,163   $  14,911
                                                           =========   =========

    OPERATING REVENUE. Operating revenues were $61.6 million in 2002 comparable to $61.9 million in 2001. Freight Australia's revenues were $50.7 million in 2002 compared to $50.3 million in 2001, while Ferronor's revenues were $10.9 million in 2002 compared to $11.5 million during 2001. Freight Australia benefited from an increase in the Australian Dollar against the U.S. Dollar to 54 cents in 2002 from 52 cents in 2001, impacting revenues by $1.1 million in 2002. This was partially offset by lower grain traffic compared to 2001. Due to the lack of rain in the grain growing regions served by Freight Australia, lower grain traffic may continue over the remainder of 2002. The decline in revenues at Ferronor was due to a change in commodity mix in 2002.

    OPERATING EXPENSES. Operating expenses increased $2.5 million to $49.4 million in 2002 compared to $46.9 million in 2001. Freight Australia's operating expenses increased $3.8 million to $40.8 million in 2002 from $37.0 million in 2001. The increase in the Australian Dollar against the U.S. Dollar, as noted above, impacted total operating expenses by $1.0 million. The remaining increase at Freight Australia was due to higher maintenance and depreciation expenses associated with track upgrades and rolling stock refurbishment to support increased traffic. These increases were partially offset by slightly lower fuel costs in 2002 compared to 2001 at Freight Australia. Ferronor's operating expenses decreased $1.2 million to $8.7 million in 2002 from $9.9 million in 2001. The reduction in operating expenses at Ferronor is due to personnel reductions and lower fuel costs. The operating ratio for the international operations was 80.3% in 2002 compared to 75.9% in 2001.

CORPORATE OVERHEAD AND OTHER

    CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $5.6 million to $13.2 million during the six months ended June 30, 2002 from $7.6 million in the six months ended June 30, 2001. Approximately $2.4 million of the increase is due to the write-off of the estimated failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. In addition, the Company recorded a $0.7 million charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton.

    ASSET SALES. Gains on sales of assets were $5.3 million in 2002 compared to $1.8 million in 2001. The gain in 2002 relates primarily to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million.

    INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, decreased to $25.0 million in 2002 from $28.4 million in 2001. The decrease in interest expense from 2001 to 2002 is primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002 which resulted in a lower interest rate to the Company.

    FINANCING COSTS. In connection with the refinancing in May 2002, the Company incurred a charge of $19.1 million in connection with the termination of its two existing interest rate swaps which fixed the LIBOR component of its debt at 6.72% and the write off of other refinancing related costs incurred in connection with its refinancing.

    DISCONTINUED OPERATIONS. In May 2002, the Company sold the Texas New Mexico Railroad for $2.3 million resulting in a net gain of $1.3 million ($0.9 million, after tax). The gain has been included in Discontinued Operations.

    EXTRAORDINARY CHARGE. In connection with the refinancing of the senior debt in May 2002, the Company wrote off the unamortized balance of the deferred loan costs relating to its old senior credit facility. The total charge of $6.6 million ($4.5 million, after tax) was included as an extraordinary charge.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

    The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company and its subsidiaries.

    The Company's cash provided by operating activities was $1.5 million for the six months ended June 30, 2002. This amount includes a net loss of $5.6 million, $6.6 million of asset sale gains and $31.3 million of changes in working capital accounts offset by $19.5 million in depreciation and amortization, $25.6 million of refinancing related charges and $2.4 million of bid costs. Excluding the payments for the termination of the interest rate swaps, which are classified as an operating activity pursuant to SFAS No. 104, cash flows from operations would have been $18.5 million.

    Cash used in investing activities was $117.6 million for the six months ended June 30, 2002. The primary use of cash was for the purchase of ParkSierra and StatesRail totaling $88.7 million. In addition, capital expenditures during the quarter were $30.4 million. These amounts were partially offset with proceeds from asset sales of $6.8 million.

    Cash provided by financing activities was $90.6 million for the six months ended June 30, 2002. This included $50 million of borrowings to finance the acquisitions of ParkSierra and StatesRail and an additional $50 million of borrowings in connection with the refinancing of the senior credit facility in May. These amounts were partially offset by the payoff of the interest rate swaps and new financing costs totaling $15.4 million.

    As of June 30, 2002, the Company had working capital of $26.5 million, including cash on hand of $35.7 million, and $100 million of availability under its revolving credit facility. The Company's cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company's debt service requirements.

    In May 2002, the Company refinanced its senior credit facility. The new senior credit facility entails 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. At the Company's option, the new senior credit facilities will bear interest at either (1) the alternative base rate (defined as the greater of (i) UBS AG's prime rate and (ii) the Federal Funds Effective Rate plus 0.005%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG's Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers' acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; PROVIDED, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above will be subject to adjustment based on changes in the Company's leverage ratio effective two fiscal quarters after the closing of the new senior credit facilities. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The loans are collateralized by substantially all of the Company's assets other than those of Ferronor and any subsidiary that is designated by the Company as an Unrestricted Subsidiary pursuant to the terms of the credit agreement governing the credit facility. The loans are guaranteed by all the Company's subsidiaries other than the Unrestricted Subsidiaries. The loans are provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

    In connection with the refinancing of the senior credit facility in May, the Company terminated its interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 23, 2004. Under the terms of those collars, the LIBOR component of the Company's interest rates can fluctuate within specified ranges. From November 24, 2002 through April 23, 2003, the floor and cap are 2% and 4.5%, from April 23, 2003 through November 23, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through April 23, 2004, the floor and cap are 3.5% and 5.5% and from April 24, 2004 through November 23, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No. 133. The fair value of these collars were not material at June 30, 2002.

    In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

    The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company's ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company's common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company's assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company's ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond its control. The Company's failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these as of June 30, 2002.

    The Company's long-term business strategy includes the selective acquisition or disposition of transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or development, and whether sufficient financing for such activities will be available on terms acceptable to the Company, if at all.

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

    During the three months ended June 30, 2002, the Company sold the Texas New Mexico Railroad. In accordance with SFAS No. 144, it has been presented as a discontinued operation in 2002.

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, requires that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. It also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management is evaluating the impact this standard may have on the Company's financial statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. Management is evaluating the impact this standard may have on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATES. The Company's interest rate risk results from holding variable rate debt obligations. An increase in interest rates would result in lower earnings and increased cash outflows.

    To partially mitigate the interest rate risk, in June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 23, 2004. Under the terms of these collars, the LIBOR component of the Company's interest rates can fluctuate within specified ranges. From November 24, 2002 through April 23, 2003, the floor and cap are 2% and 4.5%, from April 23, 2003 through November 23, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through April 23, 2004, the floor and cap are 3.5% and 5.5% and from April 24, 2004 through November 23, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No. 133. The fair value of these collars were not material at June 30, 2002.

    DIESEL FUEL. Diesel fuel represents a significant variable expense to the Company's operations. Therefore, the Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Excluding the impact of the hedging program, each one-cent change in the price of fuel would result in approximately a $0.4 million change in fuel expense on an annual basis.

    The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. The Company has entered into swap contracts for 8% of its North American fuel consumption for the second half of 2002 at an average price of approximately $0.63 per gallon. The price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2002 annual meeting on June 20, 2002 at which Donald D. Redfearn, Charles Swinburn and Ferd C. Meyer, Jr. were re-elected as Directors of the Company. No other proposals were presented at the 2002 annual meeting. At the meeting the votes were cast as follows:


                                                     In Favor          Against          Abstain         Broker Non-Votes
                                                     --------          -------          -------         ----------------
Re-election of Donald D. Redfearn                   20,893,689           --            3,383,839              --
Re-election of Charles Swinburn                     23,400,876           --              876,652              --
Re-election of Ferd C. Meyer, Jr.                   23,400,868           --              876,660              --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.85 Credit Agreement, dated as of May 23, 2002 among RailAmerica, Inc., Palm Beach Rail Holding, Inc., RailAmerica Transportation Corp., as a borrower, RailAmerica Canada Corp., as the Canadian Term Borrower, Railink Ltd., as the Canadian Revolver Borrower, RailAmerica Australia Finance Pty., Ltd., as the Australian Term Borrower, Freight Victoria Limited and RailAmerica Australia Pty., Ltd., as the Australian Revolver Borrowers, various financial institutions from time to time parties hereto, as the lenders, UBS Warburg LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Bookrunners, Morgan Stanley Senior Funding, Inc., as Syndication Agent for the lenders, UBS AG, Stamford Branch, as the Administrative Agent for the lenders, The Bank of Nova Scotia, as Collateral Agent for the lenders, and The Bank of Nova Scotia and Credit Lyonnais New York Branch, as the Document Agents for the lenders.


    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002



(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended June 30, 2002.


Items 1,2,3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAILAMERICA, INC.

Date: August 13, 2002                  By: /s/ Bennett Marks
                                       -----------------------------------------
                                       Bennett Marks, Senior Vice President -
                                       Chief Financial Officer, Principal
                                       Financial and Accounting Officer