Form 10-Q
period 2002-09-30
RAILAMERICA INC /DE
filed 2002-11-14
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 0-20618

RAILAMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487

(Address of principal executive offices) (Zip code)

(561) 994-6015

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 — 31,969,323 shares as of November 12, 2002

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$29,659	$59,761
Restricted cash in escrow	1,378	2,418
Accounts and notes receivable, net	64,105	54,278
Other current assets	24,184	14,204

Total current assets	119,326	130,661
Property, plant and equipment, net	943,680	738,775
Other assets	28,639	21,732

Total assets	$1,091,645	$891,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,743	$24,484
Accounts payable	40,791	36,035
Accrued expenses	34,628	39,889

Total current liabilities	89,162	100,408
Long-term debt, less current maturities	399,261	277,203
Subordinated debt	142,870	144,988
Deferred income taxes	148,631	96,822
Minority interest and other liabilities	36,088	50,788

Total liabilities	816,012	670,209

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,986,823 shares and 28,842,090 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	32	29
Additional paid-in capital	262,215	224,248
Retained earnings	46,232	45,902
Accumulated other comprehensive loss	(32,846)	(49,220)

Total stockholders’ equity	275,633	220,959

Total liabilities and stockholders’ equity	$1,091,645	$891,168

The accompanying notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2002 and 2001
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenue	$113,882	$93,173	$340,377	$278,588
Operating expenses:
Transportation	62,554	52,810	190,105	158,171
Selling, general and administrative	22,478	14,881	67,308	45,735
Net (gain) loss on sale of assets	20	(92)	(5,329)	(1,879)
Terminated motor carrier operations, net	1,280	(9)	1,401	189
Depreciation and amortization	9,064	6,513	26,228	19,978

Total operating expenses	95,396	74,103	279,713	222,194

Operating income	18,486	19,070	60,664	56,394
Interest expense	(10,139)	(12,612)	(35,139)	(41,006)
Financing costs and other income (expense)	533	914	(19,156)	1,661

Income from continuing operations before income taxes	8,880	7,372	6,369	17,049
Provision for income taxes	2,739	2,217	1,986	4,953

Income from continuing operations	6,141	5,155	4,383	12,096
(Loss) gain from discontinued operations, net of income taxes	(228)	—	429	—

Income before extraordinary item	5,913	5,155	4,812	12,096
Loss on early extinguishment of debt, net of income taxes	—	(236)	(4,481)	(236)

Net income	$5,913	$4,919	$331	$11,860

Net income available to common stockholders	$5,913	$4,896	$331	$11,563

Basic earnings (loss) per common share:
Continuing operations	$0.19	$0.22	$0.14	$0.58
Discontinued operations	(0.01)	—	0.01	—
Extraordinary item	—	(0.01)	(0.14)	(0.01)

Net income	$0.18	$0.21	$0.01	$0.57

Diluted earnings (loss) per common share:
Continuing operations	$0.19	$0.20	$0.14	$0.53
Discontinued operations	(0.01)	—	0.01	—
Extraordinary item	—	(0.01)	(0.14)	(0.01)

Net income	$0.18	$0.19	$0.01	$0.52

Weighted average common shares outstanding:
Basic	32,089	23,751	32,084	20,491

Diluted	34,730	27,524	32,790	24,416

The accompanying notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$331	$11,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,824	23,742
Financing costs	25,611	—
Gain on sale of assets	(6,323)	(1,879)
Other	4,486	3,898
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	4,302	762
Other current assets	(486)	4,922
Accounts payable	(8,165)	(3,222)
Accrued expenses	(15,212)	(7,376)
Other assets and liabilities	(17,806)	(1,813)

Net cash provided by operating activities	16,562	30,894

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,629)	(44,180)
Proceeds from sale of assets	7,281	11,672
Acquisitions, net of cash acquired	(88,612)	—
Change in restricted cash in escrow	1,040	2,938
Deferred acquisition costs and other	(6,357)	(972)

Net cash used in investing activities	(136,277)	(30,542)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	457,870	75,292
Principal payments on long-term debt	(350,632)	(115,129)
Proceeds from sale of common stock	—	38,149
Proceeds from exercise of stock options and warrants	402	5,234
Purchase of treasury stock	(3,819)	(1,975)
Preferred stock dividends	—	(241)
Debt issuance costs	(15,383)	—

Net cash provided by financing activities	88,438	1,330

Net increase (decrease) in cash	(31,277)	1,682
Effect of exchange rates on cash	1,175	(1,322)
Cash, beginning of period	59,761	13,090

Cash, end of period	$29,659	$13,450

The accompanying notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements which are included in the Company’s 2001 annual report on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. While the adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements, SFAS No. 144 will require the Company to report the results of operations of a railroad that has been disposed of or is being held for disposal in discontinued operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is evaluating the impact this standard may have on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. It also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management is evaluating the impact this standard may have on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. Management is evaluating the impact this standard may have on the Company’s consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. EARNINGS PER SHARE

For the three and nine months ended September 30, 2002 and 2001, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Income from continuing operations for the three and nine months ended September 30, 2001 is reduced by preferred stock dividends and accretion for the basic earnings per share computation.

For the three months ended September 30, 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 5.0 million options and warrants were excluded from the calculation for the three months ended September 30, 2002, as their exercise prices were in excess of the average stock price during the period.

For the nine months ended September 30, 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. Assumed conversion of 2.2 million shares of convertible debt was excluded from the diluted earnings per share calculation, as their impact was anti-dilutive. A total of 3.6 million options and warrants were also excluded from the diluted earnings per share calculation for the nine months ended September 30, 2002, as their exercise prices were in excess of the average stock price during the period.

For the three and nine months ended September 30, 2001, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. A total of 1.6 million options and warrants were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2001, as their impact was anti-dilutive.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from continuing operations	$6,141	$5,155	$4,383	$12,096
Preferred stock dividends and accretion	—	(23)	—	(297)

Income from continuing operations available to common stockholders (basic)	6,141	5,132	4,383	11,799
Preferred stock dividends and accretion	—	23	—	297
Interest on convertible debt	285	253	—	788

Income from continuing operations available to common stockholders (diluted)	$6,426	$5,408	$4,383	$12,884

Weighted average shares outstanding (basic)	32,089	23,751	32,084	20,491
Options and warrants	460	1,438	706	1,126
Convertible debt	2,181	2,335	—	2,799

Weighted average shares outstanding (diluted)	34,730	27,524	32,790	24,416

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. ACQUISITIONS

On January 4, 2002, the Company acquired StatesRail, Inc. (“StatesRail”), a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company’s common stock valued at $23 million.

On January 8, 2002, the Company acquired ParkSierra Corp. (“ParkSierra”), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company’s common stock valued at $25 million.

The cash components of the StatesRail and ParkSierra acquisitions were financed through available cash and an additional $50 million term loan under the Company’s prior senior credit facility (see Note 6).

The results of operations of StatesRail and ParkSierra have been included in the Company’s consolidated financial statements since the dates of their respective acquisitions.

The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisitions of StatesRail and ParkSierra had occurred at the beginning of 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands, except per share data).

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2001	2001

Operating revenue	$115,462	$341,289
Income from continuing operations	$8,085	$16,942
Net income	$8,085	$16,942
Income from continuing operations per share – diluted	$0.26	$0.57
Net income per share — diluted	$0.26	$0.57

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

In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, including a long-term note for $0.8 million, resulting in a gain of $4.5 million. The note receivable bears interest at 5% and is due February 28, 2007. The results of operations for the Georgia Southwestern Railroad were not material.

In December 2000, the Company sold its trailer manufacturing operation which was previously classified as a discontinued operation. For the three and nine months ended September 30, 2002, a charge of $0.2 million, net of income taxes of $0.1 million and $0.4 million, net of income taxes of $0.2 million, respectively, was recorded to discontinued operations in conjunction with the settlement of certain amounts with the buyer of the business.

6. DEBT

In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australia Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (4.63% at September 30, 2002). There were no outstanding balances under the revolver at September 30, 2002. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor.

The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of September 30, 2002.

In connection with the refinancing, the Company terminated its existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 requires the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the nine months ended September 30, 2002. In addition, the Company recorded an extraordinary charge of $4.5 million, net of income taxes of $2.2 million, to write off the unamortized deferred loan costs relating to the prior senior credit facility, as of the date of refinancing.

During the three months ended September 30, 2001, the Company prepaid $19.1 million of long-term debt with cash received from the sale of common stock. Based on this reduction, an extraordinary charge of approximately $0.2 million, net of income tax of $0.1 million, was recorded in the third quarter of 2001 from the write-off of deferred loan costs from this early extinguishment of debt.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. HEDGING ACTIVITIES

The Company currently uses derivatives to hedge against increases in fuel prices and interest. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 8% of total revenues during the nine months ended September 30, 2002. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Each one-cent change in the price of fuel would result in a $0.4 million change in fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of November 12, 2002, the Company had entered into fuel swap agreements to hedge the equivalent of 180,000 gallons per month through December 31, 2002, (8% of estimated North American monthly consumption) at an average price of 63 cents per gallon, excluding transportation and taxes. The fair value of the fuel swap was not material at September 30, 2002. On November 7, 2002, the Company entered into a fuel swap agreement to hedge 750,000 gallons per month in 2003 (30% of estimated North American consumption) at an average price of 66 cents per gallon, excluding transportation and taxes.

As noted in Note 6, the Company terminated its interest rate swaps and reclassified $17.1 million from accumulated other comprehensive loss against earnings during the nine months ended September 30, 2002, in connection with the refinancing of the senior credit facility.

In June 2002, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.5 million at September 30, 2002. On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 4, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.615% on $300 million of debt.

8. COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the nine months ended September 30, 2002, the Company repurchased 384,100 shares at a total cost of $3.8 million.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. The following table reconciles net income to comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$5,913	$4,919	$331	$11,860
Other comprehensive income (loss):
Cumulative effect of accounting change, net of taxes	—	—	—	(4,388)
Unrealized (loss) on derivatives designated as hedges, net of taxes	(1,007)	(6,127)	(2,334)	(7,714)
Realized loss on derivatives designated as hedges, net of taxes	—	—	10,916	—
Change in accumulated translation adjustments	(14,439)	(10,641)	7,792	(20,002)

Total comprehensive income (loss)	$(9,533)	$(11,849)	$16,705	$(20,244)

In 2001, the Company recorded a charge of $4.4 million to comprehensive income for the cumulative effect of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

10. COMMITMENTS AND CONTINGENCIES

In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company intends to vigorously defend these claims, and has insurance coverage of approximately $13.0 million to cover these claims. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims, which are pending or could be asserted against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, and the International rail transportation segment includes the operations of the Company’s railroad subsidiaries in Chile and Australia.

Business segment information for the three and nine months ended September 30, 2002 and 2001 follows (in thousands):

     THREE MONTHS ENDED SEPTEMBER 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$113,882	$84,745	$29,052	$85
Depreciation and amortization	$9,064	$5,502	$3,446	$116
Operating income (loss)	$18,486	$24,183	$1,490	$(7,187)
Income (loss) before income taxes	$8,880	$24,126	$995	$(16,241)
Total assets	$1,091,645	$800,922	$248,434	$42,289

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2001:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$93,173	$61,468	$31,497	$208
Depreciation and amortization	$6,513	$3,721	$2,409	$383
Operating income (loss)	$19,070	$16,566	$5,704	$(3,200)
Income (loss) before income taxes	$7,372	$16,605	$5,173	$(14,406)
Total assets	$829,961	$577,162	$207,191	$45,608

NINE MONTHS ENDED SEPTEMBER 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$340,377	$249,476	$90,658	$243
Depreciation and amortization	$26,228	$16,230	$9,562	$436
Operating income (loss)	$60,664	$62,458	$13,519	$(15,313)
Income (loss) before income taxes	$6,369	$62,326	$9,460	$(65,417)

NINE MONTHS ENDED SEPTEMBER 30, 2001:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$278,588	$184,756	$93,355	$477
Depreciation and amortization	$19,978	$11,835	$6,997	$1,146
Operating income (loss)	$56,394	$45,343	$20,614	$(9,563)
Income (loss) before income taxes	$17,049	$45,366	$17,215	$(45,532)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. (“Issuer”), a wholly-owned subsidiary of RailAmerica, Inc. (“Parent”), sold units including 12 7/8% senior subordinated notes, which were subsequently exchanged for notes registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc. All amounts in the following tables are in thousands.

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$6,850	$(287)	$23,096	$—	$29,659
Cash held in escrow	—	245	1,002	131	—	1,378
Accounts and notes receivable	—	1,448	37,371	25,286	—	64,105
Other current assets	87	698	16,017	7,382	—	24,184

Total current assets	87	9,241	54,103	55,895	—	119,326
Property, plant and equipment, net	43	1,374	617,513	324,750	—	943,680
Other assets	17,078	2,792	3,558	5,211	—	28,639
Investment in and advances to affiliate	289,916	276,336	97,336	1,277	(664,865)	—

Total assets	$307,124	$289,743	$772,510	$387,133	$(664,865)	$1,091,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,650	$—	$390	$10,703	$—	$13,743
Accounts payable	97	3,538	24,098	13,058	—	40,791
Accrued expenses	3,069	2,199	21,580	7,780	—	34,628

Total current liabilities	5,816	5,737	46,068	31,541	—	89,162
Long-term debt, less current maturities	262,350	—	11,479	125,431	—	399,261
Subordinated debt	119,904	21,000	—	1,967	—	142,870
Deferred income taxes	(18,388)	(12,629)	147,112	32,536	—	148,631
Minority interest and other liabilities	1,510	2	7,886	26,690	—	36,088
Stockholders’ equity:
Common stock	—	32	3,253	64,239	(67,492)	32
Additional paid-in capital	758	262,215	435,426	66,239	(502,423)	262,215
Retained earnings	(63,966)	46,232	133,280	58,481	(127,795)	46,232
Accumulated other comprehensive loss	(860)	(32,846)	(11,994)	(19,991)	32,845	(32,846)

Total stockholders’ equity	(64,068)	275,633	559,965	168,968	(664,865)	275,633

Total liabilities and stockholders’ equity	$307,124	$289,743	$772,510	$387,133	$(664,865)	$1,091,645

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$131	$68,848	$44,633	$270	$113,882

Operating expenses:
Transportation	—	—	33,329	29,225	—	62,554
Selling, general and administrative	70	5,665	12,011	4,462	270	22,478
Gain on sale of assets	—	101	(67)	(14)	—	20
Terminated motor carrier operations, net	—	—	—	1,280	—	1,280
Depreciation and amortization	1	40	4,530	4,493	—	9,064

Total operating expenses	71	5,806	49,803	39,446	270	95,396

Operating income (loss)	(71)	(5,675)	19,045	5,187	—	18,486
Interest expense	24	(284)	(8,645)	(1,234)	—	(10,139)
Equity in earnings of subsidiaries	6,622	6,730	—	—	(13,352)	—
Minority interest and other income (expense)	—	2,219	(1,063)	(623)	—	533

Income (loss) from continuing operations before income taxes	6,575	2,990	9,337	3,330	(13,352)	8,880
Provision for income taxes	(155)	(2,923)	4,273	1,544	—	2,739

Income (loss) from continuing operations	6,730	5,913	5,064	1,786	(13,352)	6,141
Gain from discontinued operations (net of tax)	—	—	(228)	—	—	(228)

Income (loss) before extraordinary item	6,730	5,913	4,836	1,786	(13,352)	5,913
Loss on early extinguishment of debt (net of tax)	—	—	—	—	—	—

Net income (loss)	$6,730	$5,913	$4,836	$1,786	$(13,352)	$5,913

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$—	$204,920	$135,457	$—	$340,377

Operating expenses:
Transportation	—	—	103,832	86,273	—	190,105
Selling, general and administrative	100	18,457	37,737	11,014	—	67,308
Gain on sale of assets	—	101	(5,371)	(59)	—	(5,329)
Terminated motor carrier operations, net	—	—	—	1,401	—	1,401
Depreciation and amortization	90	121	13,483	12,534	—	26,228

Total operating expenses	190	18,679	149,681	111,163	—	279,713

Operating income (loss)	(190)	(18,679)	55,239	24,294	—	60,664
Interest expense	(9,872)	(1,191)	(17,803)	(6,273)	—	(35,139)
Equity in earnings of subsidiaries	31,283	6,687	—	—	(37,970)	—
Minority interest and other income (expense)	(19,090)	6,655	(3,186)	(3,535)	—	(19,156)

Income (loss) from continuing operations before income taxes	2,131	(6,528)	34,250	14,486	(37,970)	6,369
Provision for income taxes	(9,037)	(6,859)	12,880	5,002	—	1,986

Income (loss) from continuing operations	11,168	331	21,370	9,484	(37,970)	4,383
Gain from discontinued operations (net of tax)	—	—	429	—	—	429

Income (loss) before extraordinary item	11,168	331	21,799	9,484	(37,970)	4,812
Loss on early extinguishment of debt (net of tax)	(4,481)	—	—	—	—	(4,481)

Net income (loss)	$6,687	$331	$21,799	$9,484	$(37,970)	$331

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$6,687	$331	$21,799	$9,484	$(37,970)	$331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,871	687	13,623	12,643	—	29,824
Financing costs	25,611	—	—	—	—	25,611
Equity in earnings of subsidiaries	(31,283)	(6,687)	—	—	37,970	—
Gain on sale of properties	—	101	(6,364)	(60)	—	(6,323)
Other	(10,825)	(4,311)	13,333	6,289	—	4,486
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,324)	5,811	(185)	—	4,302
Other current assets	(65)	1,935	(2,147)	(209)	—	(486)
Accounts payable	—	1,823	(6,287)	(3,701)	—	(8,165)
Accrued expenses	(5,843)	(880)	(1,792)	(6,697)	—	(15,212)
Other assets and liabilities	(17,057)	10	(2,278)	1,519	—	(17,806)

Net cash provided by (used in) operating activities	(29,904)	(8,315)	35,698	19,083	—	16,562

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(566)	(26,061)	(23,002)	—	(49,629)
Proceeds from sale of properties	—	963	6,120	198	—	7,281
Acquisitions, net of cash acquired	—	—	(88,612)	—	—	(88,612)
Change in restricted cash in escrow	—	—	—	1,040	—	1,040
Deferred acquisition costs and other	—	(2,640)	—	(3,717)	—	(6,357)

Net cash used in investing activities	—	(2,243)	(108,553)	(25,481)	—	(136,277)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	343,500	—	556	113,814	—	457,870
Principal payments on long-term debt	(346,254)	—	(599)	(3,779)	—	(350,632)
Disbursements/receipts on intercompany debt	48,041	(16,378)	72,566	(104,229)	—	—
Proceeds from sale of common stock	—	—	—	—	—	—
Proceeds from exercise of stock options and warrants	—	402	—	—	—	402
Purchase of treasury stock	—	(3,819)	—	—	—	(3,819)
Preferred stock dividends	—	—	—	—	—	—
Debt issuance costs	(15,383)	—	—	—	—	(15,383)

Net cash provided by (used in) financing activities	29,904	(19,795)	72,523	5,806	—	88,438

Net (decrease) increase in cash	—	(30,353)	(332)	(592)	—	(31,277)
Effect of exchange rates on cash	—	—	—	1,175	—	1,175
Cash, beginning of period	—	38,049	45	21,667	—	59,761

Cash, end of period	$—	$7,696	$(287)	$22,250	$—	$29,659

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2001

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash	$—	$38,049	$457	$21,254	$—	$59,761
Cash held in escrow	—	245	2,000	173	—	2,418
Accounts and notes receivable	—	911	29,353	24,014	—	54,278
Other current assets	11	1,344	5,801	7,048	—	14,204

Total current assets	11	40,550	37,611	52,489	—	130,661
Property, plant and equipment, net	48	929	434,137	303,662	—	738,775
Other assets	12,884	3,518	(5,180)	10,510	—	21,732
Investment in and advances to affiliates	344,002	200,103	6,231	(113,810)	(436,526)	—

Total assets	$356,945	$245,099	$472,799	$252,850	$(436,526)	$891,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,635	$—	$2,695	$6,853	$(1,699)	$24,484
Accounts payable	—	1,831	15,667	18,536	—	36,035
Accrued expenses	7,638	1,356	18,635	12,260	—	39,889

Total current liabilities	24,273	3,187	36,997	37,649	(1,699)	100,408
Long-term debt, less current maturities	251,117	—	8,842	17,244	—	277,203
Subordinated debt	118,942	20,679	—	5,367	—	144,988
Deferred income taxes	(28,978)	(12,607	108,991	29,417	—	96,822
Minority interest and other liabilities	15,155	2	20,317	20,729	(5,415)	50,788
Stockholders’ equity:
Common stock	—	29	5,565	62,035	(67,600)	29
Additional paid-in capital	—	224,248	278,322	45,623	(323,945)	224,248
Retained earnings	(14,118)	9,561	37,499	50,826	(37,867)	45,902
Accumulated other comprehensive loss	(9,446)	—	(23,734)	(16,040)	—	(49,220)

Total stockholders’ equity	(23,564)	233,839	297,652	142,444	(429,412)	220,959

Total liabilities and stockholders’ equity	$356,945	$245,099	$472,799	$252,850	$(436,526)	$891,168

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2001

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$130	$45,115	$47,928	$—	$93,173

Operating expenses:
Transportation	—	—	22,841	29,969	—	52,810
Selling, general and administrative	44	3,033	7,655	4,149	—	14,881
Gain on sale of assets	—	—	(85)	(7)	—	(92)
Terminated motor carrier operations, net	—	—	—	(9)	—	(9)
Depreciation and amortization	257	30	3,029	3,197	—	6,513

Total operating expenses	301	3,063	33,440	37,299	—	74,103

Operating income (loss)	(301)	(2,933)	11,675	10,629	—	19,070
Interest expense	(2,284)	(181)	(7,169)	(2,978)	—	(12,612)
Equity in earnings of subsidiaries	7,996	5,930	—	—	(13,926)	—
Minority interest and other income (expense)	—	1,225	257	(568)	—	914

Income from continuing operations before income taxes	5,411	4,041	4,763	7,083	(13,926)	7,372
Provision for income taxes	(755)	(878)	1,540	2,310	—	2,217

Income before extraordinary item	6,166	4,919	3,223	4,773	(13,926)	5,155
Extraordinary loss from early extinguishment of debt (net of tax)	(236)	—	—	—	—	(236)

Net income	$5,930	$4,919	$3,223	$4,773	$(13,926)	$4,919

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2001

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$382	$135,221	$142,985	$—	$278,588

Operating expenses:
Transportation	—	—	69,839	88,332	—	158,171
Selling, general and administrative	127	10,325	23,616	11,667	—	45,735
Gain on sale of assets	26	—	(1,930)	25	—	(1,879)
Terminated motor carrier operations, net	—	—	—	189	—	189
Depreciation and amortization	771	90	9,514	9,603	—	19,978

Total operating expenses	924	10,416	101,039	109,815	—	222,194

Operating income (loss)	(924)	(10,033)	34,182	33,170	—	56,394
Interest expense	(5,607)	(1,217)	(24,324)	(9,858)	—	(41,006)
Equity in earnings of subsidiaries	21,051	16,342	—	—	(37,393)	—
Minority interest and other income (expense)	—	3,673	714	(2,726)	—	1,661

Income from continuing operations before income taxes	14,520	8,764	10,572	20,586	(37,393)	17,049
Provision for income taxes	(2,247)	(3,096)	3,859	6,437	—	4,953

Income before extraordinary item	16,767	11,860	6,713	14,149	(37,393)	12,096
Extraordinary loss from early extinguishment of debt (net of tax)	(236)	—	—	—	—	(236)

Net income	$16,530	$11,860	$6,713	$14,149	$(37,393)	$11,860

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$16,530	$11,860	$6,713	$14,149	$(37,393)	$11,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,446	664	10,029	9,603	—	23,742
Equity in earnings of subsidiaries	(21,051)	(16,342)	—	—	37,393	—
Gain on sale of properties	—	—	(1,799)	(80)	—	(1,879)
Other	(2,017)	(3,501)	8,802	613	—	3,898
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	11	(162)	3,786	(2,873)	—	762
Other current assets	(26)	75	466	4,407	—	4,922
Accounts payable	(74)	(446)	1,919	(4,621)	—	(3,222)
Accrued expenses	(4,748)	(680)	(2,027)	79	—	(7,376)
Other assets and liabilities	—	230	(1,861)	(182)	—	(1,813)

Net cash provided by (used in) operating activities	(7,929)	(8,302)	26,030	21,094	—	30,894

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(310)	(19,538)	(24,332)	—	(44,180)
Proceeds from sale of properties	—	—	7,341	4,331	—	11,672
Change in cash in escrow	—	(245)	1,449	1,734	—	2,938
Deferred acquisition costs and other	—	(904)	(68)	—	—	(972)

Net cash used in investing activities	—	(1,459)	(10,815)	(18,267)	—	(30,542)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	74,800	—	492	—	—	75,292
Principal payments on long-term debt	(109,833)	—	(1,104)	(4,192)	—	(115,129)
Disbursements/receipts on intercompany debt	42,962	(31,409)	(17,257)	5,704	—	—
Proceeds from sale of common stock	—	38,149	—	—	—	38,149
Proceeds from exercise of stock options and warrants	—	5,234	—	—	—	5,234
Purchase of treasury stock		(1,975)				(1,975)
Preferred stock dividends	—	(241)	—	—	—	(241)

Net cash provided by (used in) financing activities	7,929	9,758	(17,869)	1,512	—	1,330

Net increase (decrease) in cash	—	(3)	(2,655)	4,339	—	1,682
Effect of exchange rates on cash	—	—	—	(1,322)	—	(1,322)
Cash, beginning of period	—	7	2,942	10,141	—	13,090

Cash, end of period	$—	$4	$287	$13,157	$—	$13,450

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the world’s largest short line and regional freight railroad operator. It owns 49 railroads operating approximately 12,800 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, the Company operates 46 railroads in 27 states and six Canadian provinces.

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

     In addition, property, plant and equipment comprised 86% of our total assets as of September 30, 2002. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

     In January 2002, the Company acquired StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (consisting of seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company’s common stock valued at $23 million. The cash portion of the purchase price was financed through available cash and a portion of a $50 million term loan under the Company’s prior senior credit facility.

     In January 2002, the Company also acquired ParkSierra Corp. (“ParkSierra”), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company’s common stock valued at $25 million. The cash portion of the purchase price was financed through available cash and a portion of a $50 million term loan under the Company’s prior senior credit facility.

     For the three months ended September 30, 2002, the Company’s operating revenues increased $20.7 million, or 22% to $113.9 million from $93.2 million in the three months ended September 30, 2001. The acquisitions of ParkSierra and StatesRail contributed $23.2 million of operating revenues in 2002. This increase was partially offset by a decrease of $2.5 million in operating revenues from Freight Australia due to the drought in the grain growing regions served in Southeast Australia. Operating income decreased $0.6 million, or 3%, to $18.5 million for the three months ended September 30, 2002 from $19.1 million in the prior comparable quarter in 2001 primarily due to a decrease of $4.8 million in Freight Australia’s operating income due to the drought in Australia partially offset by the acquisitions of ParkSierra and StatesRail. Interest expense, including amortization of deferred financing costs, decreased $2.5 million, or 20%, to $10.1 million for the three months ended September 30, 2002 from $12.6 million in the prior comparable quarter in 2001 primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002 which resulted in a lower interest rate to the Company.

     For the nine months ended September 30, 2002, the Company’s operating revenues increased $61.8 million, or 22%, to $340.4 million from $278.6 million in the nine months ended September 30, 2001. The acquisitions of ParkSierra and StatesRail contributed $67.8 million of operating revenues in the nine months ended September 30, 2002. This increase was partially offset by a decrease of $2.1 million in operating revenues from Freight Australia due to the drought in Australia and $2.6 million from the disposals of Georgia Southwestern Railroad and Texas New Mexico Railroad. Operating income increased $4.3 million, or 8%, to $60.7 million in the nine months ended September 30, 2002 from $56.4 million in the comparable period in 2001 primarily due to the acquisitions of ParkSierra and StatesRail, partially offset by a decrease of $8.2 million in Freight Australia’s operating income. Interest expense, including amortization of deferred financing costs, decreased $5.9 million, or 14%, to $35.1 million for the nine months ended September 30, 2002 from $41.0 million in the comparable period in 2001 primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002 which resulted in a lower interest rate to the Company. During the nine months ended September 30, 2002, the Company recorded a charge to other income (expense) of $19.1 million for the write-off of its interest rate swaps and other refinancing related costs as well as a charge of $4.5 million, after tax, as an extraordinary item for the write-off of the unamortized deferred loan costs from the terminated credit facility which was originally entered into in 2000.

     Set forth below is a discussion of the historical results of operations for the Company’s North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

     The historical results of the Company’s North American railroad operations include the operations of its acquired railroads from the dates of acquisition as follows:

StatesRail (8 railroads)	January 2002
ParkSierra (3 railroads)	January 2002

     The Company disposed of certain railroads during 2001 and 2002 as follows:

Dakota Rail	December 2001
Georgia Southwestern Railroad	March 2002
Texas New Mexico Railroad	May 2002

     As a result, the results of operations for the three and nine months ended September 30, 2002 and 2001 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

     The following table sets forth the operating revenues and expenses (in thousands) for the Company’s North American railroad operations for the three months ended September 30, 2002 and 2001.

	For the three months
	ended September 30,

	2002	2001

Operating revenue	$84,745	$61,468
Operating expenses:
Maintenance of way	8,215	6,352
Maintenance of equipment	7,006	5,181
Transportation	20,959	16,581
Equipment rental	4,838	3,727
Selling, general and administrative	14,042	9,340
Depreciation and amortization	5,502	3,721

Total operating expenses	60,562	44,902

Operating income	$24,183	$16,566

     OPERATING REVENUE. Operating revenue increased by $23.3 million, or 38%, to $84.7 million in 2002 from $61.5 million in 2001. Total carloads increased 26% to 278,595 in 2002 from 220,773 in 2001. These increases are due primarily to the acquisitions of ParkSierra and StatesRail. Excluding the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and the Georgia Southwestern Railroad, operating revenues increased $1.4 million or 2% while carloads declined by 3,847 or 2%. The increase in “same railroad” revenues is due to a change in commodity mix. While lower rated bridge traffic declined 4,062 carloads, certain other commodities, such as metals, increased from 2001. The average rate per carload increased in 2002 to $257 from $245 in 2001. The increase in the average rate per carload is due to the acquisitions of ParkSierra and StatesRail which, on average, have a higher rate per carload as well as the change in mix of commodities as previously discussed.

     The following table compares North American freight revenues, carloads, and average freight revenue per carload for the three months ended September 30, 2002 and 2001:

	For the three months ended			For the three months ended
	September 30, 2002			September 30, 2001

(dollars in thousands,	Freight		Average rate	Freight		Average rate
(except average rate per carload)	Revenues	Carloads	per carload	Revenues	Carloads	per carload

Agricultural & Farm Products	$6,731	22,904	$294	$4,554	17,293	$263
Autos	2,274	9,911	229	2,366	10,704	221
Chemicals	6,827	20,433	334	5,525	15,731	351
Coal	5,656	34,825	162	5,030	25,430	198
Food Products	4,854	15,545	312	2,891	9,764	296
Intermodal	1,088	10,521	103	1,096	9,528	115
Lumber & Forest Products	11,810	29,715	397	9,009	21,725	415
Metals	5,839	20,037	291	3,624	13,272	273
Minerals	4,125	11,776	350	2,024	5,349	378
Metallic/Non-metallic Ores	3,387	13,744	246	2,879	12,244	235
Paper Products	6,699	24,253	276	5,266	16,779	314
Petroleum Products	3,846	9,961	386	2,374	7,305	325
Railroad Equipment/Bridge Traffic	5,928	46,668	127	5,889	50,730	116
Other	2,564	8,302	309	1,626	4,919	331

Total	$71,628	278,595	$257	$54,152	220,773	$245

     OPERATING EXPENSES. Operating expenses increased by $15.7 million, or 35%, to $60.6 million in 2002 from $44.9 million in 2001. StatesRail and ParkSierra’s direct operating expenses were $16.1 million in 2002. The operating ratio was 71.5% in 2002 compared to 73.0% in 2001. The improvement in the operating ratio is primarily due to lower fuel and rental costs in 2002, partially offset by higher general and administrative costs.

     MAINTENANCE OF WAY. Maintenance of way expense increased $1.9 million, or 29%, to $8.2 million in 2002 from $6.4 million in 2001. Excluding ParkSierra and StatesRail, maintenance of way expense decreased $0.5 million primarily due to improved cost controls in 2002.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $1.8 million, or 35%, to $7.0 million in 2002 from $5.2 million in 2001. Excluding ParkSierra and StatesRail, maintenance of equipment expense decreased $0.6 million primarily due to improved cost controls in 2002.

     TRANSPORTATION. Transportation expense increased $4.4 million, or 26%, to $21.0 million in 2002 from $16.6 million in 2001. Excluding ParkSierra and StatesRail, transportation expense decreased $0.8 million. The decrease in transportation expense is due primarily to lower fuel prices in 2002. Fuel costs were 91 cents per gallon in 2002 compared to 97 cents per gallon in 2001.

     EQUIPMENT RENTAL. Equipment rental increased $1.1 million, or 30%, to $4.8 million in 2002 from $3.7 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $0.5 million as a result of a reduction in carloads and improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $4.7 million, or 50%, to $14.0 million in 2002 from $9.3 million in 2001. Excluding costs directly associated with ParkSierra and StatesRail, selling, general and administrative expense increased $1.2 million due to increased labor costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.8 million, or 48%, to $5.5 million in 2002 from $3.7 million in 2001. Excluding ParkSierra and StatesRail, depreciation and amortization increased $0.7 million.

     COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

     The following table sets forth the operating revenues and expenses (in thousands) for the Company’s North American railroad operations for the nine months ended September 30, 2002 and 2001.

	For the nine months
	ended September 30,

	2002	2001

Operating revenue	$249,476	$184,756
Operating expenses:
Maintenance of way	26,370	19,394
Maintenance of equipment	22,483	15,111
Transportation	65,198	52,839
Equipment rental	14,635	11,519
Selling, general and administrative	42,102	28,715
Depreciation and amortization	16,230	11,835

Total operating expenses	187,018	139,413

Operating income	$62,458	$45,343

     OPERATING REVENUE. Operating revenue increased by $64.7 million, or 35%, to $249.5 million in 2002 from $184.8 million in 2001. Total carloads increased 24% to 828,510 in 2002 from 667,909 in 2001. Excluding the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and the Georgia Southwestern Railroad, operating revenues were comparable to prior year while carloads declined by 12,110 or 2%. The “same railroad” revenues remained constant due to a change in commodity mix. While lower rated bridge traffic declined 13,273 carloads, certain other commodities, such as metals, increased from 2001. The average rate per carload in 2002 was $260 compared to $244 in 2001. The average rate per carload increased as ParkSierra and StatesRail’s average rate per carload was higher than RailAmerica’s historical rate per carload and as a result of the change in commodity mix in 2002 as previously discussed.

     The following table compares North American freight revenues, carloads, and average freight revenue per carload for the nine months ended September 30, 2002 and 2001:

	For the nine months ended			For the nine months ended
	September 30, 2002			September 30, 2001

(in thousands, except carload and rate	Freight		Average rate	Freight		Average rate
per carload)	Revenues	Carloads	per carload	Revenues	Carloads	per carload

Agricultural & Farm Products	$20,531	70,303	$292	$14,589	57,449	$254
Autos	7,167	32,024	224	7,605	35,329	215
Chemicals	20,619	62,600	329	17,163	50,491	340
Coal	16,240	92,050	176	14,298	72,010	199
Food Products	14,469	45,398	319	8,926	30,536	292
Intermodal	3,103	28,296	110	3,572	29,446	121
Lumber & Forest Products	36,955	93,788	394	27,142	67,237	404
Metals	18,497	61,492	301	10,939	39,467	277
Minerals	12,695	34,709	366	5,532	14,759	375
Metallic/Non-metallic Ores	11,207	43,791	256	8,381	34,689	242
Paper Products	19,668	70,718	278	15,359	47,265	325
Petroleum Products	12,500	36,177	346	7,702	22,063	349
Railroad Equipment/Bridge Traffic	16,365	139,712	117	17,371	152,985	114
Other	5,780	17,452	331	4,610	14,183	325

Total	$215,796	828,510	$260	$163,188	667,909	$244

     Lumber and forest products revenues were $37.0 million in the nine months ended September 30, 2002 compared to $27.1 million in the nine months ended September 30, 2001, an increase of $9.8 million or 36.2%. The increase of $9.8 million consists of $8.5 million from the acquisitions of ParkSierra and StatesRail and an increase of $1.3 million from the existing North American railroad operations resulting from a new forest product customer in Canada.

     Agricultural and farm products revenues were $20.5 million in the nine months ended September 30, 2002 compared to $14.6 million in the nine months ended September 30, 2001, an increase of $5.9 million or 40.7%. The increase of $5.9 million is primarily the result of the acquisitions of ParkSierra and StatesRail.

     Paper products revenues were $19.7 million in the nine months ended September 30, 2002 compared to $15.4 million in the nine months ended September 30, 2001, an increase of $4.3 million or 28.1%. The increase of $4.3 million consists of $5.7 million from the acquisitions of ParkSierra and StatesRail and an increase of $0.6 million from the existing North American railroad operations, partially offset by a decrease of $2.0 million from divested North American operations. The increase of $0.6 million from existing North American railroad operations is due to the demand for paper products rebounding from depressed levels in 2001.

     Metal revenues were $18.5 million in the nine months ended September 30, 2002 compared to $10.9 million in the nine months ended September 30, 2001, an increase of $7.6 million or 69.1%. The increase of $7.6 million consists of $5.2 million from the acquisitions of ParkSierra and StatesRail and an increase of $2.4 million from the existing North American railroad operations resulting from increased carloads from customers in North Carolina and Southern Ontario.

     Food products revenues were $14.5 million in the nine months ended September 30, 2002 compared to $8.9 million in the nine months ended September 30, 2001, an increase of $5.5 million or 62.1%. The increase of $5.6 million consists of $5.9 million from the acquisitions of ParkSierra and StatesRail, partially offset by a decrease of $0.1 million from the existing North American railroad operations and $0.2 million from divested North American operations.

     Mineral revenues were $12.7 million in the nine months ended September 30, 2002 compared to $5.5 million in the nine months ended September 30, 2001, an increase of $7.2 million or 129.5%. The increase of $7.2 million is due to the acquisitions of ParkSierra and StatesRail.

     Petroleum products revenues were $12.5 million in the nine months ended September 30, 2002 compared to $7.7 million in the nine months ended September 30, 2001, an increase of $4.8 million or 62.3%. The increase of $4.8 million consists of $4.3 million from the acquisitions of ParkSierra and StatesRail and an increase of $0.5 million from the existing North American railroad operations.

     OPERATING EXPENSES. Operating expenses increased by $47.6 million, or 34%, to $187.0 million in 2002 from $139.4 million in 2001. StatesRail and ParkSierra’s operating expenses were $49.2 million in 2002. The operating ratio was 75.0% in 2002, comparable to 75.5% in 2001.

     MAINTENANCE OF WAY. Maintenance of way expense increased $7.0 million, or 36%, to $26.4 million in 2002 from $19.4 million in 2001. Excluding ParkSierra and StatesRail, maintenance of way expense decreased $0.4 million primarily due to improved cost controls in 2002.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $7.4 million, or 49%, to $22.5 million in 2002 from $15.1 million in 2001. Excluding ParkSierra and StatesRail, the expense was comparable to 2001.

     TRANSPORTATION. Transportation expense increased $12.4 million, or 23%, to $65.2 million in 2002 from $52.8 million in 2001. Excluding ParkSierra and StatesRail, transportation expense decreased $2.8 million. The decrease in transportation expense is due primarily to lower fuel prices in 2002. Fuel costs were 84 cents per gallon in 2002 compared to $1.01 per gallon in 2001.

     EQUIPMENT RENTAL. Equipment rental increased $3.1 million, or 27%, to $14.6 million in 2002 from $11.5 million in 2001. Excluding ParkSierra and StatesRail, the expense decreased $1.5 million as a result of a reduction in carloads and improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $13.4 million, or 47%, to $42.1 million in 2002 from $28.7 million in 2001. Excluding ParkSierra and StatesRail, selling, general and administrative expense increased $2.0 million due to increased labor costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $4.4 million, or 37%, to $16.2 million in 2002 from $11.8 million in 2001. Excluding ParkSierra and StatesRail, depreciation and amortization increased $1.0 million.

INTERNATIONAL RAILROAD OPERATIONS

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

     The following table sets forth the operating revenues and expenses (in thousands) for the Company’s international railroad operations for the three months ended September 30, 2002 and 2001.

	For the three months
	ended September 30,

	2002	2001

Operating revenues	$29,052	$31,497

Operating expenses:
Transportation	21,535	20,969
Selling, general and administrative	2,581	2,415
Depreciation and amortization	3,446	2,409

Total operating expenses	27,562	25,793

Operating income	$1,490	$5,704

     OPERATING REVENUE. Operating revenues decreased $2.4 million, or 8%, to $29.1 million in 2002 from $31.5 million in 2001. Freight Australia’s revenues were $23.7 million in 2002 compared to $26.2 million in 2001, while Ferronor’s revenues were $5.4 million in 2002 compared to $5.3 million during the same periods. Freight Australia benefited from an increase in the Australian Dollar against the U.S. Dollar to 55 cents in 2002 from 51 cents in 2001, increasing revenues by $1.4 million in 2002. This was offset by lower grain traffic compared to 2001 due to the drought in Australia. Due to the lack of rain in the grain growing regions served by Freight Australia, lower grain traffic is expected to continue over the remainder of 2002 and through at least a portion of 2003.

     The following table compares International freight revenues, carloads, and average freight revenue per carload for the three months ended September 30, 2002 and 2001:

	For the three months ended			For the three months ended
	September 30, 2002			September 30, 2001

(dollars in thousands, except	Freight		Average rate	Freight		Average rate
average rate per carload)	Revenues	Carloads	per carload	Revenues	Carloads	per carload

Agricultural & Farm Products	$8,933	17,195	$520	$12,978	27,993	$464
Chemicals	2,533	4,939	513	2,358	5,470	431
Intermodal	7,033	22,213	317	6,832	20,750	329
Lumber & Forest Products	434	1,346	322	413	1,857	222
Metals	229	992	231	0	0	0
Minerals	1,342	4,596	292	967	3,702	261
Metallic/Non-metallic Ores	2,358	24,299	97	2,044	19,297	106
Paper Products	331	3,241	102	247	2,935	84
Petroleum Products	312	919	339	177	735	240
Other	6	18	355	21	159	129

Total	$23,511	79,758	$295	$26,101	83,053	$314

     Agricultural and farm products revenues were $8.9 million in the quarter ended September 30, 2002 compared to $13.0 million in the quarter ended September 30, 2001, a decrease of $4.1 million or 31.2%. The decrease of $4.1 million is primarily due to the previously discussed drought in Australia.

     Mineral revenues were $1.3 million in the quarter ended September 30, 2002 compared to $1.0 million in the quarter ended September 30, 2001, an increase of $0.3 million or 38.8%. The increase of $0.3 million is primarily due to a new cement haul in Australia.

     Metallic/ Non-metallic ore revenues were $2.4 million in the quarter ended September 30, 2002 compared to $2.0 million in the quarter ended September 30, 2001, an increase of $0.3 million or 15.4%. The increase of $0.3 million was the result of a new long-term contract to haul copper ore in Chile.

     Metals revenues of $0.2 million in the quarter ended September 30, 2002 were due to a new long-term contract to move copper cathodes and anodes in Chile.

     OPERATING EXPENSES. Operating expenses increased $1.8 million, or 7%, to $27.6 million in 2002 from $25.8 million in 2001. Freight Australia’s operating expenses increased $2.2 million, or 11%, to $22.8 million in 2002 from $20.5 million in 2001. An increase in the Australian Dollar against the U.S. Dollar, as noted above, increased total operating expenses by $1.4 million. The remaining increase at Freight Australia was due to higher maintenance and depreciation expenses associated with track upgrades and rolling stock refurbishment to support increased traffic. These increases were partially offset by reductions in transportation costs directly related to the decrease in grain traffic from 2001. Ferronor’s operating expenses decreased $0.5 million to $4.8 million in 2002 from $5.3 million in 2001. The reduction in operating expenses at Ferronor is due to personnel reductions and lower fuel costs. The operating ratio for the international operations was 94.9% in 2002 compared to 81.9% in 2001.

     COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

     The following table sets forth the operating revenues and expenses (in thousands) for the Company’s international railroad operations for the nine months ended September 30, 2002 and 2001.

	For the nine months
	ended September 30,

	2002	2001

Operating revenues	$90,658	$93,355

Operating expenses:
Transportation	61,418	59,308
Selling, general and administrative	6,159	6,436
Depreciation and amortization	9,562	6,997

Total operating expenses	77,139	72,741

Operating income	$13,519	$20,614

     OPERATING REVENUE. Operating revenues decreased $2.8 million or 3%, to $90.7 million in 2002 from $93.4 million in 2001.

Freight Australia’s revenues were $74.3 million in 2002 compared to $76.5 million in 2001, while Ferronor’s revenues were $16.3 million in 2002 compared to $16.9 million during 2001. Freight Australia benefited from an increase in the Australian Dollar against the U.S. Dollar to 54 cents in 2002 from 52 cents in 2001, increasing revenues by $2.6 million in 2002. This was offset by lower grain traffic compared to 2001 as a result of the drought. The decline in revenues at Ferronor was due to a change in commodity mix in 2002.

     The following table compares International freight revenues, carloads, and average freight revenue per carload for the nine months ended September 30, 2002 and 2001:

	For the nine months ended			For the nine months ended
	September 30, 2002			September 30, 2001

(dollars in thousands,	Freight		Average rate	Freight		Average rate
except average rate per carload)	Revenues	Carloads	per carload	Revenues	Carloads	per carload

Agricultural & Farm Products	$30,886	63,115	$489	$36,276	75,576	$480
Chemicals	7,068	14,236	496	6,004	14,508	414
Coal	7	38	195	189	582	324
Intermodal	20,635	64,308	321	21,015	62,625	336
Lumber & Forest Products	1,215	3,673	331	1,996	8,448	236
Metals	638	2,497	255	10	11	900
Minerals	3,874	14,181	273	2,546	11,520	221
Metallic/Non-metallic Ores	6,875	70,025	98	6,968	63,577	110
Paper Products	960	10,206	94	794	8,346	95
Petroleum Products	1,353	3,041	445	649	2,632	247
Railroad Equipment/Bridge Traffic	0	0	0	9	169	53
Other	19	89	217	31	234	132

Total	$73,530	245,409	$300	$76,486	248,228	$308

     Agricultural and farm products revenues were $30.9 million in the nine months ended September 30, 2002 compared to $36.3 million in the nine months ended September 30, 2001, a decrease of $5.4 million or 14.9%. The decrease of $5.4 million is primarily due to the previously discussed drought in Australia.

     Chemicals revenues were $7.1 million in the nine months ended September 30, 2002 compared to $6.0 million in the nine months ended September 30, 2001, an increase of $1.1 million or 17.7%. The increase of $1.1 million is due to a new contract to haul compressed natural gas from Argentina to Chile.

     Lumber and forest products revenues were $1.2 million in the nine months ended September 30, 2002 compared to $2.0 million in the nine months ended September 30, 2001, a decrease of $0.8 million or 39.1%. The decrease is due to a decline in demand for export wood chips in Australia.

     Minerals revenues were $3.9 million in the nine months ended September 30, 2002 compared to $2.5 million in the nine months ended September 30, 2001, an increase of $1.4 million or 52.1%. The increase of $1.4 million is primarily due to a new contract to extend a cement haul in Australia.

     Petroleum product revenues were $1.4 million in the nine months ended September 30, 2002 compared to $0.6 million in the nine months ended September 30, 2001, an increase of $0.8 million or 108.5%. The increase of $0.8 million is due to a new contract to haul diesel fuel in Chile.

     OPERATING EXPENSES. Operating expenses increased $4.4 million to $77.1 million in 2002 compared to $72.7 million in 2001. Freight Australia’s operating expenses increased $6.0 million to $63.6 million in 2002 from $57.6 million in 2001. An increase in the Australian Dollar against the U.S. Dollar, as noted above, negatively impacted total operating expenses by $2.3 million. The remaining increase at Freight Australia was due to higher maintenance and depreciation expenses associated with track upgrades and rolling stock refurbishment to support increased traffic. Ferronor’s operating expenses decreased $1.7 million to $13.5 million in 2002 from $15.2 million in 2001. The reduction in operating expenses at Ferronor is due to personnel reductions and lower fuel costs. The operating ratio for the international operations was 85.1% in 2002 compared to 77.9% in 2001.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $2.8 million to $6.0 million during the three months ended September 30, 2002 from $3.2 million in the three months ended September 30, 2001. Corporate overhead increased $8.4 million to $19.2 million during the nine months ended September 30, 2002 from $10.8 million in the nine months ended September 30, 2001. Approximately $2.4 million of the increase is due to the write-off of the estimated failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. In addition, the Company recorded a $0.9 million charge in 2002 ($0.2 million in the three months ended September 30, 2002) relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton. The remaining increase was due to the adjustment in 2001 of the corporate bonus accrual and increased headcount in 2002 to support the ParkSierra and StatesRail acquisitions.

     ASSET SALES. Gains on sales of assets were $5.3 million in 2002 compared to $1.9 million in 2001. The gain in 2002 relates primarily to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million.

     TERMINATED MOTOR CARRIER OPERATIONS. In the three months ended September 30, 2002, the Company recorded a charge of $1.2 million for the write-off of assets from the motor carrier division.

     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, decreased to $10.1 million for the three months ended September 30, 2002 from $12.6 million in 2001. For the nine months ended September 30, 2002, interest expense decreased $5.9 million to $35.1 million from $41.0 million in 2001. The decrease in interest expense from 2001 to 2002 is primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002 which resulted in a lower interest rate to the Company.

     FINANCING COSTS AND OTHER INCOME/EXPENSE. Other income (expense) for the three months ended September 30, 2002, includes foreign exchange gains of approximately $0.6 million recognized in conjunction with the decline in the Chilean Peso against the US Dollar. In connection with the May 2002 refinancing, the Company terminated its existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 requires the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the nine months ended September 30, 2002. The Company also incurred a charge of $2.0 million during the nine months ended September 30, 2002 to write-off other refinancing related costs incurred in connection with its May 2002 refinancing.

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

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects the consolidated results of the Company and its subsidiaries.

     The Company’s cash provided by operating activities was $16.6 million for the nine months ended September 30, 2002. This amount includes net income of $0.3 million, $6.3 million of asset sale gains (including the sale of discontinued operations) and $37.4 million of changes in working capital accounts offset by $29.8 million in depreciation and amortization, $25.6 million of refinancing related charges and $2.4 million of bid costs. Excluding the payments for the termination of the interest rate swaps, which are classified as an operating activity pursuant to SFAS No.104, cash flows from operations would have been $33.7 million.

     Cash used in investing activities was $136.3 million for the nine months ended September 30, 2002. The primary use of cash was for the purchase of ParkSierra and StatesRail totaling $88.6 million. In addition, capital expenditures during the period were $49.6 million. These amounts were partially offset with proceeds from asset sales of $7.3 million.

     Cash provided by financing activities was $88.4 million for the nine months ended September 30, 2002. This included $50 million of borrowings to finance the acquisitions of ParkSierra and StatesRail and an additional $50 million of borrowings in connection with the refinancing of the senior credit facility in May 2002. These amounts were partially offset by the new financing costs totaling $15.4 million.

     As of September 30, 2002, the Company had working capital of $30.2 million, including cash on hand of $29.7 million, and $100 million of availability under its revolving credit facility. The Company’s cash flows from operations and borrowing under its credit agreements historically have been sufficient to meet its ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy the Company’s debt service requirements.

     In May 2002, the Company refinanced its senior credit facility. The new senior credit facility entails 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. In addition, the Company may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on apro forma basis on the date of the additional borrowing. At the Company’s option, the new senior credit facilities bear interest at either (1) the alternative base rate (defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.005%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG’s Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; provided, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above will be subject to adjustment based on changes in the Company’s leverage ratio effective two fiscal quarters after the closing of the new senior credit facilities. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The U.S. Term Loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by the Company and its U.S. subsidiaries, the Canadian Term Loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by the Company and its U.S. and Canadian subsidiaries, and the Australian Term Loan and the Australian dollar denominated revolver are collateralized by and guaranteed by the Company and its U.S. and Australian Subsidiaries. The assets of Ferronor, as well as any other subsidiaries designated in the future as Unrestricted Subsidiaries, are not pledged under this agreement and Ferronor and such Unrestricted Subsidiaries have not guaranteed any of the Obligations under the credit facility. The loans were provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

     In connection with the refinancing of the senior credit facility in May, the Company terminated its interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No. 133. As of September 30, 2002, the fair value of these collars was a net liability of $1.5 million. On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 4, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.615% on $300 million of debt.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond its control. The Company’s failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of September 30, 2002.

     The Company’s long-term business strategy includes the selective acquisition or disposition of transportation-related businesses. Accordingly, the Company may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to the Company, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. While the adoption of these pronouncements did not have a material impact on the Company’s financial statements, SFAS No. 144 will require the Company to report the results of operations of a railroad that has been disposed of or is being held for disposal in discontinued operations.

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management is evaluating the impact this standard may have on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. It also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management is evaluating the impact this standard may have on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. Management is evaluating the impact this standard may have on the Company’s financial statements.

INFLATION

     Inflation in recent years has not had a significant impact on the Company’s operations. The Company believes that inflation will not adversely affect the Company in the future unless it increases substantially and the Company is unable to pass through such increases in its freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of the Company’s existing rail lines; the growth of gross revenues; and the sufficiency of the Company’s cash flows for the Company’s future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by the Company; the Company’s dependence upon the agricultural industry as a significant user of the Company’s rail services; the Company’s dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of the Company’s employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core properties and assets; and the regulation of the Company by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. The Company’s interest rate risk results from holding variable rate debt obligations, primarily the Company’s $375 million senior credit facility. An increase in interest rates would result in lower earnings and increased cash outflows.

     To partially mitigate the interest rate risk, in June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.5 million at September 30, 2002. On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 4, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.615% on $300 million of debt.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to the Company’s operations. Therefore, the Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Excluding the impact of the hedging program, each one-cent change in the price of fuel would result in approximately a $0.4 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. The Company has entered into swap contracts for 8% of its North American fuel consumption for the fourth quarter of 2002 and 30% of North American consumption for 2003 at average prices of approximately $0.63 and $0.66 per gallon, respectively. The prices do not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

     (b)  Reports on Form 8-K.

A report on Form 8-K was filed on September 18, 2002 reporting on Item 4, Changes in Registrant’s Certifying Accountant, during the quarter covered by this report.

Items 1,2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: November 13, 2002	By: /s/ Bennett Marks

Bennett Marks, Executive Vice President – Chief Financial Officer, Principal Financial and Accounting Officer

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER

I, Gary O. Marino, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of RailAmerica, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary O. Marino

Gary O. Marino Chief Executive Officer
Date: November 13, 2002

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER

I, Bennett Marks, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of RailAmerica, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

ii) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

ii) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Bennett Marks

Bennett Marks Chief Financial Officer
Date: November 13, 2002