Form 10-K
period 2002-12-31
RAILAMERICA INC /DE
filed 2003-03-27
CIK 887637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2002 Commission File Number 0-20618

                                   ----------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 computed by reference to the average bid and asked prices of registrant's common stock reported on the New York Stock Exchange on such date was $335.8 million.

The number of shares outstanding of registrant's Common Stock, $.001 par value per share, as of March 20, 2003 was 31,797,083.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item 1.   Business                                                            3
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings                                                  16
Item 4.   Submission of Matters to a Vote of Security Holders                17

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           17
Item 6.   Selected Financial Data                                            18
Item 7.   Management's Discussion and Analysis                               21
Item 7a.  Market Risk                                                        34
Item 8.   Financial Statements                                               35
Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       35

PART III

Item 10.  Directors and Executive Officers of the Registrant                 36
Item 11.  Executive Compensation                                             36
Item 12.  Security Ownership of Certain Beneficial Owners and Management     36
Item 13.  Certain Relationships and Related Transactions                     36
Item 14.  Controls and Procedures                                            36

PART IV

Item 15.  Exhibits and Reports on Form 8-K                                   37

Signatures                                                                   40

      This Form 10-K contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, fuel costs, the interest rate environment, governmental regulation and supervision, the inability to successfully integrate acquired operations, the ability to successfully market and sell non-core properties and assets, the ability to service debt, one-time events and other factors described under the heading "Factors affecting our operating results, business prospects and market price of stock" and elsewhere in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms "we," "us," or "our" refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

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

      In January 2003, we announced our intention to sell our 55% equity interest in our Chilean railroad operation, Ferronor. As a result, Ferronor has been presented as a discontinued operation in our financial statements.

      We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. Our principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and our telephone number at that location is (561) 994-6015.

      Our Internet website address is www.railamerica.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). We also make available on our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found by selecting the option entitled "SEC FILINGS" in the "INVESTOR RELATIONS" section on our website. Information contained in or connected to our website is not part of this report.

      During the past six years, we have grown significantly through the following acquisitions:

            o In February 1997, we acquired a 55% equity interest in Ferronor, a Chilean regional railroad, for $7.2 million.

            o In April 1999, we acquired Freight Australia, an Australian regional railroad, for $103 million.

            o In July 1999, we acquired RaiLink, Inc., a holding company that owned or had equity interests in 11 Canadian railroads, for $49.8 million.

            o In September 1999, we acquired the Toledo, Peoria, and Western Railroad, for $17.4 million.

            o In February 2000, we acquired RailTex, Inc., a holding company that owned 25 railroads in the United States and Canada, for $294.2 million.

            o In January 2002, we acquired StatesRail, Inc. ("StatesRail"), a holding company of 8 railroads in the United States, for $90 million.

            o In January 2002, we acquired ParkSierra Corp. ("ParkSierra"), a holding company of 3 railroads in the United States, for $48 million.

BUSINESS STRATEGY

      INCREASE REVENUE THROUGH FOCUSED MARKETING EFFORTS AND RELIABLE RAIL SERVICE. In North America and Australia, we strive to increase our revenues through focused marketing efforts and cost effective and reliable service. In North America, we work with customers, industrial development organizations and our Class I interchange partners to develop transportation solutions to meet the needs of our customers. We specialize in developing customer-driven solutions for logistical issues, with local and regional marketing representatives working directly with customers to ensure that rail transportation services meet their needs. The operating focus of our North American railroads is on meeting and exceeding the customer's expectations by providing frequent, dependable rail service at reasonable rates. In Australia, we market our services to potential customers across the continent, primarily in eastern Australia, as the open access rules allow us to operate over the track owned by other transportation companies. To supplement grain revenue, we are aggressively seeking to diversify our commodity base and regions served. We have recently signed new long-term contracts based in New South Wales that should add $50 million in revenue over the next three to five years and are in the process of soliciting transportation contracts from coal shippers in the Hunter Valley region and other potential customers.

      REDUCE DEBT TO INDUSTRY AVERAGE. At December 31, 2002, our net debt to total capitalization, excluding accumulated other comprehensive loss, was 63%. Our goal is to reduce this amount to 50% by the end of 2004. We intend to accomplish this through our recently announced $100 million asset rationalization plan, retention of earnings and generation of free cash flow. Our asset rationalization plan includes the sale of our 55% equity interest in Ferronor, our Chilean railroad, as well as the sale of other non-strategic and non-core assets in North America and Australia.

      CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. Since 1997, we have made seven significant acquisitions of railroad companies, which owned or had equity interests in 50 railroads for total consideration in excess of $600 million. All of these railroads have been successfully integrated into our operations and in total have added in excess of 11,000 miles of track to our operations and in excess of $400 million in revenues.

      In North America, we seek acquisition candidates that enable us to form geographic clusters of short lines, thereby affording economies of scale as well as marketing and operating synergies. We also seek properties where operating efficiencies can be realized from professional management techniques and asset rationalization, thereby enabling the target railroad to reduce operating costs and improve service. The resultant competitive pricing and better service, coupled with a focused sales and marketing effort, typically yields customer loyalty and increased carloads.

      Acquisition opportunities in North America generally come from three sources. First, certain Class I railroads have stated an intent to sell certain branch lines over the next several years. We believe, based on our strong operating performance and relationships with the Class I railroads, we are a logical choice to acquire some of these properties. Second, as the short line industry itself continues to consolidate, we believe we are in an excellent position to acquire other short lines or groups of short lines because of our industry reputation, demonstrated access to capital, breadth of geographic coverage and ability to efficiently evaluate and negotiate prospective transactions. Third, as industrial companies divest of their railroad operations we believe our cost-effective and customer oriented approach makes us a strong candidate to acquire some of these railroads.

      We continue to monitor acquisition candidates in economically and politically stable international markets as a result of an increasing number of governments seeking to privatize their national rail systems.

      In acquiring rail properties, we compete with other short line and regional railroad operators, some of which have greater financial resources than we do. Competition for rail properties is based primarily upon price, operating history and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial resources, effectively positions us to take advantage of future acquisition opportunities.

NORTH AMERICAN RAILROADS

      We currently own, lease or operate 46 rail properties in North America, of which 45 are short line railroads that provide transportation services for both on-line customers and Class I railroads that interchange with our rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from the Class I interchanges. Each of our North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul makes our rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers. In addition to our 45 short line railroads, we operate one tourist railroad.

      UNITED STATES. We own, lease or operate 37 short line rail properties and one tourist railroad in the United States with approximately 6,500 miles of track. Our properties are geographically diversified and operate in 26 states. We have clusters of rail properties in the Southeastern, Southwestern, Midwestern, Great Lakes, New England and Pacific Coast regions of the United States. We believe that this cluster strategy provides economies of scale and helps achieve operational synergies.

      CANADA. We own, lease or operate 8 short line rail properties in Canada with approximately 1,800 miles of track. Our Canadian properties are geographically diversified and operate in five provinces and the Northwest territories.

INDUSTRY OVERVIEW

      The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 98,000 miles of track in 2001. In addition to large railroad operators, there were more than 560 short line and regional railroads, which operated approximately 45,000 miles of track in 2001.

      The railroad industry is subject to regulations of various government agencies, primarily the Surface Transportation Board, or STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 2001, the Class I railroads had operating revenues of at least $266.7 million, Class II railroads had revenues of $21.3 million to $266.6 million, and Class III railroads had revenues of less than $21.3 million (these thresholds are adjusted annually for inflation).

      In compiling data on the U.S. railroad industry, the Association of American Railroads, or AAR, uses the STB's revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or having revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.

                             2001 INDUSTRY OVERVIEW

                    Number of                      2001 Revenues
Type of Railroad    Carriers     Miles Operated    (in billions)   % of Revenues
----------------    ---------    --------------    -------------   -------------
Class I                  8           97,631            $33.5            91.5%
Regional                34           17,439              1.6             4.4
Local                  529           27,563              1.5             4.1
                       ---          -------            -----           -----
  Total                571          142,633            $36.6           100.0%
                       ===          =======            =====           =====

      As a result of deregulation in 1980, Class I railroads have been able to concentrate on core, long-haul routes, while divesting many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as our company. Divesting branch lines allows Class I railroads to increase traffic density, improve railcar utilization and avoid rail line abandonment. Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture by Class I operators. Consequently, these transactions often result in net increases in the divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

SALES AND MARKETING

      We focus on providing rail service to our customers that is easily accessible, reliable and cost-effective. In many cases, we believe customer service and sales and marketing at railroads that we have acquired have been neglected by the previous owners. We purchased several of our rail lines from Class I railroads. Due to the size of the Class I railroads and their concentration on long-haul traffic, we believe the Class I operators typically have not effectively marketed to customers on these branch line operations.

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

      Interline and local traffic generated 87%, 84% and 86% of our total freight revenue in 2002, 2001, and 2000, respectively. We believe that high levels of interline and local traffic provide us with greater stability of revenues because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.

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

      The following table summarizes freight revenue by type of traffic carried by our North American railroads in 2002, 2001 and 2000 in dollars and as a percent of total freight revenue.

                                  NORTH AMERICA
                                 FREIGHT REVENUE
                             (DOLLARS IN THOUSANDS)

                                2002                   2001                   2000
                         ------------------     ------------------     ------------------
                             $          %           $          %           $          %
                         --------     -----     --------     -----     --------     -----
            Interline    $235,408      81.5%    $165,821      76.5%    $146,184      72.0%
            Local          16,924       5.9%      16,044       7.4%      27,404      13.5%
            Bridge         36,430      12.6%      34,901      16.1%      29,396      14.5%
                         --------     -----     --------     -----     --------     -----
                         $288,762     100.0%    $216,766     100.0%    $202,984     100.0%
                         ========     =====     ========     =====     ========     =====

      All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2002, 2001 and 2000 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                                  NORTH AMERICA
                              INTERCHANGED TRAFFIC

                                                             2002                    2001                    2000
                                                     --------------------    --------------------    --------------------
                                                     Revenues    Carloads    Revenues    Carloads    Revenues    Carloads
                                                     --------    --------    --------    --------    --------    --------
            Union Pacific Railroad                     30.2%       28.3%       22.2%       23.2%       24.0%       21.8%
            Canadian National Railway                  22.2%       19.9%       30.4%       26.1%       24.7%       24.7%
            CSX Transportation                         15.4%       13.4%       16.0%       12.9%       18.9%       15.0%
            Burlington Northern Santa Fe Railway       13.3%       14.5%        6.2%        5.9%        8.5%        7.3%
            Canadian Pacific Railway                    8.7%       11.3%       12.8%       16.6%       10.3%       16.6%
            Norfolk Southern                            4.6%        5.3%        5.6%        6.9%        7.2%        7.3%
            All other railroads                         5.6%        7.3%        6.8%        8.4%        6.4%        7.3%
                                                      -----       -----       -----       -----       -----       -----
                                                      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
                                                      =====       =====       =====       =====       =====       =====

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

      In 2002, we served approximately 1,600 customers in North America. These customers shipped and/or received a wide variety of products. Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 2002, our 10 largest North American customers accounted for approximately 27% of North American transportation revenue, as compared to 25% of North American transportation revenue in 2001.

      The following table sets forth by number and percentage the carloads hauled by our North American railroads during the years ended December 31, 2002, 2001 and 2000.

                       CARLOADS CARRIED BY COMMODITY GROUP

                                              2002                    2001                  2000
                                       ------------------      -----------------     ------------------
        COMMODITY GROUP                Carloads       %        Carloads      %       Carloads       %
---------------------------------      --------     -----      -------     -----     --------     -----
Agricultural & Farm Products             95,005       8.5%      80,835       9.1%      76,593       9.0%
Autos                                    43,843       4.0%      45,962       5.2%      47,900       5.7%
Chemicals                                84,935       7.6%      66,915       7.5%      66,827       8.0%
Coal                                    128,540      11.5%      95,433      10.7%      71,945       8.6%
Food Products                            62,471       5.6%      40,988       4.6%      39,313       4.7%
Intermodal                               39,538       3.5%      42,253       4.7%      30,134       3.6%
Lumber & Forest Products                124,025      11.1%      88,351       9.9%      90,102      10.7%
Metals                                   80,117       7.3%      52,184       5.8%      61,049       7.3%
Metallic/Non-metallic Ores               55,260       5.0%      45,658       5.1%      36,780       4.4%
Minerals                                 45,995       4.1%      19,424       2.2%      16,393       2.0%
Paper Products                           94,528       8.5%      64,914       7.3%      59,124       7.0%
Petroleum Products                       47,252       4.3%      28,593       3.2%      26,840       3.2%
Railroad Equipment/Bridge Traffic       186,388      16.7%     200,565      22.5%     192,323      22.9%
Other                                    26,028       2.3%      19,243       2.2%      24,128       2.9%
                                      ---------     -----      -------     -----      -------     -----
Total                                 1,113,925     100.0%     891,318     100.0%     839,451     100.0%
                                      =========     =====      =======     =====      =======     =====

EMPLOYEES

      Currently, we have approximately 1,600 full-time railroad employees and 125 full-time corporate employees in North America. Approximately 760 of these employees are subject to collective bargaining agreements.

SAFETY

      We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by the Vice President of Safety and Operating Practices, involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line and Regional Railroad Association Safety Committee.

REGULATION

      UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations by numerous government agencies, including (1) regulation by the STB, and the Federal Railroad Administration, or FRA, (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer's Liability Act, and (3) some limited regulation by agencies in the states in which we do business.

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

      CANADA. Our Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act, or CTA. Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiating may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.

      Short line railroads located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada's ten provinces have enacted new legislation, which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under the short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiating may be required in connection with any proposed discontinuance of a provincial railway.

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

FREIGHT AUSTRALIA

      We own Freight Australia, a regional freight railroad operating in and around the State of Victoria, Australia. Freight Australia was purchased from the Government of the State of Victoria, Australia on April 30, 1999 for total consideration of approximately $103 million. Freight Australia operates over 3,150 miles of track under a 45 year lease from the State of Victoria.

INDUSTRY OVERVIEW

      The demographics and geography of Australia dictate that the freight transport business is characterized by long distances and low volumes of freight. Industrial flows tend to relate to production cycles and agricultural product flows are seasonal and driven by export shipping schedules. Generally, the pattern of surface freight movement in Australia comprises:

      o bulk materials and grains from inland areas, usually to the closest port or processing plant

      o inputs to the resources industries from coastal industrial centers, ports and cities to the interior

      o general freight from coastal industrial centers, ports and cities to the interior, and

      o interstate freight, comprising manufactured goods, steel, paper and general freight between capital cities, and to and from major industrial centers.

      In recent years, the Australian rail freight sector's share of the total freight market has been maintained despite growth in road transport, largely because of the growth in Australia's coal and mineral exports. Over a period of 30 years, rail movements of these commodities have increased almost eightfold.

      Major changes have taken place in the rail industry over the last decade, partly as a result of the privatization of government-owned railways and the entry of private sector participants in accordance with the competitive neutrality provisions of the national Competition Principles Agreement. The private sector has taken an increasingly larger role through outsourcing of non-core activities by railway operators.

      The railway network in Australia contains approximately 25,000 miles of track, of which approximately 21,000 miles is track used for general and bulk freight and passenger services. The remaining 4,000 miles are private sector owned and operated, and principally serve Australia's mining and primary production industries.

SALES AND MARKETING

      Freight Australia focuses on providing door-to-door rail service to customers that is easily accessible, reliable and cost-effective since truck and other rail operators are the principle competition. Due to surplus assets and the open access to trackage outside of Victoria, we have been able to market to customers across the Australian continent effectively.

      Following commencement of operations, Freight Australia has attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. We believe that our ability to generate additional traffic is enhanced by our marketing efforts, which are aimed at identifying and responding quickly to the individual business needs of customers along the rail lines. As part of our marketing efforts, we often schedule more frequent rail service. Freight Australia also provides non-scheduled train service on short notice to accommodate customers' special or emergency needs.

      Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our marketing managers. Each marketing manager works closely with personnel in other departments to develop marketing plans to increase shipments from existing customers and to develop business from new customers. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.

      Freight Australia's customers span a variety of industries, with particular emphasis on companies in the Australian agricultural industry for whom we carry bulk grain and other agricultural products. One customer, AWB Limited, represented 25% of Freight Australia's transportation revenue for the year ended 2002, 28% for the year ended 2001 and 25% for the year ended 2000. Additionally, track access fees from V/Line Passenger represented 15% of Freight Australia's operating revenue in 2002, 13% in 2001, and 15% in 2000.

      The following table sets forth by dollar amount (in thousands) and percentage Freight Australia's transportation and infrastructure revenue for the years ended December 31, 2002, 2001 and 2000.

                                                             2002                2001                2000
                                                      -----------------   -----------------   -----------------
                                                        US$                 US$                 US$
                                                      Amount        %     Amount        %     Amount        %
                                                      -------     -----   -------     -----   -------     -----
Agricultural products                                 $36,913        40%  $46,265        47%  $45,440        46%
Track access fees                                      18,074        20%   15,367        16%   16,309        16%
Intermodal containers                                  12,950        14%    9,742        10%   13,148        13%
Fast Track parcel service                               6,924         8%    8,235         8%    8,210         8%
Bulk (i.e., cement, gypsum,
  stone, logs)                                          9,174        10%   10,595        11%    9,932        11%
Interstate                                              7,626         8%    8,428         8%    5,954         6%
                                                      -------     -----   -------     -----   -------     -----
  Total transportation and infrastructure revenue     $91,661     100.0%  $98,632     100.0%  $98,993     100.0%
                                                      =======     =====   =======     =====   =======     =====

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

EMPLOYEES

      Freight Australia currently has approximately 705 employees. Most of these employees are subject to collective bargaining agreements.

SAFETY

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

REGULATION

      Freight Australia is subject to regulation in the State of Victoria by the Office of the Regulator-General. The Office of the Regulator-General, known as ORG, was established by the Office of the Regulator-General Act. The purpose of the ORG is to create a regulatory framework for regulated industries which promotes and safeguards competition and fair and efficient market conduct or, if there is no competitive market, promotes the simulation of competitive market conduct and the prevention of misuse of monopoly power. These objectives were expanded by the Victorian Government in the Rail Corporations Act 1996 to ensure that rail users have fair and reasonable access to declared railway services.

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

      The Secretary to the Department of Infrastructure may take disciplinary action against an accredited (licensed to provide certain services) railroad if the railroad has failed to comply with the requirements of accreditation or has permitted an unsafe practice or acted negligently. Disciplinary action, which the Secretary may take, includes disqualifying the railroad from holding an accreditation for a period specified by the Secretary, suspension of the accreditation, early expiry of the accreditation and immediate or future cancellation of the accreditation.

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

FERRONOR

      Ferronor owns and operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile's southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. In addition, commencing in 2002, Ferronor began operating the Potrerillos Railway, a customer-owned 57 mile freight railroad. In January 2003, we announced our intention to sell our 55% equity interest in Ferronor. As a result, Ferronor has been presented as a discontinued operation in our financial statements.

ITEM 2. PROPERTIES

NORTH AMERICAN RAILROAD PROPERTIES

The following table sets forth information with respect to the North American railroad properties that we owned as of March 22, 2003:

                                          DATE OF     TRACK                                                    PRINCIPAL
        RAILROAD                        ACQUISITION   MILES      STRUCTURE         LOCATION                   COMMODITIES
        --------                        -----------   -----      ---------         --------                   -----------
Alabama and Gulf Coast Railway           Jan. 2002     141    Owned,               Alabama,            Forest and paper products,
                                                              Trackage rights      Florida             chemicals, food products

Arizona & California Railroad            Jan. 2002     297    Owned,               Arizona,            Cement, asphalt, forest
                                                              Trackage rights      California          products, steel

Arizona Eastern Railway                  Jan. 2002     135    Owned                Arizona             Copper cathode and related
                                                                                                       materials

California Northern Railroad             Jan. 2002     255    Leased,              California          Oil/gas transmission pipe,
                                                              Trackage rights                          minerals, beer, food
                                                                                                       products, grains

Cape Breton & Central Nova               Feb. 2000     245    Owned                Nova Scotia         Coal, paper, chemicals
Scotia Railway

Carolina Piedmont Railroad               Feb. 2000      49    Owned                South Carolina      Chemicals, metal
                                                                                                       products, clay,  food
                                                                                                       products

Cascade and Columbia River               Sept. 1996    130    Owned;               Washington          Lumber & wood products,
Railroad                                                      Trackage rights                          minerals, agricultural
                                                                                                       products

Central Oregon & Pacific                 Feb. 2000     449    Owned; Leased;       Oregon,             Lumber & wood products,
Railroad                                                      Trackage rights      California          paper, chemicals

Central Railroad of Indiana              Feb. 2000      81    Owned                Indiana, Ohio       Chemicals, minerals, clay,
                                                                                                       food products

Central Railroad of                      Feb. 2000      73    Leased;              Indiana             Farm and food products,
Indianapolis                                                  Trackage rights                          chemicals, metals

Central Western                          July 1999      21    Owned                Alberta             Agricultural products

Connecticut Southern                     Feb. 2000      78    Owned;               Connecticut         Lumber & wood products,
                                                              Trackage rights                          paper products, chemicals,
                                                                                                       bridge traffic

Dallas Consolidated                      Feb. 2000     294    Leased               Texas               Farm & food products,
(Dallas, Garland &                                                                                     paper products, railroad
Northeastern Railroad and                                                                              equipment, chemicals,
Texas Northeastern Railroad)                                                                           autos

E&N Railway                              Jan. 1999      61    Owned                British             Paper products, minerals,
                                                       120    Leased               Columbia            chemicals

Eastern Alabama Railway                  Jan. 2002      25    Owned                Alabama             Minerals

Goderich-Exeter Railway                  Feb. 2000     159    Owned;               Ontario             Auto parts, farm
                                                              Leased                                   products, chemicals

Huron and Eastern Railway                March 1986    171    Owned;               Michigan            Agricultural products
                                          May 1988            leased;
                                                              Trackage rights

Ohio Consolidated                        Feb. 2000     577    Owned;               Michigan,           Autos, bridge traffic
(Indiana & Ohio Railway and                                   Leased               Ohio, Indiana       agricultural products,
 Indiana & Ohio Central Railroad)                                                                      chemicals, pulpboard

                                          DATE OF     TRACK                                                    PRINCIPAL
        RAILROAD                        ACQUISITION   MILES      STRUCTURE         LOCATION                   COMMODITIES
        --------                        -----------   -----      ---------         --------                   -----------
Indiana Southern Railroad                Feb. 2000     176    Owned;               Indiana             Coal, farm products,
                                                              Trackage rights                          chemicals

Kiamichi Railroad                        Jan. 2002     230    Owned,               Arkansas,           Steel, coal, aggregates,
                                                              Trackage rights      Oklahoma,           cement, food items, forest
                                                                                   Texas               products, paper products

Kyle Railroad                            Jan. 2002     692    Owned                Colorado,           Agricultural products, coal,
                                                                                   Kansas,             asphalt, aggregates
                                                                                   Nebraska

Lahaina, Kaanapali & Pacific Railroad    Jan. 2002       6    Owned                Hawaii              Tourists

Lakeland & Waterways                     July 1999     120    Owned                Alberta             Forest products,
                                                                                                       agricultural products,
                                                                                                       petroleum coke, bridge
                                                                                                       traffic

Mackenzie Northern                       July 1999     650    Owned                Alberta,            Fuel, forest products,
                                                                                   Northwest           agricultural products,
                                                                                   Territory           chemicals

Michigan Consolidated                    Feb. 2000     118    Owned                Michigan            Agricultural products,
(Mid-Michigan Railroad,                                                                                auto parts, fertilizer
Grand Rapids Eastern
Railroad, and Michigan
Shore Railroad)

Missouri & Northern                      Feb. 2000     527    Owned; leased;       Missouri,           Coal, farm products,
Arkansas Railroad                                             trackage rights      Arkansas,           food products,
                                                                                   Kansas              minerals, roofing material

New England Central                      Feb. 2000     343    Owned;               Vermont, New        Lumber & wood products,
Railroad                                                      Leased               Hampshire,          paper products, plastic,
                                                                                   Massachusetts,      coal, copper, bridge
                                                                                   Connecticut         traffic

Ottawa Valley Railway                    July 1999     389    Leased               Ontario             Bridge traffic, acid,
                                                                                                       copper concentrates,
                                                                                                       chemicals

Otter Tail Valley Railroad               Oct. 1996      72    Owned                Minnesota           Coal, agricultural
                                                                                                       products, fertilizer

Puget Sound and Pacific Railroad         Jan. 2002     150    Owned,               Washington          Forest products, chemicals,
                                                              Trackage rights                          grains, fertilizers, metal
                                                                                                       products

Saginaw Valley Railway                   Jan. 1991      57    Owned                Michigan            Agricultural products,
                                         Apr. 1998                                                     fertilizer , stone

San Diego & Imperial                     Feb. 2000     124    Trackage rights      California,         Petroleum, paper
Valley Railroad                                                                    Mexico              products, non-metallic
                                                                                                       ores, lumber

San Joaquin Valley Railroad              Jan. 2002     341    Owned,               California          Consumer products, citrus
                                                              Trackage rights                          and food products, paper
                                                                                                       products, metals, petro-
                                                                                                       chemical products

San Pedro & Southwestern Railroad        Jan. 2002      78    Owned                Arizona             Lime, nitrogen, fertilizer

South Carolina Central                   Feb. 2000      97    Owned                South Carolina      Chemicals, metals, coal,
Railroad                                                                                               paper products, waste

Southern Ontario Railway                 July 1999      54    Leased               Ontario             Fuel, metals,
                                                                                                       agricultural products

                                          DATE OF     TRACK                                                    PRINCIPAL
        RAILROAD                        ACQUISITION   MILES      STRUCTURE         LOCATION                   COMMODITIES
        --------                        -----------   -----      ---------         --------                   -----------
Toledo, Peoria and Western               Sept. 1999    369    Owned;               Indiana,            Intermodal, agricultural
Railroad                                                      Trackage             Illinois, Iowa      products, fertilizers,
                                                              rights                                   chemicals

Ventura County Railroad                  Aug. 1998      13    Leased               California          Automobiles, chemicals,
                                                                                                       paper products

Virginia Consolidated                    Feb. 2000     211    Leased;              Virginia,           Coal, lumber, metals
(Chesapeake & Albermarle                                      Owned                North Carolina
Railroad, North Carolina
& Virginia Railroad, and
Virginia Southern
Railroad)

West Texas & Lubbock                     Nov. 1995     104    Owned                Texas               Fertilizer, chemicals,
Railroad                                                                                               cotton products, scrap
                                                                                                       iron, steel

                                                     -----
Total track miles                                    8,282
                                                     =====

AUSTRALIAN RAILROAD PROPERTIES

      On April 30, 1999, through our wholly owned subsidiary Freight Australia, we prepaid a 45-year lease to operate 3,150 miles of track in the State of Victoria, Australia. Freight Australia's principal commodity is agricultural products for use in southwestern Australia as well as export markets.

CHILEAN RAILROAD PROPERTIES

      In Chile, Ferronor owns and/or operates approximately 1,500 miles of track, extending from La Calera in the south, to its northern terminus at Iquique. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. In 2002, Ferronor commenced operating the Potrerillos Railway, a customer-owned 57 mile railroad.

NORTH AMERICAN ROLLING STOCK

      The following tables summarize the current composition of our North American railroad equipment fleet.

                                                        FREIGHT CARS
TYPE                                       OWNED           LEASED          TOTAL
----                                       -----        ------------       -----
Covered hopper cars                          147           2,425           2,572
Open top hopper cars                          91             262             353
Box cars                                     103           2,302           2,405
Flat cars                                    214           1,122           1,336
Tank cars                                      6               0               6
Gondolas                                       3             383             386
Passenger car                                 17               0              17
                                           -----           -----           -----
                                             581           6,494           7,075
                                           =====           =====           =====

                                                        LOCOMOTIVES
HORSEPOWER/UNIT                            OWNED           LEASED          TOTAL
---------------                            -----        ------------       -----
Over 2000                                    102             248             350
1500 to 2000                                  61              55             116
Under 1500                                    10              19              29
                                           -----           -----           -----
                                             173             322             495
                                           =====           =====           =====

INTERNATIONAL ROLLING STOCK

      The following tables summarize the current composition of our Australian and Chilean railroad equipment fleet. We own all of our international equipment fleet.

                                                       FREIGHT CARS
TYPE                                       CHILE         AUSTRALIA         TOTAL
----                                       -----       ------------        -----
Covered hopper cars                            0           1,111           1,111
Open top hopper cars                         223              88             311
Box cars                                     145             275             420
Intermodal containers                         87             685             772
Tank cars                                     34              79             113
Flat cars                                      0             217             217
Gondolas                                      65              73             138
                                           -----           -----           -----
                                             554           2,528           3,082
                                           =====           =====           =====

                                                        LOCOMOTIVES
HORSEPOWER/UNIT                            CHILE         AUSTRALIA         TOTAL
---------------                            -----       ------------        -----
Over 2000                                      0              32              32
1500 to 2000                                   2              25              27
Under 1500                                    40              50              90
                                           -----           -----           -----
                                              42             107             149
                                           =====           =====           =====

      Based on current and forecasted traffic levels on our railroads, management believes that our present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support our operations. We believe that our insurance coverage with respect to our property and equipment is adequate.

ADMINISTRATIVE OFFICES AND OTHER

      We own a 59,500 square foot office building, located in Boca Raton, Florida, where our executive offices are located. Of this space, approximately 12,600 square feet are leased to third parties. In addition, we lease approximately 21,000 square feet of office space in San Antonio, Texas for $500,000 annually. The lease expires December 31, 2005.

      Freight Australia's administrative office is in Melbourne, Australia. Freight Australia leases approximately 20,000 square feet of space from the Victorian Government for $200,000 annually. The lease expires May 31, 2004.

      Ferronor's administrative office is in Coquimbo, Chile, where Ferronor owns a three-story 21,600 square foot office building.

ITEM 3. LEGAL PROCEEDINGS

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

      In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. And RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, Inc., and others in connection with fires that allegedly occurred in 1998. We are vigorously defending these claims and have insurance coverage to approximately $13.0 million to cover these claims. It is the opinion of management that the ultimate liability, if any, with respect to these matters will fall within the insurance coverage and that these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

           2001                             High Sales Price     Low Sales Price
      --------------                        ----------------     ---------------

      First Quarter                              $10.250             $ 7.500
      Second Quarter                              13.750               9.563
      Third Quarter                               14.250              10.050
      Fourth Quarter                              15.250               9.750
                                                 -------             -------

           2002                             High Sales Price     Low Sales Price
      --------------                        ----------------     ---------------

      First Quarter                              $14.640             $ 9.230
      Second Quarter                              11.310               8.500
      Third Quarter                               10.850               6.900
      Fourth Quarter                               8.200               6.500
                                                 -------             -------

           2003                             High Sales Price     Low Sales Price
      --------------                        ----------------     ---------------

      First Quarter (through March 24)           $  7.65             $  4.44
                                                 -------             -------

      As of March 24, 2003, there were 553 holders of record of the common stock. We have never declared or paid a dividend on our common stock. Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

      The results of our continuing operations for the years ended December 31, 2002, 2001 and 2000 include the results of certain railroads from the dates they were acquired as follows: StatesRail, effective January 4, 2002; ParkSierra, effective January 8, 2002; RailTex, effective February 1, 2000; Freight Australia, effective April 30, 1999; RaiLink, effective August 1, 1999; and TPW, effective September 1, 1999. The income statement data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our financial statements not included (in thousands, except operating and per share data). Ferronor has been presented as a discontinued operation.

                                                                          AS OF AND FOR THE
                                                                       YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                    2002          2001          2000         1999         1998
                                                 ----------    ----------    ----------    --------    ---------
INCOME STATEMENT DATA
   Operating revenue                             $  428,243    $  347,546    $  334,615    $109,845    $  23,212
   Operating income                                  70,505        71,225        67,438      21,463        1,269
Income (loss) from continuing operations              5,263        15,792         8,359       4,585       (1,467)
Basic earnings (loss) per common share from
   continuing operations                         $     0.16    $     0.72    $     0.43    $   0.32    $   (0.15)
Diluted earnings (loss) per common share from
   continuing operations                         $     0.16    $     0.66    $     0.42    $   0.32    $   (0.15)
Weighted average common shares - Basic               32,047        21,510        18,040      11,090        9,553
Weighted average common shares - Diluted             32,620        25,350        18,267      11,665        9,553

BALANCE SHEET DATA
Total assets                                     $1,106,553    $  891,168    $  839,703    $443,929    $ 130,964
Long-term obligations, including
  current maturities                                387,321       301,687       358,856     162,827       66,327
Subordinated debt                                   141,331       144,988       141,411     122,449           --
Redeemable convertible preferred stock                   --            --         6,613       8,830           --
Stockholders' equity                                278,903       220,959       123,434      69,467       34,760

OPERATING DATA
Freight carloads                                  1,314,794     1,113,028     1,042,987     300,412       49,519
Track mileage                                        12,800        11,000        11,000       8,400        2,400
Number of full time employees                         2,676         2,180         2,230       1,707          652

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

      Substantial Debt and Debt Service. As of December 31, 2002, we had substantial indebtedness, and, as a result, we incur significant interest expense. The degree to which we are leveraged could have important consequences, including the following:

      - our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

      - a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which would reduce the funds that would otherwise be available to us for our operations and future business opportunities; and

      - fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because the interest under our credit facilities is payable at variable rates.

      A default could result in acceleration of our indebtedness. If this occurs, our business and financial condition may be materially adversely affected.

      While as of December 31, 2002, we had no borrowings under our revolving credit facility, this facility allows us to borrow a total of $100 million and we may borrow up to an additional $100 million of term debt in connection with acquisitions if we meet specified conditions.

      Covenant Restrictions. Our credit facilities and the indenture governing our senior subordinated notes contain numerous covenants imposing restrictions on our ability to, among other things:

      -     incur more debt;

      - pay dividends, redeem or repurchase our stock or make other distributions;

      -     make acquisitions or investments;

      -     use assets as security in other transactions;

      -     enter into transactions with affiliates;

      -     merge or consolidate with others;

      -     dispose of assets or use asset sale proceeds;

      -     create liens on our assets; and

      -     extend credit.

      In addition, our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities and indenture could result in an event of default under the credit facilities or the indenture, which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment as described in the previous risk factor.

      Fuel Costs. Fuel costs were approximately 6.9% of our historical revenues for the year ended December 31, 2002, 8.1% for the year ended December 31, 2001 and 8.7% for the year ended December 31, 2000. Fuel prices and supplies are influenced significantly by international political and economic circumstances. If a fuel supply shortage or unusual price volatility were to arise for any reason, higher fuel prices would materially affect our operating results. While we elected to hedge approximately 35% of our anticipated North American fuel needs for 2003, 65% of those needs remain unhedged.

      Acquisitions and Integration. We have acquired many railroads since we commenced operations in 1992 and intend to continue to maintain an acquisition program. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business.

      If these disruptions and difficulties occur, they may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from that integration and may cause material adverse short- and long-term effects on our operating results and financial condition.

      Financing for acquisitions may come from several sources, including cash on hand and proceeds from the incurrence of indebtedness or the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of any additional securities could result in dilution to our stockholders.

      Foreign Operations. We have railroad operations in Australia, Chile and Canada. We may also consider acquisitions in other foreign countries. The risks of doing business in foreign countries include:

      -     adverse changes in the economy of those countries;

      -     exchange rate fluctuations;

      -     adverse effects of currency exchange controls;

      -     restrictions on the withdrawal of foreign investment and earnings;

      - government policies against ownership of businesses by non-nationals;

      -     the potential instability of foreign governments; and

      - economic uncertainties including, among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

      Reliance on Australian Agriculture. Factors that negatively affect the agricultural industry in the regions in which Freight Australia operates could have a material adverse effect on our results of operations and financial condition. These factors include drought or other weather conditions, export and domestic demand and total world supply, and fluctuations in agricultural prices. For the year ended December 31, 2001 approximately 45% of Freight Australia's revenues and for the year ended December 31, 2002 approximately 39% of Freight Australia's revenues were derived from the agricultural industry. Our 2002 results of operations were significantly adversely impacted by a severe drought in Australia. We expect the drought to continue to adversely affect our business in 2003. As a result, Freight Australia will continue to be affected by unfavorable conditions affecting the agricultural industry in areas served by Freight Australia.

      Environmental and Other Governmental Regulation. Our railroad and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations. We could incur significant costs as a result of any allegations or findings to the effect that we have violated, or are strictly liable under these laws or regulations. We may be required to incur significant expenses to investigate and remediate environmental contamination. We are also subject to governmental regulation by a significant number of foreign, federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, environmental, maintenance and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us.

      Continuing Relationships with Class I Carriers. The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on our North American railroads is interchanged with Class I carriers. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange and trackage rights. Class I carriers are also sources of potential acquisition candidates as they continue to divest themselves of branch lines to smaller rail operators. Because we depend on Class I carriers for our North American operations, our business and financial results may be adversely affected if our relationships with those carriers were to deteriorate.

      Risks of Our Australian Operations. In addition to the risks described above, our Australian operations are subject to the following risks and uncertainties:

      - The applicable legislative framework enables third party rail operators to gain access to the railway infrastructure on which we operate for access fees. Because of this regulatory framework, we may lose customers or be forced to reduce rates to compete with third party rail operators.

      - Our access agreement with V/Line Passenger in Australia contains penalty provisions if trains using the railway infrastructure are delayed, early or cancelled under a variety of circumstances resulting from our actions.

      - The director of public transport for the State of Victoria, Australia may terminate our long-term railway infrastructure lease in specified circumstances, including: (1) if we fail to maintain all necessary accreditations; (2) if we fail to maintain railway infrastructure; and (3) if we fail to maintain insurance.

      Our Australian subsidiary generates approximately 19% of its total revenues under a five-year arrangement with AWB, Limited, the sole exporter of Australian wheat. AWB, Limited may terminate the agreement under specified limited circumstances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      We are the world's largest short line and regional freight railroad operator. We own 49 railroads operating approximately 12,900 route miles in the United States, Canada, Chile, Argentina and Australia. In North America, we operate in 26 states, five Canadian provinces and the Northwest Territories.

      In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, the results of operations for the years presented have been reclassified to discontinued operations.

      Our principal business consists of the operations of North American short line freight railroads and international regional railroads. During 2002, excluding Ferronor, 78% of our revenues were derived from railroad operations in North America while 22% of revenues were derived from our international railroad operations based in Australia.

      Our North American rail group operates 46 railroads. Each of these railroads operates independently with their own customer base. While these railroads are spread out geographically and carry diverse commodities, bridge traffic accounted for 17%, coal accounted for 12%, and lumber and forest products accounted for 11% of our carloads in North America during 2002. As a percentage of revenues, which is impacted by several factors including the length of the haul, bridge traffic generated 8%, coal generated 8%, and lumber and forest products generated 17% of our North American freight revenues. Bridge traffic, which neither originates or terminates on our line, generally has a lower rate per carload.

      Freight Australia, our Australian regional railroad, has two primary sources of revenues. The first is freight revenues, which comprises 78% of Freight Australia's total revenues. Freight Australia hauls various commodities over its line including agricultural products, cement, gypsum, stone and logs. Agricultural products comprised approximately 39% of Freight Australia's total revenues in 2002. The level of revenues from agricultural products is highly dependent on the annual grain harvest in the State of Victoria. The grain harvest in the fourth quarter of 2002 was very poor due to the worst drought in many years in the grain regions served by Freight Australia. As a result, revenues from transporting grain were 21% lower in 2002 than in 2001. To partially offset this decrease in revenues and to reduce our dependence on grain business, Freight Australia has pursued and been awarded several new long-term contracts to move a variety of other commodity types. It is anticipated that these new contracts should add approximately $50 million of new revenues over the next three to five years. The second source of revenue is access fees paid to us by other passenger or freight operators for the right to operate over our railroad. These amounts accounted for 19% of Freight Australia's revenues in 2002.

      In addition to our railroad operations, we have historically generated gains through asset sales. Through our various North American railroads, we own 8,300 miles of track and 63,000 acres of land. We continually review our portfolio of railroads and look to sell entire railroads, portions of railroads or underutilized real estate where holding such assets does not meet our internal criteria. During 2002, we generated net gains of $9.2 million. These gains are included in operating income in our consolidated statements of income.

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

      In February 2000, we acquired RailTex, which owned and operated 25 railroads with over 4,100 miles of track in North America. Total consideration for the acquisition was $294 million, consisting of $128 million in cash, assumption of $105 million in debt and 6.6 million shares of our common stock valued at $61 million.

      In December 2000, we sold our specialty truck trailer manufacturing operations for $39 million. This segment is presented as a discontinued operation for each period presented.

Critical Accounting Estimates

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

      The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, Australian long service leave, deferred income taxes and property, plant and equipment.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies,"an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statement of operations in the period of the change.

      Freight Australia maintains a long service leave program for its employees. Under the program, an employee is entitled to paid leave of up to 13 weeks after they have performed 10 years of service. Key assumptions in estimating this liability are the discount rate, annual rate of increase in compensation levels, employee turnover and the number of years before employees use the accrued leave.

      Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse impact on earnings.

      Property, plant and equipment comprised 82% of our total assets as of December 31, 2002. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

      For a complete description of our accounting policies, see Note 1 to our consolidated financial statements.

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page F-1.

      On a consolidated basis, we recorded net income for 2002 of $2.2 million, or $0.07 per diluted share, compared with net income for 2001 of $17.0 million, or $0.71 per diluted share. Our operating revenues increased $80.7 million, or 23%, to $428.2 million in 2002 from $347.5 million in 2001. The acquisitions of ParkSierra and StatesRail contributed $90.3 million to operating revenues for the year. This increase was partially offset by a decrease of $6.5 million in operating revenues from Freight Australia primarily due to the drought in Australia and a $3.1 million decrease from the disposal of Georgia Southwestern Railroad. Operating income decreased $0.7 million, or 1%, to $70.5 million from $71.2 million in 2001 primarily due to a decrease of $17.0 million in Freight Australia's operating income and $6.4 million due to failed bid costs and restructuring charges, partially offset by the acquisitions of ParkSierra and StatesRail, which contributed $25.2 million to operating income. Interest expense, including amortization of deferred financing costs, decreased $7.3 million, or 14%, to $43.4 million for the year ended December 31, 2002 from $50.7 million in 2001 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. In connection with our debt refinancing in May 2002, we recorded a charge to other income (expense) of $19.1 million for the write-off of our interest rate swaps and other refinancing related costs and we recorded a charge of $4.5 million, after tax, as an extraordinary item for the write-off of the unamortized deferred loan costs from the terminated credit facility, which was originally entered into in 2000.

NORTH AMERICAN RAILROAD OPERATIONS

      Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD                                       DATE OF ACQUISITION
----------------                                       -------------------
RailTex properties (25 railroads)                      February 2000
StatesRail (8 railroads)                               January 2002
ParkSierra (3 railroads)                               January 2002

      We disposed of certain railroads as follows:

NAME OF RAILROAD                                       DATE OF DISPOSITION
----------------                                       -------------------
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

      As a result, the results of operations for the years ended December 31, 2002, 2001 and 2000 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

      COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

      The following table sets forth the operating revenues and expenses (in thousands) for our North American railroad operations for the periods indicated.

                                                 For the year ended    For the year ended
                                                 December 31, 2002     December 31, 2001
                                                 ------------------    ------------------
      Total operating revenue                    $332,992    100.0%    $245,426    100.0%
                                                 --------    -----     --------    -----
      Operating expenses:
          Maintenance of way                       34,590     10.5%      23,477      9.5%
          Maintenance of equipment                 30,094      9.0%      20,984      8.5%
          Transportation                           87,817     26.4%      69,932     28.5%
          Equipment rental                         19,103      5.7%      15,136      6.2%
          Selling, general and administrative      55,678     16.7%      39,962     16.3%
          Depreciation and amortization            21,699      6.5%      15,915      6.5%
                                                 --------    -----     --------    -----
      Total operating expenses                    248,981     74.8%     185,406     75.5%
                                                 --------    -----     --------    -----
      Operating income                           $ 84,011     25.2%    $ 60,020     24.5%
                                                 ========    =====     ========    -----

OPERATING REVENUES. Operating revenue increased by $87.6 million, or 36%, to $333.0 million for the year ended December 31, 2002 from $245.4 million for the year ended December 31, 2001 while carloads increased 25% to 1,113,925 in 2002 from 891,318 in 2001. These increases are primarily due to the acquisitions of ParkSierra and StatesRail. Excluding revenues of $91.4 million in 2002 and $5.0 million in 2001 for the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and Georgia Southwestern Railroad, operating revenues increased $1.1 million or 1% while carloads decreased by 13,696 or 2%. The increase in "same railroad" revenues, while carloads declined, is due to a change in commodity mix. While lower rated bridge traffic declined 14,177 carloads in 2002, certain other commodities, such as metals, increased from 2001. The average rate per carload increased in 2002 to $259 from $243 in 2001. The increase in the average rate per carload is due to the acquisitions of ParkSierra and StatesRail which, on average, have a higher rate per carload as well as the change in mix of commodities as previously discussed.

      The following table compares North American freight revenues, carloads and average freight revenue per carload for the years ended December 31, 2002 and 2001:

      (dollars in thousands, except average             For the year ended                   For the year ended
      rate per carload)                                 December 31, 2002                    December 31, 2001
                                                        -----------------                    -----------------

                                              Freight                 Average rate   Freight                  Average rate
                                             Revenues       Carloads  per carload   Revenues      Carloads    per carload
                                             --------       --------  ------------  --------      --------    ------------
      Agricultural & Farm Products           $ 27,877         95,005      $293      $ 20,524       80,835         $254
      Autos                                     9,842         43,843       224         9,982       45,962          217
      Chemicals                                28,305         84,935       333        22,907       66,915          342
      Coal                                     22,261        128,540       173        18,956       95,433          199
      Food Products                            19,817         62,471       317        11,956       40,988          292
      Intermodal                                4,082         39,538       103         4,859       42,253          115
      Lumber & Forest Products                 48,632        124,025       392        35,929       88,351          407
      Metals                                   24,400         80,117       305        14,645       52,184          281
      Metallic/Non-metallic Ores               14,196         55,260       257        11,074       45,658          243
      Minerals                                 16,983         45,995       369         7,299       19,424          376
      Paper Products                           26,240         94,528       278        20,764       64,914          320
      Petroleum Products                       16,194         47,252       343         9,819       28,593          343
      Railroad Equipment/Bridge Traffic        22,275        186,388       120        22,979      200,565          115
      Other                                     7,658         26,028       294         5,073       19,243          264
                                             --------      ---------      ----      --------      -------         ----

      Total                                  $288,762      1,113,925      $259      $216,766      891,318         $243
                                             ========      =========      ====      ========      =======         ====

      Lumber and forest products revenues were $48.6 million in the year ended December 31, 2002 compared to $35.9 million in the year ended December 31, 2001, an increase of $12.7 million or 35%. This increase consists of $11.2 million from the acquisitions of ParkSierra and StatesRail and an increase of $1.5 million from the existing North American railroad operations resulting from new business secured from forest product customers in Alberta and Oregon.

      Agricultural and farm products revenues were $27.9 million in the year ended December 31, 2002 compared to $20.5 million in the year ended December 31, 2001, an increase of $7.4 million or 36%. This increase is primarily the result of the acquisitions of ParkSierra and StatesRail.

      Paper products revenues were $26.2 million in the year ended December 31, 2002 compared to $20.8 million in the year ended December 31, 2001, an increase of $5.4 million or 26%. This increase consists of $7.6 million from the acquisitions of ParkSierra and StatesRail and an increase of $0.6 million from the existing North American railroad operations, partially offset by a decrease of $2.7 million from divested North American operations. The increase of $0.6 million from existing North American railroad operations is due to new business obtained in Oregon and Alberta.

      Metal revenues were $24.4 million in the year ended December 31, 2002 compared to $14.6 million in the year ended December 31, 2001, an increase of $9.8 million or 67%. This increase consists of $6.7 million from the acquisitions of ParkSierra and StatesRail and an increase of $3.1 million from the existing North American railroad operations resulting from increased carloads from new business secured in North Carolina and our new steel train service in Southern Ontario.

      Food products revenues were $19.8 million in the year ended December 31, 2002 compared to $12.0 million in the year ended December 31, 2001, an increase of $7.8 million or 66%. This increase consists of $8.3 million from the acquisitions of ParkSierra and StatesRail partially offset by a decrease of $0.7 million from divested North American operations.

      Mineral revenues were $17.0 million in the year ended December 31, 2002 compared to $7.3 million in the year ended December 31, 2001, an increase of $9.7 million or 133%. This increase is due to the acquisitions of ParkSierra and StatesRail.

      Petroleum products revenues were $16.2 million in the year ended December 31, 2002 compared to $9.8 million in the year ended December 31, 2001, an increase of $6.4 million or 65%. This increase consists of $5.1 million from the acquisitions of ParkSierra and StatesRail and an increase of $1.3 million from the existing North American railroad operations due to new customers in New England and new business secured to diamond mines in the Canadian Northwest territories.

      Coal revenues were $22.3 million in the year ended December 31, 2002 compared to $19.0 million in the year ended December 31, 2001, an increase of $3.3 million or 17%. This increase is due to the acquisitions of ParkSierra and StatesRail.

      Chemicals revenues were $28.3 million in the year ended December 31, 2002 compared to $22.9 million in the year ended December 31, 2001, an increase of $5.4 million or 24%. This increase is due to the acquisitions of ParkSierra and StatesRail.

      Bridge traffic revenues were $22.3 million in the year ended December 31, 2002 compared to $23.0 million in the year ended December 31, 2001, a decrease of $0.7 million or 3%. This decrease is due to the reduction of volume associated with one of our railroads in eastern Canada during the third and fourth quarter of 2002.

      The change in the remaining commodities is primarily due to the acquisitions of ParkSierra and StatesRail.

      OPERATING EXPENSES. Total operating expenses increased by $63.6 million, or 34%, to $249.0 million for the year ended December 31, 2002 from $185.4 million for the year ended December 31, 2001. The increase in operating expenses is primarily due to ParkSierra and StatesRail. The operating ratios, defined as total operating expenses divided by total revenues, were 74.8% and 75.5% for the years ended December 31, 2002 and 2001, respectively.

      MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenues to 10.5% in 2002 from 9.5% in 2001, primarily due to the reduction of an environmental liability in 2001 of $1.9 million due to changes in environmental regulations.

      MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense, which includes locomotive lease expense, increased as a percentage of revenues to 9.0% in 2002 from 8.5% in 2001. The increase is primarily due to car repairs on equipment used by StatesRail properties.

      TRANSPORTATION. Transportation expenses decreased as a percentage of revenues to 26.4% in 2002 from 28.5% in 2001. Of this decrease, lower fuel prices accounted for 1.0 percentage point as fuel costs were 87 cents per gallon in 2002 compared to $1.00 per gallon in 2001. Lower labor costs accounted for the other 1.1 percentage points. Labor costs were lower due to strict cost control measures implemented in 2002.

      EQUIPMENT RENTAL. Equipment rental expenses decreased as a percentage of revenues to 5.7% in 2002 from 6.2% in 2001, due to improved management of leased cars.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased as a percentage of revenues to 16.7% in 2002 from 16.3% in 2001 due to higher labor and insurance costs.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained constant in 2002 from 2001 at 6.5% of revenues.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

The following table sets forth the operating revenues and expenses (in thousands) for our North American railroad operations for the years ended December 31, 2001 and 2000.

                                                    For the year ended        For the year ended
                                                    December 31, 2001         December 31, 2000
                                                    ------------------        ------------------
      Total operating revenue                      $245,426      100.0%      $231,445      100.0%
                                                   --------      -----       --------      -----
      Operating expenses:
          Maintenance of way                         23,477        9.5%        25,448       11.0%
          Maintenance of equipment                   20,984        8.5%        13,101        5.7%
          Transportation                             69,932       28.5%        70,958       30.7%
          Equipment rental                           15,136        6.2%        15,842        6.8%
          Selling, general and administrative        39,962       16.3%        41,062       17.7%
          Depreciation and amortization              15,915        6.5%        16,430        7.1%
                                                   --------      -----       --------      -----
      Total operating expenses                      185,406       75.5%       182,841       79.0%
                                                   --------      -----       --------      -----
      Operating income                             $ 60,020       24.5%      $ 48,604       21.0%
                                                   ========      -----       ========      -----

      OPERATING REVENUES. Operating revenue increased by $14.0 million, or 6%, to $245.4 million for the year ended December 31, 2001 from $231.4 million for the year ended December 31, 2000 while carloads increased 6% to 891,318 in 2001 from 839,451 in 2000. The increases in revenues and carloads was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, partially offset by the sale of certain railroads in 2000 and the 4% decline in the Canadian dollar in 2001 compared to 2000. On a "same railroad" basis, including the RailTex properties on a pro forma basis from January 2000 and excluding the sold railroads, carloads and revenues both increased 4% in 2001. Increased coal shipments were primarily responsible for the increase. Transportation revenue per carload increased to $243 in 2001 from $242 in 2000.

     The following table compares North American freight revenues, carloads and average freight revenue per carload for the years ended December 31, 2001 and 2000:

      (dollars in thousands, except average             For the year ended                      For the year ended
      rate per carload)                                 December 31, 2001                       December 31, 2000
                                                        ------------------                      ------------------

                                               Freight                 Average rate   Freight                   Average rate
                                              Revenues      Carloads   per carload    Revenues       Carloads   per carload
                                              --------      --------   ------------   --------       --------   ------------
      Agricultural & Farm Products            $ 20,524        80,835       $254       $ 19,235        76,593       $251
      Autos                                      9,982        45,962        217          9,797        47,900        205
      Chemicals                                 22,907        66,915        342         22,135        66,827        331
      Coal                                      18,956        95,433        199         15,612        71,945        217
      Food Products                             11,956        40,988        292         10,710        39,313        272
      Intermodal                                 4,859        42,253        115          4,076        30,134        135
      Lumber & Forest Products                  35,929        88,351        407         34,866        90,102        387
      Metals                                    14,645        52,184        281         13,683        61,049        224
      Metallic/Non-metallic Ores                11,074        45,658        243          8,796        36,780        239
      Minerals                                   7,299        19,424        376          6,237        16,393        380
      Paper Products                            20,764        64,914        320         19,229        59,124        325
      Petroleum Products                         9,819        28,593        343          9,686        26,840        361
      Railroad Equipment/Bridge Traffic         22,979       200,565        115         23,603       192,323        123
      Other                                      5,073        19,243        264          5,319        24,128        220
                                              --------       -------       ----       --------       -------       ----

      Total                                   $216,766       891,318       $243       $202,984       839,451       $242
                                              ========       =======       ====       ========       =======       ====

      Coal revenues were $19.0 million in the year ended December 31, 2001 compared to $15.6 million in the year ended December 31, 2000, an increase of $3.4 million or 21%. This increase was due to new business in Indiana and increased moves for utilities in Minnesota.

      Agricultural and farm products revenues were $20.5 million in the year ended December 31, 2001 compared to $19.2 million in the year ended December 31, 2000, an increase of $1.3 million or 7%. This increase was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, partially offset by a decrease of $0.9 million from divested North American operations.

      Paper products revenues were $20.8 million in the year ended December 31, 2001 compared to $19.2 million in the year ended December 31, 2000, an increase of $1.6 million or 8%. This increase was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, partially offset by a decrease of $0.4 million from divested North American operations.

      Metallic and non-metallic ore revenues were $11.1 million in the year ended December 31, 2001 compared to $8.8 million in the year ended December 31, 2000, an increase of $2.3 million or 26%. This increase was due to new business in Texas and an increase in salt movements in Southern Ontario.

      Food products revenues were $12.0 million in the year ended December 31, 2001 compared to $10.7 million in the year ended December 31, 2000, an increase of $1.3 million or 12%. This increase was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000, partially offset by a decrease of $0.4 million from divested North American operations.

      The change in the remaining commodities was primarily due to the inclusion of the RailTex properties for twelve months in 2001 compared to eleven months in 2000.

      OPERATING EXPENSES. Total operating expenses increased by $2.6 million, or 1%, to $185.4 million for the year ended December 31, 2001 from $182.8 million for the year ended December 31, 2000. The operating ratios were 75.5% and 79.0% for the years ended December 31, 2001 and 2000, respectively.

      MAINTENANCE OF WAY. Maintenance of way expenses decreased $1.9 million, or 8%, to $23.5 million in 2001 from $25.4 million in 2000. This decrease is primarily due to the reduction of an environmental liability in 2001 of $1.9 million due to changes in environmental regulations.

      MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense, which includes locomotive lease expense, increased $7.9 million, or 60%, to $21.0 million in 2001 from $13.1 million in 2000. This increase is primarily due to our sale-leaseback transactions which we consummated in December 2000 and June 2001. Additional rent from these two transactions was approximately $4.0 million in 2001. In addition, in connection with our locomotive fleet rationalization and upgrade program, we leased additional locomotives in 2001 to replace existing older, less powerful locomotives.

      TRANSPORTATION. Transportation expenses decreased $1.1 million, or 1%, to $69.9 million in 2001 from $71.0 million in 2000. The decrease in transportation expenses is primarily due to lower fuel costs in 2001 as our average price per gallon was $1.00 in 2001 compared to $1.07 in 2000, resulting in a $1.5 million savings. In addition, our fleet rationalization and upgrade program resulted in more efficient locomotives and lower operating costs.

INTERNATIONAL RAILROAD OPERATIONS

      In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, the Chilean railroad operations. Accordingly, the results of operations for the years presented have been reclassified to discontinued operations.

      COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

      The following table sets forth the operating revenues and expenses (in thousands) for our international railroad operations for the years ended December 31, 2002 and 2001.

                                                        2002         2001
                                                      -------     --------
      Revenues:                                       $94,915     $101,430
                                                      -------     --------
      Operating expenses:
         Transportation                                70,952       66,575
         Selling, general and administrative            8,010        5,870
         Depreciation and amortization                 10,855        6,932
                                                      -------     --------
         Total operating expenses                      89,817       79,377
                                                      -------     --------
      Operating income                                $ 5,098     $ 22,053
                                                      =======     ========

      OPERATING REVENUES. Operating revenues decreased $6.5 million, or 6%, to $94.9 million for the year ended December 31, 2002 from $101.4 million for the year ended December 31, 2001. Freight Australia benefited from an increase in the Australian dollar against the U.S. dollar to 54 cents in 2002 from 52 cents in 2001, increasing revenues by $4.5 million in 2002. This was more than offset by lower grain traffic compared to 2001 as a result of the drought in Australia. Freight Australia's carloads were 200,869 for the year ended December 31, 2002, a decrease of 20,841, or 9%, compared to 221,710 for the year ended December 31, 2001. Revenue per carload was $366 for 2002 versus $376 for 2001.

      The following table compares international freight revenues, carloads and average freight revenue per carload for the years ended December 31, 2002 and 2001:

      (dollars in thousands, except average             For the year ended                      For the year ended
      rate per carload)                                 December 31, 2002                       December 31, 2001
                                                        ------------------                      ------------------

                                               Freight                Average rate   Freight                  Average rate
                                              Revenues      Carloads  per carload    Revenues      Carloads   per carload
                                              --------      --------  ------------   --------      --------   ------------
      Agricultural & Farm Products            $36,597        75,207       $487       $46,040        97,003       $475
      Chemicals                                   316         1,013        311           225           737        305
      Coal                                          7            38        195           244           681        358
      Intermodal                               27,500        83,331        330        26,405        82,474        320
      Lumber & Forest Products                  1,630         5,017        325         4,725         9,475        499
      Minerals                                  4,960        18,793        264         3,692        16,076        230
      Paper Products                            1,274        13,492         94         1,109        11,426         97
      Petroleum Products                        1,284         3,889        330           786         3,435        229
      Other                                        19            89        217            40           403         99
                                              -------       -------       ----       -------       -------       ----

      Total                                   $73,587       200,869       $366       $83,266       221,710       $376
                                              =======       =======       ====       =======       =======       ====

      Agricultural and farm products revenues were $36.6 million in the year ended December 31, 2002 compared to $46.0 million in the year ended December 31, 2001, a decrease of $9.4 million or 21%. This decrease is primarily due to the drought in Australia. In 2002, Freight Australia transported 3.7 million tons of grain compared to 5.0 million tons of grain in 2001. We are estimating that Freight Australia will transport 2.0 million tons of grain in 2003 as the impact of the drought will be felt for the entire year. We believe, however, that Freight Australia will transport between 4.0 million and 5.0 million tons of grain in 2004 if normal harvest conditions return in Australia.

      Lumber and forest products revenues were $1.6 million in the year ended December 31, 2002 compared to $4.7 million in the year ended December 31, 2001, a decrease of $3.1 million or 66%. The decrease is due to a decline in demand for export wood chips from Australia.

      Minerals revenues were $5.0 million in the year ended December 31, 2002 compared to $3.7 million in the year ended December 31, 2001, an increase of $1.3 million or 34%. This increase is primarily due to a new contract to extend a cement haul in Australia.

      OPERATING EXPENSES. Operating expenses increased $10.4 million, or 13%, to $89.8 million for the year ended December 31, 2002 from $79.4 million for the year ended December 31, 2001. An increase in the Australian dollar against the U.S. Dollar, as noted above, increased total operating expenses by $4.3 million. The remaining increase was due to higher labor, insurance, maintenance and depreciation expense. These increases were partially offset by reductions in transportation costs directly related to the decrease in grain traffic in 2002. The operating ratio for Freight Australia was 94.6% in 2002 compared to 78.3% in 2001 due to the decreased carloads and the increased operating expenses as discussed above.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001         2000
                                                     --------     --------
      Revenues:                                      $101,430     $102,204
                                                     --------     --------
      Operating expenses:
         Transportation                                66,575       70,118
         Selling, general and administrative            5,870        6,284
         Depreciation and amortization                  6,932        5,438
                                                     --------     --------
         Total operating expenses                      79,377       81,840
                                                     --------     --------
      Operating income                               $ 22,053     $ 20,364
                                                     ========     ========

      OPERATING REVENUES. Operating revenues decreased $0.8 million, or 1%, to $101.4 million for the year ended December 31, 2001 from $102.2 million for the year ended December 31, 2000. Freight Australia's carloads were 221,710 for the year ended December 31, 2001, an increase of 18,174, or 9%, compared to 203,536 for the year ended December 31, 2000. Freight Australia's revenue per carload was $376 for 2001 versus $406 for 2000. The decrease in Freight Australia's revenues and revenue per carload was primarily due to an 11% decline in the Australian dollar in 2001 compared to 2000. The increase in the carloads in 2001 was due to the strong grain harvest in Victoria. The decline in the value of the Australian dollar relative to the U.S. dollar in 2001 compared to 2000 impacted Freight Australia's revenues by $12.6 million.

      The following table compares international freight revenues, carloads, and average freight revenue per carload for the years ended December 31, 2001 and 2000:

      (dollars in thousands, except average             For the year ended                      For the year ended
      rate per carload)                                 December 31, 2001                       December 31, 2000
                                                        ------------------                      ------------------

                                               Freight                Average rate   Freight                  Average rate
                                              Revenues      Carloads  per carload    Revenues      Carloads   per carload
                                              --------      --------  ------------   --------      --------   ------------
      Agricultural & Farm Products            $46,040        97,003       $475       $45,123        80,835       $558
      Chemicals                                   225           737        305           315           861        366
      Coal                                        244           681        358           764         2,557        299
      Intermodal                               26,405        82,474        320        27,312        74,379        367
      Lumber & Forest Products                  4,725         9,475        499         3,111        14,386        216
      Minerals                                  3,692        16,076        230         4,068        17,076        238
      Paper Products                            1,109        11,426         97         1,093        10,286        106
      Petroleum Products                          786         3,435        229           894         3,152        284
      Other                                        40           403         99             1             4        177
                                              -------       -------       ----       -------       -------       ----

      Total                                   $83,266       221,710       $376       $82,681       203,536       $406
                                              =======       =======       ====       =======       =======       ====

      Agricultural and farm products revenues were $46.0 million in the year ended December 31, 2001 compared to $45.1 million in the year ended December 31, 2000, an increase of $0.9 million or 2%. This increase was primarily due to a strong grain harvest in 2001, partially offset by the weaker Australian dollar in 2001.

      Intermodal revenues were $26.4 million in the year ended December 31, 2001 compared to $27.3 million in the year ended

December 31, 2000, a decrease of $0.9 million or 3%. This decrease was due to the lower Australian Dollar in 2001.

      OPERATING EXPENSES. Operating expenses decreased $2.5 million, or 3%, to $79.4 million for the year ended December 31, 2001 from $81.8 million for the year ended December 31, 2000. The decrease in operating expenses was primarily due to the 11% decline in the Australian dollar, which reduced operating expenses by $9.8 million. Partially offsetting this decrease was an increase in 2001 of depreciation and amortization due to the extensive capital work done on the locomotive fleet and track since we purchased the railroad from the government in 1999. The operating ratio improved to 78.3% in 2001 from 80.1% in 2000 due to the increased carloads and the relatively fixed nature of many of the expenses.

CORPORATE OVERHEAD AND OTHER

      CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $10.0 million, or 62%, to $26.1 million for the year ended December 31, 2002 from $16.1 million for the year ended December 31, 2001. Approximately $3.3 million of the increase is due primarily to the write-off of the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. In addition, we recorded a $1.4 million charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton and a $1.0 million restructuring charge relating to the termination of certain executives in December 2002. The remaining increase was due to increased headcount in 2002 to support the ParkSierra and StatesRail acquisitions. For the year ended December 31, 2001, corporate overhead increased $3.7 million, or 30%, to $16.1 million from $12.4 million for the year ended December 31, 2000. This increase was related to the additional costs incurred to manage the acquired railroads and to establish a strong management team to handle our continued growth.

      ASSET RATIONALIZATION PLAN. As part of our strategic plan, we continually review our portfolio for under performing, non-core or non-strategic assets that can be sold. Net gains on sales of assets were $9.2 million for the year ended December 31, 2002. This gain primarily relates to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million and a sale of right-of-ways resulting in a gain of $3.5 million. In December 2001, we sold Dakota Rail, Inc. and certain other assets for $9.8 million. The proceeds from these transactions were used to reduce our long-term debt and for general working capital purposes. The net gains in 2001 were $6.4 million compared to $11.2 million in 2000.

      TERMINATED MOTOR CARRIER OPERATIONS. During the year ended December 31, 2002, we recorded a charge of $1.3 million for the write-off of the remaining assets from the motor carrier division.

      INTEREST EXPENSE. Interest expense, including amortization of financing costs, decreased from $53.9 million in 2000 to $50.7 million in 2001 and continued to decrease to $43.4 million in 2002. The decrease in interest expense from 2000 to 2001 is primarily due to reduction of our long-term debt and a decrease in base interest rates. The decrease in interest expense from 2001 to 2002 is primarily due to the refinancing of our senior debt in May 2002, which resulted in a lower interest rate.

      FINANCING COSTS AND OTHER INCOME (EXPENSE). In connection with the May 2002 refinancing of our senior debt, we terminated our existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 requires the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. We also incurred a charge of $2.0 million during 2002 to write-off other refinancing related costs incurred in connection with our May 2002 refinancing.

      INCOME TAXES. Our effective tax rates in 2002 and 2001 were 35.5% and 22.5%, respectively. In 2001, we recorded a benefit of $3.1 million from a reduction in the Canadian federal and provincial tax rates. We believe our effective rate in 2003 will be approximately 37%.

      DISCONTINUED OPERATIONS. In January 2003, we announced our intent to sell our 55% equity interest in Ferronor. Accordingly, we reclassified the operating results of Ferronor for each of the years presented to discontinued operations. As such, the income statements for the years ended 2002, 2001 and 2000, include $1.0 million, $1.5 million, and $1.2 million, (net of tax) respectively, of income from discontinued operations for Ferronor. We expect to sell our 55% equity interest in Ferronor in 2003 and use the proceeds of the sale to retire debt. In May 2002, we sold the Texas New Mexico Railroad for $2.3 million resulting in a net gain of $1.3 million ($0.8 million, after tax). The gain has been included in discontinued operations. In December 2000, we sold our specialty truck trailer manufacturing operations for $38.5 million resulting in a gain of approximately $11.5 million, net of income taxes. In connection with the acquisition of RailTex, we refinanced our investment in our trailer manufacturing operations resulting in additional interest expense of $7.3 million in 2000.

      EXTRAORDINARY LOSS. In connection with the refinancing of our senior debt in May 2002, we wrote off the unamortized balance of the deferred loan costs relating to our old senior credit facility. The total charge of $6.6 million ($4.5 million, after tax) was included as an extraordinary charge. In connection with the reduction of our senior debt in July and August 2001, we recorded an extraordinary charge of $0.2 million for the year ended December 31, 2001. Pursuant to the refinancing of our debt in February 2000, we recorded an extraordinary charge for the year ended December 31, 2000 for the loss on early extinguishment of debt of $2.9 million. In connection with the issuance of subordinated debt in August 2000 we recorded an extraordinary charge of $1.1 million for early extinguishment of debt.

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

LIQUIDITY AND CAPITAL RESOURCES - COMBINED OPERATIONS

      The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility.

Operating Activities

      Our cash provided by operating activities was $38.6 million for the year ended December 31, 2002. This amount consists of $2.2 million in net income, $41.3 million in depreciation and amortization and $25.4 million of refinancing related charges, partially offset by $9.7 million of asset sale gains (including the sale of discontinued operations) and $23.5 million of changes in working capital accounts. Excluding the payments for the termination of the interest rate swaps of $17.1 million, which are classified as an operating activity pursuant to SFAS No.104, cash flows from operations would have been $55.7 million, which is comparable to $55.0 million in 2001.

Investing Activities

      Cash used in investing activities was $150.1 million for the year ended December 31, 2002 compared to $46.7 million in 2001. The increase of $103.4 million is primarily due to the use of cash for the purchase of ParkSierra and StatesRail which totaled $89.4 million. In addition, capital expenditures for the year were $65.7 million or $4.0 million higher than 2001. Asset sale proceeds were $9.3 million for the year ended 2002 compared to $18.5 million in 2001. We expect capital expenditures in 2003 to be approximately $71 million, including Ferronor, a discontinued operation. Ferronor's capital expenditures were $2 million in 2002 and are expected to be $7.0 million in 2003.

Financing Activities

      Cash provided by financing activities was $79.3 million for 2002 compared to $39.4 million in 2001. The increase of $39.9 million is primarily due to $50 million of borrowings to finance the acquisitions of ParkSierra and StatesRail and an additional $50 million of borrowings in connection with the refinancing of the senior credit facility in May 2002, partially offset by the new financing costs totaling $15.4 million and common stock repurchases of $5.0 million. Under our existing senior debt facilities, our principal repayments will be $3.8 million in 2003.

      In May 2002, we refinanced our senior credit facility. The new senior credit facility requires 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. In addition, we may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on a pro forma basis on the date of the additional borrowing.

      At our option, the new senior credit facilities bear interest at either
(1) the alternative base rate (defined as the greater of (i) UBS AG's prime rate and (ii) the Federal Funds Effective Rate plus 0.50%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG's Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers' acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; provided, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above will be subject to adjustment based on changes in our leverage ratio effective two fiscal quarters after the closing of the new senior credit facilities. At December 31, 2002 the interest rate on the term loan facilities was LIBOR plus 2.50%, or 4.00%. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The U.S. Term Loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. subsidiaries, the Canadian Term Loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Canadian subsidiaries, and the Australian Term Loan and the Australian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Australian Subsidiaries. The assets of Ferronor, as well as any other subsidiaries designated in the future as unrestricted subsidiaries, are not pledged under this agreement. Ferronor has not guaranteed and any other unrestricted subsidiaries are not required to guarantee any of the obligations under the credit facility. The loans were provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

      In connection with the refinancing of the senior credit facility in May 2002, we terminated our interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of our interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify and are accounted for as cash flow hedges under SFAS No. 133. As of December 31, 2002, the fair value of these collars was a net liability of $1.9 million.

      On November 8, 2002, we entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.62% on $300 million of debt. The swaps qualify and are accounted for as cash flow hedges under SFAS No. 133. At December 31, 2002, the fair value of these swaps was a net liability of $0.6 million.

      The May 2002 senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on RailAmerica, Inc. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of December 31, 2002.

      In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

      In February 2000, we entered into a credit agreement and two bridge notes in connection with the acquisition of RailTex and the refinancing of most of our and RailTex's existing debt. The credit agreement provided (i) a $125 million Term A loan, bearing interest at LIBOR plus 2.50% (4.44% at December 31, 2001),
(ii) a $205 million Term B loan, initially bearing interest at LIBOR plus 3.25% (5.19% at December 31, 2001), and (iii) a $50 million revolving credit facility which includes $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 2.50%. All of the capital stock of RailAmerica, Inc.'s U.S. subsidiaries, 65% of the capital stock of the Canadian and Australian subsidiaries and the majority of the assets of RailAmerica, Inc.'s subsidiaries served as collateral for the senior credit facilities. In January 2002, in connection with the acquisitions of ParkSierra and StatesRail, we borrowed an additional $50 million under this senior credit facility. The credit agreement and the two bridge notes have all been repaid.

      Our long-term business strategy includes the selective acquisition or disposition of transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all.

      As of December 31, 2002, we had working capital of $20 million compared to $30 million as of December 31, 2001. This decrease is primarily due to the private placement of common stock in December 2001, in which we raised $51 million. These funds were subsequently used to fund the acquisitions of ParkSierra and StatesRail in January 2002, thus decreasing our cash balance and reducing our working capital balance. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

      Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our existing long-term debt and lease obligations:

                                                                                2004 -     2006 -      After
                                                          TOTAL       2003       2005       2007        2007
                                                         --------    -------    -------    -------    --------
            Long-term debt                               $385,701    $ 4,120    $ 8,300    $ 8,388    $364,893

            Subordinated debt                            $141,331    $     0    $21,107    $     0    $120,224

            Capital lease obligations                    $  1,620    $    80    $   492    $   648    $    400

            Operating lease obligations                  $ 97,970    $19,417    $33,701    $27,016    $ 17,836

            Long-term debt of discontinued operations    $ 20,840    $ 6,743    $ 5,248    $ 4,243    $  4,606

            Total contractual cash obligations           $647,462    $30,360    $68,848    $40,295    $507,959

Common Stock Repurchases Program

      We occasionally repurchase our common stock under our share repurchase program. These repurchases are limited to $5 million per year pursuant to our borrowing arrangements. In July 2002, our board of directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under our borrowing arrangements. During the year ended December 31, 2002, we repurchased 530,500 shares at a total cost of $4.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. While the adoption of these pronouncements did not have a material impact on our consolidated financial statements, SFAS No. 144 will require us to report the results of operations of a railroad that has been disposed of or is being held for disposal in discontinued operations.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for the fiscal year beginning January 1, 2003, and requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, requires that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 on January 1, 2003 and reclassify $4.5 million and $0.2 million of extraordinary charges, net of tax, to continuing operations in 2002 and 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," which is effective for guarantees issued or modified after December 31, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure in both annual and interim financial statements about the method used on reported results. The adoption of this pronouncement did not have a material impact on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is effective immediately for variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

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

      We monitor our hedging positions and credit ratings of our counterparties and do not anticipate losses due to counterparty nonperformance.

      FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada, Chile and Australia. As of December 31, 2002, we had not entered into any currency hedging transactions to manage this risk. A decrease in either the Canadian dollar or the Australian dollar would negatively impact our reported revenues and earnings for the affected period. During 2002, the Australian dollar increased 5% while the Canadian dollar declined 1%. This led to a net increase of $3.7 million in reported revenues and $0.1 million increase in reported operating income, in 2002, compared to 2001. A majority of our revenue and debt in Chile is denominated to the U.S. dollar and therefore, we are not negatively impacted by a decline in the value of the Chilean peso.

      INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

      In June 2002, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of our interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify and are accounted for as cash flow hedges under SFAS No. 133. On November 8, 2002, we entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. The swaps qualify and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.62% on $300 million of debt.

      DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 7% of total revenues during the year ended December 31, 2002. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in a $0.4 million change in fuel expense on an annual basis.

      The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2002, we had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month in 2003 (35% of estimated North American consumption) at an average price of 66 cents per gallon, excluding transportation and taxes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors, executive officers and nominees is incorporated by reference from our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

      As of a date within 90 days of this report, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.

      Management and PricewaterhouseCoopers have advised the audit committee of our board of directors that during the course of the audit, they noted deficiencies in internal controls of our Australian subsidiary relating to procedures for determining which costs spent on improvements to track structure, locomotives and freight cars qualified for capitalization under our policies. PricewaterhouseCoopers has advised the audit committee that these internal control deficiencies constitute a material weakness as defined by Statement of Auditing Standards No. 60. We have performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements and to enable the completion of PricewaterhouseCoopers' audit of our consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

      We are in the process of implementing corrective actions as of the date of this annual report on Form 10-K to address these issues, and are evaluating implementation of the following corrective actions as well as additional procedures:

o     Reorganization of the financial accounting responsibilities;

o Developing a pre-approval process for capital projects in Australia similar to our process in the United States;

o Modifying the software which tracks individual jobs on our locomotives and railcars to provide better information to the accounting department; and

o Instituting new requirements for invoicing and documentation of outsourced track maintenance and improvements in Australia.

      Based upon this evaluation and the additional procedures performed, our CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by rules and forms promulgated under that act. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1 Amended and Restated Agreement and Plan of Merger, dated as of November 26, 2001 by and among RailAmerica, Inc., ParkSierra Acquisition Corp. and ParkSierra Corp. (30)

      2.2 Merger Agreement, dated as of October 12, 2001, among RailAmerica, Inc., StatesRail Acquisition Corp. and StatesRail, Inc. (32)

      2.3 Stock Purchase Agreement, dated October 12, 2001, among RailAmerica, Inc., New StatesRail Holdings, Inc., StatesRail L.L.C., West Texas and Lubbock Railroad Company, Inc. and the Members of StatesRail L.L.C. (32)

      2.4 Letter Agreement, dated as of October 12, 2001 between the parties to Exhibits 2.2 and 2.3 above. (32)

      3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended (2)

      3.2   By-laws of RailAmerica, Inc. (1)

      3.3 Certificate Of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (31)

      4.1 Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between RailAmerica, Inc. and American Stock Transfer & Trust Company (6)

      4.2 Certificate of Designation of Series A Convertible Redeemable Preferred Stock (19)

      4.3 Third Amendment to the Rights Agreement, dated as of January 13, 2000, between RailAmerica, Inc. and American Stock Transfer & Trust Company (10)

      4.6 Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between RailAmerica, Inc. and American Stock Transfer and Trust Company (21)

      4.7 Waiver and Supplemental Agreement, dated as of April 13, 2000, among RailAmerica, Inc. and EGS Associates, L.P., EGS Partners, L.L.C., BEV Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver
            (22)

      4.8 Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (24)

      4.9 Warrant Agreement, dated August 14, 2000, between RailAmerica, Inc. and Wells Fargo Bank Minnesota, N.A. (26)

      4.10 Warrant Registration Rights Agreement, dated August 14, 2000, between RailAmerica, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital (USA) Inc. (27)

      4.11  Form of Placement Agent Warrant, dated as of June 2001. (32)

      4.12  Form of Placement Agent Warrant, dated as of December 2001. (32)

      4.13  First Supplemental Indenture (32)

      4.14  Second Supplemental Indenture (32)

      10.43 Stock Option Agreement, dated November 11, 1994, between RailAmerica, Inc. and Gary O. Marino (7)+

      10.45 RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan (2)

      10.46 RailAmerica, Inc. 1995 Employee Stock Purchase Plan (2)

      10.47 RailAmerica, Inc. Corporate Senior Executive Bonus Plan (2)+

      10.59 RailAmerica, Inc. Nonqualified Deferred Compensation Trust (5)+

      10.60 Nonqualified Deferred Compensation Agreement between RailAmerica, Inc. and Gary O. Marino (5)+

      10.63 RailAmerica, Inc. 1998 Executive Incentive Compensation Plan (7)+

      10.80 Form of Change in Control Agreements between RailAmerica, Inc. and certain executive officers (32)

      10.81 Service Agreement, dated April 4, 2001, between RailAmerica, Inc. and Marinus van Onselen and first amendment thereto. (32)

      10.82 Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary O. Marino. (32)

      10.83 Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Donald D. Redfearn.
            (32)

      10.84 Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary M. Spiegel. (32)

      10.85 Credit agreement, dated as of May 23, 2002 among RailAmerica, Inc., Palm Beach Rail Holdings, Inc., RailAmerica Transportation Corp., as borrower, RailAmerica Canada Corp., as the Canadian term Borrower, Railink Ltd., as the Canadian revolver Borrower, RailAmerica Australia Finance Pty., Ltd., as the Australian Term Borrower, Freight Victoria Limited and RailAmerica Australia Pty., Ltd., as the Australian Revolver Borrowers, various financial institutions from time to time parties hereto, as the lenders, UBS Warburg LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Bookrunners, Morgan Stanley Denior Funding, Inc., as Syndication Agent for the lenders, UBS AG, Stamford Branch, as the Administrative Agent for the lenders, The Bank of Nova Scotia , as Collateral Agent for the lenders, and The Bank of Nova Scotia and Credit Lyonnais New York Branch, as the Document Agents for the lenders. (33)

      10.86 Amendment No. 1 to Credit Agreement

      10.87 Deferred Compensation Plan, as amended

      10.88 Adoption Agreement relating to Deferred Compensation Plan, as amended

      21.1  Subsidiaries of Registrant

      23.1  Consent of PricewaterhouseCoopers LLP

      99.1  Principal Executive Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      99.2  Principal Financial Officer Certification Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Registration Statement on Form S-1, Registration No. 33-49026.

(2) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(5) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-KSB for year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.

(6) Incorporated by reference to exhibit No. 4.1 filed as part of RailAmerica, Inc.'s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 8, 1998.

(7) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

(10) Incorporated by reference to exhibit 4.1 filed as part of RailAmerica, Inc.'s Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.

(12) Incorporated by reference to exhibit 10.2 filed as part of RailAmerica, Inc.'s Form 8-K as of April 30, 1999, filed with the Securities and Exchange Commission on May 18, 1999.

(19) Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.'s Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(20) Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.'s Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

(21) Incorporated by reference to Exhibit 4.1 filed as part of RailAmerica, Inc.'s Form 8-K, dated April 13, 2000.

(22) Incorporated by reference to Exhibit 4.2 filed as part of RailAmerica, Inc.'s Form 8-K, dated April 13, 2000.

(24) Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.'s Registration Statement on Form S-4, Registration No. 333-45196.

(26) Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.'s Registration Statement on Form S-3, Registration No. 333-45200.

(27) Incorporated by reference to the Exhibit 4.2 filed as part of RailAmerica, Inc.'s Registration Statement on Form S-3, Registration No. 333-45200.

(30) Incorporated by reference to the Annex A, filed as part of RailAmerica, Inc.'s Registration Statement on Form S-4, Registration No. 333-75290.

(31) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

(32) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

(33) Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.'s Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

+     Executive Compensation Plan or Arrangement.

(b)   Reports on Form 8-K.

      Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAILAMERICA, INC.


                                        By: /s/ GARY O. MARINO
                                            --------------------
                                            Gary O. Marino, Chairman, President
                                            and Chief Executive Officer


                                        By: /s/ MICHAEL J. HOWE
                                            ---------------------
                                            Michael J. Howe, Senior Vice
                                            President and Chief Financial
                                            Officer (Principal Financial
                                            Officer)


                                        By: /s/ ROBERT J. RABIN
                                            ---------------------
                                            Robert J. Rabin, Vice President and
                                            Corporate Controller (Principal
                                            Accounting Officer)

                                        Dated March 27, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURES              TITLE                                              DATE
    ----------              -----                                              ----

/s/ GARY O. MARINO          Chairman, President, Chief Executive         March 27, 2003
------------------------    Officer and Director
Gary O. Marino


/s/ DONALD D. REDFEARN      Chief Administrative Officer, Executive      March 27, 2003
------------------------    Vice President, Secretary and Director
Donald D. Redfearn


/s/ JOHN H. MARINO          Assistant Secretary and Director             March 27, 2003
------------------------
John H. Marino


/s/ DOUGLAS R. NICHOLS      Director                                     March 27, 2003
------------------------
Douglas R. Nichols


/s/ RICHARD RAMPELL         Director                                     March 27, 2003
------------------------
Richard Rampell


/s/ CHARLES SWINBURN        Director                                     March 27, 2003
------------------------
Charles Swinburn


/s/ JOHN M. SULLIVAN        Director                                     March 27, 2003
------------------------
John M. Sullivan


/s/ FERD C. MEYER, JR.      Director                                     March 27, 2003
------------------------
Ferd C. Meyer, Jr.


/s/ WILLIAM G. PAGONIS      Director                                     March 27, 2003
------------------------
William G. Pagonis

                   CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER

I, Gary O. Marino, certify that:

1.    I have reviewed this annual report on Form 10-K of RailAmerica, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary O. Marino
----------------------------
Gary O. Marino
Chief Executive Officer
Date: March 27, 2003

                   CERTIFICATE OF THE CHIEF FINANCIAL OFFICER

I, Michael J. Howe, certify that:

1.    I have reviewed this annual report on Form 10-K of RailAmerica, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      ii) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael J. Howe
----------------------------
Michael J. Howe
Chief Financial Officer
Date: March 27, 2003

                       RAILAMERICA, INC. AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS

The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

                                                                         PAGES
                                                                         -----

Report of Independent Certified Public Accountants................     F-2

Consolidated Balance Sheets - December 31, 2002 and 2001..........     F-3

Consolidated Statements of Income - For the Years Ended
       December 31, 2002, 2001 and 2000...........................     F-4

Consolidated Statements of Stockholders' Equity - For the Years
       Ended December 31, 2002, 2001 and 2000.....................     F-5

Consolidated Statements of Cash Flows - For the Years Ended
       December 31, 2002, 2001 and 2000...........................     F-6

Notes to Consolidated Financial Statements........................     F-7-F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of RailAmerica, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 14, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida
March 3, 2003

                       RAILAMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                       2002            2001
---------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS,
                                                                                    EXCEPT SHARE DATA)
ASSETS
Current assets:
       Cash and cash equivalents ...........................................    $    28,887     $  59,761
       Restricted cash in escrow ...........................................            371         2,418
       Accounts and notes receivable, net of allowance of
           $406 and $571, respectively .....................................         63,463        54,278
       Current assets of discontinued operations ...........................          5,834            --
       Other current assets ................................................         22,429        14,204
                                                                                -----------     ---------
           Total current assets ............................................        120,984       130,661
Property, plant and equipment, net .........................................        904,253       738,775
Long-term assets of discontinued operations ................................         50,355            --
Other assets ...............................................................         30,961        21,732
                                                                                -----------     ---------
           Total assets ....................................................    $ 1,106,553     $ 891,168
                                                                                ===========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current maturities of long-term debt ................................    $     4,200     $  24,484
       Accounts payable ....................................................         46,722        36,035
       Accrued expenses ....................................................         38,420        39,889
       Current liabilities of discontinued operations ......................         11,624            --
                                                                                -----------     ---------
           Total current liabilities .......................................        100,966       100,408
Long-term debt, less current maturities ....................................        383,121       277,203
Subordinated debt ..........................................................        141,331       144,988
Deferred income taxes ......................................................        150,159        96,822
Long-term liabilities of discontinued operations ...........................         27,283            --
Other liabilities ..........................................................         24,790        50,788
                                                                                -----------     ---------
                                                                                    827,650       670,209
                                                                                -----------     ---------
Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value, 60,000,000 shares authorized;
       31,879,602 shares issued and outstanding at December 31, 2002
       and 28,842,090 shares issued and outstanding at December 31, 2001 ...             32            29
Additional paid in capital .................................................        261,372       224,248
Retained earnings ..........................................................         48,055        45,902
Accumulated other comprehensive loss .......................................        (30,556)      (49,220)
                                                                                -----------     ---------
           Total stockholders' equity ......................................        278,903       220,959
                                                                                -----------     ---------

           Total liabilities and stockholders' equity ......................    $ 1,106,553     $ 891,168
                                                                                ===========     =========

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                                 2002          2001          2000
------------------------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
Operating revenue ....................................................        $ 428,243     $ 347,546     $ 334,615
                                                                              ---------     ---------     ---------
Operating expenses:
  Transportation .....................................................          242,555       196,105       195,467
  Selling, general and administrative ................................           89,784        61,982        59,484
  Net gain on sale and impairment of assets ..........................           (9,155)       (6,422)      (11,184)
  Terminated motor carrier operations, net ...........................            1,396           263            88
  Depreciation and amortization ......................................           33,158        24,393        23,322
                                                                              ---------     ---------     ---------
    Total operating expenses .........................................          357,738       276,321       267,177
                                                                              ---------     ---------     ---------
    Operating income .................................................           70,505        71,225        67,438
Interest expense, including amortization costs of
  $4,686, $4,410, and $4,854, respectively ...........................          (43,441)      (50,714)      (53,912)
Other income (expense) ...............................................          (18,908)          178        (2,267)
                                                                              ---------     ---------     ---------
  Income from continuing operations before income taxes ..............            8,156        20,689        11,259
Provision for income taxes ...........................................            2,893         4,897         2,900
                                                                              ---------     ---------     ---------
  Income from continuing operations ..................................            5,263        15,792         8,359
Discontinued operations:
  Net gain on disposal of discontinued business (net of income
      taxes of $161 and $6,850, respectively) ........................              387            --        11,527
  Income (loss) from operations of discontinued business
      (net of income taxes of ($10), $108, and ($1,600),
      respectively) ..................................................              984         1,482        (1,977)
                                                                              ---------     ---------     ---------
  Income before extraordinary item and cumulative effect
      of accounting change ...........................................            6,634        17,274        17,909
  Extraordinary loss from early extinguishment of debt  (net of
      income taxes of ($2,167), ($142) and ($2,200), respectively) ...           (4,481)         (236)       (3,996)
  Cumulative effect of accounting change .............................               --            --        (2,252)
                                                                              ---------     ---------     ---------
       Net income ....................................................        $   2,153     $  17,038     $  11,661
                                                                              =========     =========     =========

Net income available to common stockholders ..........................        $   2,153     $  16,740     $  10,991
Basic earnings per common share:
  Continuing operations ..............................................        $    0.16     $    0.72     $    0.43
  Discontinued operations ............................................             0.04          0.07          0.52
  Extraordinary item .................................................            (0.13)        (0.01)        (0.22)
  Cumulative effect of accounting change .............................               --            --         (0.12)
                                                                              ---------     ---------     ---------
    Net income .......................................................        $    0.07     $    0.78     $    0.61
                                                                              =========     =========     =========
Diluted earnings per common share:
  Continuing operations ..............................................        $    0.16     $    0.66     $    0.42
  Discontinued operations ............................................             0.04          0.06          0.52
  Extraordinary item .................................................            (0.13)        (0.01)        (0.22)
  Cumulative effect of accounting change .............................               --            --         (0.12)
                                                                              ---------     ---------     ---------
    Net income .......................................................        $    0.07     $    0.71     $    0.60
                                                                              =========     =========     =========
Weighted average common shares outstanding:
  Basic ..............................................................           32,047        21,510        18,040
  Diluted ............................................................           32,620        25,350        18,267

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            STOCKHOLDERS' EQUITY
                                                       --------------------------------------------------------------------------
                                                       Number of            Additional                       Other
FOR THE YEARS ENDED DECEMBER 31,                         Shares     Par      Paid-In      Retained     Comprehensive
2002, 2001 AND 2000                                      Issued    Value     Capital      Earnings     Income (Loss)      Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
Balance, January 1, 2000 ............................    12,611     $ 13    $  47,797     $ 18,171       $  3,486       $  69,467
Net income ..........................................        --       --           --       11,661             --          11,661
Cumulative translation adjustments ..................        --       --           --           --        (27,735)        (27,735)
                                                                                                                        ---------
          Total comprehensive loss ..................                                                                     (16,074)
                                                                                                                        ---------
Issuance of common stock ............................     6,652        7       60,917           --             --          60,924
Exercise of stock options ...........................        49       --          269           --             --             269
Conversion of redeemable securities .................       339       --        2,669           --             --           2,669
Warrants issued .....................................        --       --        8,841           --             --           8,841
Purchase of treasury stock ..........................        --       --       (1,992)          --             --          (1,992)
Retirement of treasury stock ........................    (1,028)      (1)           1           --             --              --
Preferred stock dividends and accretion .............        --       --           --         (670)            --            (670)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 ..........................    18,623       19      118,502       29,162        (24,249)        123,434
Net income ..........................................        --       --           --       17,038             --          17,038
Cumulative effect of adopting SFAS 133, net .........        --       --           --           --         (4,388)         (4,388)
Change in market value of derivative
  instruments, net ..................................        --       --           --           --         (5,008)         (5,008)
Cumulative translation adjustments ..................        --       --           --           --        (15,575)        (15,575)
                                                                                                                        ---------
            Total comprehensive loss ................                                                                      (7,933)
                                                                                                                        ---------
Issuance of common stock ............................     8,176        8       89,728           --             --          89,736
Exercise of stock options ...........................     1,334        1        8,342           --             --           8,343
Tax benefit on exercise of options and
  Warrants ..........................................        --       --        2,633           --             --           2,633
Conversion of redeemable securities .................       882        1        7,030           --             --           7,031
Purchase of treasury stock ..........................      (173)      --       (1,987)          --             --          (1,987)
Preferred stock dividends and accretion .............        --       --           --         (298)            --            (298)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ..........................    28,842       29      224,248       45,902        (49,220)        220,959
Net income ..........................................        --       --           --        2,153             --           2,153

Change in market value of derivative
  instruments, net ..................................        --       --           --           --         (2,472)         (2,472)

Realized loss on derivatives designated as hedges,
   net of tax .......................................        --       --           --           --         10,737          10,737
Cumulative translation adjustments ..................        --       --           --           --         10,399          10,399
                                                                                                                        ---------
            Total comprehensive income ..............                                                                      18,664
                                                                                                                        ---------
Issuance of common stock ............................     3,485        3       41,144           --             --          41,147
Exercise of stock options ...........................        83       --          589           --             --             589
Tax benefit on exercise of options and warrants .....        --       --          109           --             --             109
Warrants issued .....................................        --       --          204           --             --             204
Purchase of treasury stock ..........................      (530)      --       (4,922)          --             --          (4,922)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 ..........................    31,880     $ 32    $ 261,372     $ 48,055       $(30,556)      $ 278,903
---------------------------------------------------------------------------------------------------------------------------------

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                  2002          2001          2000
----------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................    $   2,153     $  17,038     $  11,661
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .........................       41,251        32,011        34,566
    Financing costs .......................................       25,433           378         4,857
    Interest paid in kind .................................           --            --         5,806
    Equity interest in earnings of affiliate ..............           --            --          (554)
    Net gain on sale or disposal of properties ............       (9,705)       (6,434)      (29,554)
    Cumulative effect of accounting change ................           --            --         2,252
    Deferred income taxes .................................        2,218         2,926        (2,797)
    Other .................................................          742         1,350           995
    Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
       Accounts receivable ................................        2,766         5,298         3,654
       Other current assets ...............................          673         8,587         2,455
       Accounts payable ...................................       (5,640)        1,172         2,239
       Accrued expenses ...................................       (9,919)      (12,485)        5,759
       Other assets and liabilities .......................      (11,365)        5,129         3,094
----------------------------------------------------------------------------------------------------
          Net cash provided by operating activities .......       38,607        54,970        44,433
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment .................      (65,682)      (61,675)      (62,499)
Proceeds from sale of properties and investments ..........        9,291        18,502        96,654
Acquisitions, net of cash acquired ........................      (89,359)           --      (148,922)
Change in restricted cash in escrow .......................        1,357         1,046        (4,539)
Deferred acquisition costs and other ......................       (5,680)       (4,577)       (2,711)
----------------------------------------------------------------------------------------------------
          Net cash used in investing activities ...........     (150,073)      (46,704)     (122,017)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ..................      457,870        85,590       549,235
Principal payments on long-term debt ......................     (358,639)     (142,088)     (448,107)
Sale of common stock ......................................           --        89,736            --
Proceeds from exercise of stock options ...................          386         8,343           234
Preferred stock dividends paid ............................           --          (241)         (289)
Purchase of treasury stock ................................       (4,922)       (1,987)       (1,992)
Deferred financing costs paid .............................      (15,383)           --       (18,980)
----------------------------------------------------------------------------------------------------
          Net cash provided by financing activities .......       79,312        39,353        80,101
----------------------------------------------------------------------------------------------------

Effect of exchange rates on cash ..........................        1,280          (948)       (1,025)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash ...........................      (30,874)       46,671         1,492
Cash, beginning of period .................................       59,761        13,090        11,598
----------------------------------------------------------------------------------------------------
Cash, end of period .......................................    $  28,887     $  59,761     $  13,090
----------------------------------------------------------------------------------------------------

   The accompanying Notes are an integral part of the Consolidated Financial
                                  Statements.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (the "Company"). All of RailAmerica's consolidated subsidiaries are wholly-owned except Empresa De Transporte Ferroviario S.A. ("Ferronor"), a Chilean railroad, in which the Company has a 55% equity interest. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2002 presentation.

      In January 2003, the Company announced its intention to sell its 55% equity interest in Ferronor, its Chilean railroad operations. As a result, Ferronor has been presented as a discontinued operation in the financial statements.

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits. As of December 31, 2002, the Company had approximately $28 million of cash in excess of insurance limits.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment, which are recorded at historical cost, are depreciated and amortized on a straight-line basis over their estimated useful lives. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition.

      The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repairs and maintenance expenditures are charged to operating expense when the work is performed.

      The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in its track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. The Company periodically reviews its assets for impairment by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on the excess of the recorded amounts over their estimated fair value, as measured by the discounted cash flows.

      The Company incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are capitalized. Research, preliminary project, operations, maintenance and training costs are charged to operating expense when the work is performed.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      Depreciation has been computed using the straight-line method based on estimated useful lives as follows:

             Buildings and improvements                              20-33 years
             Railroad track                                          30-40 years
             Railroad track improvements                              3-10 years
             Locomotives, transportation and other equipment          5-30 years
             Office equipment and capitalized software                5-10 years

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

      REVENUE RECOGNITION

      The Company recognizes transportation revenue after the freight has been moved from origin to destination. Other revenue is recognized as service is performed.

      FOREIGN CURRENCY TRANSLATION

      The financial statements and transactions of the Company's foreign operations are maintained in their local currency, which is their functional currency, except for Chile, where the U.S. dollar is used as the functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive loss in stockholders' equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2002, accumulated other comprehensive loss included ($29.4) million of cumulative translation adjustments.

      STOCK-BASED COMPENSATION

      As of December 31, 2002, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock -Based Compensation," to stock-based employee compensation.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                 2002           2001           2000
                                                                              ----------     ----------     ----------
      Net income, as reported ............................................    $    2,153     $   17,038     $   11,661
      Less: Total stock-based employee compensation determined
      under fair value based method for all awards, net of related tax
      effects ............................................................        (4,257)        (4,349)        (3,585)
                                                                              ----------     ----------     ----------
      Pro forma net income (loss) ........................................    $   (2,104)    $   12,689     $    8,076
                                                                              ==========     ==========     ==========
      Earnings (loss) per share:
          Basic-as reported ..............................................    $     0.07     $     0.78     $     0.61
                                                                              ----------     ----------     ----------
          Basic-pro forma ................................................    $    (0.07)    $     0.58     $     0.41
                                                                              ----------     ----------     ----------

          Diluted-as reported ............................................    $     0.07     $     0.71     $     0.60
                                                                              ----------     ----------     ----------
          Diluted-pro forma ..............................................    $    (0.07)    $     0.54     $     0.41
                                                                              ----------     ----------     ----------

      RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 142, goodwill and identifiable intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested at least annually for impairment. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. While the adoption of these pronouncements did not have a material impact on the Company's consolidated financial statements, SFAS No. 144 will require the Company to report the results of operations of a railroad that has been disposed of or is being held for disposal in discontinued operations.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, requires that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003 and reclassify $4.5 million and $0.2 million of extraordinary charges, net of tax, to continuing operations in 2002 and 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than when management commits to an exit or disposal plan. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," which is effective for guarantees issued or modified after December 31, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

      under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure in both annual and interim financial statements about the method used on reported results. The adoption of this pronouncement did not have a material impact on its financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which is effective immediately for variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

2.    EARNINGS PER SHARE

      Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year while income from continuing operations is reduced by preferred stock dividends and accretion.

      Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 4.4 million, 1.2 million and 4.3 million were excluded from the diluted earnings per share calculation for the years ended December 31, 2002, 2001 and 2000, respectively, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures in 2002 and $29.2 million (3.1 million shares) of convertible preferred stock and convertible debentures in 2000, as such securities were anti-dilutive.

      The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                  2002        2001         2000
                                                                 -------    --------     --------
            Income from continuing operations ...............    $ 5,263    $ 15,792     $  8,359
            Preferred stock dividends and accretion .........         --        (298)        (670)
                                                                 -------    --------     --------
            Income from continuing operations available
                to common stockholders (basic) ..............      5,263      15,494        7,689
            Interest on convertible debt ....................         --       1,044           --
            Preferred stock dividends and accretion .........         --         298           --
                                                                 -------    --------     --------
            Income from continuing operations available
                to common stockholders (diluted) ............    $ 5,263    $ 16,836     $  7,689
                                                                 =======    ========     ========

            Weighted average shares outstanding (basic) .....     32,047      21,510       18,040
            Assumed conversion:
                Options and warrants ........................        573       1,196          227
                Convertible debentures and preferred stock ..         --       2,644           --
                                                                 -------    --------     --------
            Weighted average shares outstanding (diluted) ...     32,620      25,350       18,267
                                                                 =======    ========     ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    DISCONTINUED OPERATIONS

      In January 2003, the Company announced its intent to sell its 55% equity interest in Ferronor, its Chilean railroad operations. The Company expects to sell this ownership interest within the next twelve months, therefore, the results of operations are reported in discontinued operations, net of applicable income taxes, for all periods presented. In addition, the liabilities and assets of Ferronor have been reclassified as assets and liabilities of discontinued operations on the December 31, 2002 balance sheet (see Note 8 for description of long-term debt). Gains realized on the sale of this business will be reported in the period in which the divestiture is complete.

      The results of operations for Ferronor were as follows (in thousands):

                                                     For the twelve months ended December 31,
                                                           2002        2001        2000
                                                         -------    --------     --------
      Operating revenue                                  $22,619    $ 22,085     $ 22,873

      Income from discontinued operations                $   974    $  1,590     $  1,299
      Income tax benefit (provision)                          10        (108)         (50)
                                                         -------    --------     --------

      Income from discontinued operations, net of tax    $   984    $  1,482     $  1,249
                                                         =======    ========     ========

      The major classes of assets and liabilities for Ferronor were as follows (in thousands):

                                                   For the twelve months ended
                                                           December 31,
                                                         2002        2001
                                                       -------     -------
      Accounts receivable, net                         $ 3,767     $ 3,496
      Inventory                                            939         976
      Other current assets                               1,128       1,215
                                                       -------     -------
         Total current assets                            5,834       5,687
      Property, plant and equipment, net                49,857      49,621
      Other assets                                         498         250
                                                       -------     -------
           Total assets                                $56,189     $55,558
                                                       =======     =======

      Current maturities of long- term debt            $ 6,743     $ 6,853
      Accounts payable                                   2,003       1,962
      Accrued expenses                                   2,878       3,413
                                                       -------     -------
          Total current liabilities                     11,624      12,228
      Long-term debt, less current maturities           12,427      17,230
      Subordinated debt                                  1,670       2,147
      Minority interest and other liabilities           13,186      11,709
                                                       -------     -------
           Total liabilities                           $38,907     $43,314
                                                       =======     =======

      In February 2000, the Company finalized its plan to sell its trailer manufacturing operations which consisted of Kalyn/Siebert, L.P. ("KSLP") and Kalyn/Siebert Canada ("KSC"). This business has been accounted for as a discontinued operation and results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

      In December 2000, the Company sold KSLP for $32.5 million in cash, including $3.5 million which was in escrow at December 31, 2000. A gain of $21.0 million was recognized. In December 2000, the Company sold substantially all of the assets and business of KSC for $6 million in cash, including $2 million which

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    DISCONTINUED OPERATIONS, continued

      was in escrow at December 31, 2000. A loss of $2.6 million was recognized. As of December 31, 2002 and 2001, $0 and $2.2 million remained in escrow under terms of the sale agreements.

      Total revenue for the trailer manufacturing business was $34.7 million for the year ended December 31, 2000. Interest expense of $7.3 million was charged to the manufacturing business in 2000, representing the interest expense for the portion of the asset sale bridge note, which was repaid with the proceeds from the sale of the trailer manufacturing business. Loss before income taxes for the trailer manufacturing business was $4.9 million for the year ended December 31, 2000.

4.    ACQUISITIONS

      On January 4, 2002, the Company acquired StatesRail, Inc. ("StatesRail"), a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of the Company's common stock valued at $23 million. At December 31, 2002 there was $4.0 million in escrow outstanding relating to the purchase. The following table presents the balances of each major asset and liability caption of StatesRail as of the acquisition date (in thousands):

            StatesRail, Inc.                             January 4, 2002
            ----------------                             ---------------

            Cash                                            $    105
            Accounts receivable, net                           9,062
            Other current assets                               2,128
                                                            --------
                 Total current assets                         11,295
            Property, plant, and equipment, net              110,883
            Other assets                                       4,000
                                                            --------
                           Total assets                     $126,178
                                                            ========

            Current portion of long-term debt               $     60
            Accounts payable                                   4,622
            Accrued expenses                                   9,079
                                                            --------
                 Total current liabilities                    13,761
            Long-term debt                                     1,457
            Deferred income taxes                             25,907
                                                            --------
                           Total liabilities                $ 41,125
                                                            ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ACQUISITIONS, continued

      On January 8, 2002, the Company acquired ParkSierra Corp. ("ParkSierra"), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of the Company's common stock valued at $25 million. At December 31, 2002 there was $2.1 million in escrow outstanding relating to the purchase. The following table presents the balances of each major asset and liability caption of ParkSierra as of the acquisition date (in thousands):

            ParkSierra Corp.                             January 8, 2002
            ----------------                             ---------------

            Cash                                             $   899
            Accounts receivable, net                           3,793
            Other current assets                               1,664
                                                             -------
                 Total current assets                          6,356
            Property, plant, and equipment, net               62,226
                                                             -------
                           Total assets                      $68,582
                                                             =======

            Accounts payable                                 $ 1,937
            Accrued expenses                                   1,266
                                                             -------
                 Total current liabilities                     3,203
            Deferred income taxes                             19,055
            Other long-term liabilities                          108
                                                             -------
                           Total liabilities                 $22,366
                                                             =======

      The cash components of the StatesRail and ParkSierra acquisitions were financed through available cash and an additional $50 million term loan under the Company's prior senior credit facility (see Note 8).

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

                                                                     For the Twelve
                                                                      Months Ended
                                                                      December 31,
                                                                          2001
                                                                     --------------
            Operating revenue ......................................    $431,735
            Income from continuing operations ......................    $ 26,125
            Net income .............................................    $ 27,607
            Income from continuing operations per share - diluted ..    $   0.86
            Net income per share - diluted .........................    $   0.91

      In January 2002, the Company submitted a bid for the acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. Subsequently, the Company was notified that another entity was awarded the bid. Accordingly, the Company recorded a charge in selling, general and administrative expense during the year ended 2002 of $3.3 million for the direct costs incurred in preparing, submitting and financing the bid.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ACQUISITIONS, continued

      On February 4, 2000, the Company acquired RailTex, Inc. for $128 million in cash, assumption of $105.3 million in debt and 6.6 million shares of the Company's common stock valued at $60.9 million. RailTex, the operator of 25 railroads with over 4,100 miles of rail lines in North America, became a wholly-owned subsidiary of the Company. As part of the purchase price and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of $11.2 million which related to severance and change of control payments to former RailTex employees. The separation cost activity was as follows (in thousands):

                                                       Separation Costs
                                                       ----------------

            Balance February 2, 2000 ............          $ 11,200
            Payments ............................            (8,259)
                                                           --------
            Balance December 31, 2000 ...........             2,941
            Payments ............................            (1,154)
            Adjustment to purchase price ........              (729)
                                                           --------
            Balance December 31, 2001 ...........             1,058
            Payments ............................              (240)
                                                           --------
            Balance December 31, 2002 ...........          $    818
                                                           ========

      The RailTex acquisition was accounted for as a purchase and its results were included since the date of acquisition. On a pro forma basis (unaudited), as if the acquisition of RailTex had occurred on January 1, 2000, the Company's operating revenue, income from continuing operations and diluted earnings per share would have been $372.0 million, $11.7 million and $0.57, respectively. This does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2000 or of results which may occur in the future.

5.    DISPOSITIONS

      In December 2002, the Company sold a right-of-way in South Carolina for total consideration of $4.25 million consisting of cash of $1.05 million and a short-term note of $3.2 million. The short-term note bears interest at 7.5% and is due on October, 31, 2003. The net gain on the transaction was $3.5 million.

      In May 2002, the Company sold the Texas New Mexico Railroad and certain operating assets for total consideration of $2.25 million consisting of cash of $0.55 million, a short-term note of $0.85 million and a long-term note of $0.85 million, resulting in a net gain of $0.8 million which is included in discontinued operations. The results of operations for the Texas New Mexico Railroad were not material. The short-term note accrued interest at 10% and was due on November 15, 2002 and the long-term note accrues interest at 7% and is due on May 24, 2007. In December 2002, $0.4 million was paid on the short-term note, $0.15 million was added to the long-term note due on May 24, 2007 and the remaining balance of $0.3 million was extended until December 11, 2006 at an interest rate of 7%.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    OTHER BALANCE SHEET DATA

      Other current assets consist of the following as of December 31, 2002 and 2001 (in thousands):

                                                    2002       2001
                                                  -------    -------
            Track supplies ...................    $13,889    $ 7,702
            Prepaid expenses and other .......      8,540      6,502
                                                  -------    -------
                                                  $22,429    $14,204
                                                  =======    =======

      Accrued expenses consist of the following as of December 31, 2002 and 2001 (in thousands):

                                                    2002       2001
                                                  -------    -------
            Accrued interest expense .........    $ 8,254    $ 8,382
            Accrued compensation and benefits       8,625      5,893
            Other accrued liabilities ........     21,541     25,614
                                                  -------    -------
                                                  $38,420    $39,889
                                                  =======    =======

7.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following as of December 31, 2002 and 2001 (in thousands):

                                                  2002        2001
                                                --------    --------

            Land .............................  $182,004    $133,643
            Buildings and improvements .......    18,747      15,963
            Railroad track and improvements 638,743 504,491 Locomotives, transportation and
             other equipment .................   152,426     147,489
                                                --------    --------
                                                 991,920     801,586
            Less: accumulated depreciation ...    87,667      62,811
                                                --------    --------
                                                $904,253    $738,775
                                                ========    ========

      The Company completed $8.4 million in locomotive sale/leaseback transactions in 2001.

8.    LONG-TERM DEBT AND LEASES

      Long-term debt consists of the following as of December 31, 2002 and 2001 (in thousands):

                                                                         2002        2001
                                                                       --------    --------
            Senior credit facilities, see below ...................    $375,000    $267,752
            Credit facility with Banco de Desarrollo (Ferronor) ...          --      11,678
            Credit facility with Banco Security (Ferronor) ........          --       7,325
            Other long-term debt ..................................      12,321      14,932
                                                                       --------    --------
                                                                        387,321     301,687
            Less current maturities ...............................       4,200      24,484
                                                                       --------    --------
                Long-term debt, less current maturities ...........    $383,121    $277,203
                                                                       ========    ========

      In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australia Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT AND LEASES, continued

      2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (4.00% at December 31, 2002). There were no outstanding balances under the revolver at December 31, 2002. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor.

      The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company's ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company's common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company's assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of December 31, 2002.

      During the year ended December 31, 2001, the Company prepaid $19.1 million of long-term debt with cash received from the sale of common stock. Based on this reduction, an extraordinary charge of approximately $0.2 million, net of income tax of $0.1 million, was recorded in the third quarter of 2001 from the write-off of deferred loan costs from this early extinguishment of debt.

      In February 2000, the Company entered into a credit agreement and two bridge notes in connection with the acquisition of RailTex and the refinancing of most of the Company's and RailTex's existing debt. The credit agreement provided (i) a $125 million Term A loan, bearing interest at LIBOR plus 2.50% (4.44% at December 31, 2001), (ii) a $205 million Term B loan, initially bearing interest at LIBOR plus 3.25% (5.19% at December 31, 2001), and (iii) a $50 million revolving credit facility which included $30 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $10 million of Australian dollar denominated loans with an interest rate of LIBOR plus 2.50%. All of the capital stock of the Company's U.S. subsidiaries, 65% of the capital stock of the Canadian and Australian subsidiaries and the majority of the assets of the Company's subsidiaries served as collateral for the senior credit facilities. These term loans were repaid in connection with the May 2002 refinancing discussed above.

      In connection with the February 2000 debt refinancing, the Company recorded an extraordinary charge of $2.2 million for early extinguishments of debt, net of income taxes.

      The aggregate annual maturities of long-term debt are as follows (in thousands):

            2003 .....................................      $  4,200
            2004 .....................................         4,344
            2005 .....................................         4,448
            2006 .....................................         4,493
            2007 .....................................         4,543
            Thereafter ...............................       365,293
                                                            --------
                                                            $387,321
                                                            ========

      During the years ended December 31, 2002, 2001 and 2000 interest of approximately $584, $668, and $1,257, respectively, was capitalized for on-going capital improvement projects.

      On May 4, 2000, the Company entered into two interest rate swap agreements for a total notional amount of $212.5 million. The agreements, which had a term of three years, required the Company to pay a fixed interest rate of 7.23% while receiving a variable interest rate equal to the 90 day LIBOR rate. In May 2001, the interest rate swap agreements were extended for two years and the fixed pay rate was reduced to 6.723%. In connection with the refinancing in May 2002, the Company terminated these existing interest

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT AND LEASES, continued

      rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 required the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. In addition, the Company recorded an extraordinary charge of $4.5 million, net of income taxes of $2.2 million, to write off the unamortized deferred loan costs relating to the prior senior credit facility, as of the date of refinancing.

      In connection with the refinancing of the senior credit facility in May, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company's interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify and are accounted for as cash flow hedges under SFAS No. 133. On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company's interest rate is fixed at 1.62% on $300 million of debt. The swaps qualify and are accounted for as cash flow hedges under SFAS No. 133.

      Leases

      The Company has several equipment finance leases for equipment. Certain of these leases are accounted for as capital leases and are presented separately below. The minimum annual lease commitments at December 31, 2002 are as follows (in thousands):

                                                  CAPITAL   OPERATING
                                                  LEASES      LEASES
                                                  -------   ---------

            2003 .............................    $    80    $19,417
            2004 .............................        204     17,238
            2005 .............................        288     16,463
            2006 .............................        311     14,425
            2007 .............................        337     12,591
            Thereafter .......................        400     17,836
                                                  -------    -------
                                                  $ 1,620    $97,970
                                                  =======    =======

      Rental expense under operating leases was approximately $24.4 million, $16.0 million, and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT AND LEASES, continued

      The following table presents Ferronor's long-term debt balances, which are included in Long-term liabilities of discontinued operations in the balance sheet for the year ended December 31, 2002 (in thousands):

                                                                         2002       2001
                                                                       -------    -------
            Credit facility with Banco de Desarrollo, see below ...      9,491     11,678
            Credit facility with Banco Security, interest rate
            rate of 4.50% - 7.00% .................................      5,813      7,325
            Other long-term debt ..................................      3,866      5,080
                                                                       -------    -------
                                                                        19,170     24,083
            Less current maturities ...............................      6,743      6,853
                                                                       -------    -------
                Long-term debt, less current maturities ...........    $12,427    $17,230
                                                                       =======    =======

      In February 1999, Ferronor refinanced certain short-term debt with Banco de Desarrollo. The refinancing consists of two credit lines. The first credit line is a $5.0 million facility which bears interest at the interbank cost plus 1.75% (9.05% at December 31, 2002) with interest to be paid over 120 equal monthly installments and principal to be paid over 96 equal installments beginning two years from the funding. The second credit line is a $7.7 million facility which bears interest at LIBOR plus 2.75% (4.25% at December 31, 2002) and is payable in 120 equal monthly installments (including interest).

9.    SUBORDINATED DEBT

      In August 2000, RailAmerica Transportation Corp. ("RTC"), a wholly-owned subsidiary of the Company, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company's common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers' discount. All of the Company's U.S. subsidiaries are guarantors of the senior subordinated notes. The net proceeds received from the issuance of the units were used to pay $115.0 million of then-existing debt and approximately $1.8 million of term loans under the Company's senior credit facilities, resulting in an extraordinary charge of $1.8 million, net of taxes, associated with the early extinguishment of debt. The warrants, which have an exercise price of $6.60 per share and expire on August 15, 2010, were valued at $5.1 million and are being amortized as additional interest expense over ten years, the term of the senior subordinated notes.

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

      In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    SUBORDINATED DEBT, continued

      semi-annually. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures which mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica's option, the debentures may be redeemed at par plus accrued interest, in whole or in part, if the closing price of RailAmerica's common stock is above $20 for 10 consecutive trading days. During 2001 and 2000, $0.39 million and $0.35 million, respectively, of the junior convertible subordinated debentures were converted into common stock.

      The Company recognized a $2.3 million charge in the fourth quarter of 2000 for the beneficial conversion feature included in the junior convertible subordinated debentures. This charge is shown as the cumulative effect of an accounting change.

10.   COMMON STOCK TRANSACTIONS

      In December 2001, the Company closed on the private placement sale of 4.3 million shares of its common stock for $12.50 per share, resulting in net proceeds of $51.5 million. The proceeds from this private placement were used to finance the StatesRail and ParkSierra acquisitions, which are described in Note 4, as well as the reduction of debt and other general corporate purposes. In connection with this private placement, the Company issued 18-month warrants to purchase 100,000 shares of common stock at an exercise price of $13.75 per share to the placement agents.

      In June 2001, the Company closed on the private placement sale of 3.8 million shares of its common stock for $10.75 per share, resulting in net proceeds of $38.2 million. The proceeds from this private placement were used to reduce debt and for general corporate purposes. In connection with this private placement, the Company issued 18-month warrants to purchase 200,000 shares of common stock at an exercise price of $11.825 per share to the placement agents.

      The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company's borrowing arrangements. During the year ended December 31, 2002, the Company repurchased 530,500 shares at a total cost of $4.9 million.

      As of December 31, 2002, the Company has a total of 3,069,564 warrants outstanding with exercise prices ranging from $6.60 to $13.75 and with expiration dates ranging from March 26, 2003 to August 15, 2010.

11.   INCOME TAX PROVISION

      Income from continuing operations before income taxes for the years ended December 31, 2002, 2001 and 2000 consists of (in thousands):

                                           2002       2001       2000
                                         -------    -------    --------
            Domestic ................    $ 1,608    $ 5,743    $(19,539)
            Foreign subsidiaries ....      6,548     14,946      30,798
                                         -------    -------    --------
                                         $ 8,156    $20,689    $ 11,259
                                         =======    =======    ========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAX PROVISION, continued

      The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of (in thousands):

                                                2002        2001        2000
                                              -------     -------     -------
            Federal income taxes:
              Current ....................    $    --     $    --     $   334
              Deferred ...................     (2,341)        801       2,494
                                              -------     -------     -------
                                               (2,341)        801       2,828
                                              -------     -------     -------
            State income taxes:
              Current ....................      1,140         437         700
              Deferred ...................       (795)        565      (1,548)
                                              -------     -------     -------
                                                  345       1,002        (848)
                                              -------     -------     -------
            Foreign income taxes
              Current ....................      2,140       1,500       2,435
              Deferred ...................        733       4,737       1,535
              Change in tax law ..........         --      (3,177)         --
                                              -------     -------     -------
                                                2,873       3,060       3,970
                                              -------     -------     -------
            Total income tax provision ...    $   877     $ 4,863     $ 5,950
                                              =======     =======     =======

      The following summarizes the total income tax provisions for each of the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                2002        2001        2000
                                              -------     -------     -------
            Continuing operations ........    $ 2,893     $ 4,897     $ 2,900
            Discontinued operations ......        151         108       5,250
            Extraordinary item ...........     (2,167)       (142)     (2,200)
                                              -------     -------     -------
            Total income tax provision ...    $   877     $ 4,863     $ 5,950
                                              =======     =======     =======

      The differences between the U.S. federal statutory tax rate and the Company's effective rate from continuing operations are as follows (in thousands):

                                                                  2002        2001        2000
                                                                -------     -------     -------
            Income tax provision, at 35% ...................    $ 2,854     $ 7,242     $ 3,951
            Net benefit due to difference between U.S. &
                Foreign tax rates ..........................        155        (408)        (15)
            Net benefit due to tax law changes in Canada ...         --      (3,177)         --
            Amortization of non-deductible warrants ........         --          --        (602)
            Permanent differences ..........................       (815)         --          --
            State income taxes, net ........................       (785)         --          --
            Other, net .....................................       (208)        610        (345)
            Valuation allowance ............................      1,692         630         (89)
                                                                -------     -------     -------
            Tax provision ..................................    $ 2,893     $ 4,897     $ 2,900
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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INCOME TAX PROVISION, continued

      The components of deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                        2002          2001
                                                      ---------     ---------
            Deferred tax assets:
            Net operating loss carryforward ......    $  44,346     $  26,178
            Alternative minimum tax credit .......          783           783
            Accrued expenses .....................        5,889        12,973
            Other ................................           --            24
                                                      ---------     ---------
                Total deferred tax assets ........       51,018        39,958
            Less: valuation allowance ............       (5,563)       (3,357)
                                                      ---------     ---------
                Total deferred tax assets, net ...       45,455        36,601
            Deferred tax liabilities:
            Property, plant and equipment ........      195,543       132,806
            Deferred revenue .....................           71           617
                Net deferred tax liability .......    $(150,159)    $ (96,822)
                                                      =========     =========

      The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $5.6 million at December 31, 2002 and $3.4 million at December 31, 2001.

      The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 2002 (in thousands):

                                   AMOUNT   EXPIRATION PERIOD
                                  -------   -----------------
            U.S. - Federal        $ 72,942        2011 - 2022
            U.S. - State           164,037        2003 - 2022
            Luxembourg                  21               None
            Australia               34,656               None
            Canada                   6,569        2003 - 2009
                                  --------
                                  $278,225
                                  ========

      As part of certain acquisitions, the Company acquired net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards may be limited by the Internal Revenue Code Section 382. These tax loss carryforwards expire in the years 2003 through 2020.

      No provision was made in 2002 for U.S. income taxes on undistributed earnings of the Canadian or Australian subsidiaries as it is the intention of management to utilize those earnings in their respective operations for an indefinite period of time.

12.   STOCK OPTIONS

      The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 1 for the total compensation costs that would have been recognized in 2002, 2001, and 2000 if the stock options issued were valued based on the fair value at the grant date.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS, continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 46%, 41% and 41%; risk-free interest rate of 3.0%, 4.6% and 6.5%; and expected lives of 5, 5 and 5 years. The weighted average fair value of options granted for 2002, 2001 and 2000 were $4.52, $5.03, and $4.75, respectively.

      Information regarding the above options for 2002, 2001 and 2000 is as follows:

                                                                                         WEIGHTED       WEIGHTED
                                                        NUMBER OF         AVERAGE       NUMBER OF       AVERAGE
                                                       OUTSTANDING       EXERCISE         SHARES        EXERCISE
                                                          SHARES           PRICE       EXERCISABLE       PRICE
                                                       -----------       --------      -----------      --------
            Outstanding at January 1, 2000 ....         1,840,000         $ 6.34
            Granted ...........................         1,882,558         $ 8.08
            Exercised .........................           (48,969)        $ 4.78
            Forfeited .........................          (222,498)        $ 7.64
                                                        ---------                       ---------
            Outstanding at December 31, 2000 ..         3,451,091         $ 7.23        1,937,858        $6.50
                                                                                        =========
            Granted ...........................         1,494,289         $11.72
            Exercised .........................          (936,223)        $ 5.31
            Forfeited .........................           (62,855)        $ 7.74
                                                        ---------                       ---------
            Outstanding at December 31, 2001 ..         3,946,302         $ 9.37        2,557,233        $8.70
                                                        ---------                       =========
            Granted ...........................         1,876,000         $10.31
            Exercised .........................           (82,912)        $ 6.79
            Forfeited .........................           (98,159)        $11.02
                                                        ---------                       ---------
            Outstanding at December 31, 2002 ..         5,641,231         $ 9.69        3,921,857        $9.25
                                                        ---------                       =========
            Authorized at December 31, 2002 ...         6,113,893
                                                        =========

      The following table summarizes information about stock options outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              --------------------------------------------      -------------------------
                                                  WEIGHTED
                                                  AVERAGE         WEIGHTED                       WEIGHTED
            RANGE OF                             REMAINING        AVERAGE                        AVERAGE
            EXERCISE            NUMBER          CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
            PRICE             OF OPTIONS            LIFE           PRICE        OF OPTIONS         PRICE
            -------------     ----------        -----------       --------      ----------       --------
            $3.50-$5.00         178,200             3.19           $ 4.53          178,200        $ 4.53
            $5.01-$7.50         483,577             6.65           $ 6.52          483,577        $ 6.52
            $7.51-$10.00      1,813,954             6.64           $ 8.77        1,777,892        $ 8.78
            $10.01-$14.45     3,165,500             9.07           $11.00        1,482,188        $11.28
                              ---------                                         ----------
                              5,641,231                                         3,921,857
                              =========                                         ==========

      The Company maintains an Employee Stock Purchase Plan for all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company's common stock on certain dates during the year. For the years ended December 31, 2002, 2001 and 2000, 25,081, 21,943 and 11,749 shares of common stock, respectively, were sold to employees under this plan.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   NON-CASH INVESTING AND FINANCING ACTIVITIES

      Cash paid for interest from continuing operations during 2002, 2001 and 2000 was $41.0 million, $54.6 million and $41.2 million, respectively. Cash paid (received) for income taxes during 2002, 2001 and 2000 was $0.2 million, $(1.1) million and $4.0 million, respectively.

      The following table summarizes the net cash used in acquisitions, net of cash acquired, for the years ended December 31, 2002, 2001, and 2000 (in thousands):

                                                                    2002        2001       2000
                                                                  ---------     -----    ---------
            Common stock issued for businesses acquired ......    $  40,905     $  --    $  60,773
            Debt issued for business acquired ................           --        --      105,376
            Details of acquisitions:
                Working capital components, other than cash ..          316        --        6,109
                Property and equipment .......................     (173,099)       --     (390,468)
                Other assets .................................           (9)       --       (6,980)
                Goodwill .....................................       (4,000)       --           --
                Notes payable and loans payable ..............        1,565        --        3,148
                Deferred income taxes payable ................       44,963        --       73,120
                                                                  ---------     -----    ---------
            Net cash used in acquisitions ....................    $ (89,359)    $  --    $(148,922)
                                                                  =========     =====    =========

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition charge of $4.4 million, net of tax, to Accumulated Other Comprehensive Loss ("AOCL"). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

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

      Fuel costs represented 7% of total revenues during 2002. Due to the significance of fuel expenses to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. Each one-cent increase in the price of fuel would result in $0.4 million of additional fuel expense on a monthly basis.

      The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2002, the Company entered into a fuel swap agreement to hedge 750,000 gallons per month

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

      in 2003 (35% of estimated North American consumption) at an average price of 66 cents per gallon, excluding transportation and taxes. The fair value of the fuel swap was a net receivable of 0.8 million at December 31, 2002.

      Interest on the Company's senior credit facility is payable at variable rates indexed to LIBOR. To partially mitigate the volatility of LIBOR, the Company entered into two interest rate swaps in May 2000. These swaps were accounted for as cash flow hedges under SFAS No. 133 and qualified for the short cut method of recognition. The interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In 2001, the Company extended the interest rate swaps for two years and reduced the LIBOR rate to 6.723%. As noted in Note 8, the Company terminated its interest rate swaps and reclassified $17.1 million from accumulated other comprehensive loss against earnings during the year ended 2002, in connection with the refinancing of the senior credit facility.

      In June 2002, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company's interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.9 million at December 31, 2002.

      On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company's interest rate is fixed at 1.62% on $300 million of debt. The swaps qualify and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net liability of $0.6 million at December 31, 2002. Were the Company to refinance the debt with terms different than the terms of the debt currently hedged, the hedged transaction would no longer be effective and any deferred gains or losses would be immediately recognized into income.

      Fluctuations in the market interest rate will affect the cost of our remaining borrowings. Excluding the impact of our interest rate hedges, a 1% increase in interest rates would result in a $3.8 million increase in interest expense. At December 31, 2002, AOCL included a $1.7 million charge, net of taxes, relating to the interest rate collars and swaps.

      Management believes that the fair value of its senior long-term debt approximates its carrying value based on the variable rate nature of the financing, and for all other long-term debt based on current borrowing rates available with similar terms and maturities. The fair value of the senior subordinated notes is $136.5 million as of December 31, 2002, based on the quoted market price.

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   PENSION AND OTHER BENEFIT PROGRAMS

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

      The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan for the years ended December 31, 2002 and December 31, 2001 (in thousands):

                                                              January 1, 2002 to    January 1, 2001 to    January 1, 2000 to
                                                              December 31, 2002     December 31, 2001     December 31, 2000
                                                              -----------------     -----------------     -----------------
      EXCHANGE RATE BEGINNING OF YEAR ...................          $  0.63               $  0.67               $  0.69
      EXCHANGE RATE END OF YEAR .........................          $  0.63               $  0.63               $  0.67
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of period .........          $ 3,282               $ 3,114               $ 2,853
      Service cost ......................................               64                    60                    62
      Interest cost .....................................              230                   205                   194
      Plan participants' contributions ..................               96                    89                    91
      Actuarial loss ....................................              244                     0                     0
      Benefits paid .....................................               (6)                    0                    (3)
      Foreign currency exchange rate changes ............                0                  (186)                  (83)
                                                                   -------               -------               -------
      Benefit obligation at end of period ...............          $ 3,910               $ 3,282               $ 3,114
                                                                   =======               =======               =======
      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of period ..          $ 3,164               $ 3,201               $ 2,655
      Actual return on plan assets ......................             (291)                  (54)                  388
      Employer contribution .............................              100                   101                   106
      Plan participants' contributions ..................               97                   106                   132
      Benefits paid .....................................               (6)                    0                    (3)
      Foreign currency exchange rate changes ............                0                  (190)                  (77)
                                                                   -------               -------               -------
      Fair value of plan assets at end of period ........          $ 3,064               $ 3,164               $ 3,201
                                                                   =======               =======               =======
      Funded status - (accrued) benefit cost ............          $  (846)              $  (118)              $    87
                                                                   =======               =======               =======
      ASSUMPTIONS
      Discount rate .....................................             6.50%                 7.00%                 7.00%
      Expected return on plan assets ....................             7.00%                 8.00%                 8.00%
      Rate of compensation increase .....................             4.00%                 4.50%                 4.50%
      COMPONENTS OF NET PERIODIC BENEFIT COST IN
        PERIOD
      Service cost ......................................          $    64               $    60               $    62
      Interest cost .....................................              230                   205                   194
      Expected return on plan assets ....................             (222)                 (241)                 (206)
      Amortization of prior service cost ................               15                    15                    16
                                                                   -------               -------               -------
      Net periodic pension cost .........................          $    87               $    39               $    66
                                                                   =======               =======               =======

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   PENSION AND OTHER BENEFIT PROGRAMS, continued

      Freight Australia's employees participate in the Victorian government's superannuation funds. The contributions made by Freight Australia are as follows for the year ended December 31, 2002, 2001 and December 31, 2000 (in thousands):

                                           2002      2001      2000
                                          ------    ------    ------
            Total contributions ......    $2,012    $1,566    $1,536
                                          ======    ======    ======

      DEFINED CONTRIBUTION - The defined contribution component applies to a majority of the Company's Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee's salary to the plan. Pension expense for the year ended December 31, 2002, 2001 and 2000 for the defined contribution members was $0.5 million, $0.3 million and $0.2 million, respectively.

      PROFIT SHARING PLAN - The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees' contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing five years of service. Employer contributions during the years ended December 31, 2002, 2001 and 2000 were approximately $644,000, $484,000 and $286,000, respectively.

16.   COMMITMENTS AND CONTINGENCIES

      In 2000, certain parties filed property damage claims totaling approximately $32.5 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company is vigorously defending these claims, and has insurance coverage to approximately $13.0 million to cover these claims. It is the opinion of management that the ultimate liability, if any, with respect to these matters will fall within the insurance coverage and that these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION

      The Company's continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company's railroad subsidiaries in the United States and Canada, as well as corporate expenses. The international segment has been restated for the exclusion of the Chilean operations except for total assets and capital expenditures, due to its reclassification to discontinued operations.

      Business and geographical segment information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

      YEAR ENDED DECEMBER 31, 2002:

                                                           NORTH AMERICA                INTERNATIONAL
                                                           -------------                -------------
                                    CONSOLIDATED   UNITED STATES      CANADA         CHILE        AUSTRALIA
                                    ------------   -------------     --------       -------       ---------
      Revenue ................       $  428,243       $274,251       $ 59,077       $    --       $ 94,915
      Depreciation and
        amortization .........       $   33,158       $ 18,428       $  3,875       $    --       $ 10,855
      Income before
        income taxes .........       $    8,156       $  1,608       $  4,404       $    --       $  2,144
      Interest expense .......       $   43,441       $ 37,073       $  3,414       $    --       $  2,954
      Total assets ...........       $1,106,553       $715,615       $141,853       $56,189       $192,876
      Capital expenditures ...       $   65,682       $ 37,980       $  8,587       $ 2,021       $ 17,094

      YEAR ENDED DECEMBER 31, 2001:

                                                           NORTH AMERICA                INTERNATIONAL
                                                           -------------                -------------
                                    CONSOLIDATED   UNITED STATES      CANADA         CHILE        AUSTRALIA
                                    ------------   -------------     --------       -------       ---------
      Revenue ................       $  347,546       $184,216       $ 61,900       $    --       $101,430
      Depreciation and
        amortization .........       $   24,393       $ 13,938       $  3,523       $    --       $  6,932
      Income before
        income taxes .........       $   20,689       $  5,743       $  2,271       $    --       $ 12,675
      Interest expense .......       $   50,714       $ 43,893       $  6,565       $    --       $    256
      Total assets ...........       $  891,168       $630,607       $ 87,952       $59,342       $113,267
      Capital expenditures ...       $   61,675       $ 29,148       $  9,869       $ 2,444       $ 20,214

      YEAR ENDED DECEMBER 31, 2000:

                                                           NORTH AMERICA                INTERNATIONAL
                                                           -------------                -------------
                                    CONSOLIDATED   UNITED STATES      CANADA         CHILE        AUSTRALIA
                                    ------------   -------------     --------       -------       ---------
      Revenue ................       $  334,615       $169,354       $ 63,057       $    --       $102,204
      Depreciation and
        amortization .........       $   23,322       $ 14,052       $  3,832       $    --       $  5,438
      Income (loss) before
        income taxes .........       $   11,259       $(19,539)      $ 13,752       $    --       $ 17,046
      Interest expense .......       $   53,912       $ 53,010       $    431       $    --       $    471
      Total assets ...........       $  839,703       $635,746       $ 83,724       $57,629       $ 62,604
      Capital expenditures ...       $   62,499       $ 24,566       $  9,570       $10,018       $ 18,345

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   UNAUDITED QUARTERLY FINANCIAL DATA

      All quarterly financial data has been restated for the inclusion of Ferronor's results in discontinued operations.

      Quarterly financial data for 2002 is as follows (in thousands, except per share amounts):

                                                       FIRST        SECOND         THIRD        FOURTH
                                                      QUARTER       QUARTER        QUARTER      QUARTER
                                                      --------     ---------      --------     --------
            Operating revenue ...................     $105,811     $ 109,766      $108,488     $104,178
            Operating income ....................     $ 19,574     $  20,538      $ 17,761     $ 12,632
            Income(loss) from continuing
              operations ........................     $  4,899     $  (7,094)     $  5,582     $  1,876
            Net income (loss) ...................     $  5,143     $ (10,725)     $  5,913     $  1,822
            Basic income (loss) from
              continuing operations per share ...     $   0.15     $   (0.22)     $   0.17     $   0.06
            Diluted income (loss) from
              continuing operations per share ...     $   0.15     $   (0.22)     $   0.17     $   0.06

      Quarterly financial data for 2001 is as follows (in thousands, except per share amounts):

                                                       FIRST        SECOND         THIRD        FOURTH
                                                      QUARTER       QUARTER        QUARTER      QUARTER
                                                      --------     ---------      --------     --------
            Operating revenue ...................     $ 85,875     $  88,008      $ 87,842     $ 85,821
            Operating income ....................     $ 17,008     $  18,888      $ 18,794     $ 16,535
            Income from continuing
              operations ........................     $  2,408     $   3,734      $  4,626     $  5,024
            Net income ..........................     $  2,787     $   4,153      $  4,919     $  5,179
            Basic income from
              continuing operations per share ...     $   0.13     $    0.20      $   0.19     $   0.20
            Diluted income from
              continuing operations per share ...     $   0.12     $    0.19      $   0.18     $   0.19

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION

      In August 2000, RailAmerica Transportation Corp. ("Issuer"), a wholly-owned subsidiary of RailAmerica, Inc. ("Parent"), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc.

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2002
(in thousands)

                                                                                             NON
                                                               COMPANY      GUARANTOR     GUARANTOR
                                                ISSUER         (PARENT)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               ---------      ---------    ------------  ------------  ------------    ------------
ASSETS
Current Assets:
  Cash ...................................     $      --      $   8,895      $    369     $  19,623      $      --      $    28,887
  Cash held in escrow ....................            --            245            --           126             --              371
  Accounts and notes receivable ..........            --            654        39,984        22,825             --           63,463
  Current assets of discontinued
    operations ...........................            --             --            --         5,834                           5,834
  Other current assets ...................            --          3,243        13,660         5,526             --           22,429
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total current assets .............            --         13,037        54,013        53,934             --          120,984
                                               ---------      ---------      --------     ---------      ---------      -----------
Property, plant and equipment, net .......            42          1,374       620,534       282,303             --          904,253
Long-term assets of discontinued
  operations .............................            --             --                      50,355                          50,355
Other assets .............................        16,892          1,163         8,136         4,770             --           30,961
Investment in and advances to affiliates .       292,664        272,696       112,671        (4,623)      (673,409)              --
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total assets .....................     $ 309,598      $ 288,271      $795,354     $ 386,739      $(673,409)     $ 1,106,553
                                               =========      =========      ========     =========      =========      ===========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...     $   2,650      $      --      $    450     $   1,100      $      --      $     4,200
  Accounts payable .......................           149            988        30,512        15,073             --           46,722
  Accrued expenses .......................         7,135          3,020        21,558         6,707             --           38,420
  Current liabilities of discontinued
    operations ...........................            --             --            --        11,624             --           11,624
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total current liabilities ........         9,934          4,008        52,520        34,504             --          100,966
                                               ---------      ---------      --------     ---------      ---------      -----------
Long-term debt, less current maturities ..       262,350             --        11,871       108,900             --          383,121
Subordinated debt ........................       120,224         21,107            --            --             --          141,331
Deferred income taxes ....................       (20,251)       (15,747)      154,331        31,826             --          150,159
Long-term liabilities of discontinued
  operations .............................            --             --            --        27,283             --           27,283
Other liabilities ........................         2,504             --         7,803        14,483             --           24,790
Stockholders' equity:
  Common stock ...........................            --             32         3,263        63,589        (66,852)              32
  Additional paid-in capital .............           758        261,372       433,564        66,715       (501,037)         261,372
  Retained earnings ......................       (64,268)        48,055       131,527        53,003       (120,262)          48,055
  Accumulated other comprehensive
     Income ..............................        (1,653)       (30,556)          475       (13,564)        14,742          (30,556)
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total stockholders' equity .......       (65,163)       278,903       568,829       169,743       (673,409)         278,903
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total liabilities and
          stockholders' equity ...........     $ 309,598      $ 288,271      $795,354     $ 386,739      $(673,409)     $ 1,106,553
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the year ended December 31, 2002
(in thousands)

                                                                                             NON
                                                               COMPANY      GUARANTOR     GUARANTOR
                                                ISSUER         (PARENT)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               ---------      ---------    ------------  ------------  ------------    ------------
Operating revenue ........................     $      --      $      --      $274,251     $ 153,992      $      --      $   428,243
                                               ---------      ---------      --------     ---------      ---------      -----------
Operating expenses:
  Transportation .........................            --             --       138,367       104,188             --          242,555
  Selling, general and administrative ....           187         25,230        51,100        13,267             --           89,784
  Gain on sale and impairment of
     assets (net) ........................            --            101        (9,191)          (65)            --           (9,155)
  Terminated motor carrier operations,
    net ..................................            --             --            --         1,396                           1,396
  Depreciation and amortization ..........            92            200        18,136        14,730             --           33,158
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total operating expenses .........           279         25,531       198,412       133,516             --          357,738
                                               ---------      ---------      --------     ---------      ---------      -----------
        Operating (loss) income ..........          (279)       (25,531)       75,839        20,476             --           70,505
Interest expense .........................       (11,744)        (1,532)      (23,797)       (6,368)            --          (43,441)
Equity in earnings of subsidiaries .......        24,921           (701)           --            --        (24,220)              --
Other income (expense) ...................       (18,911)        21,001       (14,158)       (6,840)            --          (18,908)
                                               ---------      ---------      --------     ---------      ---------      -----------
      Income from continuing
         operations before income taxes ..        (6,013)        (6,763)       37,884         7,268        (24,220)           8,156
Provision for income taxes ...............       (10,517)        (8,916)       18,924         3,402             --            2,893
                                               ---------      ---------      --------     ---------      ---------      -----------
      Income from continuing operations ..         4,504          2,153        18,960         3,866        (24,220)           5,263
Gain from sale of discontinued
operations (net of tax) ..................            --             --           387            --             --              387

Income from discontinued operations (net
of tax) ..................................            --             --            --           984             --              984
Extraordinary loss from early
   extinguishment of debt (net of tax) ...        (4,481)            --            --            --             --           (4,481)
                                               ---------      ---------      --------     ---------      ---------      -----------
        Net income .......................     $      23      $   2,153      $ 19,347     $   4,850      $ (24,220)     $     2,153
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2002
(in thousands)

                                                                                             Non
                                                               Company      Guarantor     Guarantor
                                                Issuer         (Parent)    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                               ---------      ---------    ------------  ------------  ------------    ------------
Cash flows from operating activities:
  Net income .............................     $      23      $   2,153      $ 19,347     $   4,850      $ (24,220)     $     2,153
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization ......         3,795            955        18,162        18,339             --           41,251
      Financing costs ....................        25,433             --            --            --             --           25,433
      Equity in earnings of subsidiaries .       (24,921)           701            --            --         24,220               --
      Gain on sale or disposal of
        properties .......................            --            101       (10,588)          782             --           (9,705)
      Deferred income taxes ..............       (12,306)        (8,962)       20,142         3,344             --            2,218
      Other ..............................            --          1,417            10          (685)            --              742
      Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
         Accounts receivable .............            --         (1,151)        4,780          (863)            --            2,766
         Other current assets ............            22          2,483        (1,555)         (277)            --              673
         Accounts payable ................            --           (727)       (4,776)         (137)            --           (5,640)
         Accrued expenses ................        (1,777)        (1,751)       (2,167)       (4,224)            --           (9,919)
         Other assets and liabilities ....       (17,057)         4,210        (1,739)        3,221             --          (11,365)
                                               ---------      ---------      --------     ---------      ---------      -----------
           Net cash provided by (used
             in) operating activities ....       (26,788)          (571)       41,616        24,350             --           38,607
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ............................            --           (646)      (37,334)      (27,702)            --          (65,682)
  Proceeds from sale of properties .......            --            963         7,963           365             --            9,291
  Acquisitions, net of cash acquired .....            --             --       (89,359)           --             --          (89,359)
  Change in restricted cash in escrow ....            --             --         1,357            --             --            1,357
  Deferred acquisition costs and other ...            --         (3,008)           --        (2,672)            --           (5,680)
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash used in investing
            activities ...................            --         (2,691)     (117,373)      (30,009)            --         (150,073)
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt .................................       343,500             --           556       113,814             --          457,870
  Principal payments on long-term debt ...      (346,254)            --          (883)      (11,502)            --         (358,639)
  Disbursements/receipts on intercompany
    debt .................................        44,925        (21,356)       76,408       (99,977)            --               --
  Proceeds from exercise of stock
    options and warrants .................            --            385            --            --             --              385
  Purchase of treasury stock .............            --         (4,921)           --            --             --           (4,921)
  Deferred financing costs paid ..........       (15,383)            --            --            --             --          (15,383)
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash provided by (used in)
            financing activities .........        26,788        (25,892)       76,081         2,335             --           79,312
                                               ---------      ---------      --------     ---------      ---------      -----------
Effect of exchange rates on cash .........            --             --            --         1,280             --            1,280
                                               ---------      ---------      --------     ---------      ---------      -----------
Net (decrease) increase in cash ..........            --        (29,154)          324        (2,044)            --          (30,874)
Cash, beginning of period ................            --         38,049            45        21,667             --           59,761
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash, end of period ......................     $      --      $   8,895      $    369     $  19,623      $      --      $    28,887
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2001
(in thousands)

                                                                                             NON
                                                               COMPANY      GUARANTOR     GUARANTOR
                                                ISSUER         (PARENT)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               ---------      ---------    ------------  ------------  ------------    ------------
ASSETS
Current Assets:
  Cash ...................................     $      --      $  38,049      $    457     $  21,254      $      --      $    59,761
  Cash held in escrow ....................            --            245         2,000           173             --            2,418
  Accounts and notes receivable ..........            --            911        29,353        24,014             --           54,278
  Other current assets ...................            11          1,344         5,801         7,048             --           14,204
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total current assets .............            11         40,550        37,611        52,489             --          130,661
                                               ---------      ---------      --------     ---------      ---------      -----------
Property, plant and equipment, net .......            48            929       434,137       303,662             --          738,775
Other assets .............................        12,884          3,518        (5,180)       10,510             --           21,732
Investment in and advances to affiliates .       344,002        187,223        29,965      (113,810)      (447,380)              --
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total assets .....................     $ 356,945      $ 232,220      $496,533     $ 252,850      $(447,380)     $   891,168
                                               =========      =========      ========     =========      =========      ===========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...     $  16,635      $      --      $  2,695     $   6,853      $  (1,699)     $    24,484
  Accounts payable .......................            --          1,831        15,667        18,536             --           36,035
  Accrued expenses .......................         7,638          1,356        18,635        12,260             --           39,889
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total current liabilities ........        24,273          3,187        36,997        37,649         (1,699)         100,408
                                               ---------      ---------      --------     ---------      ---------      -----------
Long-term debt, less current maturities ..       251,117             --         8,842        17,244             --          277,203
Subordinated debt ........................       118,942         20,679            --         5,367             --          144,988
Deferred income taxes ....................       (28,978)       (12,607)      108,991        29,417             --           96,822
Minority interest and other liabilities ..        15,155              2        20,317        20,729         (5,415)          50,788
Stockholders' equity:
  Common stock ...........................            --             29         5,565        62,035        (67,600)              29
  Additional paid-in capital .............            --        224,248       278,322        45,623       (323,945)         224,248
  Retained earnings ......................       (14,118)        45,902        37,499        50,826        (74,207)          45,902
  Accumulated other comprehensive
     Income ..............................        (9,446)       (49,220)           --       (16,040)        25,486          (49,220)
                                               ---------      ---------      --------     ---------      ---------      -----------
        Total stockholders' equity .......       (23,564)       220,959       321,386       142,444       (440,266)         220,959
                                               ---------      ---------      --------     ---------      ---------      -----------

        Total liabilities and
          stockholders' equity ...........     $ 356,945      $ 232,220      $496,533     $ 252,850      $(447,380)     $   891,168
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC
Consolidating Statement of Income
For the Year Ended December 31, 2001
(in thousands)

                                                                                             NON
                                                               COMPANY      GUARANTOR     GUARANTOR
                                                ISSUER         (PARENT)    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               ---------      ---------    ------------  ------------  ------------    ------------
Operating revenue ........................     $      --      $   1,776      $182,047     $ 163,723      $      --      $   347,546
                                               ---------      ---------      --------     ---------      ---------      -----------
Operating expenses:
  Transportation .........................            --             --        94,379       101,726             --          196,105
  Selling, general and administrative ....           185         15,077        32,184        14,536             --           61,982
  Gain on sale and impairment of
    assets (net) .........................            26             --        (6,440)           (8)            --           (6,422)
  Terminated motor carrier operations,
    net ..................................            --             --            --           263             --              263
  Depreciation and amortization ..........         1,031            130        12,777        10,455             --           24,393
                                               ---------      ---------      --------     ---------      ---------      -----------
      Total operating expenses ...........         1,242         15,207       132,900       126,972             --          276,321
                                               ---------      ---------      --------     ---------      ---------      -----------
      Operating (loss) income ............        (1,242)       (13,431)       49,147        36,751             --           71,225
Interest expense .........................       (14,522)        (1,581)      (23,854)      (10,757)            --          (50,714)
Equity in earnings of subsidiaries .......        25,253         12,614            --            --        (37,867)              --
Minority interest and other income
  (expense) ..............................            --         15,064        (7,490)       (7,396)            --              178
                                               ---------      ---------      --------     ---------      ---------      -----------
    Income from continuing
      operations before income taxes .....         9,489         12,666        17,803        18,598        (37,867)          20,689
Provision for income taxes ...............        (3,099)        (4,371)        5,114         7,253             --            4,897
                                               ---------      ---------      --------     ---------      ---------      -----------
      Income from continuing operations ..        12,588         17,037        12,689        11,345        (37,867)          15,792

Income from discontinued operations (net
  of tax) ................................            --             --            --         1,482             --            1,482
Extraordinary loss from early
  extinguishment of debt (net of tax) ....          (238)            --            --            --             --             (236)
                                               ---------      ---------      --------     ---------      ---------      -----------
        Net income .......................     $  12,352      $  17,037      $ 12,689     $  12,827      $ (37,867)     $    17,038
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001
(in thousands)

                                                                                             Non
                                                               Company      Guarantor     Guarantor
                                                Issuer         (Parent)    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                               ---------      ---------    ------------  ------------  ------------    ------------
Cash flows from operating activities:
  Net income .............................     $  12,352      $  17,037      $ 12,689     $  12,827      $ (37,867)     $    17,038
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization ......         4,584            891        13,853        12,682             --           32,011
      Write-off of deferred loan costs ...           378             --            --            --             --              378
      Equity in earnings of subsidiaries .       (25,253)       (12,614)           --            --         37,867               --
      Gain on sale or disposal of
        properties .......................            --             --        (6,428)           (6)            --           (6,434)
      Deferred income taxes ..............        (3,244)        (4,371)        3,904         6,637             --            2,926
      Other ..............................            --             --            --         1,350             --            1,350
      Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
        Accounts receivable ..............            11          1,038         3,450           799             --            5,298
        Other current assets .............            12           (515)        5,049         4,041             --            8,587
        Accounts payable .................           (74)         1,294         4,356        (4,404)            --            1,172
        Accrued expenses .................        (2,249)           218       (11,397)          942             --          (12,485)
        Other assets and liabilities .....            92            340         3,819           878             --            5,129
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash provided by (used in)
            operating activities .........       (13,390)         3,318        29,297        35,745             --           54,970
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ............................            (7)          (421)      (30,674)      (30,573)            --          (61,675)
  Proceeds from sale of properties .......            --             --        13,592         4,910             --           18,502
  Change in restricted cash in escrow ....            --           (245)        1,291            --             --            1,046
  Deferred acquisition costs and other ...            --         (2,319)           42        (2,300)            --           (4,577)
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash used in investing
            activities ...................            (7)        (2,985)      (15,749)      (27,962)            --          (46,703)
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt .................................        84,800             --           649           141             --           85,590
  Principal payments on long-term debt ...      (136,762)            --        (5,326)           --             --         (142,088)
  Disbursements/receipts on intercompany
    debt .................................        65,360        (58,142)      (11,357)        4,139             --               --
  Sale of Common Stock ...................            --         89,736            --            --             --           89,736
  Proceeds from exercise of stock
    options and warrants .................            --          8,343            --            --             --            8,343
  Preferred stock dividends paid .........            --           (241)           --            --             --             (241)
  Purchase of treasury stock .............            --         (1,987)           --            --             --           (1,987)
  Deferred financing costs paid ..........            --             --            --            --             --               --
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash provided by (used in)
            financing activities .........        13,398         37,709       (16,034)        4,280             --           39,353
                                               ---------      ---------      --------     ---------      ---------      -----------

Effect of exchange rates on cash .........            --             --            --          (948)            --             (948)
                                               ---------      ---------      --------     ---------      ---------      -----------
Net (decrease) increase in cash ..........            --         38,042        (2,487)       11,115             --           47,671
Cash, beginning of period ................            --              7         2,944        10,139             --           13,090
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash, end of period ......................     $      --      $  38,049      $    457     $  21,254      $      --      $    59,761
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2000
(in thousands)

                                                                                             Non
                                                               Company      Guarantor     Guarantor
                                                Issuer         (Parent)    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                               ---------      ---------    ------------  ------------  ------------    ------------
Operating revenue ........................     $      --      $     594      $169,353     $ 165,261      $    (593)     $   334,615
                                               ---------      ---------      --------     ---------      ---------      -----------
Operating expenses:
  Transportation .........................            --             --        87,897       107,570             --          195,467
  Selling, general and administrative ....           530         11,730        34,090        13,727           (593)          59,484
  Gain on sale and impairment of assets
    (net) ................................          (762)            --       (10,753)          331             --          (11,184)
  Terminated motor carrier operations,
    net ..................................            --             --            --            88             --               88
  Depreciation and amortization ..........           944            121        12,987         9,270             --           23,322
                                               ---------      ---------      --------     ---------      ---------      -----------
      Total operating expenses ...........           712         11,851       124,221       130,986           (593)         267,177
                                               ---------      ---------      --------     ---------      ---------      -----------
      Operating income ...................          (712)       (11,257)       45,132        34,275             --           67,438
Interest expense .........................       (48,428)        (1,910)       (2,247)       (1,327)            --          (53,912)
Interest in equity of subsidiaries .......        55,891         25,301            --            --        (81,192)              --
Minority interest and other income
  (expense) ..............................            --              7           223        (2,497)            --           (2,267)
                                               ---------      ---------      --------     ---------      ---------      -----------
    Income from continuing operations
      before income taxes ................         6,751         12,141        43,108        30,451        (81,192)          11,259
Provision for income taxes ...............       (11,548)        (3,093)       10,130         7,411             --            2,900
                                               ---------      ---------      --------     ---------      ---------      -----------
     Income from continuing operations ...        18,299         15,234        32,978        23,040        (81,192)           8,359
Discontinued operations:
  Gain on disposal of discontinued
    segment (net of tax) .................            --             --        13,527        (2,000)            --           11,527
  Loss from operations of discontinued
    segment (net of tax) .................            --             --        (5,077)        3,100             --           (1,977)
  Extraordinary loss from early
    extinguishment of debt (net of tax) ..        (1,299)        (1,321)       (1,376)           --             --           (3,996)
  Cumulative effect of accounting change .            --         (2,252)           --            --             --           (2,252)
                                               ---------      ---------      --------     ---------      ---------      -----------
        Net income .......................     $  17,000      $  11,661      $ 40,052     $  24,140      $ (81,192)     $    11,661
                                               =========      =========      ========     =========      =========      ===========

                       RAILAMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000
(In thousands)

                                                                                             Non
                                                               Company      Guarantor     Guarantor
                                                Issuer         (Parent)    Subsidiaries  Subsidiaries  Eliminations    Consolidated
                                               ---------      ---------    ------------  ------------  ------------    ------------
Cash flows from operating activities:
  Net income (loss) ......................     $  17,000      $  11,661      $ 40,052     $  24,140      $ (81,192)     $    11,661
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization ......         4,594          1,236        15,751        12,985             --           34,566
      Financing costs ....................         1,615          1,353           735         1,154             --            4,857
      Interest paid in kind ..............            --             --         5,806            --             --            5,806
      Equity interest in earnings of
        affiliate ........................       (55,891)       (25,301)           --          (554)        81,192             (554)
      (Gain) loss on sale or disposal of
        properties .......................          (762)            --       (31,857)        3,065             --          (29,554)
      Cumulative effect of accounting
        change ...........................            --          2,252            --            --             --            2,252
      Deferred income taxes ..............       (13,984)        (4,431)       20,549        (4,931)            --           (2,797)
      Other ..............................            --             --            --           995             --              995
      Changes in operating assets and
        liabilities, net of acquisitions
        and dispositions:
        Accounts receivable ..............          (356)           745        (2,676)        5,941             --            3,654
        Other current assets .............           (23)          (388)       (1,802)        4,668             --            2,455
        Accounts payable .................            74           (240)       (2,977)        5,382             --            2,239
        Accrued expenses .................         9,889            295        (2,562)       (1,863)            --            5,759
        Other assets and liabilities .....           263         (1,552)        4,279           104             --            3,094
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash provided by operating
            activities ...................       (37,581)       (14,370)       45,297        51,088             --           44,433
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment ............................           (52)           (26)      (24,034)      (38,387)            --          (62,499)
  Proceeds from sale of properties .......            --             --        80,976        15,678             --           96,654
  Acquisitions, net of cash acquired .....            --             --      (148,922)           --             --         (148,922)
  Change in cash in escrow ...............            --             --        (2,507)       (2,032)            --           (4,539)
  Deferred acquisition costs and other ...            --         (2,711)           --            --             --           (2,711)
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash used in investing
            activities ...................           (52)        (2,737)      (94,486)      (24,742)            --         (122,017)
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt .................................       539,150            986         6,040         3,059             --          549,235
  Principal payments on long-term debt ...       (97,186)       (11,699)     (156,010)     (183,212)            --         (448,107)
  Disbursements/receipts on intercompany
    debt .................................      (385,991)        29,805       201,256       154,930             --               --
  Proceeds from exercise of stock
    options ..............................            --            234            --            --             --              234
  Preferred stock dividends paid .........            --           (289)           --            --             --             (289)
  Purchase of treasury stock .............            --         (1,992)           --            --             --           (1,992)
  Deferred financing costs paid ..........       (18,340)           (23)         (617)           --             --          (18,980)
                                               ---------      ---------      --------     ---------      ---------      -----------
          Net cash provided by financing
            activities ...................        37,633         17,022        50,669       (25,223)            --           80,101
                                               ---------      ---------      --------     ---------      ---------      -----------
Effect of exchange rates on cash .........            --             --            --        (1,025)            --           (1,025)
                                               ---------      ---------      --------     ---------      ---------      -----------
Net (decrease) increase in cash ..........            --            (85)        1,480            98             --            1,492
Cash, beginning of period ................            --             92         1,464        10,042             --           11,598
                                               ---------      ---------      --------     ---------      ---------      -----------
Cash, end of period ......................     $      --      $       7      $  2,943     $  10,140      $      --      $    13,090
                                               =========      =========      ========     =========      =========      ===========