Form 10-Q
period 2003-03-31
RAILAMERICA INC /DE
filed 2003-05-09
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 0-20618

RAILAMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487

(Address of principal executive offices) (Zip code)

(561) 994-6015

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 — 31,797,083 shares as of May 7, 2003

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(in thousands, except share data)

	(unaudited)
	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,328	$28,887
Restricted cash in escrow	371	371
Accounts and notes receivable, net	63,836	63,463
Current assets of discontinued operations	5,657	5,834
Other current assets	20,526	22,429

Total current assets	108,718	120,984
Property, plant and equipment, net	929,469	904,253
Long-term assets of discontinued operations	49,433	50,355
Other assets	28,681	30,961

Total assets	$1,116,301	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,187	$4,200
Accounts payable	40,414	46,722
Accrued expenses	30,630	38,420
Current liabilities of discontinued operations	9,747	11,624

Total current liabilities	84,978	100,966
Long-term debt, less current maturities	382,881	383,121
Subordinated debt	141,759	141,331
Deferred income taxes	153,422	150,159
Long-term liabilities of discontinued operations	27,697	27,283
Other liabilities	25,131	24,790

Total liabilities	815,868	827,650

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,797,083 shares and 31,879,602 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital	260,975	261,372
Retained earnings	52,389	48,055
Accumulated other comprehensive loss	(12,963)	(30,556)

Total stockholders’ equity	300,433	278,903

Total liabilities and stockholders’ equity	$1,116,301	$1,106,553

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(in thousands, except earnings per share)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Operating revenue	$107,229	$105,811

Operating expenses:
Transportation	60,530	60,647
Selling, general and administrative	22,293	22,341
Net gain on sale of assets	(367)	(4,647)
Depreciation and amortization	8,721	7,941

Total operating expenses	91,177	86,282

Operating income	16,052	19,529
Interest expense	(9,738)	(12,309)

Income from continuing operations before income taxes	6,314	7,220
Provision for income taxes	2,305	2,321

Income from continuing operations	4,009	4,899
Loss from sale of discontinued operations, net of income taxes	—	(196)
Income from discontinued operations, net of income taxes	325	440

Net income	$4,334	$5,143

Basic earnings per common share:
Continuing operations	$0.13	$0.15
Discontinued operations	0.01	0.01

Net income	$0.14	$0.16

Diluted earnings per common share:
Continuing operations	$0.13	$0.14
Discontinued operations	0.01	0.01

Net income	$0.14	$0.15

Weighted average common shares outstanding:
Basic	31,870	32,004

Diluted	31,897	35,209

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$4,334	$5,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	10,991	9,834
Write-off of deferred acquisition costs	—	2,381
Gain on sale of assets	(367)	(4,647)
Deferred income taxes	2,300	1,954
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	938	(1,181)
Other current assets	2,246	1,129
Accounts payable	(7,008)	(6,017)
Accrued expenses	(8,336)	(6,510)
Other assets and liabilities	(1,012)	(73)

Net cash provided by operating activities	4,086	2,013

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,796)	(10,939)
Proceeds from sale of assets	917	5,803
Acquisitions, net of cash acquired	(3,547)	(88,548)
Deferred acquisition costs and other	(72)	(4,529)

Net cash used in investing activities	(14,498)	(98,213)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	73,577
Principal payments on long-term debt	(242)	(10,640)
Proceeds from exercise of stock options and warrants	282	325
Purchase of treasury stock	(542)	(1,961)
Debt issuance costs	—	(1,404)

Net cash provided by (used in) financing activities	(502)	59,897

Effect of exchange rates on cash	355	580

Net decrease in cash	(10,559)	(35,723)
Cash, beginning of period	28,887	59,761

Cash, end of period	$18,328	$24,038

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The December 31, 2002 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

In January 2003, the Company announced its intention to sell its 55% equity interest in Ferronor, its Chilean railroad operations. As a result, Ferronor has been presented as a discontinued operation in the financial statements.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2002 annual report on Form 10-K.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This pronouncement has not had a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Management is evaluating the impact this standard may have on the Company’s financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	STOCK-BASED COMPENSATION

The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months
	ended March 31,

	2003	2002

Net income, as reported	$4,334	$5,143
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(806)	(701)

Pro forma net income	$3,528	$4,442

Earnings per share:
Basic-as reported	$0.14	$0.16

Basic-pro forma	$0.11	$0.14

Diluted-as reported	$0.14	$0.15

Diluted-pro forma	$0.11	$0.13

4.	EARNINGS PER SHARE

For the three months ended March 31, 2003 and 2002, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 8.5 million options and warrants were excluded from the calculation for the three months ended March 31, 2003, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures, as such securities were anti-dilutive.

For the three months ended March 31, 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 1.6 million options and warrants were excluded from the calculation for the three months ended March 31, 2002, as their exercise prices were in excess of the average stock price during the period.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Income from continuing operations	$4,009	$4,899
Interest on convertible debt	—	253

Income from continuing operations (diluted)	$4,009	$5,152

Weighted average shares outstanding (basic)	31,870	32,004
Options and warrants	27	1,025
Convertible debt	—	2,180

Weighted average shares outstanding (diluted)	31,897	35,209

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	DISCONTINUED OPERATIONS

In January 2003, the Company announced its intent to sell its 55% equity interest in Ferronor, its Chilean railroad operations. The Company expects to sell its equity ownership interest during 2003, therefore, the results of operations are reported in discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of Ferronor have been presented as assets and liabilities of discontinued operations on the March 31, 2003 and December 31, 2002 balance sheets. There were no significant changes in the assets or liabilities of Ferronor during the first quarter of 2003. Gains realized on the sale of this business will be reported in the period in which the divestiture is completed.

The results of operations for Ferronor were as follows (in thousands):

	For the three months
	ended March 31,

	2003	2002

Operating revenue	$6,198	$5,341
Income from discontinued operations	$389	$518
Income tax benefit (provision)	(64)	(78)

Income from discontinued operations, net of tax	$325	$440

6.	ACQUISITIONS

In the first quarter of 2003, the Company acquired 2.6 miles of track connecting to the Dallas, Garland & Northeastern Railroad and 71.5 miles of track on the west-end of the Toledo, Peoria &Western Railway for total consideration of $3.6 million in cash. The pro forma impact of these acquisitions is not material.

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

The cash components of the StatesRail and ParkSierra acquisitions were financed through available cash and an additional $50 million term loan under the Company’s prior senior credit facility (see Note 8).

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	DISPOSITIONS

In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, including a long-term note for $0.8 million, resulting in a gain of $4.5 million. The note receivable bears interest at 5% and is due February 28, 2007. The results of operations for the Georgia Southwestern Railroad were not material.

In December 2000, the Company sold its trailer manufacturing operation which was previously classified as a discontinued operation. For the three months ended March 31, 2002, a charge of $0.2 million, net of income taxes of $0.1 million was recorded to discontinued operations in conjunction with the settlement of certain amounts with the buyer of the business.

8.	DEBT

In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australian Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (3.78% at March 31, 2003). There were no outstanding balances under the revolver at March 31, 2003. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor.

The senior credit facility and the indenture governing the Company’s senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of March 31, 2003.

9.	HEDGING ACTIVITIES

The Company currently uses derivatives to hedge against increases in fuel prices and interest. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 9% of total revenues during the three months ended March 31, 2003. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. Each one-cent change in the price of fuel would result in a $0.4 million change in fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2003, the Company had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month through December 31, 2003, (35% of estimated North American monthly consumption) at an average price of 66 cents per gallon, excluding transportation and taxes. The fair value of the fuel swap was a net receivable of $0.8 million at March 31, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	HEDGING ACTIVITIES, continued

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.1 million at March 31, 2003.

On November 8, 2002, the Company entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.62% on $300 million of debt. The fair value of these swaps was a net liability of $0.9 million at March 31, 2003.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133.

10.	COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the three months ended March 31, 2003, the Company repurchased 102,000 shares at a total cost of $0.5 million.

11.	COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of March 31, 2003 the accumulated other comprehensive loss consisted of $1.5 million of unrealized losses related to hedging transactions and $11.5 million of cumulative translation adjustment losses. The following table reconciles net income to comprehensive income for the three months ended March 31, 2003 and 2002 (in thousands).

	Three Months Ended
	March 31,

	2003	2002

Net income	$4,334	$5,143
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	(304)	1,174
Change in accumulated translation adjustments	17,897	10,249

Total comprehensive income	$21,927	$16,566

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	COMMITMENTS AND CONTINGENCIES

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

13.	SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada. The international segment includes the operations of our Australian subsidiaries and has been restated for the exclusion of the Chilean operations except for total assets, due to its classification as discontinued operations.

Business segment information for the three ended March 31, 2003 and 2002 is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$107,229	$86,368	$20,751	$110
Depreciation and amortization	$8,721	$5,489	$3,083	$149
Operating income (loss)	$16,052	$19,075	$(982)	$(2,041)
Income (loss) before income taxes	$6,314	$8,857	$(1,492)	$(1,051)
Total assets	$1,116,301	$819,098	$254,998	$42,205

THREE MONTHS ENDED MARCH 31, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$105,811	$81,951	$23,783	$77
Depreciation and amortization	$7,941	$5,514	$2,224	$203
Operating income (loss)	$19,529	$14,743	$4,901	$(115)
Income (loss) before income taxes	$7,220	$8,968	$3,961	$(5,709)
Total assets	$1,057,212	$787,728	$237,217	$32,267

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$525	$217	$17,586	$—	$18,328
Cash held in escrow	—	245	—	126	—	371
Accounts and notes receivable, net	—	852	37,497	25,487	—	63,836
Current assets of discontinued operations	—	—	—	5,657	—	5,657
Other current assets	—	2,783	11,656	6,087	—	20,526

Total current assets	—	4,405	49,370	54,943	—	108,718
Property, plant and equipment, net	—	1,395	628,241	299,833	—	929,469
Long-term assets of discontinued operations	—	—	—	49,433	—	49,433
Other assets	16,271	1,152	5,491	5,767	—	28,681
Investment in and advances to affiliate	287,510	299,512	114,124	(1,252)	(699,894)	—

Total assets	$303,781	$306,464	$797,226	$408,724	$(699,894)	$1,116,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,650	$—	$437	$1,100	$—	$4,187
Accounts payable	149	396	27,091	12,778	—	40,414
Accrued expenses	2,700	2,549	16,915	8,466	—	30,630
Current liabilities of discontinued operations	—	—	—	9,747	—	9,747

Total current liabilities	5,499	2,945	44,443	32,091	—	84,978
Long-term debt, less current maturities	262,350	—	11,631	108,900	—	382,881
Subordinated debt	120,545	21,214	—	—	—	141,759
Deferred income taxes	(20,999)	(18,128)	157,737	34,812	—	153,422
Long-term liabilities of discontinued operations	—	—	—	27,697	—	27,697
Other liabilities	2,999	—	7,605	14,527	—	25,131
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	260,975	436,017	69,137	(505,912)	260,975
Retained earnings	(65,392)	52,389	136,034	53,442	(124,084)	52,389
Accumulated other comprehensive loss	(1,979)	(12,963)	496	4,529	(3,046)	(12,963)

Total stockholders’ equity	(66,613)	300,433	575,810	190,697	(699,894)	300,433

Total liabilities and stockholders’ equity	$303,781	$306,464	$797,226	$408,724	$(699,894)	$1,116,301

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$146	$69,333	$37,750	$—	$107,229

Operating expenses:
Transportation	—	—	34,211	26,319	—	60,530
Selling, general and administrative	9	2,345	16,014	3,925	—	22,293
Gain on sale of assets	—	—	(356)	(11)	—	(367)
Depreciation and amortization	—	62	4,557	4,102	—	8,721

Total operating expenses	9	2,407	54,426	34,335	—	91,177

Operating income (loss)	(9)	(2,261)	14,907	3,415	—	16,052
Interest expense	(1,694)	(447)	(6,034)	(1,563)	—	(9,738)
Equity in earnings of subsidiaries	2,340	1,216	—	—	(3,556)	—
Other income (expense)	—	3,445	(2,049)	(1,396)	—	—

Income (loss) from continuing operations before income taxes	637	1,953	6,824	456	(3,556)	6,314
Provision (benefit) for income taxes	(579)	(2,381)	4,423	842	—	2,305

Income (loss) from continuing operations	1,216	4,334	2,401	(386)	(3,556)	4,009
Income from discontinued operations (net of tax)	—	—	—	325	—	325

Net income (loss)	$1,216	$4,334	$2,401	$(61)	$(3,556)	$4,334

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,216	$4,334	$2,401	$(61)	$(3,556)	$4,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	934	252	4,562	5,243	—	10,991
Equity in earnings of subsidiaries	(2,340)	(1,216)	—	—	3,556	—
Gain on sale of properties	—	—	(356)	(11)	—	(367)
Deferred income taxes	(580)	(2,382)	4,356	906	—	2,300
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(480)	1,988	(570)	—	938
Other current assets	—	460	1,965	(179)	—	2,246
Accounts payable	—	(575)	(756)	(5,677)	—	(7,008)
Accrued expenses	(4,435)	(471)	(3,032)	(398)	—	(8,336)
Other assets and liabilities	8	27	(47)	(1,000)	—	(1,012)

Net cash provided by (used in) operating activities	(5,197)	(51)	11,081	(1,747)	—	4,086

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(41)	(9,501)	(2,254)	—	(11,796)
Proceeds from sale of properties	—	—	871	46	—	917
Acquisitions, net of cash acquired	—	—	(3,547)	—	—	(3,547)
Deferred acquisition costs and other	—	(72)	—	—	—	(72)

Net cash used in investing activities	—	(113)	(12,177)	(2,208)	—	(14,498)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(242)	—	—	(242)
(Disbursements)/receipts on intercompany debt	5,197	(7,946)	1,186	1,563	—	—
Proceeds from exercise of stock options and warrants	—	282	—	—	—	282
Purchase of treasury stock	—	(542)	—	—	—	(542)

Net cash provided by (used in) financing activities	5,197	(8,206)	944	1,563	—	(502)

Effect of exchange rates on cash	—	—	—	355	—	355

Net (decrease) in cash	—	(8,370)	(152)	(2,037)	—	(10,559)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$—	$525	$217	$17,586	$—	$18,328

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash	$—	$8,895	$369	$19,623	$—	$28,887
Cash held in escrow	—	245	—	126	—	371
Accounts and notes receivable	—	654	39,984	22,825	—	63,463
Current assets of discontinued operations	—	—	—	5,834		5,834
Other current assets	—	3,243	13,660	5,526	—	22,429

Total current assets	—	13,037	54,013	53,934	—	120,984

Property, plant and equipment, net	42	1,374	620,534	282,303	—	904,253
Long-term assets of discontinued operations	—	—		50,355		50,355
Other assets	16,892	1,163	8,136	4,770	—	30,961
Investment in and advances to affiliates	292,664	272,696	112,671	(4,623)	(673,409)	—

Total assets	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,650	$—	$450	$1,100	$—	$4,200
Accounts payable	149	988	30,512	15,073	—	46,722
Accrued expenses	7,135	3,020	21,558	6,707	—	38,420
Current liabilities of discontinued operations	—	—	—	11,624	—	11,624

Total current liabilities	9,934	4,008	52,520	34,504	—	100,966

Long-term debt, less current maturities	262,350	—	11,871	108,900	—	383,121
Subordinated debt	120,224	21,107	—	—	—	141,331
Deferred income taxes	(20,251)	(15,747)	154,331	31,826	—	150,159
Long-term liabilities of discontinued operations	—	—	—	27,283	—	27,283
Other liabilities	2,504	—	7,803	14,483	—	24,790
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	261,372	433,564	66,715	(501,037)	261,372
Retained earnings	(64,268)	48,055	131,527	53,003	(120,262)	48,055
Accumulated other comprehensive income (loss)	(1,653)	(30,556)	475	(13,564)	14,742	(30,556)

Total stockholders’ equity	(65,163)	278,903	568,829	169,743	(673,409)	278,903

Total liabilities and stockholders’ equity	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$(1,116)	$67,188	$38,623	$1,116	$105,811

Operating expenses:
Transportation	—	—	36,735	23,912	—	60,647
Selling, general and administrative	6	4,489	14,754	1,976	1,116	22,341
Gain on sale of assets (net)	—	—	(4,604)	(43)	—	(4,647)
Depreciation and amortization	87	41	4,625	3,188	—	7,941

Total operating expenses	93	4,530	51,510	29,033	1,116	86,282

Operating (loss) income	(93)	(5,646)	15,678	9,590	—	19,529
Interest expense	(2,542)	(501)	(6,897)	(2,369)	—	(12,309)
Equity in earnings of subsidiaries	9,695	8,101	—	—	(17,796)	—
Other income (expense)	—	2,218	(1,107)	(1,111)	—	—

Income (loss) from continuing operations before income taxes	7,060	4,172	7,674	6,110	(17,796)	7,220
Provision (benefit) for income taxes	(1,041)	(971)	2,409	1,924	—	2,321

Income (loss) from continuing operations	8,101	5,143	5,265	4,186	(17,796)	4,899
Loss from sale of discontinued operations (net of tax)	—	—	(196)	—	—	(196)
Income from discontinued operations (net of tax)	—	—	—	440	—	440

Net income (loss)	$8,101	$5,143	$5,069	$4,626	$(17,796)	$5,143

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$8,101	$5,143	$5,069	$4,626	$(17,796)	$5,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,033	230	4,644	3,927	—	9,834
Write-off of deferred acquisition costs	—	2,381	—	—	—	2,381
Equity in earnings of subsidiaries	(9,695)	(8,101)	—	—	17,796	—
Gain on sale or disposal of properties	—	—	(4,601)	(46)	—	(4,647)
Deferred income taxes	(1,041)	(971)	(2,485)	1,481	—	1,954
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,388)	3,173	(2,966)	—	(1,181)
Other current assets	(134)	356	523	384	—	1,129
Accounts payable	—	(1,348)	(1,312)	(3,357)	—	(6,017)
Accrued expenses	(3,884)	(920)	1,025	(2,731)	—	(6,510)
Other assets and liabilities	—	10	(759)	676	—	(73)

Net cash (used in) provided by operating activities	(5,620)	(4,608)	10,248	1,992	—	2,013

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(53)	(7,058)	(3,828)	—	(10,939)
Proceeds from sale of properties	—	—	5,657	146	—	5,803
Acquisitions, net of cash acquired	—	—	(88,548)	—	—	(88,548)
Deferred acquisition costs and other	—	(2,083)	—	(2,446)	—	(4,529)

Net cash used in investing activities	—	(2,136)	(89,950)	(6,127)	—	(98,213)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	71,500	—	206	1,871	—	73,577
Principal payments on long-term debt	(10,307)	—	(333)	—	—	(10,640)
(Disbursements)/receipts on intercompany debt	(54,169)	(28,263)	82,673	(241)	—	—
Proceeds from exercise of stock options	—	325	—	—	—	325
Purchase of treasury stock	—	(1,961)	—	—	—	(1,961)
Deferred financing costs paid	(1,404)	—	—	—	—	(1,404)

Net cash provided by (used in) financing activities	5,620	(29,899)	82,546	1,630	—	59,897

Effect of exchange rates on cash	—	—	—	580	—	580

Net (decrease) increase in cash	—	(36,643)	2,844	(1,925)	—	(35,723)
Cash, beginning of period	—	38,049	289	21,423	—	59,761

Cash, end of period	$—	$1,406	$3,133	$19,498	$—	$24,038

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are the world’s largest short line and regional freight railroad operator. We own 49 railroads operating approximately 12,900 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, we operate 46 railroads in 26 states, five Canadian provinces and the Northwest Territories.

     In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, Ferronor’s results of operations for the periods presented have been reclassified to discontinued operations.

     In January 2002, we acquired StatesRail, a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (consisting of seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $90 million, consisting of $67 million in cash and 1.7 million shares of our common stock valued at $23 million. The cash portion of the purchase price was financed through available cash and a portion of a $50 million term loan under our prior senior credit facility.

     In January 2002, we also acquired ParkSierra, a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $48 million, consisting of $23 million in cash and 1.8 million shares of our common stock valued at $25 million. The cash portion of the purchase price was financed through available cash and a portion of a $50 million term loan under our prior senior credit facility.

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

     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters and deferred income taxes. In accordance with SFAS No. 5, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our consolidated statement of income in the period of the change.

     Freight Australia, our Australian subsidiary, maintains a long service leave program for its employees. Under the program, an employee is entitled to paid leave of up to 13 weeks after they have performed 10 years of service. Key assumptions in estimating this liability are the discount rate, annual rate of increase in compensation levels, employee turnover and the number of years before employees use the accrued leave.

     Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and the need for establishing a valuation allowance. This process includes reviewing historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse impact on earnings.

     Property, plant and equipment comprised 83% of our total assets as of March 31, 2003. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2003, our operating revenues increased $1.4 million, or 1%, to $107.2 million from $105.8 million for the three months ended March 31, 2002. This increase was primarily due to an increase of $4.4 million in operating revenues from the North American railroads, partially offset by a decrease in Freight Australia’s operating revenues of $3.0 million due to the drought in the grain growing regions served in Australia. Operating income decreased $3.4 million, or 17%, to $16.1 million for the three months ended March 31, 2003 from $19.5 million in the prior comparable quarter in 2002. This decrease was primarily due to a decrease of $5.9 million in Freight Australia’s operating income due to the drought in Australia and the $4.5 million gain on sale of Georgia Southwestern Railroad in 2002, partially offset by an increase of $4.3 million in North America’s operating income in 2003 and $2.4 million of bid costs that were written off in 2002. Interest expense, including amortization of deferred financing costs, decreased $2.6 million, or 21%, to $9.7 million for the three months ended March 31, 2003 from $12.3 million in the prior comparable quarter in 2002 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us.

     Set forth below is a discussion of the historical results of operations for our North American and international railroad operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

StatesRail (8 railroads)	January 2002
ParkSierra (3 railroads)	January 2002

     We disposed of certain railroads during 2002 as follows:

Georgia Southwestern Railroad	March 2002
Texas New Mexico Railroad	May 2002

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended March 31, 2003 and 2002.

	For the three months ended March 31,

	2003		2002

Operating revenue	$86,368	100%	$81,951	100%

Operating expenses:
Maintenance of way	8,938	10.4%	9,674	11.8%
Maintenance of equipment	3,526	4.1%	4,723	5.8%
Transportation	23,347	27.0%	22,687	27.7%
Equipment rental	8,147	9.4%	8,376	10.2%
Selling, general and administrative	17,846	20.7%	16,234	19.8%
Depreciation and amortization	5,489	6.3%	5,514	6.7%

Total operating expenses	67,293	77.9%	67,208	82.0%

Operating income	$19,075	22.1%	$14,743	18.0%

     OPERATING REVENUE. Operating revenue increased by $4.4 million, or 5%, to $86.4 million in 2003 from $82.0 million in 2002. Total carloads were comparative at 277,137 in 2003 and 277,011 in 2002. Excluding revenues of $1.0 million in 2002 from the disposed railroads, Texas New Mexico Railroad and the Georgia Southwestern Railroad, operating revenue increased $5.4 million or 7% while carloads increased by 2,307 or 1%. The increase in “same railroad” revenue is due to a change in commodity mix and improvement in the Canadian dollar. While lower rated bridge traffic declined 5,142 carloads, some other commodities, such as chemicals and petroleum products, increased from 2002. The increase in the average rate per carload to $269 in 2003 from $259 in 2002 is also due to the change in commodity mix and improvement in the Canadian dollar. Non-freight revenue for the quarter ended March 31, 2003 includes $1.0 million from the sale of easements along several of our railroad properties.

     The following table compares North American freight revenue, carloads, and average freight revenue per carload for the three months ended March 31, 2003 and 2002:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	March 31, 2003			March 31, 2002

	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Agricultural & Farm Products	$6,846	22,232	$308	$7,245	24,334	$298
Autos	2,134	9,290	230	2,513	11,490	219
Chemicals	7,478	22,063	339	6,819	20,712	329
Coal	5,932	34,744	171	5,771	30,943	186
Food Products	4,693	14,752	318	4,910	15,088	325
Intermodal	1,243	9,715	128	1,063	10,351	103
Lumber & Forest Products	12,653	31,665	400	11,879	30,837	385
Metals	6,518	21,032	310	6,075	20,108	302
Metallic/Non-metallic Ores	3,606	13,071	276	4,027	15,059	267
Minerals	4,207	11,401	369	3,985	10,564	377
Paper Products	6,530	22,560	289	6,297	22,452	280
Petroleum Products	5,374	13,501	398	4,291	10,829	396
Railroad Equipment/Bridge Traffic	5,181	44,550	116	5,300	49,692	107
Other	2,231	6,561	340	1,472	4,552	323

Total	$74,626	277,137	$269	$71,647	277,011	$259

     Agricultural and farm products revenue was $6.8 million in the quarter ended March 31, 2003 compared to $7.2 million in the quarter ended March 31, 2002, a decrease of $0.4 million or 6%. This change is primarily due to a decrease in demand for grain from Illinois.

     Autos revenue was $2.1 million in the quarter ended March 31, 2003 compared to $2.5 million in the quarter ended March 31, 2002, a decrease of $0.4 million or 15%. This decrease relates to a General Motors contract Canadian National Railway lost to CSX Transportation in Ohio.

     Chemical revenue was $7.5 million in the quarter ended March 31, 2003 compared to $6.8 million in the quarter ended March 31, 2002, an increase of $0.7 million or 10%. This increase is primarily due to increased business with existing customers in South Carolina and Illinois.

     Coal revenue was $5.9 million in the quarter ended March 31, 2003 compared to $5.8 million in the quarter ended March 31, 2002, an increase of $0.1 million or 3%. This increase is a result of new business with a utility company in Oklahoma in 2002, partially offset by a decrease in carloads from the Powder River Basin due to winter weather conditions.

     Food product revenue was $4.7 million in the quarter ended March 31, 2003 compared to $4.9 million in the quarter ended March 31, 2002, a decrease of $0.2 million or 4%. This decrease is due to a drought in Kansas, which has resulted in a poor harvest.

     Intermodal revenue was $1.2 million in the quarter ended March 31, 2003 compared to $1.1 million in the quarter ended March 31, 2002, an increase of $0.1 million or 17%. This increase is due to new business obtained in Washington and a change in customer mix.

     Lumber and forest product revenue was $12.7 million in the quarter ended March 31, 2003 compared to $11.9 million in the quarter ended March 31, 2002, an increase of $0.8 million or 7%. This increase is primarily due to a short-term contract to haul logs in Arizona through the second quarter of 2003.

     Metal revenue was $6.5 million in the quarter ended March 31, 2003 compared to $6.1 million in the quarter ended March 31, 2002, an increase of $0.4 million or 7%. This increase is primarily due to an increase in carloads from existing customers in Ohio and North Carolina.

     Metallic and non-metallic ore revenue was $3.6 million in the quarter ended March 31, 2003 compared to $4.0 million in the quarter ended March 31, 2002, a decrease of $0.4 million or 10%. This decrease consists of $0.1 million from divested North American operations and a decrease of $0.3 million from existing North American railroad operations. The decrease from existing North American operations is primarily due to customer production problems in Arizona.

     Mineral revenue was $4.2 million in the quarter ended March 31, 2003 compared to $4.0 million in the quarter ended March 31, 2002, an increase of $0.2 million or 6%. This increase is the result of new business in Alabama to move calcium carbonate.

     Paper revenue was $6.5 million in the quarter ended March 31, 2003 compared to $6.3 million in the quarter ended March 31, 2002, an increase of $0.2 million or 4%. This increase is due to a change in customer mix resulting in higher rates per carload.

     Petroleum product revenue was $5.4 million in the quarter ended March 31, 2003 compared to $4.3 million in the quarter ended March 31, 2002, an increase of $1.1 million or 25%. This increase is primarily due to a new petroleum coke move for a customer in Canada and new business to move liquified petroleum gas in New England.

     Railroad equipment and bridge traffic revenue was $5.2 million in the quarter ended March 31, 2003 compared to $5.3 million in the quarter ended March 31, 2002, a decrease of $0.1 million or 2%. This change is primarily due to a decrease in low rated empty coal cars moved for a utility company in Arkansas.

     Other revenue was $2.2 million in the quarter ended March 31, 2003 compared to $1.5 million in the quarter ended March 31, 2002, an increase of $0.7 million or 52%. This increase is primarily due to new business to move soil in Illinois.

     OPERATING EXPENSES. Operating expenses were comparable at $67.3 million in 2003 and $67.2 million in 2002. The operating ratio was 77.9% in 2003 compared to 82.0% in 2002. The improvement of the operating ratio is primarily due to cost savings initiatives and increased revenue per carload in 2003. Both periods include an allocation of expenses which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses decreased as a percentage of revenue to 10.4% in 2003 from 11.8% in 2002, primarily due to lower casualty and insurance expense in 2003.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 4.1% in 2003 from 5.8% in 2002. The decrease is primarily due to improved cost controls and a reduction in labor expense in 2003.

     TRANSPORTATION. Transportation expense decreased as a percentage of revenue to 27.0% in 2003 from 27.7% in 2002. This decrease is primarily due to lower labor costs (including contract labor) which accounted for a 1.5 percentage point decrease, partially offset by higher fuel costs which accounted for a 1.0 percentage point increase. Labor costs were lower due to strict cost control measures implemented during 2002. Fuel costs were $1.08 per gallon in 2003 compared to 79 cents per gallon in 2002 resulting in a $1.9 million increase in fuel expense in 2003, net of a $0.7 million benefit in 2003 for our fuel hedge.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.4% in 2003 from 10.2% in 2002 due to improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased as a percentage of revenues to 20.7% in 2003 from 19.8% in 2002 due to higher labor and insurance costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained constant at $5.5 million for 2003 and 2002.

INTERNATIONAL RAILROAD OPERATIONS

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

     In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, Ferronor’s results of operations for the periods presented have been reclassified to discontinued operations.

     The following table sets forth the operating revenue and expenses (in thousands) for our international railroad operations (Freight Australia) for the three months ended March 31, 2003 and 2002.

	For the three months
	ended March 31,

	2003	2002

Operating revenue	$20,751	$23,783

Operating expenses:
Transportation	16,572	15,186
Selling, general and administrative	2,078	1,472
Depreciation and amortization	3,083	2,224

Total operating expenses	21,733	18,882

Operating income (loss)	$(982)	$4,901

     OPERATING REVENUE. Operating revenue decreased $3.0 million, or 13%, to $20.8 million in 2003 from $23.8 million in 2002. Freight Australia benefited from an increase in the Australian Dollar against the U.S. Dollar to 59 cents in the first quarter of 2003 from 52 cents in the first quarter of 2002, increasing revenues by $2.6 million in 2003. This was more than offset by lower grain traffic compared to 2002 as a result of the drought in Australia. Freight Australia’s carloads were 40,148 for the three months ended March 31, 2003, a decrease of 14,261, or 26%, compared to 54,409 for the three months ended March 31, 2002. Revenue per carload for the first quarter of 2003 was $390 versus $353 for the first quarter of 2002.

     The following table compares international freight revenue, carloads, and average freight revenue per carload for the three months ended March 31, 2003 and 2002:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	March 31, 2003			March 31, 2002

	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Agricultural & Farm Products	$5,920	10,788	$549	$10,866	24,079	$451
Chemicals	141	345	409	125	400	313
Coal	—	—	—	19	38	500
Intermodal	6,959	17,922	388	6,256	19,852	315
Lumber & Forest Products	548	1,723	318	403	1,169	345
Minerals	816	3,845	212	1,096	4,504	243
Paper Products	405	2,999	135	286	3,757	76
Petroleum Products	562	1,921	293	137	550	249
Other	315	605	521	7	60	117

Total	$15,666	40,148	$390	$19,195	54,409	$353

     Agricultural and farm products revenues were $5.9 million in the quarter ended March 31, 2003 compared to $10.9 million in the quarter ended March 31, 2002, a decrease of $5.0 million or 46%. This decrease is due to the drought in Australia. In the first quarter of 2003, Freight Australia transported 0.5 million tons of grain compared to 1.2 million tons of grain in 2002. We estimate Freight Australia will transport 2.0 million tons of grain in 2003 compared to 3.7 million tons in 2002 and 4.7 million tons in 2001. Assuming a normal harvest in 2003, we expect Freight Australia to transport between 4.0 and 5.0 million tons of grain in 2004.

     Intermodal revenues were $7.0 million in the quarter ended March 31, 2003 compared to $6.3 million in the quarter ended March 31, 2002, an increase of $0.7 million or 11%. This increase is primarily due to the increase in the Australian Dollar exchange rate.

     Mineral revenues were $0.8 million in the quarter ended March 31, 2003 compared to $1.1 million in the quarter ended March 31, 2002, a decrease of $0.3 million or 26%. This decrease is primarily due to the temporary suspension of a cement move from New South Wales to Melbourne. It is expected that this move will resume in the third quarter of 2003.

     Petroleum product revenues were $0.6 million in the quarter ended March 31, 2003 compared to $0.1 million in the quarter ended March 31, 2002, an increase of $0.5 million or 310%. This increase is primarily due to a new contract obtained in the third quarter of 2002 to move petroleum in New South Wales.

     OPERATING EXPENSES. Operating expenses increased $2.8 million, or 15%, to $21.7 million in 2003 from $18.9 million in 2002. An increase in the Australian Dollar against the U.S. Dollar, as noted above, increased total operating expenses by $2.7 million. The remaining increase was due to higher depreciation expense associated with track upgrades and rolling stock refurbishment and higher fuel costs which averaged 89 cents a gallon in the first quarter of 2003 compared to 60 cents a gallon in 2002. Partially offsetting these increases was a decrease in labor costs as a result of a reduction in the labor force due to the drought. The operating ratio for the international operations was 104.7% in 2003 compared to 79.4% in 2002.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, decreased $2.2 million to $2.4 million during the three months ended March 31, 2003 from $4.6 million in the three months ended March 31, 2002. This decrease was due to a write-off of $2.4 million for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia in 2002.

     ASSET SALES. Net gains on sales of assets were $0.4 million for the three months ended March 31, 2003 compared to $4.6 million for the comparable period in 2002. The gain in 2002 relates primarily to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million.

     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, decreased $2.6 million to $9.7 million for the three months ended March 31, 2003 from $12.3 million in 2002. The decrease in interest expense from 2002 to 2003 is primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us.

     DISCONTINUED OPERATIONS. In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, the results of operations for the quarters presented have been reclassified to discontinued operations. Ferronor’s net income decreased $0.1 million in 2003 to $0.3 million from $0.4 million in 2002. This decrease was primarily due to an increase of $0.3 million in fuel expense as fuel prices averaged $1.06 a gallon in the first quarter of 2003 compared to 71 cents for the comparable period in 2002. An escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, resulted in a loss of $0.2 million, after tax, in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility.

     Our cash provided by operating activities increased $2.1 million to $4.1 million for the quarter ended March 31, 2003 from $2.0 million for the comparable period in 2002. Total cash provided by operating activities for 2003 consists of $4.3 million in net income, $11.0 million in depreciation and amortization and $2.3 million in deferred income taxes, partially offset by $0.4 million of asset sale gains and $13.2 million of changes in working capital accounts compared to $5.1 million of net income, $9.8 million of depreciation and amortization, $2.4 million for the write-off of deferred acquisition costs, and $2.0 million in deferred taxes, partially offset by $4.6 million in asset sale gains and $12.7 million of changes in working capital accounts in the first quarter of 2002.

     Cash used in investing activities was $14.5 million for the three months ended March 31, 2003 compared to $98.2 million in 2002. The decrease is primarily due to the use of cash for the acquisitions of ParkSierra and StatesRail which totaled $88.5 million in 2002. Partially offsetting this, capital expenditures for the three months ended March 31, 2003 were $11.8 million, or $0.9 million higher than the comparable quarter in 2002 and asset sale proceeds were $0.9 million for the three months ended March 31, 2003 compared to $5.8 million in 2002.

     Cash (used in) provided by financing activities was ($0.5) million for the three months ended March 31, 2003 compared to $59.9 million in 2002. The decrease of $60.4 million was primarily due to $50.0 million of borrowings in January 2002 used to finance the acquisitions of ParkSierra and StatesRail. The primary use of cash in 2003 was the purchase of treasury stock for $0.5 million.

     As of March 31, 2003, we had working capital of $23.7 million, including cash on hand of $18.3 million, and $100 million of availability under our revolving credit facility compared to working capital of $20.0 million, cash on hand of $28.9 million and $100 million of availability under our revolving credit facility at December 31, 2002. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

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

     At our option, the new senior credit facilities bear interest at either (1) the alternative base rate (defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG’s Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; provided, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above will be subject to adjustment based on changes in the Company’s leverage ratio effective two fiscal quarters after the closing of the new senior credit facilities. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The U.S. Term Loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. subsidiaries, the Canadian Term Loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Canadian subsidiaries, and the Australian Term Loan and the Australian dollar denominated revolver are collateralized by the assets of and guaranteed by the Company and its U.S. and Australian Subsidiaries. The assets of Ferronor, as well as any other subsidiaries designated in the future as unrestricted subsidiaries, are not pledged under this agreement. Ferronor has not guaranteed and any other unrestricted subsidiaries are not required to guarantee any of the obligations under the credit facility. The loans were provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

     In connection with the refinancing of the senior credit facility in May, we terminated our interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of March 31, 2003, the fair value of these collars was a net liability of $2.1 million.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.62% on $300 million of debt. These interest rate swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of March 31, 2003, the fair value of these swaps was a net liability of $0.9 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     The May 2002 senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of March 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This pronouncement has not had a material impact on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Management is evaluating the impact this standard may have on our financial statements.

INFLATION

     Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenues; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by us; our dependence upon the agricultural industry as a significant user of our rail services; our dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of our employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core properties and assets; and regulation by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.1 million at March 31, 2003.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through December 5, 2003. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.62% on $300 million of debt. The fair value of these swaps was a net liability of $0.9 million at March 31, 2003.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to our operations. Therefore, we are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Excluding the impact of the hedging program, each one-cent change in the price of fuel would result in approximately a $0.4 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2003, we had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month in 2003 (35% of estimated North American consumption per month) at an average price of 66 cents per gallon. The price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel. The fair value of the fuel hedge was a net receivable of $0.8 million at March 31, 2003.

ITEM  4.   CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this report.

     We have noted deficiencies in internal controls of our Australian subsidiary relating to procedures for determining which costs spent on improvements to track structure, locomotives and freight cars qualify for capitalization under our policies.

     We have initiated corrective actions as of the date of this quarterly report on Form 10-Q to address these issues. We have hired a new chief financial officer in Australia and have initiated the following corrective actions and additional procedures:

•	Reorganization of the financial accounting responsibilities;

•	Developing a pre-approval process for capital projects in Australia similar to our process in the United States;

•	Modifying the software which tracks individual jobs on our locomotives and railcars to provide better information to the accounting department; and

•	Instituting new requirements for invoicing and documentation of outsourced track maintenance and improvements in Australia.

     Based upon this evaluation and additional procedures performed to compensate for the deficiencies noted, our CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by rules and forms promulgated under that act. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.89	Long Term Incentive Plan, as amended

10.90	Annual Incentive Plan

99.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

Items 1,2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: May 9, 2003	By:	/s/ Michael J. Howe
Michael J. Howe, Senior Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER

I, Gary O. Marino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RailAmerica, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Gary O. Marino

Gary O. Marino
Chief Executive Officer

Date: May 9, 2003

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

Michael J. Howe
Chief Financial Officer

Date: May 9, 2003