Form 10-Q
period 2003-06-30
RAILAMERICA INC /DE
filed 2003-08-08
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No. 0-20618

RAILAMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487
(Address of principal executive offices) (Zip code)

(561) 994-6015
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 — 31,905,569 shares as of August 7, 2003

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(in thousands, except share data)

	(unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,684	$28,887
Accounts and notes receivable, net	64,334	63,463
Current assets of discontinued operations	6,864	5,834
Other current assets	18,946	22,800

Total current assets	111,828	120,984
Property, plant and equipment, net	989,694	904,253
Long-term assets of discontinued operations	49,271	50,355
Other assets	30,021	30,961

Total assets	$1,180,814	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,159	$4,200
Accounts payable	47,517	46,722
Accrued expenses	30,725	38,420
Current liabilities of discontinued operations	11,870	11,624

Total current liabilities	94,271	100,966
Long-term debt, less current maturities	395,094	383,121
Subordinated debt	142,186	141,331
Deferred income taxes	159,311	150,159
Long-term liabilities of discontinued operations	26,582	27,283
Other liabilities	26,403	24,790

Total liabilities	843,847	827,650

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,905,569 shares and 31,879,602 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital and other	260,475	261,372
Retained earnings	57,082	48,055
Accumulated other comprehensive income (loss)	19,378	(30,556)

Total stockholders’ equity	336,967	278,903

Total liabilities and stockholders’ equity	$1,180,814	$1,106,553

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2003 and 2002
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenue	$110,232	$109,766	$217,461	$215,577

Operating expenses:
Transportation	63,191	60,401	123,721	120,657
Selling, general and administrative	22,371	21,900	44,664	44,632
Net gain on sale of assets	(1,638)	(702)	(2,005)	(5,349)
Depreciation and amortization	9,325	7,704	18,046	15,645

Total operating expenses	93,249	89,303	184,426	175,585

Operating income	16,983	20,463	33,035	39,992
Interest expense	(9,658)	(11,623)	(19,396)	(23,932)
Financing costs and other income (expense)	13	(25,736)	13	(25,736)

Income (loss) from continuing operations before income taxes	7,338	(16,896)	13,652	(9,676)
Provision for (benefit of) income taxes	2,885	(5,321)	5,190	(3,000)

Income (loss) from continuing operations	4,453	(11,575)	8,462	(6,676)
Gain from sale of discontinued operations, net of income taxes	—	853	—	657
Income (loss) from discontinued operations, net of income taxes	240	(3)	565	437

Net income (loss)	$4,693	$(10,725)	$9,027	$(5,582)
Basic earnings (loss) per common share:
Continuing operations	$0.14	$(0.36)	$0.26	$(0.21)
Discontinued operations	0.01	0.03	0.02	0.04

Net income (loss)	$0.15	$(0.33)	$0.28	$(0.17)
Diluted earnings (loss) per common share:
Continuing operations	$0.14	$(0.36)	$0.26	$(0.21)
Discontinued operations	0.01	0.03	0.02	0.04

Net income (loss)	$0.15	$(0.33)	$0.28	$(0.17)
Weighted average common shares outstanding:
Basic	31,781	32,158	31,826	32,081

Diluted	31,953	32,158	31,927	32,081

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$9,027	$(5,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	22,684	19,503
Write-off of deferred acquisition costs	—	2,386
Financing costs	—	25,611
Gain on sale of assets	(2,005)	(6,573)
Deferred income taxes and other	5,494	(2,639)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	5,240	1,068
Other current assets	510	3,362
Accounts payable	4,343	(9,346)
Accrued expenses	(7,093)	(6,331)
Other assets and liabilities	(1,906)	(19,970)

Net cash provided by operating activities	36,294	1,489

Cash flows from investing activities:
Purchase of property, plant and equipment	(30,403)	(30,423)
Proceeds from sale of assets	2,900	6,775
Acquisitions, net of cash acquired	(25,846)	(88,724)
Deferred acquisition costs and other	(106)	(5,220)

Net cash used in investing activities	(53,455)	(117,592)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,000	457,870
Principal payments on long-term debt	(8,668)	(350,233)
Proceeds from exercise of stock options and warrants	443	370
Purchase of treasury stock	(1,226)	(1,997)
Financing costs and other	(660)	(15,383)

Net cash provided by financing activities	8,889	90,627

Effect of exchange rates on cash	1,069	1,444

Net decrease in cash	(7,203)	(24,032)
Cash, beginning of period	28,887	59,761

Cash, end of period	$21,684	$35,729

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The December 31, 2002 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified $4.5 million of extraordinary charges, net of tax, to continuing operations in 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The Company believes the adoption of this pronouncement will not have a material impact on its financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   STOCK-BASED COMPENSATION

The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire ten years from the date of the grant. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock –Based Compensation,” to stock-based employee compensation.

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$4,693	$(10,725)	$9,027	$(5,582)
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(862)	(2,100)	(1,668)	(2,801)

Pro forma net income (loss)	$3,831	$(12,825)	$7,359	$(8,383)
Earnings (loss) per share:
Basic-as reported	$0.15	$(0.33)	$0.28	$(0.17)

Basic-pro forma	$0.12	$(0.40)	$0.23	$(0.26)

Diluted-as reported	$0.15	$(0.33)	$0.28	$(0.17)

Diluted-pro forma	$0.12	$(0.40)	$0.23	$(0.26)

4.   EARNINGS PER SHARE

For the three and six months ended June 30, 2003 and 2002, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three and six months ended June 30, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 8.2 million options, warrants and restricted shares were excluded from the calculation for the three months ended June 30, 2003, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures, as such securities were anti-dilutive. A total of 8.4 million options, warrants and restricted shares were excluded from the calculation for the six months ended June 30, 2003, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures, as such securities were anti-dilutive.

For the three and six months ended June 30, 2002, diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of stock options, warrants and convertible debt are anti-dilutive due to the loss from continuing operations. Had the Company reported income from continuing operations, approximately 0.6 million and 0.8 million additional shares would have been included in the diluted earnings per share calculation for options and warrants for the three and six months ended June 30, 2002, respectively, and, depending on the amount of earnings, 2.2 million shares would have been included in the diluted earnings per share calculation for the convertible debt. An additional 4.1 million and 1.7 million options and warrants would have been excluded from the calculation because their strike prices were in excess of the average stock price during the three and six months ended June 30, 2002, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.   EARNINGS PER SHARE,  continued

The following is a summary of the income (loss) from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$4,453	$(11,575)	$8,462	$(6,676)
Interest on convertible debt	—	—	—	—

Income (loss) from continuing operations (diluted)	$4,453	$(11,575)	$8,462	$(6,676)

Weighted average shares outstanding (basic)	31,781	32,158	31,826	32,081
Options and warrants	172	—	101	—
Convertible debt	—	—	—	—

Weighted average shares outstanding (diluted)	31,953	35,158	31,927	32,081

5.   DISCONTINUED OPERATIONS

In January 2003, the Company announced its intent to sell its 55% equity interest in Ferronor, its Chilean railroad operations. The Company expects to sell its equity ownership interest during 2003, therefore, the results of operations are reported in discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of Ferronor have been presented as assets and liabilities of discontinued operations on the June 30, 2003 and December 31, 2002 balance sheets. There were no significant changes in the assets or liabilities of Ferronor during the first half of 2003. Gains realized on the sale of this business will be reported in the period in which the divestiture is completed.

     The results of operations for Ferronor were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Operating revenue	$6,434	$5,576	$12,632	$10,917

Pretax income (loss)	$292	$(1)	$681	$517
Income tax provision	(52)	(2)	(116)	(80)

Income (loss) from discontinued operations, net of tax	$240	$(3)	$565	$437

6.   ACQUISITIONS

On June 1, 2003, the Company acquired 288 miles of track and trackage rights connecting to the Alabama and Gulf Coast Railway for total consideration of $15.1 million in cash. On June 29, 2003, the Company acquired a 154 mile branch line in Colorado through its newly formed subsidiary, San Luis & Rio Grande Railroad Company, for consideration of $7.2 million in cash. The pro forma impact of these acquisitions is not material. The purchase price allocations for these acquisitions are not final pending obtaining final appraisals of track and real estate acquired.

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

In January 2002, the Company submitted a bid for the acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. Subsequently, the Company was notified that another entity was awarded the bid. Accordingly, the Company recorded a charge in selling, general and administrative expense during the six months ended June 30, 2002 of $2.4 million for the direct costs incurred in preparing, submitting and financing the bid.

7.   DISPOSITIONS

In May 2002, the Company sold the Texas New Mexico Railroad and certain operating assets for total consideration of $2.25 million consisting of cash of $0.55 million, a short-term note of $0.85 million and a long-term note of $0.85 million, resulting in a net gain of $0.8 million which is included in discontinued operations for the three and six months ended June 30, 2002. The results of operations for the Texas New Mexico Railroad were not material. The short-term note accrued interest at 10% and was due on November 15, 2002 and the long-term note accrues interest at 7% and is due on May 24, 2007. In December 2002, $0.4 million was paid on the short-term note, $0.15 million was added to the long-term note due on May 24, 2007 and the remaining balance of $0.3 million was extended until December 11, 2006 at an interest rate of 7%.

In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, including a long-term note for $0.8 million, resulting in a gain of $4.5 million. The note receivable bears interest at 5% and is due February 28, 2007. The results of operations for the Georgia Southwestern Railroad were not material.

In December 2000, the Company sold its trailer manufacturing operation, which was previously classified as a discontinued operation. For the three and six months ended June 30, 2002, a charge of $0.2 million, net of income taxes of $0.1 million was recorded to the gain on sale of discontinued operations in conjunction with the settlement of certain amounts with the buyer of the business.

8.   DEBT

In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australian Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (3.62% at June 30, 2003). The outstanding balance under the revolver at June 30, 2003 was $16.0 million. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor.

The senior credit facility and the indenture governing the Company’s senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of June 30, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.   HEDGING ACTIVITIES

The Company currently uses derivatives to hedge against increases in fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (loss) as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 7% of total revenues during the three months ended June 30, 2003. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2003, the Company had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month through December 31, 2003, (35% of estimated North American monthly consumption) at an average price of 66 cents per gallon, excluding transportation and taxes. The fair value of the fuel swap was a net receivable of $0.6 million at June 30, 2003.

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.2 million at June 30, 2003.

On November 8, 2002, the Company entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.65% on $300 million of debt. The fair value of these swaps was a net liability of $0.6 million at June 30, 2003.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at June 30, 2003.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at June 30, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.   COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the six months ended June 30, 2003, the Company repurchased 187,500 shares at a total cost of $1.2 million.

11.   COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of June 30, 2003 the accumulated other comprehensive income (loss) consisted of $1.5 million of unrealized losses related to hedging transactions and $20.9 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income for the three and six months ended June 30, 2003 and 2002 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$4,693	$(10,725)	$9,027	$(5,582)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	(6)	(2,501)	(310)	(1,327)
Realized loss on derivatives designated as hedges, net of taxes	—	10,916	—	10,916
Change in accumulated translation adjustments	32,347	11,982	50,244	22,231

Total comprehensive income	$37,034	$9,672	$58,961	$26,238

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

In 2000, certain parties filed property damage claims totaling approximately $25.8 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, and others in connection with fires that allegedly occurred in 1998. The Company is vigorously defending these claims, and has insurance coverage to approximately $15.5 million to cover these claims. It is the opinion of management that the ultimate liability, if any, with respect to these matters will fall within the insurance coverage and that these claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has a $4.7 million contingent obligation, under certain events of default or if line abandonment occurs, to the Canadian National Railroad in connection with its properties. The contingent obligation bears no interest and has no pre-defined terms of payment or maturity.

The Company’s operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Business segment information for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

THREE MONTHS ENDED JUNE 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$110,232	$86,742	$23,398	$92
Depreciation and amortization	$9,325	$5,788	$3,379	$158
Operating income (loss)	$16,983	$19,240	$(1,756)	$(501)
Income (loss) before income taxes	$7,338	$11,900	$(3,520)	$(1,042)
Total assets	$1,180,814	$865,859	$274,817	$40,138

THREE MONTHS ENDED JUNE 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$109,766	$82,780	$26,906	$80
Depreciation and amortization	$7,704	$5,214	$2,373	$117
Operating income (loss)	$20,463	$18,586	$4,698	$(2,821)
Income (loss) before income taxes	$(16,896)	$14,549	$2,494	$(33,939)
Total assets	$1,106,553	$792,295	$253,965	$60,293

SIX MONTHS ENDED JUNE 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$217,461	$173,109	$44,149	$203
Depreciation and amortization	$18,046	$11,277	$6,463	$306
Operating income (loss)	$33,035	$38,314	$(2,739)	$(2,540)
Income (loss) before income taxes	$13,652	$21,121	$(6,212)	$(1,257)

SIX MONTHS ENDED JUNE 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$215,577	$164,731	$50,690	$156
Depreciation and amortization	$15,645	$10,728	$4,596	$321
Operating income (loss)	$39,992	$33,333	$9,580	$(2,921)
Income (loss) before income taxes	$(9,676)	$23,516	$5,262	$(38,454)

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$3,829	$355	$17,500	$—	$21,684
Accounts and notes receivable, net	—	747	36,573	27,014	—	64,334
Current assets of discontinued operations	—	—	—	6,864	—	6,864
Other current assets	147	878	11,986	5,935	—	18,946

Total current assets	147	5,454	48,914	57,313	—	111,828
Property, plant and equipment, net	—	1,337	657,795	330,562	—	989,694
Long-term assets of discontinued operations	—	—	—	49,271	—	49,271
Other assets	16,295	1,052	5,440	7,234	—	30,021
Investment in and advances to affiliates	305,660	338,059	77,318	(2,240)	(718,797)	—

Total assets	$322,102	$345,902	$789,467	$442,140	$(718,797)	$1,180,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,650	$—	$409	$1,100	$—	$4,159
Accounts payable	148	2,837	26,929	17,603	—	47,517
Accrued expenses	7,275	1,746	16,181	5,523	—	30,725
Current liabilities of discontinued operations	—	—	—	11,870	—	11,870

Total current liabilities	10,073	4,583	43,519	36,096	—	94,271
Long-term debt, less current maturities	275,700	—	11,594	107,800	—	395,094
Subordinated debt	120,865	21,321	—	—	—	142,186
Deferred income taxes	(22,100)	(16,969)	159,643	38,737	—	159,311
Long-term liabilities of discontinued operations	—	—	—	26,582	—	26,582
Other liabilities	2,997	—	7,437	15,969	—	26,403
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital and other	758	260,475	433,525	71,204	(505,487)	260,475
Retained earnings	(64,312)	57,082	130,096	50,469	(116,253)	57,082
Accumulated other comprehensive income (loss)	(1,879)	19,378	390	31,694	(30,205)	19,378

Total stockholders’ equity	(65,433)	336,967	567,274	216,956	(718,797)	336,967

Total liabilities and stockholders’ equity	$322,102	$345,902	$789,467	$442,140	$(718,797)	$1,180,814

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$31	$69,640	$40,561	$—	$110,232

Operating expenses:
Transportation	—	—	35,017	28,174	—	63,191
Selling, general and administrative	1	1,983	15,281	5,106	—	22,371
Gain on sale of assets	—	(4)	(1,631)	(3)	—	(1,638)
Depreciation and amortization	—	65	4,853	4,407	—	9,325

Total operating expenses	1	2,044	53,520	37,684	—	93,249

Operating income (loss)	(1)	(2,013)	16,120	2,877	—	16,983
Interest expense	(2,949)	(334)	(5,902)	(473)	—	(9,658)
Equity in earnings of subsidiaries	6,711	4,764	—	—	(11,475)	—
Other income (expense)	—	3,448	(2,048)	(1,387)	—	13

Income (loss) from continuing operations before income taxes	3,761	5,865	8,170	1,017	(11,475)	7,338
Provision for (benefit of) income taxes	(1,003)	1,172	2,013	703	—	2,885

Income (loss) from continuing operations	4,764	4,693	6,157	314	(11,475)	4,453
Income from discontinued operations (net of tax)	—	—	—	240	—	240

Net income (loss)	$4,764	$4,693	$6,157	$554	$(11,475)	$4,693

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$60	$139,091	$78,310	$—	$217,461

Operating expenses:
Transportation	—	—	69,228	54,493	—	123,721
Selling, general and administrative	10	4,210	31,412	9,032	—	44,664
Gain on sale of assets	—	(4)	(1,987)	(14)	—	(2,005)
Depreciation and amortization	—	127	9,409	8,510	—	18,046

Total operating expenses	10	4,333	108,062	72,021	—	184,426

Operating income (loss)	(10)	(4,273)	31,029	6,289	—	33,035
Interest expense	(4,644)	(785)	(11,935)	(2,032)	—	(19,396)
Equity in earnings of subsidiaries	9,052	5,980	—	—	(15,032)	—
Financing costs and other income (expense)	—	6,896	(4,098)	(2,785)	—	13

Income (loss) from continuing operations before income taxes	4,398	7,818	14,996	1,472	(15,032)	13,652
Provision for (benefit of) income taxes	(1,582)	(1,209)	6,436	1,545	—	5,190

Income (loss) from continuing operations	5,980	9,027	8,560	(73)	(15,032)	8,462
Income from discontinued operations (net of tax)	—	—	—	565	—	565

Net income (loss)	$5,980	$9,027	$8,560	$492	$(15,032)	$9,027

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$5,980	$9,027	$8,560	$492	$(15,032)	$9,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,881	506	9,406	10,891	—	22,684
Equity in earnings of subsidiaries	(9,052)	(5,980)	—	—	15,032	—
Gain on sale of properties	—	—	(2,001)	(4)	—	(2,005)
Deferred income taxes and other	(1,583)	(1,210)	6,847	1,440	—	5,494
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	1,524	3,237	479	—	5,240
Other current assets	(147)	465	1,512	(1,320)	—	510
Accounts payable	—	1,902	1,344	1,097	—	4,343
Accrued expenses	140	(1,272)	(3,591)	(2,370)	—	(7,093)
Other assets and liabilities	16	37	(156)	(1,803)	—	(1,906)

Net cash provided by (used in) operating activities	(2,765)	4,999	25,158	8,902	—	36,294

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(47)	(21,369)	(8,987)	—	(30,403)
Proceeds from sale of properties	—	—	2,758	142	—	2,900
Acquisitions, net of cash acquired	—	—	(25,846)	—	—	(25,846)
Deferred acquisition costs and other	—	(106)	—	—	—	(106)

Net cash used in investing activities	—	(153)	(44,457)	(8,845)	—	(53,455)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,000	—	—	—	—	19,000
Principal payments on long-term debt	(5,650)	—	(257)	(2,761)	—	(8,668)
(Disbursements)/receipts on intercompany debt	(9,925)	(9,129)	19,542	(488)	—	—
Proceeds from exercise of stock options	—	443	—	—	—	443
Purchase of treasury stock	—	(1,226)	—	—	—	(1,226)
Financing costs and other	(660)	—	—	—	—	(660)

Net cash provided by (used in) financing activities	2,765	(9,912)	19,285	(3,249)	—	8,889

Effect of exchange rates on cash	—	—	—	1,069	—	1,069

Net (decrease) in cash	—	(5,066)	(14)	(2,123)	—	(7,203)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$—	$3,829	$355	$17,500	$—	$21,684

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,895	$369	$19,623	$—	$28,887
Accounts and notes receivable, net	—	654	39,984	22,825	—	63,463
Current assets of discontinued operations	—	—	—		5,834	5,834
Other current assets	—	3,488	13,660	5,652	—	22,800

Total current assets	—	13,037	54,013	53,934	—	120,984

Property, plant and equipment, net	42	1,374	620,534	282,303	—	904,253
Long-term assets of discontinued operations	—	—		50,355		50,355
Other assets	16,892	1,163	8,136	4,770	—	30,961
Investment in and advances to affiliates	292,664	272,696	112,671	(4,623)	(673,409)	—

Total assets	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,650	$—	$450	$1,100	$—	$4,200
Accounts payable	149	988	30,512	15,073	—	46,722
Accrued expenses	7,135	3,020	21,558	6,707	—	38,420
Current liabilities of discontinued operations	—	—	—	11,624	—	11,624

Total current liabilities	9,934	4,008	52,520	34,504	—	100,966

Long-term debt, less current maturities	262,350	—	11,871	108,900	—	383,121
Subordinated debt	120,224	21,107	—	—	—	141,331
Deferred income taxes	(20,251)	(15,747)	154,331	31,826	—	150,159
Long-term liabilities of discontinued operations	—	—	—	27,283	—	27,283
Other liabilities	2,504	—	7,803	14,483	—	24,790
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	261,372	433,564	66,715	(501,037)	261,372
Retained earnings	(64,268)	48,055	131,527	53,003	(120,262)	48,055
Accumulated other comprehensive income (loss)	(1,653)	(30,556)	475	(13,564)	14,742	(30,556)

Total stockholders’ equity	(65,163)	278,903	568,829	169,743	(673,409)	278,903

Total liabilities and stockholders’ equity	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$139	$68,343	$41,284	$—	$109,766

Operating expenses:
Transportation	—	—	33,462	26,939	—	60,401
Selling, general and administrative	24	3,361	15,681	2,834	—	21,900
Gain on sale of assets (net)	—	—	(700)	(2)	—	(702)
Depreciation and amortization	2	40	4,328	3,334	—	7,704

Total operating expenses	26	3,401	52,771	33,105	—	89,303

Operating (loss) income	(26)	(3,262)	15,572	8,179	—	20,463
Interest expense	(7,354)	(406)	(2,261)	(1,602)	—	(11,623)
Equity in earnings of subsidiaries	10,870	(12,240)	—	—	1,370	—
Other income (expense)	(25,738)	2,218	(1,015)	(1,201)	—	(25,736)

Income (loss) from continuing operations before income taxes	(22,248)	(13,690)	12,296	5,376	1,370	(16,896)
Provision for (benefit of) income taxes	(10,008)	(2,965)	6,198	1,454	—	(5,321)

Income (loss) from continuing operations	(12,240)	(10,725)	6,098	3,922	1,370	(11,575)
Gain (loss) on sale of discontinued operations (net of tax)	—	—	853	—	—	853
Income (loss) from discontinued operations (net of tax)	—	—	—	(3)	—	(3)

Net income (loss)	$(12,240)	$(10,725)	$6,951	$3,919	$1,370	$(10,725)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$(977)	$135,531	$79,907	$1,116	$215,577

Operating expenses:
Transportation	—	—	70,197	50,460	—	120,657
Selling, general and administrative	30	7,850	30,435	5,201	1,116	44,632
Gain on sale of assets (net)	—	—	(5,304)	(45)	—	(5,349)
Depreciation and amortization	89	81	8,953	6,522	—	15,645

Total operating expenses	119	7,931	104,281	62,138	1,116	175,585

Operating (loss) income	(119)	(8,908)	31,250	17,769	—	39,992
Interest expense	(9,896)	(907)	(9,158)	(3,971)	—	(23,932)
Equity in earnings of subsidiaries	20,565	(4,139)	—	—	(16,426	—
Other income (expense)	(25,738)	4,436	(2,122)	(2,312)	—	(25,736)

Income (loss) from continuing operations before income taxes	(15,188)	(9,518)	19,970	11,486	(16,426)	(9,676)
Provision for (benefit of) income taxes	(11,049)	(3,936)	8,607	3,378	—	(3,000)

Income (loss) from continuing operations	(4,139)	(5,582)	11,363	8,108	(16,426)	(6,676)
Gain (loss) on sale of discontinued operations (net of tax)	—	—	657	—	—	657
Income (loss) from discontinued operations (net of tax)	—	—	—	437	—	437

Net income (loss)	$(4,139)	$(5,582)	$12,020	$8,545	$(16,426)	$(5,582)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.   GUARANTOR FINANCIAL STATEMENT INFORMATION,  continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(4,139)	$(5,582)	$12,020	$8,545	$(16,426)	$(5,582)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,962	458	8,984	8,099	—	19,503
Acquisition costs	—	2,386	—	—	—	2,386
Financing costs	25,611	—	—	—	—	25,611
Equity in earnings of subsidiaries	(20,565)	4,139	—	—	16,426	—
Gain on sale or disposal of properties	—	—	(6,526)	(47)	—	(6,573)
Deferred income taxes and other	(10,980)	(3,732)	9,114	2,959	—	(2,639)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,324)	3,521	(1,129)	—	1,068
Other current assets	(134)	1,773	1,560	163	—	3,362
Accounts payable	—	(708)	(2,715)	(5,923)	—	(9,346)
Accrued expenses	(267)	(646)	(1,943)	(3,475)	—	(6,331)
Other assets and liabilities	(17,057)	10	(3,362)	439	—	(19,970)

Net cash (used in) provided by operating activities	(25,569)	(3,226)	20,653	9,631	—	1,489

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(454)	(16,585)	(13,384)	—	(30,423)
Proceeds from sale of properties	—	963	5,657	155	—	6,775
Acquisitions, net of cash acquired	—	—	(88,724)	—	—	(88,724)
Deferred acquisition costs and other	—	(2,543)	—	(2,677)	—	(5,220)

Net cash used in investing activities	—	(2,034)	(99,652)	(15,906)	—	(117,592)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	343,500	—	556	113,814	—	457,870
Principal payments on long-term debt	(346,254)	—	(356)	(3,623)	—	(350,233)
(Disbursements)/receipts on intercompany debt	43,706	(18,821)	79,872	(104,757)	—	—
Proceeds from exercise of stock options and warrants	—	370	—	—	—	370
Purchase of treasury stock	—	(1,997)	—	—	—	(1,997)
Financing costs and other	(15,383)	—	—	—	—	(15,383)

Net cash provided by (used in) financing activities	25,569	(20,448)	80,072	5,434	—	90,627

Effect of exchange rates on cash	—	—	—	1,444	—	1,444

Net (decrease) increase in cash	—	(25,708)	1,073	603	—	(24,032)
Cash, beginning of period	—	38,049	45	21,667	—	59,761

Cash, end of period	$—	$12,341	$1,118	$22,270	$—	$35,729

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are the world’s largest short line and regional freight railroad operator. We own 50 railroads operating approximately 13,400 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, we operate 47 railroads in 27 states, five Canadian provinces and the Northwest Territories.

     In June 2003, our newly formed wholly owned subsidiary, San Luis & Rio Grande Railroad completed the acquisition of a 154 mile branch line operation from Union Pacific for cash consideration of $7.2 million.

     In May 2003, our wholly-owned subsidiary, Alabama & Gulf Coast Railway, completed the acquisition of a 288 mile branch line, called the Mobile Line, from Burlington Northern and Santa Fe Railway for cash consideration of $15.1 million. The Mobile Line operation is contiguous to the existing Alabama and Gulf Coast Railway.

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

     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters and deferred income taxes. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our consolidated statement of income in the period of the change.

     Freight Australia, our Australian subsidiary, maintains a long service leave program for its employees. Under the program, an employee is entitled to paid leave of up to 13 weeks after the employee has performed 10 years of service. Key assumptions in estimating this liability are the discount rate, annual rate of increase in compensation levels, employee turnover and the number of years before employees use the accrued leave.

     Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and the need for establishing a valuation allowance. This process includes reviewing historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse impact on earnings.

     Property, plant and equipment comprised 84% of our total assets as of June 30, 2003. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     For the three months ended June 30, 2003, our operating revenue increased $0.5 million to $110.2 million from $109.8 million for the three months ended June 30, 2002. This increase was primarily due to an increase of $4.0 million in operating revenues from the North American railroads and $3.3 million in operating revenues from Freight Australia due to the increase in the Australian dollar against the U.S. dollar, partially offset by a decrease of $6.8 million in Freight Australia’s operating revenues due to the drought in Australia. Operating income decreased $3.5 million, or 17%, to $17.0 million for the three months ended June 30, 2003 from $20.5 million in the comparable quarter in 2002. This decrease was primarily due to a decrease of $6.5 million in Freight Australia’s operating income due to the drought in Australia partially offset by an increase of $0.7 million in North America’s operating income in 2003, a decrease of $1.4 million in corporate expenses in 2003 and an increase of $1.0 million in asset sale gains from a sale of land in Illinois. Interest expense, including amortization of deferred financing costs, decreased $1.9 million, or 17%, to $9.7 million for the three months ended June 30, 2003 from $11.6 million in the comparable quarter in 2002 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. Financing costs and other income (expense) decreased $25.7 million in the three months ended June 30, 2003 from the comparable period in 2002 due to the 2002 write-off of our interest rate swaps, unamortized deferred financing costs and other refinancing related costs from the terminated credit facility which was originally entered into in 2000. Our effective tax rate for the three months ended June 30, 2003 was 39.3% compared to 31.5% in 2002 due to the decrease of income from Australia. In May 2002, we sold the Texas New Mexico Railroad and recorded a gain of $0.8 million, after tax, as a gain from discontinued operations. Income from discontinued operations increased $0.2 million in the three months ended June 30, 2003 from 2002 due to new haul contracts obtained by Ferronor.

     For the six months ended June 30, 2003, our operating revenue increased $1.9 million, or 1%, to $217.5 million from $215.6 million for the six months ended June 30, 2002. This increase was primarily due to an increase of $8.4 million in operating revenues from the North American railroads and $5.3 million in operating revenues from Freight Australia due to the increase in the Australian dollar against the U.S. dollar, partially offset by a decrease of $11.8 million in Freight Australia’s operating revenues due to the drought in Australia. Operating income decreased $7.0 million, or 17%, to $33.0 million for the six months ended June 30, 2003 from $40.0 million in the comparable period in 2002. This decrease was primarily due to a decrease of $12.3 million in Freight Australia’s operating income due to the drought in Australia and the decrease in asset sale gains of $3.3 million from 2002, partially offset by an increase of $5.0 million in North America’s operating income in 2003, $2.4 million of bid costs that were written off in 2002 and restructuring costs of $0.7 million that were expensed in 2002. Interest expense, including amortization of deferred financing costs, decreased $4.5 million, or 19%, to $19.4 million for the six months ended June 30, 2003 from $23.9 million in the comparable period in 2002 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. Financing costs and other income (expense) decreased $25.7 million in the six months ended June 30, 2003 from 2002 due to the 2002 write-off of our interest rate swaps, unamortized deferred financing costs and other refinancing related costs from the terminated credit facility which was originally entered into in 2000. Our effective tax rate for the six months ended June 30, 2003 was 38.0% compared to 31.0% in 2002 due to the decrease of income from Australia. In May 2002, we sold Texas New Mexico Railroad and recorded a gain of $0.8 million, after tax, as a gain from discontinued operations. This gain was partially offset by an escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, which resulted in a loss of $0.2 million, after tax. Income from discontinued operations increased $0.2 million in the six months ended June 30, 2003 from 2002 due to new haul contracts obtained by Ferronor.

     Set forth below is a discussion of the historical results of operations for our North American and International railroad operations, as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

StatesRail (8 railroads)	January 2002
ParkSierra (3 railroads)	January 2002
Mobile Line	May 2003
San Luis and Rio Grande Railroad	June 2003

     We disposed of certain railroads during 2002 as follows:

Georgia Southwestern Railroad	March 2002
Texas New Mexico Railroad	May 2002

     COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended June 30, 2003 and 2002.

	For the three months ended June 30,

	2003		2002

Operating revenue	$86,742	100%	$82,780	100%

Operating expenses: Maintenance of way	9,138	10.5%	8,321	10.0%
Maintenance of equipment	3,400	3.9%	3,705	4.5%
Transportation	23,126	26.6%	21,796	26.3%
Equipment rental	8,549	9.9%	8,470	10.2%
Selling, general and administrative	17,501	20.2%	16,688	20.2%
Depreciation and amortization	5,788	6.7%	5,214	6.3%

Total operating expenses	67,502	77.8%	64,194	77.5%

Operating income	$19,240	22.2%	$18,586	22.5%

     OPERATING REVENUE. Operating revenue increased $3.9 million, or 5%, to $86.7 million in the second quarter of 2003 from $82.8 million in the second quarter of 2002. Total carloads increased 6,205, or 2%, to 279,589 in the second quarter of 2003 from 273,384 in 2002. Excluding revenues of $0.2 million in the second quarter of 2002 from the disposed railroad, Texas New Mexico Railroad, and $0.5 million in 2003 from the acquired railroads, San Luis & Rio Grande Railroad and the Mobile Line, operating revenue increased $3.6 million or 4%, while carloads increased by 5,244 or 2%. The increase in “same railroad” revenue is due to increased carloads and an 11% improvement in the Canadian dollar, which positively impacted operating revenues by $1.4 million for the quarter ended June 30, 2003. The average rate per carload increased to $272 in 2003 from $266 in 2002 was due to the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads, and average freight revenue per carload for the three months ended June 30, 2003 and 2002:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	June 30, 2003			June 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Lumber & Forest Products	$13,259	32,487	$408	$13,272	33,299	$399
Chemicals	7,314	20,683	354	6,977	21,423	326
Paper Products	7,142	24,118	296	6,673	24,086	277
Metals	6,758	21,375	316	6,586	21,396	308
Agricultural & Farm Products	6,128	20,370	301	6,552	23,065	284
Coal	6,097	36,377	168	5,521	31,824	173
Railroad Equipment/Bridge Traffic	5,625	44,278	127	5,127	40,703	126
Food Products	5,117	15,905	322	4,703	14,798	318
Minerals	4,335	12,416	349	4,583	12,342	371
Petroleum Products	4,461	12,328	362	3,650	9,863	370
Metallic/Non-metallic Ores	4,214	15,220	277	3,799	14,975	254
Other	2,677	8,312	322	1,778	4,740	375
Autos	1,938	7,833	247	2,386	10,716	223
Intermodal	912	7,887	116	1,121	10,154	110

Total	$75,977	279,589	$272	$72,728	273,384	$266

     Lumber and forest products revenue was $13.3 million in the quarters ended June 30, 2003 and 2002.

     Chemicals revenue was $7.3 million in the quarter ended June 30, 2003 compared to $7.0 million in the quarter ended June 30, 2002, an increase of $0.3 million or 5%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition and increased carloads with existing customers in South Carolina.

     Paper products revenue was $7.1 million in the quarter ended June 30, 2003 compared to $6.7 million in the quarter ended June 30, 2002, an increase of $0.5 million or 7%. This increase was primarily due to an increase in paper production in Nova Scotia, as well as the strengthening of the Canadian dollar.

     Metals revenue was $6.8 million in the quarter ended June 30, 2003 compared to $6.6 million in the quarter ended June 30, 2002, an increase of $0.2 million or 3%. This increase was due to a change in customer mix resulting in higher rates per carload.

     Agricultural and farm products revenue was $6.1 million in the quarter ended June 30, 2003 compared to $6.6 million in the quarter ended June 30, 2002, a decrease of $0.5 million or 6%. This decrease was primarily due to a poor 2002 harvest in southern Ohio and Indiana and a delayed 2003 wheat harvest in Kansas, partially offset by rate increases.

     Coal revenue was $6.1 million in the quarter ended June 30, 2003 compared to $5.5 million in the quarter ended June 30, 2002, an increase of $0.6 million or 10%. This increase was a result of increased carloads with utility companies in Oklahoma and Indiana, partially offset by a temporary reduction in carloads for a utility company in Arkansas.

     Railroad equipment and bridge traffic revenue was $5.6 million in the quarter ended June 30, 2003 compared to $5.1 million in the quarter ended June 30, 2002, an increase of $0.5 million or 10%. This increase was primarily due to an increase in bridge traffic in Canada, as well as the strengthening of the Canadian dollar.

     Food products revenue was $5.1 million in the quarter ended June 30, 2003 compared to $4.7 million in the quarter ended June 30, 2002, an increase of $0.4 million or 9%. This increase was due to increased carloads with existing customers in California.

     Minerals revenue was $4.3 million in the quarter ended June 30, 2003 compared to $4.6 million in the quarter ended June 30, 2002, a decrease of $0.3 million or 5%. This decrease was the result of fewer cement and limestone moves in New England.

     Petroleum products revenue was $4.5 million in the quarter ended June 30, 2003 compared to $3.7 million in the quarter ended June 30, 2002, an increase of $0.8 million or 22%. This increase was primarily due to new petroleum coke moves for a customer in Canada, as well as the strengthening of the Canadian dollar.

     Metallic and non-metallic ores revenue was $4.2 million in the quarter ended June 30, 2003 compared to $3.8 million in the quarter ended June 30, 2002, an increase of $0.4 million or 11%. This increase was primarily due to a short-term contract to move soil in Illinois and increased traffic with existing customers in Texas.

     Other revenue was $2.7 million in the quarter ended June 30, 2003 compared to $1.8 million in the quarter ended June 30, 2002, an increase of $0.9 million or 51%. This increase was primarily due to a short-term contract in Illinois.

     Autos revenue was $1.9 million in the quarter ended June 30, 2003 compared to $2.4 million in the quarter ended June 30, 2002, a decrease of $0.5 million or 19%. This decrease primarily related to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $0.9 million in the quarter ended June 30, 2003 compared to $1.1 million in the quarter ended June 30, 2002, a decrease of $0.2 million or 19%. This decrease was due to a reduction in import shipments for an automobile customer.

     OPERATING EXPENSES. Operating expenses increased by $3.3 million, or 5%, to $67.5 million in the second quarter of 2003 from $64.2 million in 2002 primarily due to the strong Canadian dollar, higher fuel prices and increased casualty and insurance expense. The operating ratio, defined as total operating expenses divided by total operating revenue, was 77.8% in 2003 compared to 77.5% in 2002. Both periods include an allocation of expenses, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 10.5% in the second quarter of 2003 from 10.0% in 2002, primarily due to higher contract labor costs for brush control and bridge repairs in 2003.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.9% in 2003 from 4.5% in 2002. The decrease was primarily due to a reduction in car repair activity in 2003.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 26.6% in the second quarter of 2003 from 26.3% in 2002. This increase was primarily due to higher casualty and insurance expense, which accounted for a 0.9 percentage point increase and higher fuel prices, which accounted for a 1.0 percentage point increase, partially offset by lower labor costs, which accounted for a 0.4 percentage point decrease, lower fuel consumption, which accounted for a 0.8 percentage point decrease and lower joint facility costs, which accounted for a 0.2 percentage point decrease. Labor costs were lower due to strict cost control measures implemented during 2002. Fuel costs were $1.01 per gallon in the second quarter of 2003 compared to 86 cents per gallon in 2002 resulting in a $0.9 million increase in fuel expense in 2003, net of a $0.2 million benefit in 2003 for our fuel hedge, while fuel consumption decreased to 5.8 million gallons in 2003 from 6.2 gallons in 2002. Joint facilities costs were lower as a result of the decreased automotive revenue and carloads discussed above.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.9% in the second quarter of 2003 from 10.2% in 2002 due to improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense remained constant as a percentage of revenues at 20.2% in the second quarter of 2003 and 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenues to 6.7% in the second quarter of 2003 from 6.3% in 2002 due to capital projects completed in 2002 and the first half of 2003.

     COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the six months ended June 30, 2003 and 2002.

	For the six months ended June 30,

	2003		2002

Operating revenue	$173,109	100%	$164,731	100%

Operating expenses: Maintenance of way	18,077	10.5%	17,848	10.9%
Maintenance of equipment	6,926	4.0%	8,428	5.1%
Transportation	46,473	26.9%	44,238	26.9%
Equipment rental	16,695	9.6%	16,846	10.2%
Selling, general and administrative	35,347	20.4%	33,310	20.2%
Depreciation and amortization	11,277	6.5%	10,728	6.5%

Total operating expenses	134,795	77.9%	131,398	79.8%

Operating income	$38,314	22.1%	$33,333	20.2%

     OPERATING REVENUE. Operating revenue increased $8.4 million, or 5%, to $173.1 million in the six months ended June 30, 2003 from $164.7 million in the comparable period of 2002. Total carloads increased 6,365, or 1%, to 555,069 in 2003 from 548,704 in 2002. Excluding revenues of $1.1 million in 2002 from the disposed railroads, Texas New Mexico Railroad and Georgia Southwestern Railroad, and $0.5 million in 2003 from the acquired railroads, San Luis and Rio Grande Railroad and the Mobile Line, operating revenue increased $9.0 million, or 6%, while carloads increased by 7,585, or 1%. The increase in “same railroad” revenue was due to a change in commodity mix and an 8% improvement in the Canadian dollar, which positively impacted operating revenue by $2.9 million for the six months ended June 30, 2003. While lower rated bridge traffic and intermodal carloads declined 4,302 carloads, other higher rated commodities, such as chemicals and petroleum products, increased from 2002. The increase in the average rate per carload to $271 in 2003 from $263 in 2002 was also due to the change in commodity mix and improvement in the Canadian dollar. Non-freight revenue for the year ended June 30, 2003 includes $1.0 million from the sale of easements along several of our railroad properties.

     The following table compares North American freight revenue, carloads, and average freight revenue per carload for the six months ended June 30, 2003 and 2002:

(dollars in thousands, except	For the six months ended			For the six months ended
average rate per carload)	June 30, 2003			June 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Lumber & Forest Products	$25,787	64,152	$402	$25,151	64,136	$392
Chemicals	14,724	42,570	346	13,795	42,101	328
Paper Products	13,623	46,660	292	12,970	46,531	279
Metals	13,215	42,407	312	12,661	41,504	305
Agricultural & Farm Products	12,946	42,603	304	13,798	47,399	291
Coal	11,944	71,121	168	11,292	62,767	180
Railroad Equipment/Bridge Traffic	11,309	87,394	129	10,426	88,793	117
Petroleum Products	9,891	25,826	383	7,942	20,690	384
Food Products	9,763	30,657	318	9,612	29,886	322
Minerals	8,487	23,804	357	8,568	22,883	374
Metallic/Non-metallic Ores	7,804	28,277	276	7,826	30,011	261
Other	4,902	14,873	330	3,250	9,292	350
Autos	4,059	17,123	237	4,900	22,206	221
Intermodal	2,149	17,602	122	2,183	20,505	106

Total	$150,603	555,069	$271	$144,374	548,704	$263

     Lumber and forest products revenue was $25.8 million for the six months ended June 30, 2003 compared to $25.2 million for the six months ended June 30, 2002, an increase of $0.6 million or 3%. This increase was primarily due to a short-term contract to haul logs in Arizona through the second quarter of 2003.

     Chemicals revenue was $14.7 million for the six months ended June 30, 2003 compared to $13.8 million for the six months ended June 30, 2002, an increase of $0.9 million or 7%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition and increased carloads with existing customers in South Carolina and Illinois.

     Paper products revenue was $13.6 million for the six months ended June 30, 2003 compared to $13.0 million for the six months ended June 30, 2002, an increase of $0.6 million or 5%. This increase was primarily due to an increase in paper production in Nova Scotia, a change in customer mix resulting in higher rates per carload and the strengthening of the Canadian dollar.

     Metals revenue was $13.2 million for the six months ended June 30, 2003 compared to $12.7 million for the six months ended June 30, 2002, an increase of $0.5 million or 4%. This increase was due to an increase in carloads from existing customers in Ohio and North Carolina and a change in customer mix resulting in higher rates per carload.

     Agricultural and farm products revenue was $12.9 million for the six months ended June 30, 2003 compared to $13.8 million for the six months ended June 30, 2002, a decrease of $0.9 million or 6%. This decrease was due to a poor 2002 harvest in southern Ohio and Indiana, a delayed 2003 wheat harvest in Kansas and a decrease in demand for grain from Illinois, partially offset by rate increases.

     Coal revenue was $11.9 million for the six months ended June 30, 2003 compared to $11.3 million for the six months ended June 30, 2002, an increase of $0.6 million or 6%. This increase was the result of increased carloads with utility companies in Oklahoma and Indiana, partially offset by a decrease in carloads from the Powder River Basin due to severe weather in early 2003 and a temporary decrease in carloads for a utility company in Arkansas.

     Railroad equipment and bridge traffic revenue was $11.3 million for the six months ended June 30, 2003 compared to $10.4 million for the six months ended June 30, 2002, an increase of $0.9 million or 8%. This increase was primarily due to an increase in bridge traffic in Canada along with the strengthening of the Canadian dollar.

     Petroleum products revenue was $9.9 million for the six months ended June 30, 2003 compared to $7.9 million for the six months ended June 30, 2002, an increase of $2.0 million or 25%. This increase was primarily due to new petroleum coke moves for a customer in Canada, new business to move liquefied petroleum gas in New England and the strengthening of the Canadian dollar.

     Food products revenue was $9.8 million for the six months ended June 30, 2003 compared to $9.6 million for the six months ended June 30, 2002, an increase of $0.2 million or 2%.

     Minerals revenue was $8.5 million for the six months ended June 30, 2003 compared to $8.6 million for the six months ended June 30, 2002, a decrease of $0.1 million or 1%. This decrease was the result of fewer cement and limestone moves in New England, partially offset by new calcium carbonate moves in Alabama.

     Metallic and non-metallic ores revenue was $7.8 million for the six months ended June 30, 2003 and 2002. Increased revenue gained through a short-term contract to move soil in Illinois and increased traffic with existing customers in Texas were offset by lower carloads in Arizona due to customer production problems.

     Other revenue was $4.9 million for the six months ended June 30, 2003 compared to $3.3 million for the six months ended June 30, 2002, an increase of $1.6 million or 51%. This increase was primarily due to a short-term contract in Illinois.

     Autos revenue was $4.1 million for the six months ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2002, a decrease of $0.8 million or 17%. This decrease related primarily to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $2.1 million for the six months ended June 30, 2003 compared to $2.2 million for the six months ended June 30, 2002, a decrease of $0.1 million or 2%.

     OPERATING EXPENSES. Operating expenses increased $3.4 million to $134.8 million in the six months ended June 30, 2003 from $131.4 million in 2002 primarily due to a strong Canadian dollar, higher transportation costs associated with increased carloads and higher fuel prices compared to 2002. The operating ratio was 77.9% in 2003 compared to 79.8% in 2002. The improvement of the operating ratio was primarily due to cost savings initiatives and increased revenue per carload in 2003. Both periods include an allocation of expenses which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses decreased as a percentage of revenue to 10.5% in the six months ended June 30, 2003 from 10.9% in 2002, due to lower casualty and insurance expense and a reduction in labor expense in 2003.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 4.0% in the six months ended June 30, 2003 from 5.1% in 2002. The decrease is primarily due to a reduction in car repair activity and labor expense in 2003.

     TRANSPORTATION. Transportation expense remained constant as a percentage of revenue at 26.9% in the six months ended June 30, 2003 and 2002. Higher fuel and casualty costs were offset by lower labor, contract labor and joint facilities costs. Fuel costs were $1.05 per gallon in 2003 compared to 82 cents per gallon in 2002 resulting in a $2.9 million increase in fuel expense in 2003, net of a $0.9 million benefit in 2003 for our fuel hedge. Casualty and insurance expenses were up $0.8 million in 2003 from 2002. Labor costs were lower due to strict cost control measures implemented during 2002. Joint facilities costs were lower as a result of the decreased automotive revenue and carloads.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.6% in the six months ended June 30, 2003 from 10.2% in 2002 due to improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased as a percentage of revenues to 20.4% in the six months ended June 30, 2003 from 20.2% in 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained constant at 6.5% of revenue in the six months ended June 30, 2003 and 2002.

INTERNATIONAL RAILROAD OPERATIONS

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

     In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, Ferronor’s results of operations for the periods presented have been reclassified to discontinued operations.

     The following table sets forth the operating revenue and expenses (in thousands) for our international railroad operations (Freight Australia) for the three months ended June 30, 2003 and 2002.

	For the three months
	ended June 30,

	2003	2002

Operating revenue	$23,398	$26,906
Operating expenses:
Transportation	18,978	18,108
Selling, general and administrative	2,797	1,727
Depreciation and amortization	3,380	2,373

Total operating expenses	25,155	22,208

Operating income (loss)	$(1,757)	$4,698

     OPERATING REVENUE. Operating revenue decreased $3.5 million, or 13%, to $23.4 million in the second quarter of 2003 from $26.9 million in 2002. Freight Australia benefited from a 16% increase in the Australian dollar against the U.S. dollar to 64 cents in the second quarter of 2003 from 55 cents in the second quarter of 2002, increasing revenues by $3.3 million in 2003. This was more than offset by lower grain traffic compared to 2002 as a result of the drought in Australia. Freight Australia’s carloads were 38,861 for the three months ended June 30, 2003, a decrease of 15,708, or 29%, compared to 54,569 for the three months ended June 30, 2002. Revenue per carload for the second quarter of 2003 was $438 versus $382 for the second quarter of 2002 primarily due to the strengthening of the Australian dollar.

     The following table compares international freight revenue, carloads, and average freight revenue per carload for the three months ended June 30, 2003 and 2002:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	June 30, 2003			June 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Intermodal	$8,407	18,900	$445	$7,346	22,243	$330
Agricultural & Farm Products	5,611	8,285	677	11,061	21,826	507
Minerals	907	3,878	234	1,426	5,081	281
Petroleum Products	715	1,762	406	172	668	257
Lumber & Forest Products	565	1,698	333	378	1,158	326
Paper Products	445	3,443	129	344	3,208	107
Chemicals	284	640	444	113	374	302
Other	71	255	278	7	11	636

Total	$17,005	38,861	$438	$20,847	54,569	$382

     Intermodal revenue was $8.4 million in the quarter ended June 30, 2003 compared to $7.3 million in the quarter ended June 30, 2002, an increase of $1.1 million or 14%. This increase is primarily due to the increase in the Australian dollar exchange rate.

     Agricultural and farm products revenues were $5.6 million in the quarter ended June 30, 2003 compared to $11.1 million in the quarter ended June 30, 2002, a decrease of $5.5 million or 50%. This decrease is due to the drought in Australia. In the second quarter of 2003, Freight Australia transported 0.5 million tons of grain compared to 1.1 million tons of grain in 2002. We estimate Freight Australia will transport 2.0 million tons of grain in 2003 compared to 3.7 million tons in 2002 and 4.7 million tons in 2001. Assuming a normal harvest in 2003, we expect Freight Australia to transport between 4.0 and 5.0 million tons of grain in 2004.

     Mineral revenue was $0.9 million in the quarter ended June 30, 2003 compared to $1.4 million in the quarter ended June 30, 2002, a decrease of $0.5 million or 36%. This decrease is primarily due to the temporary suspension of a cement move from New South Wales to Melbourne. It is expected that this move will resume in the third quarter of 2003.

     Petroleum product revenue was $0.7 million in the quarter ended June 30, 2003 compared to $0.2 million in the quarter ended June 30, 2002, an increase of $0.5 million or 316%. This increase is primarily due to a new contract obtained in the third quarter of 2002 to move petroleum in New South Wales.

     OPERATING EXPENSES. Operating expenses increased $2.9 million, or 13%, to $25.2 million in 2003 from $22.2 million in 2002. This increase was due to an increase in the Australian dollar against the U.S. dollar, as noted above, which increased total operating expenses by $3.5 million, higher depreciation expense associated with track upgrades and rolling stock refurbishment and higher fuel costs which averaged $1.02 a gallon for the second quarter of 2003 compared to 72 cents a gallon in 2002. These expenses were partially offset by a decrease in labor costs as a result of a reduction in the labor force due to the drought. The operating ratio for the international operations was 107.5% in 2003 compared to 82.5% in 2002.

COMPARISON OF INTERNATIONAL RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our international railroad operations (Freight Australia) for the six months ended June 30, 2003 and 2002.

	For the six months
	ended June 30,

	2003	2002

Operating revenue	$44,149	$50,690
Operating expenses:
Transportation	35,550	33,295
Selling, general and administrative	4,875	3,219
Depreciation and amortization	6,463	4,596

Total operating expenses	46,888	41,110

Operating income (loss)	$(2,739)	$9,580

     OPERATING REVENUE. Operating revenue decreased $6.6 million, or 13%, to $44.1 million in the six months ended 2003 from $50.7 million in the comparable period of 2002. Freight Australia benefited from a 15% increase in the Australian dollar against the U.S. dollar to 62 cents in 2003 from 54 cents in 2002, increasing revenues by $5.3 million in 2003. This was more than offset by lower grain traffic compared to 2002 as a result of the drought in Australia. Freight Australia’s carloads were 79,009 for the six months ended June 30, 2003, a decrease of 29,969, or 28%, compared to 108,978 for the six months ended June 30, 2002. Revenue per carload was $414 in 2003 compared to $367 for 2002 primarily due to the strengthening of the Australian dollar.

     The following table compares international freight revenue, carloads, and average freight revenue per carload for the six months ended June 30, 2003 and 2002:

(dollars in thousands, except	For the six months ended			For the six months ended
average rate per carload)	June 30, 2003			June 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Intermodal	$15,365	36,822	$417	$13,602	42,095	$323
Agricultural & Farm Products	11,532	19,073	605	21,928	45,905	478
Minerals	1,724	7,723	223	2,532	9,585	264
Petroleum Products	1,278	3,683	347	309	1,218	254
Lumber & Forest Products	1,113	3,421	325	781	2,327	336
Paper Products	850	6,442	132	630	6,965	90
Chemicals	424	985	430	239	774	309
Other	386	860	449	13	71	183
Coal	—	—	—	9	38	237

Total	$32,672	79,009	$414	$40,043	108,978	$367

     Intermodal revenue was $15.4 million for the six months ended June 30, 2003 compared to $13.6 million for the six months ended June 30, 2002, an increase of $1.8 million or 13%. This increase is primarily due to the increase in the Australian dollar exchange rate.

     Agricultural and farm products revenue was $11.5 million for the six months ended June 30, 2003 compared to $21.9 for the six months ended June 30, 2002, a decrease of $10.4 million or 47%. This decrease is due to the drought in Australia. In the first half of 2003, Freight Australia transported 1.0 million tons of grain compared to 2.3 million tons of grain in 2002.

     Minerals revenue was $1.7 million for the six months ended June 30, 2003 compared to $2.5 million for the six months ended June 30, 2002, a decrease of $0.8 million or 32%. This decrease is primarily due to the temporary suspension of a cement move from New South Wales to Melbourne. It is expected that this move will resume in the third quarter of 2003.

     Petroleum product revenue was $1.3 million for the six months ended June 30, 2003 compared to $0.3 million for the six months ended June 30, 2002, an increase of $1.0 million or 314%. This increase is primarily due to a new contract obtained in the third quarter of 2002 to move petroleum in New South Wales.

     OPERATING EXPENSES. Operating expenses increased $5.8 million, or 14%, to $46.9 million in 2003 from $41.1 million in 2002. An increase in the Australian dollar against the U.S. dollar, as noted above, increased total operating expenses by $5.6 million. The remaining increase was due to higher depreciation expense associated with track upgrades and rolling stock refurbishment and higher fuel costs which averaged 96 cents a gallon for the six months ended June 30, 2003 compared to 65 cents a gallon for the comparable period in 2002. Partially offsetting these increases was a decrease in labor costs as a result of a reduction in the labor force due to the drought. The operating ratio for the international operations was 106.2% in 2003 compared to 81.1% in 2002.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, decreased $1.4 million to $2.1 million during the three months ended June 30, 2003 from $3.5 million in the three months ended June 30, 2002 primarily due to a reduction in labor expense and $0.4 million of restructuring charges for the consolidation of accounting and human resource functions in 2002. For the six months ended June 30, 2003, corporate overhead costs were $4.4 million, a decrease of $3.7 million from $8.1 million 2002. This decrease was primarily due to restructuring charges of $0.7 million for the consolidation of accounting and human resources in 2002, the write-off of $2.4 million in 2002 for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia and lower labor costs in 2003.

     ASSET SALES. Net gains on sales of assets were $1.6 million for the three months ended June 30, 2003 compared to $0.7 million for the comparable period in 2002. Net gains on sales of assets were $2.0 million for the six months ended June 30, 2003 compared to $5.3 million for the comparable period in 2002. The gain in 2003 relates primarily to a land sale in Illinois in June 2003 resulting in a gain of $1.4 million. The gain in 2002 relates primarily to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million.

     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, decreased $1.9 million to $9.7 million for the three months ended June 30, 2003 from $11.6 million in 2002. Interest expense decreased $4.5 million to $19.4 million for the six months ended June 30, 2003 from $23.9 million in 2002. The decrease in interest expense from 2002 to 2003 is primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us.

     FINANCING COSTS. In connection with the refinancing in May 2002, we incurred a charge of $25.7 million in connection with the termination of our two existing interest rate swaps and the write-off of the unamortized balance of the deferred loan costs relating to our old senior credit facility.

     INCOME TAXES. Our effective tax rate for the three months ended June 30, 2003 was 39.3% compared to 31.5% in 2002 due to the decrease of income from Australia. Our effective tax rate for the six months ended June 30, 2003 was 38.0% compared to 31.0% in 2002 also due to the decrease of income from Australia.

     DISCONTINUED OPERATIONS. In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, Ferronor’s results of operations for the quarters presented have been reclassified to discontinued operations. Ferronor’s net income increased $0.2 million for the three months ended June 30, 2003 to $0.2 million from a breakeven position in 2002. Net income for the six months ended June 30, 2003 was $0.6 million, an increase of $0.2 million from $0.4 million in 2002. The operating ratio for the three months ended June 30, 2003 increased to 86.1% from 80.5% for the comparable quarter in 2002 primarily due to higher fuel prices, which averaged 89 cents per gallon in the three months ended June 30, 2003 compared to 78 cents per gallon in 2002. For the six months ended June 30, 2003 and 2002, the operating ratios were 85.2% and 80.0%, respectively, an increase of 5.2% primarily due to higher fuel prices that averaged 98 cents per gallon in 2003 compared to 75 cents per gallon in 2002.

     In May 2002, we sold the Texas New Mexico Railroad for $2.3 million, resulting in a net gain of $1.3 million, or $0.8 million after tax. An escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, resulted in a loss of $0.2 million, after tax, in the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility.

     Our cash provided by operating activities increased $34.8 million to $36.3 million for the six months ended June 30, 2003 from $1.5 million for the comparable period in 2002. The improvement in cash flows from operating activities is primarily due to the termination of the interest rate swaps and related costs in connection with our debt refinancing in 2002 as well as improved working capital management in 2003. Total cash provided by operating activities for the first six months ended 2003 consists of $9.0 million in net income, $22.7 million in depreciation and amortization, $5.2 million in deferred income taxes and $1.1 million of changes in working capital accounts, partially offset by $2.0 million of asset sale gains compared to $19.5 million of depreciation and amortization, $2.4 million for the write-off of deferred acquisition costs and $25.6 million of refinancing costs, partially offset by $5.6 million of net loss, $6.6 million in asset sale gains, $2.6 million in deferred taxes and other and $31.3 million of changes in working capital accounts in the first six months of 2002.

     Cash used in investing activities was $53.5 million for the six months ended June 30, 2003 compared to $117.6 million for the comparable period in 2002. The decrease is primarily due to the use of cash for the acquisitions of ParkSierra and StatesRail, which totaled $88.5 million in 2002 compared to cash used for acquisitions of $25.8 million in 2003. Capital expenditures for the six months ended June 30, 2003 and 2002 were comparable at $30.4 million. Asset sale proceeds were $2.9 million for the six months ended June 30, 2003 compared to $6.8 million in 2002. Deferred acquisition costs and other accounted for $0.1 million of cash used in 2003 compared to $5.2 million in 2002.

     Cash provided by financing activities was $8.9 million for the six months ended June 30, 2003 compared to $90.6 million in 2002. The decrease of $81.7 million was primarily due to $50.0 million of borrowings in January 2002 used to finance the acquisitions of ParkSierra and StatesRail and an additional $50 million of borrowings in connection with refinancing of the senior credit facility in May 2002. The primary source of cash in 2003 was $19.0 million of borrowings on the revolving credit facility, partially offset by $8.7 million of debt payments and the purchase of treasury stock for $1.2 million.

     As of June 30, 2003, we had working capital of $17.6 million, including cash on hand of $21.7 million, and $84 million of availability under our revolving credit facility compared to working capital of $20.0 million, cash on hand of $28.9 million and $100 million of availability under our revolving credit facility at December 31, 2002. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     In May 2002, we refinanced our senior credit facility. The new senior credit facility requires 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolving loans mature on May 23, 2008. In addition, we may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on a pro forma basis on the date of the additional borrowing.

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

     In connection with the refinancing of the senior credit facility in May 2002, we terminated our interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of June 30, 2003, the fair value of these collars was a net liability of $2.2 million.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.65% on $300 million of debt. These interest rate swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of June 30, 2003, the fair value of these swaps was a net liability of $0.6 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at June 30, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at June 30, 2003.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     The May 2002 senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of June 30, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003 and have reclassified $4.5 million of extraordinary charges, net of tax, to continuing operations in 2002.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” We believe the adoption of this pronouncement will not have a material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

INFLATION

     Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenues; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by us; our dependence upon the agricultural industry as a significant user of our rail services; our dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of our employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core, non-strategic properties and assets; and regulation by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.2 million at June 30, 2003.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.65% on $300 million of debt. The fair value of these swaps was a net liability of $0.6 million at June 30, 2003.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at June 30, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at June 30, 2003.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to our operations. Therefore, we are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Excluding the impact of the hedging program, each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2003, we had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month in 2003 (35% of estimated North American consumption per month) at an average price of 66 cents per gallon. The price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel. The fair value of the fuel hedge was a net receivable of $0.6 million at June 30, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

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

     We have initiated corrective actions as of the date of this quarterly report on Form 10-Q to address these issues. We have hired a new chief financial officer in Australia and have initiated the following corrective actions and additional procedures:

· Reorganization of the financial accounting responsibilities;

· Developing a pre-approval process for capital projects in Australia similar to our process in the United States;

· Modifying the software which tracks individual jobs on our locomotives and railcars to provide better information to the accounting department; and

· Instituting new requirements for invoicing and documentation of outsourced track maintenance and improvements in Australia.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 annual meeting on June 19, 2003 at which William G. Pagonis and John M. Sullivan were re-elected to our board of directors. No other proposals were presented at the 2003 annual meeting. At the meeting the votes were cast as follows:

	In Favor	Against	Abstain	Broker Non-Votes

Re-election of William G. Pagonis	22,289,348	307,825	—	—
Re-election of John M. Sullivan	22,139,925	457,248	—	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.2	By-laws of RailAmerica, Inc., as amended and restated

31.1	Principal Executive Officer Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

May 1, 2003 report on Form 8-K was furnished containing information required under Item 12 and included a copy of the registrant’s press release announcing First Quarter ended March 31, 2003 Earnings Results.

May 9, 2003 current report was filed on Form 8-K, under Item 5, announcing registrant’s tender offer for all shares of Tranz Rail, Inc.

May 23, 2003 current report was filed on Form 8-K, under Item 5, announcing registrant’s withdrawal from tender offer for Tranz Rail, Inc.

Items 1,2,3 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: August 8, 2003	By: /s/ Michael J. Howe

Michael J. Howe, Senior Vice President and
Chief Financial Officer (on behalf of registrant
and as Principal Financial Officer)