Form 10-Q
period 2003-09-30
RAILAMERICA INC /DE
filed 2003-11-12
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, par value $.001 — 31,979,256 shares as of November 7, 2003

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,871	$28,887
Accounts and notes receivable, net	52,147	63,463
Current assets of discontinued operations	30,147	5,834
Other current assets	13,217	22,800

Total current assets	101,382	120,984
Property, plant and equipment, net	813,650	904,253
Long-term assets of discontinued operations	239,927	50,355
Other assets	25,288	30,961

Total assets	$1,180,247	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25,003	$4,200
Accounts payable	28,594	46,722
Accrued expenses	26,828	38,420
Current liabilities of discontinued operations	31,787	11,624

Total current liabilities	112,212	100,966
Long-term debt, less current maturities	327,259	383,121
Subordinated debt	121,186	141,331
Deferred income taxes	148,928	150,159
Long-term liabilities of discontinued operations	114,871	27,283
Other liabilities	9,998	24,790

Total liabilities	834,454	827,650

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 31,933,196 shares and 31,879,602 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	32	32
Additional paid-in capital and other	260,734	261,372
Retained earnings	61,314	48,055
Accumulated other comprehensive income (loss)	23,713	(30,556)

Total stockholders’ equity	345,793	278,903

Total liabilities and stockholders’ equity	$1,180,247	$1,106,553

The accompanying Notes are an integral part of the consolidated financial statements.

\

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2003 and 2002
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue	$91,192	$84,831	$264,504	$249,719

Operating expenses:
Transportation	46,308	41,019	134,844	128,688
Selling, general and administrative	18,498	19,771	57,922	60,757
Net (gain) loss on sale of assets	(347)	20	(2,352)	(5,329)
Terminated motor carrier operations, net	—	1,280	—	1,401
Depreciation and amortization	6,209	5,618	17,793	16,666

Total operating expenses	70,668	67,708	208,207	202,183

Operating income	20,524	17,123	56,297	47,536
Interest expense	(8,256)	(8,059)	(24,182)	(27,675)
Financing costs and other expense	(136)	—	(120)	(25,735)

Income (loss) from continuing operations before income taxes	12,132	9,064	31,995	(5,874)
Provision for (benefit of) income taxes	5,057	2,892	12,305	(1,687)

Income (loss) from continuing operations	7,075	6,172	19,690	(4,187)
Gain (loss) from sale of discontinued operations, net of income taxes	—	(228)	—	429
Income (loss) from discontinued operations, net of income taxes	(2,843)	(31)	(6,431)	4,089

Net income	$4,232	$5,913	$13,259	$331

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.19	$0.62	$(0.13)
Discontinued operations	(0.09)	(0.01)	(0.20)	0.14

Net income	$0.13	$0.18	$0.42	$0.01

Diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.19	$0.60	$(0.13)
Discontinued operations	(0.09)	(0.01)	(0.19)	0.14

Net income	$0.13	$0.18	$0.41	$0.01

Weighted average common shares outstanding:
Basic	31,750	32,089	31,800	32,084

Diluted	34,283	34,730	34,166	32,084

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$13,259	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	34,324	29,824
Write-off of deferred acquisition costs	—	2,386
Financing costs	—	25,611
Gain on sale of assets	(2,352)	(6,323)
Deferred income taxes and other	9,355	2,100
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,518)	4,302
Other current assets	1,178	(486)
Accounts payable	(3,283)	(8,165)
Accrued expenses	(3,623)	(15,212)
Other assets and liabilities	(1,865)	(17,806)

Net cash provided by operating activities	44,475	16,562

Cash flows from investing activities:
Purchase of property, plant and equipment	(49,838)	(49,629)
Proceeds from sale of assets	6,046	7,281
Acquisitions, net of cash acquired	(25,846)	(88,612)
Deferred acquisition costs and other	(528)	(5,317)

Net cash used in investing activities	(70,166)	(136,277)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,316	457,870
Principal payments on long-term debt	(28,818)	(350,632)
Proceeds from exercise of stock options and warrants	491	402
Purchase of treasury stock	(1,226)	(3,819)
Financing costs and other	(695)	(15,383)

Net cash provided by financing activities	68	88,438

Effect of exchange rates on cash	2,607	1,175

Net decrease in cash	(23,016)	(30,102)
Cash, beginning of period	28,887	59,761

Cash, end of period	$5,871	$29,659

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The December 31, 2002 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

We are currently in various stages of discussions with several parties to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect a sale within the next year. Accordingly, Freight Australia has been presented as discontinued operations in the financial statements.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified $6.6 million of extraordinary charges and $2.1 million of a tax benefit to continuing operations in 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The adoption of this pronouncement did not have a material impact on the Company’s financial statements. In November 2003, the FASB deferred certain provisions of the pronouncement. These deferrals did not impact the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is effective immediately for variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The adoption of this pronouncement did not have a material impact on the Company’s financial statements. In October 2003, the FASB deferred certain provisions of this pronouncement until periods ending after December 15, 2003. These deferrals did not impact the Company’s financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	STOCK-BASED COMPENSATION

The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire ten years from the date of the grant. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock –Based Compensation,” to stock-based employee compensation.

	For the three months		For the nine months ended
	ended September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$4,232	$5,913	$13,259	$331
Less: Total stock option -based employee compensation determined under fair value based method for all awards, net of related tax effects	(458)	(790)	(2,128)	(3,590)

Pro forma net income (loss)	$3,774	$5,123	$11,131	$(3,259)

Earnings (loss) per share:
Basic-as reported	$0.13	$0.18	$0.42	$0.01

Basic-pro forma	$0.11	$0.17	$0.35	$(0.10)

Diluted-as reported	$0.13	$0.18	$0.41	$0.01

Diluted-pro forma	$0.11	$0.17	$0.34	$(0.10)

4.	EARNINGS PER SHARE

For the three and nine months ended September 30, 2003 and 2002, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three and nine months ended September 30, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants, restricted shares and convertible debt. A total of 7.3 million and 8.0 million options, warrants and restricted shares were excluded from the calculation for the three and nine months ended September 30, 2003, respectively, as such securities were anti-dilutive.

For the three and nine months ended September 30, 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 5.0 million and 3.6 million options and warrants were excluded from the calculation for the three and nine months ended September 30, 2002, respectively, as such securities were anti-dilutive. Assumed conversion of 2.2 million shares of convertible debt was also excluded from the nine months ended September 30, 2002 diluted earnings per share calculation, as their impact was anti-dilutive.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	EARNINGS PER SHARE, continued

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$7,075	$6,172	$19,690	$(4,187)
Interest on convertible debt	317	235	951	—

Income from continuing operations (diluted)	$7,392	$6,407	$20,641	$(4,187)

Weighted average shares outstanding (basic)	31,750	32,089	31,800	32,084
Options and warrants	352	460	185	—
Convertible debt	2,181	2,181	2,181	—

Weighted average shares outstanding (diluted)	34,283	34,730	34,166	32,084

5.	DISCONTINUED OPERATIONS

We are currently in various stages of discussions with several parties to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect a sale within the next year. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations, net of applicable income taxes. In addition, the assets and liabilities of Freight Australia have been reclassified as assets and liabilities of discontinued operations on the September 30, 2003 balance sheet. Gains realized on the sale of this business will be reported in the period in which the divestiture is complete.

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three months ended September 30, 2003 and 2002, $1.2 million and $1.1 million, respectively, of interest expense was allocated. For the nine months ended September 30, 2003 and 2002, interest expense of $3.6 million and $3.5 million, respectively, was allocated. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Operating revenue	$22,885	$23,656	$67,034	$74,346
Operating income (loss)	$(2,212)	$758	$(4,951)	$10,336
Pretax income (loss)	$(4,027)	$(845)	$(10,239)	$4,418
Income tax provision (benefit)	(1,294)	(253)	(3,352)	1,325

Income (loss) from discontinued operations, net of tax	$(2,733)	$(592)	$(6,887)	$3,093

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities of Freight Australia were as follows (in thousands):

As of
September 30, 2003

Accounts receivable, net	$18,224
Other current assets	3,220

Total current assets	21,444
Property, plant and equipment, net	188,495
Other assets	2,895

Total assets	$212,834

Current maturities of long- term debt	$600
Accounts payable	14,531
Accrued expenses	3,266

Total current liabilities	18,397
Long-term debt, less current maturities	58,800
Deferred income taxes	14,560
Other liabilities	15,298

Total liabilities	$107,055

In January 2003, the Company announced its intent to sell its 55% equity interest in Ferronor, its Chilean railroad operations. The Company expects to sell its equity ownership interest during 2003, therefore, the results of operations are reported in discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of Ferronor have been presented as assets and liabilities of discontinued operations on the September 30, 2003 and December 31, 2002 balance sheets. There were no significant changes in the assets or liabilities of Ferronor during the first nine months of 2003. Gains realized on the sale of this business will be reported in the period in which the divestiture is completed.

The results of operations for Ferronor were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Operating revenue	$6,667	$5,395	$19,298	$16,312
Operating income	$315	$606	$2,174	$2,791
Pretax income (loss)	$(131)	$662	$551	$1,177
Income tax provision (benefit)	(21)	101	95	181

Income (loss) from discontinued operations, net of tax	$(110)	$561	$456	$996

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	ACQUISITIONS

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

During the first quarter of 2003, the Company acquired 2.6 miles of track connecting to the Dallas, Garland & Northeastern Railroad and 71.5 miles of track on the west-end of the Toledo, Peoria &Western Railway for total consideration of $3.6 million in cash. The pro forma impact of these acquisitions is not material.

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

The results of operations of the Company’s acquisitions have been included in the Company’s consolidated financial statements since the dates of their respective acquisitions.

In January 2002, the Company submitted a bid for the acquisition of National Rail and FreightCorp, two government-owned railroads in Australia. Subsequently, the Company was notified that another entity was awarded the bid. Accordingly, the Company recorded a charge in selling, general and administrative expense during the nine months ended September 30, 2002 of $2.4 million for the direct costs incurred in preparing, submitting and financing the bid.

7.	DISPOSITIONS

In May 2002, the Company sold the Texas New Mexico Railroad and certain operating assets for total consideration of $2.25 million consisting of cash of $0.55 million, a short-term note of $0.85 million and a long-term note of $0.85 million, resulting in a net gain of $0.8 million which is included in discontinued operations for the three and nine months ended September 30, 2002. The results of operations for the Texas New Mexico Railroad were not material. The short-term note accrued interest at 10% and was due on November 15, 2002 and the long-term note accrues interest at 7% and is due on May 24, 2007. In December 2002, $0.4 million was paid on the short-term note, $0.15 million was added to the long-term note due on May 24, 2007 and the remaining balance of $0.3 million was extended until December 11, 2006 at an interest rate of 7%.

In March 2002, the Company sold the Georgia Southwestern Railroad and certain operating assets for total consideration of $7.1 million, including a long-term note for $0.8 million, resulting in a gain of $4.5 million. The note receivable bears interest at 5% and is due February 28, 2007. The results of operations for the Georgia Southwestern Railroad were not material.

In December 2000, the Company sold its trailer manufacturing operation, which was previously classified as a discontinued operation. For the three and nine months ended September 30, 2002, a charge of $0.2 million, net of income taxes of $0.1 million and $0.4 million, net of income taxes of $0.2 million, respectively, was recorded to the gain (loss) from sale of discontinued operations in conjunction with the settlement of certain amounts with the buyer of the business.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	DEBT

In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The new senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans ($262.4 million at September 30, 2003), $50 million of Canadian Term Loans ($42.5 million as of September 30, 2003) and $60 million of Australian Term Loans ($59.4 million as of September 30, 2003) with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (3.66% at September 30, 2003). The outstanding balance under the revolver at September 30, 2003 was $14.0 million. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor. In September 2003, the Company prepaid $7.0 million on the Canadian Term Loan. This resulted in a charge of $0.1 million to the three and nine months ended September 30, 2003 consolidated statements of income for the unamortized portion of the deferred loan costs associated with this debt.

The senior credit facility and the indenture governing the Company’s senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of September 30, 2003.

In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. The debentures mature on July 31, 2004 and thus have been reclassified to current maturities of long-term debt on the balance sheet for the period ended September 30, 2003. The junior convertible subordinated debentures may be converted into common stock prior to July 31, 2004 at a conversion price of $10 per share. At RailAmerica’s option, the debentures may be redeemed at par plus accrued interest, in whole or part, if the closing price of RailAmerica’s common stock is above 200% of the conversion price for 10 consecutive trading days. As of September 30, 2003, a total of $0.7 million of the junior convertible subordinated debentures had been converted into common stock.

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

Fuel costs represented 6% of total revenue during the three months ended September 30, 2003. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2003, the Company had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month through December 31, 2003, (35% of estimated North American monthly consumption) at an average price of 66 cents per gallon, excluding transportation and taxes. The fair value of the fuel swap was a net receivable of $0.3 million at September 30, 2003.

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.0 million at September 30, 2003.

On November 8, 2002, the Company entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate is fixed at 1.65% on $300 million of debt. The fair value of these swaps was a net liability of $0.3 million at September 30, 2003.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at September 30, 2003.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at September 30, 2003.

10.	COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the nine months ended September 30, 2003, the Company repurchased 187,500 shares at a total cost of $1.2 million.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of September 30, 2003, the accumulated other comprehensive income (loss) consisted of $1.4 million of unrealized losses related to hedging transactions and $25.1 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$4,232	$5,913	$13,259	$331
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	111	(1,007)	(198)	(2,334)
Realized loss on derivatives designated as hedges, net of taxes	—	—	—	10,916
Change in cumulative translation adjustments	4,224	(14,439)	54,467	7,792

Total comprehensive income (loss)	$8,567	$(9,533)	$67,528	$16,705

12.	COMMITMENTS AND CONTINGENCIES

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

The Company’s continuing operations consists of the North American rail transportation segment. This segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada. The International segment has been restated for the exclusion of the Australia and Chile operations except for total assets, due to their classification as discontinued operations.

Business segment information for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$91,192	$91,083	$—	$109
Depreciation and amortization	$6,209	$6,056	$—	$153
Operating income (loss)	$20,524	$22,402	$—	$(1,878)
Income (loss) before income taxes	$12,132	$12,794	$—	$(662)
Total assets	$1,180,247	$872,086	$272,071	$36,090

THREE MONTHS ENDED SEPTEMBER 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$84,831	$84,745	$—	$86
Depreciation and amortization	$5,618	$5,502	$—	$116
Operating income (loss)	$17,123	$21,641	$—	$(4,518)
Income (loss) before income taxes	$9,064	$10,291	$—	$(1,227)
Total assets	$1,091,645	$800,922	$248,434	$42,289

NINE MONTHS ENDED SEPTEMBER 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$264,504	$264,192	$—	$312
Depreciation and amortization	$17,793	$17,333	$—	$460
Operating income (loss)	$56,297	$60,715	$—	$(4,418)
Income (loss) before income taxes	$31,995	$36,522	$—	$(4,527)

NINE MONTHS ENDED SEPTEMBER 30, 2002:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other

Revenue	$249,719	$249,476	$—	$243
Depreciation and amortization	$16,666	$16,230	$—	$436
Operating income (loss)	$47,536	$54,974	$—	$(7,438)
Income (loss) before income taxes	$(5,874)	$28,460	$—	$(34,334)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$621	$109	$5,141	$—	$5,871
Accounts and notes receivable, net	—	699	43,261	8,187	—	52,147
Current assets of discontinued operations	—	—	—	30,147	—	30,147
Other current assets	107	800	10,276	2,034	—	13,217

Total current assets	107	2,120	53,646	45,509	—	101,382
Property, plant and equipment, net	—	1,279	663,102	149,269	—	813,650
Long-term assets of discontinued operations	—	—	—	239,927	—	239,927
Other assets	15,685	1,356	5,365	2,882	—	25,288
Investment in and advances to affiliates	300,268	348,015	78,965	1,310	(728,558)	—

Total assets	$316,060	$352,770	$801,078	$438,897	$(728,558)	$1,180,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,650	$21,428	$425	$500	$—	$25,003
Accounts payable	307	588	28,045	(346)	—	28,594
Accrued expenses	3,184	1,861	18,575	3,208	—	26,828
Current liabilities of discontinued operations	—	—	—	31,787	—	31,787

Total current liabilities	6,141	23,877	47,045	35,149	—	112,212
Long-term debt, less current maturities	273,700	—	11,559	42,000	—	327,259
Subordinated debt	121,186	—	—	—	—	121,186
Deferred income taxes	(22,867)	(16,900)	163,335	25,360	—	148,928
Long-term liabilities of discontinued operations	—	—	—	114,871	—	114,871
Other liabilities	2,468	—	7,530	—	—	9,998

Total liabilities	380,628	6,977	229,469	217,380	—	834,454

Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital and other	758	260,734	433,527	73,243	(507,528)	260,734
Retained earnings	(63,755)	61,314	134,627	48,672	(119,544)	61,314
Accumulated other comprehensive income (loss)	(1,571)	23,713	192	36,013	(34,634)	23,713

Total stockholders’ equity	(64,568)	345,793	571,609	221,517	(728,558)	345,793

Total liabilities and stockholders’ equity	$316,060	$352,770	$801,078	$438,897	$(728,558)	$1,180,247

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$56	$73,811	$17,325	$—	$91,192

Operating expenses:
Transportation	—	—	37,488	8,820	—	46,308
Selling, general and administrative	—	1,985	15,112	1,401	—	18,498
Gain on sale of assets	—	—	(303)	(44)	—	(347)
Depreciation and amortization	—	62	5,101	1,046	—	6,209

Total operating expenses	—	2,047	57,398	11,223	—	70,668

Operating income (loss)	—	(1,991)	16,413	6,102	—	20,524
Interest expense	(1,351)	(442)	(6,019)	(444)	—	(8,256)
Equity in earnings of subsidiaries	4,092	3,291	—	—	(7,383)	—
Other income (expense)	—	3,448	(2,049)	(1,535)	—	(136)

Income (loss) from continuing operations before income taxes	2,741	4,306	8,345	4,123	(7,383)	12,132
Provision for (benefit of) income taxes	(550)	74	3,814	1,719	—	5,057

Income (loss) from continuing operations	3,291	4,232	4,531	2,404	(7,383)	7,075
Income (loss) from discontinued operations (net of tax)	—	—	—	(2,843)	—	(2,843)

Net income (loss)	$3,291	$4,232	$4,531	$(439)	$(7,383)	$4,232

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$116	$212,902	$51,486	$—	$264,504

Operating expenses:
Transportation	—	—	107,081	27,763	—	134,844
Selling, general and administrative	10	6,196	46,159	5,557	—	57,922
Gain on sale of assets	—	(4)	(2,290)	(58)	—	(2,352)
Depreciation and amortization	—	189	14,510	3,094	—	17,793

Total operating expenses	10	6,381	165,460	36,356	—	208,207

Operating income (loss)	(10)	(6,265)	47,442	15,130	—	56,297
Interest expense	(3,572)	(1,227)	(17,955)	(1,428)	—	(24,182)
Equity in earnings of subsidiaries	11,642	9,272	—	—	(20,914)	—
Financing costs and other income (expense)	—	10,344	(6,147)	(4,317)	—	(120)

Income (loss) from continuing operations before income taxes	8,060	12,124	23,340	9,385	(20,914)	31,995
Provision for (benefit of) income taxes	(1,212)	(1,135)	10,250	4,402	—	12,305

Income (loss) from continuing operations	9,272	13,259	13,090	4,983	(20,914)	19,690
Income (loss) from discontinued operations (net of tax)	—	—	—	(6,431)	—	(6,431)

Net income (loss)	$9,272	$13,259	$13,090	$(1,448)	$(20,914)	$13,259

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$9,272	$13,259	$13,090	$(1,448)	$(20,914)	$13,259

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,831	755	14,424	16,314	—	34,324
Equity in earnings of subsidiaries	(11,642)	(9,272)	—	—	20,914	—
Gain on sale of assets	—	—	(2,306)	(46)	—	(2,352)
Deferred income taxes and other	(2,573)	(1,064)	10,645	2,347	—	9,355
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	1,573	(5,445)	1,354	—	(2,518)
Other current assets	(107)	541	2,336	(1,592)	—	1,178
Accounts payable	—	(169)	(1,300)	(1,814)	—	(3,283)
Accrued expenses	(3,951)	(1,159)	2,548	(1,061)	—	(3,623)
Other assets and liabilities	16	48	(4)	(1,925)	—	(1,865)

Net cash provided by (used in) operating activities	(6,154)	4,512	33,988	12,129	—	44,475

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(52)	(31,862)	(17,924)	—	(49,838)
Proceeds from sale of properties	—	—	5,824	222	—	6,046
Acquisitions, net of cash acquired	—	—	(25,846)	—	—	(25,846)
Deferred acquisition costs and other	—	(528)	—	—	—	(528)

Net cash used in investing activities	—	(580)	(51,884)	(17,702)	—	(70,166)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,100	—	32	184	—	30,316
Principal payments on long-term debt	(18,750)	—	(307)	(9,761)	—	(28,818)
(Disbursements)/receipts on intercompany debt	(4,501)	(11,471)	17,911	(1,939)	—	—
Proceeds from exercise of stock options	—	491	—	—	—	491
Purchase of treasury stock	—	(1,226)	—	—	—	(1,226)
Financing costs and other	(695)	—	—	—	—	(695)

Net cash provided by (used in) financing activities	6,154	(12,206)	17,636	(11,516)	—	68

Effect of exchange rates on cash	—	—	—	2,607	—	2,607

Net (decrease) in cash	—	(8,274)	(260)	(14,482)	—	(23,016)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$—	$621	$109	$5,141	$—	$5,871

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,895	$369	$19,623	$—	$28,887
Accounts and notes receivable, net	—	654	39,984	22,825	—	63,463
Current assets of discontinued operations	—	—	—	5,834	—	5,834
Other current assets	—	3,488	13,660	5,652	—	22,800

Total current assets	—	13,037	54,013	53,934	—	120,984
Property, plant and equipment, net	42	1,374	620,534	282,303	—	904,253
Long-term assets of discontinued operations	—	—	—	50,355	—	50,355
Other assets	16,892	1,163	8,136	4,770	—	30,961
Investment in and advances to affiliates	292,664	272,696	112,671	(4,623)	(673,409)	—

Total assets	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,650	$—	$450	$1,100	$—	$4,200
Accounts payable	149	988	30,512	15,073	—	46,722
Accrued expenses	7,135	3,020	21,558	6,707	—	38,420
Current liabilities of discontinued operations	—	—	—	11,624	—	11,624

Total current liabilities	9,934	4,008	52,520	34,504	—	100,966
Long-term debt, less current maturities	262,350	—	11,871	108,900	—	383,121
Subordinated debt	120,224	21,107	—	—	—	141,331
Deferred income taxes	(20,251)	(15,747)	154,331	31,826	—	150,159
Long-term liabilities of discontinued operations	—	—	—	27,283	—	27,283
Other liabilities	2,504	—	7,803	14,483	—	24,790

Total liabilities	374,761	9,368	226,525	216,996	—	827,650

Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	261,372	433,564	66,715	(501,037)	261,372
Retained earnings	(64,268)	48,055	131,527	53,003	(120,262)	48,055
Accumulated other comprehensive income (loss)	(1,653)	(30,556)	475	(13,564)	14,742	(30,556)

Total stockholders’ equity	(65,163)	278,903	568,829	169,743	(673,409)	278,903

Total liabilities and stockholders’ equity	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$131	$69,118	$15,582	$—	$84,831

Operating expenses:
Transportation	—	—	33,329	7,690	—	41,019
Selling, general and administrative	70	5,665	12,281	1,755	—	19,771
Gain on sale of assets (net)	—	101	(67)	(14)	—	20
Terminated motor carrier operations (net)	—	—	—	1,280	—	1,280
Depreciation and amortization	1	40	4,530	1,047	—	5,618

Total operating expenses	71	5,806	50,073	11,758	—	67,708

Operating (loss) income	(71)	(5,675)	19,045	3,824	—	17,123
Interest expense	24	(283)	(8,645)	845	—	(8,059)
Equity in earnings of subsidiaries	6,622	6,730	—	—	(13,352)	—
Other income (expense)	—	2,218	(1,063)	(1,155)	—	—

Income (loss) from continuing
operations before income taxes	6,575	2,990	9,337	3,514	(13,352)	9,064
Provision for (benefit of) income taxes	(155)	(2,923)	4,273	1,697	—	2,892

Income (loss) from continuing operations	6,730	5,913	5,064	1,817	(13,352)	6,172
Gain (loss) on sale of discontinued operations (net of tax)	—	—	(228)	—	—	(228)
Income (loss) from discontinued operations (net of tax)	—	—	—	(31)	—	(31)

Net income (loss)	$6,730	$5,913	$4,836	$1,786	$(13,352)	$5,913

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$—	$204,921	$44,798	$—	$249,719

Operating expenses:
Transportation	—	—	103,833	24,855	—	128,688
Selling, general and administrative	100	18,457	37,737	4,463	—	60,757
Gain on sale of assets (net)	—	101	(5,371)	(59)	—	(5,329)
Terminated motor carrier operations (net)	—	—	—	1,401	—	1,401
Depreciation and amortization	90	121	13,483	2,972	—	16,666

Total operating expenses	190	18,679	149,682	33,632	—	202,183

Operating (loss) income	(190)	(18,679)	55,239	11,166	—	47,536
Interest expense	(9,872)	(1,191)	(17,803)	1,191	—	(27,675)
Equity in earnings of subsidiaries	31,283	6,687	—	—	(37,970)	—
Financing costs and other income (expense)	(25,738)	6,655	(3,186)	(3,466)	—	(25,735)

Income (loss) from continuing operations before income taxes	(4,517)	(6,528)	34,250	8,891	(37,970)	(5,874)
Provision for (benefit of) income taxes	(11,204)	(6,859)	12,880	3,496	—	(1,687)

Income (loss) from continuing operations	6,687	331	21,370	5,395	(37,970)	(4,187)
Gain (loss) on sale of discontinued operations (net of tax)	—	—	429	—	—	429
Income (loss) from discontinued operations (net of tax)	—	—	—	4,089	—	4,089

Net income (loss)	$6,687	$331	$21,799	$9,484	$(37,970)	$331

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$6,687	$331	$21,799	$9,484	$(37,970)	$331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,871	687	13,623	12,643	—	29,824
Write-off of deferred acquisition costs	—	2,386	—	—	—	2,386
Financing costs	25,611	—	—	—	—	25,611
Equity in earnings of subsidiaries	(31,283)	(6,687)	—	—	37,970	—
Gain on sale of properties	—	101	(6,364)	(60)	—	(6,323)
Deferred income taxes and other	(10,825)	(6,697)	13,333	6,289	—	2,100
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,324)	5,811	(185)	—	4,302
Other current assets	(65)	1,935	(2,147)	(209)	—	(486)
Accounts payable	—	1,823	(6,287)	(3,701)	—	(8,165)
Accrued expenses	(5,843)	(880)	(1,792)	(6,697)	—	(15,212)
Other assets and liabilities	(17,057)	10	(2,278)	1,519	—	(17,806)

Net cash provided by (used in) operating activities	(29,904)	(8,315)	35,698	19,083	—	16,562

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(566)	(26,061)	(23,002)	—	(49,629)
Proceeds from sale of properties	—	963	6,120	198	—	7,281
Acquisitions, net of cash acquired	—	—	(88,612)	—	—	(88,612)
Deferred acquisition costs and other	—	(2,640)	—	(2,677)	—	(5,317)

Net cash used in investing activities	—	(2,243)	(108,553)	(25,481)	—	(136,277)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	343,500	—	556	113,814	—	457,870
Principal payments on long-term debt	(346,254)	—	(599)	(3,779)	—	(350,632)
Disbursements/receipts on intercompany debt	48,041	(16,378)	72,566	(104,229)	—	—
Proceeds from exercise of stock options and warrants	—	402	—	—	—	402
Purchase of treasury stock	—	(3,819)	—	—	—	(3,819)
Debt issuance costs	(15,383)	—	—	—	—	(15,383)

Net cash provided by (used in) financing activities	29,904	(19,795)	72,523	5,806	—	88,438

Effect of exchange rates on cash	—	—	—	1,175	—	1,175

Net (decrease) increase in cash	—	(30,353)	(332)	583	—	(30,102)
Cash, beginning of period	—	38,049	45	21,667	—	59,761

Cash, end of period	$—	$7,696	$(287)	$22,250	$—	$29,659

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are the world’s largest short line and regional freight railroad operator. We own 50 railroads operating approximately 13,400 route-miles in the United States, Canada, Australia, Chile and Argentina. In North America, we operate 47 railroads in 27 states, five Canadian provinces and the Northwest Territories.

     We are currently in various stages of discussions with several parties to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect a sale within the next year. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations.

     In June 2003, our newly formed wholly-owned subsidiary, San Luis & Rio Grande Railroad, completed the acquisition of a 154 mile branch line operation from Union Pacific for cash consideration of $7.2 million.

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

     Property, plant and equipment comprised 89% of our total assets, including Australia and Chile, as of September 30, 2003. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

RESULTS OF OPERATIONS

     As we have reclassified our Australian and Chilean railroads to discontinued operations, our continuing operations results reflect primarily the operations of our North American railroads.

     For the three months ended September 30, 2003, our operating revenue increased $6.4 million to $91.2 million from $84.8 million for the three months ended September 30, 2002. This increase was primarily due to the acquisitions of the Mobile Line and the San Luis and Rio Grande Railroad as well as the appreciation of the Canadian dollar against the U.S. dollar. Operating income increased $3.4 million, or 20%, to $20.5 million for the three months ended September 30, 2003 from $17.1 million in the comparable quarter in 2002. This increase was primarily due to an increase of $0.8 million in North America’s operating income in 2003, a decrease of $1.0 million in corporate labor expenses in 2003 and $1.3 million of terminated motor carrier assets written-off in 2002. Interest expense, including amortization of deferred financing costs, increased $0.2 million, or 2%, to $8.3 million for the three months ended September 30, 2003 from $8.1 million in the comparable quarter in 2002 primarily due to the outstanding balance on the revolver in 2003. For the three months ended September 30, 2003 and 2002, $1.2 and $1.1 million of interest expense was allocated to discontinued operations. Financing costs and other expense increased $0.1 million in the three months ended September 30, 2003 from the comparable period in 2002 due to the write-off of unamortized deferred financing costs related to the $7.0 million prepayment on the Canadian Term Loan. Our effective tax rate for the three months ended September 30, 2003 was 42% compared to 32% in 2002 due to charges in 2002 associated with the debt refinancing. The loss from discontinued operations increased $2.8 million in the three months ended September 30, 2003 to $2.8 million from a breakeven position in 2002 primarily due to the drought in Australia, which resulted in a 57% decline in grain tonnage hauled. An escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations resulted in a loss from sale of discontinued operations of $0.2 million, after tax, in 2002.

     For the nine months ended September 30, 2003, our operating revenue increased $14.8 million, or 6%, to $264.5 million from $249.7 million for the nine months ended September 30, 2002. This increase was primarily due to the acquisitions of the Mobile Line and the San Luis and Rio Grande Railroad, the appreciation of the Canadian dollar against the U.S. dollar and a change in the commodity mix resulting in a higher average rate per carload. Operating income increased $10.0 million, or 22%, to $56.3 million for the nine months ended September 30, 2003 from $46.3 million in the comparable period in 2002. This increase was due to an increase of $5.7 million in North America’s operating income in 2003 as a result of the increased revenue and relatively level operating costs, a decrease of $2.5 million in corporate expenses, $2.4 million of bid costs that were written off in 2002, restructuring costs of $0.9 million that were expensed in 2002 and a $1.4 million write-off of assets related to the terminated motor carrier operations in 2002, partially offset by a decrease in asset sale gains of $3.0 million from 2002. Interest expense, including amortization of deferred financing costs, decreased $3.5 million, or 13%, to $24.2 million for the nine months ended September 30, 2003 from $27.7 million in the comparable period in 2002 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. For the nine months ended September 30, 2003 and 2002, $3.6 and $3.5 million of interest expense was allocated to discontinued operations. Financing costs and other expense decreased $25.6 million in the nine months ended September 30, 2003 from 2002 due to the 2002 write-off of our interest rate swaps, unamortized deferred financing costs and other refinancing related costs from the terminated credit facility which was originally entered into in 2000. Our effective tax rate for the nine months ended September 30, 2003 was 38.5% compared to 28.7% in 2002 due to charges in 2002 associated with the debt refinancing. Income from discontinued operations decreased $10.5 million in the nine months ended September 30, 2003 to a loss of $6.4 million from income of $4.1 million in 2002 primarily due to the drought in Australia, which resulted in a 69% decline in grain tonnage hauled. In May 2002, we sold Texas New Mexico Railroad and recorded a gain from discontinued operations of $0.8 million, after tax. This gain was partially offset by an escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, which resulted in a loss of $0.4 million, after tax.

     Set forth below is a discussion of the historical results of operations for our North American operations, as well as a discussion of corporate overhead.

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

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended September 30, 2003 and 2002.

		For the three months ended September 30,

	2003		2002

Operating revenue	$91,083	100%	$84,745	100%

Operating expenses:
Maintenance of way	9,970	11.0%	8,215	9.7%
Maintenance of equipment	3,374	3.7%	3,682	4.4%
Transportation	23,808	26.1%	20,959	24.7%
Equipment rental	9,156	10.0%	8,162	9.6%
Selling, general and administrative	16,317	17.9%	16,584	19.6%
Depreciation and amortization	6,056	6.7%	5,502	6.5%

Total operating expenses	68,681	75.4%	63,104	74.5%

Operating income	$22,402	24.6%	$21,641	25.5%

     OPERATING REVENUE. Operating revenue increased $6.4 million, or 7%, to $91.1 million in the third quarter of 2003 from $84.7 million in the third quarter of 2002. Total carloads increased 8,539, or 3%, to 285,082 in the third quarter of 2003 from 276,543 in the third quarter of 2002. Excluding revenues of $4.4 million in 2003 from the acquired railroads, San Luis & Rio Grande Railroad and the Mobile Line, operating revenue increased $1.9 million or 2%, while carloads remained constant. The increase in “same railroad” revenue is due to a 13% improvement in the Canadian dollar, which positively impacted operating revenues by $2.1 million for the quarter ended September 30, 2003 and an increase of $1.5 million in freight revenue on the Kyle Railroad as a result of an improved wheat harvest in 2003, partially offset by a decrease of $2.3 million in non-freight revenue. The increase in the average rate per carload to $281 in 2003 from $259 in 2002 was primarily due to the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads, and average freight revenue per carload for the three months ended September 30, 2003 and 2002:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	September 30, 2003			September 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Lumber & Forest Products	$13,405	32,289	$415	$11,810	29,715	$397
Agricultural & Farm Products	8,486	25,255	336	6,731	22,904	294
Chemicals	7,829	20,804	376	6,827	20,363	335
Paper Products	7,794	25,691	303	6,699	24,220	277
Metals	7,413	22,803	325	5,839	20,037	291
Coal	6,135	35,121	175	5,656	34,825	162
Railroad Equipment/Bridge Traffic	5,608	43,364	129	5,928	44,763	132
Food Products	5,173	15,746	329	4,854	15,543	312
Metallic/Non-metallic Ores	4,670	15,637	299	3,387	13,731	247
Minerals	4,378	12,661	346	4,125	11,748	351
Petroleum Products	4,089	10,783	379	3,846	9,960	386
Other	2,235	7,656	292	2,564	7,046	364
Autos	2,069	7,579	273	2,274	9,911	229
Intermodal	930	9,693	96	1,088	11,777	92

Total	$80,213	285,082	$281	$71,628	276,543	$259

     Lumber and forest products revenue was $13.4 million in the quarter ended September 30, 2003 compared to $11.8 million in the quarter ended September 30, 2002, an increase of $1.6 million or 14%. This increase was primarily due to an increase in new housing starts, an increase in off-shore demand for lumber and longer hauls in Alabama as a result of the Mobile Line acquisition.

     Agricultural and farm products revenue was $8.5 million in the quarter ended September 30, 2003 compared to $6.7 million in the quarter ended September 30, 2002, an increase of $1.8 million or 26%. This increase was due to an improved wheat crop in Kansas in 2003 compared to 2002.

     Chemicals revenue was $7.8 million in the quarter ended September 30, 2003 compared to $6.8 million in the quarter ended September 30, 2002, an increase of $1.0 million or 15%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition and increased carloads with existing customers in South Carolina.

     Paper products revenue was $7.8 million in the quarter ended September 30, 2003 compared to $6.7 million in the quarter ended September 30, 2002, an increase of $1.1 million or 16%. This increase was primarily due to new business secured in Alabama as a result of the Mobile Line acquisition, an increase in paper production in Nova Scotia and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Metals revenue was $7.4 million in the quarter ended September 30, 2003 compared to $5.8 million in the quarter ended September 30, 2002, an increase of $1.6 million or 27%. This increase was due to market share gains as a result of the conversion of hauls from barge to rail in South Carolina and new business in Alabama as a result of the Mobile Line acquisition.

     Coal revenue was $6.1 million in the quarter ended September 30, 2003 compared to $5.7 million in the quarter ended September 30, 2002, an increase of $0.4 million or 8%. This increase was a result of increased carloads with a utility company in Arkansas and new business in Indiana.

     Railroad equipment and bridge traffic revenue was $5.6 million in the quarter ended September 30, 2003 compared to $5.9 million in the quarter ended September 30, 2002, a decrease of $0.3 million or 5%. This decrease was primarily due to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio, partially offset by an increase in bridge traffic in Canada, as well as the strengthening of the Canadian dollar.

     Food products revenue was $5.2 million in the quarter ended September 30, 2003 compared to $4.9 million in the quarter ended September 30, 2002, an increase of $0.3 million or 7%. This increase was due to increased carloads with existing customers in California as a result of a good tomato harvest and new business in Alabama as a result of the Mobile Line acquisition.

     Metallic and non-metallic ores revenue was $4.7 million in the quarter ended September 30, 2003 compared to $3.4 million in the quarter ended September 30, 2002, an increase of $1.3 million or 38%. This increase was primarily due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad.

     Minerals revenue was $4.4 million in the quarter ended September 30, 2003 compared to $4.1 million in the quarter ended September 30, 2002, an increase of $0.3 million or 6%. This increase was the result of new contracts on the Mobile Line and an increase in roofing granule moves due to the strong housing market.

     Petroleum products revenue was $4.1 million in the quarter ended September 30, 2003 compared to $3.8 million in the quarter ended September 30, 2002, an increase of $0.3 million or 6%. This increase was primarily due to new petroleum coke moves for a customer in Canada as a result of increased demand in Japan, new business in Indiana, as well as the strengthening of the Canadian dollar.

     Other revenue was $2.2 million in the quarter ended September 30, 2003 compared to $2.6 million in the quarter ended September 30, 2002, a decrease of $0.4 million or 13%. This decrease was primarily due to a decrease in ammunition moves in Washington.

     Autos revenue was $2.1 million in the quarter ended September 30, 2003 compared to $2.3 million in the quarter ended September 30, 2002, a decrease of $0.2 million or 9%. This decrease primarily related to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $0.9 million in the quarter ended September 30, 2003 compared to $1.1 million in the quarter ended September 30, 2002, a decrease of $0.2 million or 15%. This decrease was due to a reduction in import shipments for an automobile customer.

     OPERATING EXPENSES. Operating expenses increased by $5.6 million, or 9%, to $68.7 million in the third quarter of 2003 from $63.1 million in the third quarter of 2002 primarily due to the 13% increase in the Canadian dollar, the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, higher fuel prices and increased casualty and insurance expense. The operating ratio, defined as total operating expenses divided by total operating revenue, was 75.4% in 2003 compared to 74.5% in 2002. Both periods include an allocation of expenses, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 11.0% in the third quarter of 2003 from 9.7% in 2002, due to higher casualty and insurance costs and higher contract labor costs primarily due to brush control and rail testing as a result of preventive maintenance initiatives.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.7% in the third quarter of 2003 from 4.4% in the third quarter of 2002. The decrease was primarily due to car repair expenses remaining flat while revenues increased.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 26.1% in the third quarter of 2003 from 24.7% in the third quarter of 2002. This increase was primarily due to higher casualty and insurance expense, which accounted for a 0.5 percentage point increase, higher labor costs, which accounted for a 0.5 percentage point increase and higher fuel costs, which accounted for a 0.4 percentage point increase. Labor costs were higher due to the increase in carloads and the strengthening of the Canadian dollar. Fuel costs were $0.97 per gallon in the third quarter of 2003 compared to $0.91 per gallon in 2002 resulting in a $0.4 million increase in fuel expense in 2003, net of a $0.3 million benefit in 2003 for our fuel hedge.

     EQUIPMENT RENTAL. Equipment rental increased as a percentage of revenue to 10.0% in the third quarter of 2003 from 9.6% in 2002 due to the lease of additional locomotives to support our acquisitions and the increased carloads, as well as the strengthening of the Canadian dollar.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenues to 17.9% in the third quarter of 2003 from 19.6% in 2002 due to a reduction in property taxes and the increase in revenue while the selling, general and administrative expenses were primarily fixed.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenues to 6.7% in the third quarter of 2003 from 6.5% in 2002.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the nine months ended September 30, 2003 and 2002.

			For the nine months ended September 30,

		2003			2002

Operating revenue	$264,192		100%	$249,476		100%

Operating expenses:
Maintenance of way	28,412		10.7%	26,370		10.6%
Maintenance of equipment	10,300		3.9%	12,110		4.9%
Transportation	70,281		26.6%	65,198		26.1%
Equipment rental	25,852		9.8%	25,008		10.0%
Selling, general and administrative	51,299		19.4%	49,586		19.9%
Depreciation and amortization	17,333		6.6%	16,230		6.5%

Total operating expenses	203,477		77.0%	194,502		78.0%

Operating income	$60,715		23.0%	$54,974		22.0%

     OPERATING REVENUE. Operating revenue increased $14.7 million, or 6%, to $264.2 million in the nine months ended September 30, 2003 from $249.5 million in the comparable period of 2002. Total carloads increased 14,904, or 2%, to 840,151 in 2003 from 825,247 in 2002. Excluding revenues of $1.1 million in 2002 from the disposed railroads, Texas New Mexico Railroad and Georgia Southwestern Railroad, and $5.2 million in 2003 from the acquired railroads, San Luis and Rio Grande Railroad and the Mobile Line, operating revenue increased $10.7 million, or 4%, while carloads increased by 7,196, or 1%. The increase in “same railroad” revenue was due to a 10% improvement in the Canadian dollar, which positively impacted operating revenue by $5.0 million for the nine months ended September 30, 2003, an increase in agricultural and farm products carloads primarily due to the improved wheat harvest in Kansas, an increase in coal carloads with utility companies in Oklahoma and Arkansas, an increase in lumber and forest products carloads due to a strong housing market as well as a change in commodity mix. While lower rated bridge traffic and intermodal carloads declined 7,808 carloads, other higher rated commodities, such as metals and petroleum products, increased from 2002. The increase in the average rate per carload to $275 in 2003 from $261 in 2002 was also due to the change in commodity mix and improvement in the Canadian dollar. Non-freight revenue for the nine months ended September 30, 2003 includes $1.0 million from the sale of easements along several of our railroad properties.

     The following table compares North American freight revenue, carloads, and average freight revenue per carload for the nine months ended September 30, 2003 and 2002:

(dollars in thousands, except	For the nine months ended			For the nine months ended
average rate per carload)	September 30, 2003			September 30, 2002

			Average rate			Average rate
	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload

Lumber & Forest Products	$39,167	96,441	$406	$36,955	93,851	$394
Chemicals	22,555	63,374	356	20,619	62,373	331
Agricultural & Farm Products	21,441	67,858	316	20,531	70,303	292
Paper Products	21,438	72,351	296	19,668	70,779	278
Metals	20,659	65,210	317	18,497	61,541	301
Coal	18,039	106,242	170	16,240	97,592	166
Railroad Equipment/Bridge Traffic	17,071	130,763	131	16,365	133,603	122
Food Products	14,912	46,403	321	14,469	45,431	318
Petroleum Products	13,958	36,609	381	12,500	30,651	408
Minerals	12,848	36,465	352	12,695	34,646	366
Metallic/Non-metallic Ores	12,459	43,914	284	11,207	43,742	256
Other	7,126	22,529	316	5,780	16,355	353
Autos	6,067	24,697	246	7,167	32,117	223
Intermodal	3,076	27,295	113	3,103	32,263	96

Total	$230,816	840,151	$275	$215,796	825,247	$261

     Lumber and forest products revenue was $39.2 million for the nine months ended September 30, 2003 compared to $37.0 million for the nine months ended September 30, 2002, an increase of $2.2 million or 6%. This increase was due to a short-term contract to haul logs in Arizona through the second quarter of 2003, a strong housing market, an increase in demand for off-shore lumber and longer hauls of lumber in Alabama as a result of the Mobile Line acquisition.

     Chemicals revenue was $22.6 million for the nine months ended September 30, 2003 compared to $20.6 million for the nine months ended September 30, 2002, an increase of $2.0 million or 9%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition and increased carloads with existing customers in South Carolina and Illinois.

     Agricultural and farm products revenue was $21.4 million for the nine months ended September 30, 2003 compared to $20.5 million for the nine months ended September 30, 2002, an increase of $0.9 million or 4%. This increase was due to an improved wheat harvest in Kansas in the third quarter of 2003, partially offset by a poor 2002 harvest in southern Ohio and Indiana, which impacted 2003 carloads and a decrease in demand for grain from Illinois.

     Paper products revenue was $21.4 million for the nine months ended September 30, 2003 compared to $19.7 million for the nine months ended September 30, 2002, an increase of $1.7 million or 9%. This increase was primarily due to an increase in paper production in Nova Scotia, a change in customer mix resulting in higher rates per carload and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Metals revenue was $20.7 million for the nine months ended September 30, 2003 compared to $18.5 million for the nine months ended September 30, 2002, an increase of $2.2 million or 12%. This increase was due to an increase in carloads from existing customers in Ohio, North Carolina and South Carolina, new hauls in Alabama as a result of the Mobile Line acquisition and a change in customer mix resulting in higher average rates per carload.

     Coal revenue was $18.0 million for the nine months ended September 30, 2003 compared to $16.2 million for the nine months ended September 30, 2002, an increase of $1.8 million or 11%. This increase was the result of increased carloads with utility companies in Oklahoma, Indiana and Arkansas and new business in Indiana, partially offset by a decrease in carloads from the Powder River Basin due to severe weather in early 2003.

     Railroad equipment and bridge traffic revenue was $17.1 million for the nine months ended September 30, 2003 compared to $16.4 million for the nine months ended September 30, 2002, an increase of $0.7 million or 4%. This increase was primarily due to an increase in bridge traffic in Canada along with the strengthening of the Canadian dollar, partially offset by a decrease related to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Food products revenue was $14.9 million for the nine months ended September 30, 2003 compared to $14.5 million for the nine months ended September 30, 2002, an increase of $0.4 million or 3%. This increase was primarily due to increased hauls in California as a result of a good tomato harvest and new hauls in Alabama as a result of the Mobile Line acquisition.

     Petroleum products revenue was $14.0 million for the nine months ended September 30, 2003 compared to $12.5 million for the nine months ended September 30, 2002, an increase of $1.5 million or 12%. This increase was primarily due to new petroleum coke moves for a customer in Canada, new business to move liquefied petroleum gas in New England and the strengthening of the Canadian dollar.

     Minerals revenue was $12.8 million for the nine months ended September 30, 2003 compared to $12.7 million for the nine months ended September 30, 2002, an increase of $0.1 million or 1%. This increase was the result of new hauls on the Mobile Line, an increase in roofing granule moves due to the strong housing market and new calcium carbonate moves in Alabama, partially offset by fewer cement and limestone moves in New England.

     Metallic and non-metallic ores revenue was $12.5 million for the nine months ended September 30, 2003 compared to $11.2 million for the nine months ended September 30, 2002, an increase of $1.3 million or 11%. This increase was due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, a short-term contract to move soil in Illinois and increased traffic with existing customers in Texas, partially offset by lower carloads in Arizona due to customer production problems.

     Other revenue was $7.1 million for the nine months ended September 30, 2003 compared to $5.8 million for the nine months ended September 30, 2002, an increase of $1.3 million or 23%. This increase was primarily due to a short-term contract in Illinois, partially offset by a decrease in ammunition moves in Washington.

     Autos revenue was $6.1 million for the nine months ended September 30, 2003 compared to $7.2 million for the nine months ended September 30, 2002, a decrease of $1.1 million or 15%. This decrease related primarily to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $3.1 million for the nine months ended September 30, 2003 and 2002.

     OPERATING EXPENSES. Operating expenses increased $9.0 million to $203.5 million in the nine months ended September 30,

2003 from $194.5 million in 2002 primarily due to the 10% increase in the Canadian dollar, the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, higher transportation labor costs associated with the increased carloads, higher fuel prices compared to 2002 and increased casualty and insurance costs. The operating ratio was 77.0% in 2003 compared to 78.0% in 2002. The improvement of the operating ratio was primarily due to cost savings initiatives and increased revenue per carload in 2003. Both periods include an allocation of expenses, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 10.7% in the nine months ended September 30, 2003 from 10.6% in 2002, due to higher contract labor costs in 2003 related to brush control, bridge repairs and rail testing as a result of preventive maintenance initiatives.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.9% in the nine months ended September 30, 2003 from 4.9% in 2002. The decrease is primarily due to car repair activity remaining flat while revenues increased in 2003.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 26.6% in the nine months ended September 30, 2003 from 26.1% in 2002. Higher fuel and casualty costs were offset by lower contract labor and joint facilities costs. Fuel costs were $1.02 per gallon in 2003 compared to $0.84 per gallon in 2002 resulting in a $3.3 million increase in fuel expense in 2003, net of a $1.2 million benefit in 2003 for our fuel hedge. Casualty and insurance expenses were up $1.3 million in 2003 from 2002. Contract labor costs were lower due to strict cost control measures implemented during 2002. Joint facilities costs were lower as a result of the decreased automotive revenue and carloads.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.8% in the nine months ended September 30, 2003 from 10.0% in 2002 due to improved management of leased cars partially offset by an increase in locomotive lease expense in the third quarter of 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenues to 19.4% in the nine months ended September 30, 2003 from 19.9% in 2002. This decrease was primarily due to the increase in revenue while selling, general and administrative expenses remained relatively flat, due to the fixed nature of a majority of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was comparable at 6.6% of revenue in the nine months ended September 30, 2003 and 6.5% in 2002.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, decreased $1.0 million to $2.2 million during the three months ended September 30, 2003 from $3.2 million in the three months ended September 30, 2002 primarily due to a reduction in labor expense and $0.3 million of restructuring charges for the consolidation of accounting and human resource functions in 2002. For the nine months ended September 30, 2003, corporate overhead costs were $6.6 million, a decrease of $4.6 million from $11.2 million in 2002. This decrease was primarily due to the write-off of $2.4 million in 2002 for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia, lower labor costs in 2003 and restructuring charges of $0.9 million for the consolidation of accounting and human resources in 2002.

     ASSET SALES. Net gains on sales of assets were $0.3 million for the three months ended September 30, 2003 compared to a loss of $0.02 million for the comparable period in 2002. Net gains on sales of assets were $2.4 million for the nine months ended September 30, 2003 compared to $5.3 million for the comparable period in 2002. The gain in 2003 relates primarily to a land sale in Illinois in June 2003 resulting in a gain of $1.4 million. The gain in 2002 relates primarily to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million.

     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, increased $0.2 million to $8.3 million for the three months ended September 30, 2003 from $8.1 million in 2002 due to higher debt balances in 2003 to finance the acquisitions of the Mobile Line and the San Luis and Rio Grande Railroad. For the three months ended September 30, 2003 and 2002, $1.2 and $1.1 million, respectively, of interest expense was allocated to discontinued operations. Interest expense decreased $3.5 million to $24.2 million for the nine months ended September 30, 2003 from $27.7 million in 2002. The decrease in interest expense from 2002 to 2003 is primarily due to a decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. For the nine months ended September 30, 2003 and 2002, $3.6 and $3.5 million, respectively, of interest expense was allocated to discontinued operations. The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total net assets plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to our other operations.

     FINANCING COSTS AND OTHER EXPENSE. Other expense increased $0.1 million for the three months ended September 30, 2003 due to the write-off of a portion of unamortized deferred loan costs in connection with the $7.0 million prepayment of the Canadian Term Loan. In connection with the refinancing in May 2002, we incurred a charge of $25.7 million due to the termination of our two existing interest rate swaps and the write-off of the unamortized balance of the deferred loan costs relating to our prior senior credit facility.

     INCOME TAXES. Our effective tax rate for the three months ended September 30, 2003 was 41.7% compared to 31.9% in 2002. Our effective tax rate for the nine months ended September 30, 2003 was 38.5% compared to 28.7% in 2002. These increases were due to the write-off of our interest rate swaps, unamortized deferred financing costs and other refinancing related costs from the refinancing in May 2002.

     DISCONTINUED OPERATIONS. We are currently in various stages of discussions with several parties to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect a sale within the next year. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations. Freight Australia’s revenue decreased $0.8 million, or 3%, in the three months ended September 30, 2003 to $22.9 million from $23.7 million for the three months ended September 30, 2002 despite a 20% increase in the Australian dollar. In the third quarter of 2003 Freight Australia transported 0.4 million tons of grain compared to 0.9 million tons in the third quarter of 2002. For the three months ended September 30, 2003 and 2002, the operating ratios were 109.7% and 96.8%, respectively, an increase of 12.9%. This increase was due to lower grain traffic as a result of the drought in Australia, higher fuel prices and the strengthening of the Australian dollar, which negatively impacted their results by $0.5 million. Fuel prices averaged $0.95 a gallon for the third quarter of 2003 compared to $0.72 a gallon in 2002. Freight Australia’s net loss increased $2.1 million to a loss of $2.7 million for the three months ended September 30, 2003 from a loss of $0.6 million for the three months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, interest expense of $1.2 million and $1.1 million, respectively, was allocated to the Australian discontinued operations. Revenue decreased $7.3 million, or 10%, to $67.0 million for the nine months ended September 30, 2003 from $74.3 million for the nine months ended September 30, 2002 due to lower grain traffic as a result of the drought in Australia. Freight Australia moved 1.4 million tons of grain for the nine months ended September 30, 2003 compared to 3.2 million for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, the operating ratios were 107.4% and 86.1%, respectively, an increase of 21.3% due to the decrease in grain traffic, higher fuel prices and the strengthening of the Australian dollar, which negatively impacted the nine months ended September 30, 2003 results by $1.0 million. Fuel prices averaged $0.95 a gallon for the nine months ended September 30, 2003 compared to $0.67 a gallon for the comparable period in 2002. For the nine months ended September 30, 2003 Australia’s net loss was $6.9 million, a decrease of $10.0 million from net income of $3.1 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, interest expense of $3.6 million and $3.5 million, respectively, was allocated to the Australian discontinued operations.

     In January 2003, we announced our intent to sell our 55% equity interest in Ferronor, our Chilean railroad operations. Accordingly, Ferronor’s results of operations for the periods presented have been reclassified to discontinued operations. Ferronor’s revenue increased $1.3 million to $6.7 million for the three months ended September 30, 2003 from $5.4 million for the three months ended September 30, 2002. This increase was primarily due to new hauls of sulfuric acid for an existing customer and additional hauls on the international branch in 2003 as severe weather in 2002 hindered compressed natural gas movements. The operating ratio for the three months ended September 30, 2003 increased to 95.3% from 88.8% for the comparable quarter in 2002 primarily due to higher trucking costs and fuel prices, which averaged $0.94 per gallon in the three months ended September 30, 2003 compared to $0.79 per gallon in 2002. Ferronor’s net income decreased $0.7 million for the three months ended September 30, 2003 to a loss of $0.1 million from income of $0.6 million in 2002. Revenue increased $3.0 million for the nine months ended September 30, 2003 to $19.3 million from $16.3 million for the comparable period in 2002. This increase was primarily due to new hauls of sulfuric acid for an existing customer and additional hauls on the international branch in 2003 as severe weather in 2002 hindered compressed natural gas movements. For the nine months ended September 30, 2003 and 2002, the operating ratios were 88.7% and 82.9%, respectively, an increase of 5.8% primarily due to higher fuel prices that averaged $0.96 per gallon in 2003 compared to $0.76 per gallon in 2002, higher transportation costs associated with an increase in carloads and higher trucking costs. Net income for the nine months ended September 30, 2003 was $0.5 million, a decrease of $0.5 million from $1.0 million in 2002.

     In May 2002, we sold the Texas New Mexico Railroad for $2.3 million, resulting in a net gain of $1.3 million, or $0.8 million after tax. An escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, resulted in a loss of $0.2 million and $0.4 million, after tax, in the three and nine months ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility.

     Our cash provided by operating activities increased $27.9 million to $44.5 million for the nine months ended September 30, 2003 from $16.6 million for the comparable period in 2002. The improvement in cash flows from operating activities is primarily due to the termination of the interest rate swaps and related costs in connection with our debt refinancing in 2002 as well as improved working capital management in 2003. Total cash provided by operating activities for the first nine months of 2003 consists of $13.3 million in net income, $34.3 million in depreciation and amortization and $9.4 million in deferred taxes and other, partially offset by $10.1 million of changes in working capital accounts and $2.4 million of asset sale gains compared to $29.8 million of depreciation and amortization, $2.4 million for the write-off of deferred acquisition costs and $25.6 million of refinancing costs, partially offset by $6.3 million in asset sale gains, $2.1 million in deferred taxes and other and $37.4 million of changes in working capital accounts in the first nine months of 2002.

     Cash used in investing activities was $70.2 million for the nine months ended September 30, 2003 compared to $136.3 million for the comparable period in 2002. The decrease is primarily due to the use of cash for the acquisitions of ParkSierra and StatesRail, which totaled $88.6 million in 2002 compared to cash used for acquisitions of $25.8 million in 2003 primarily for the Mobile Line and San Luis and Rio Grande Railroad. Capital expenditures for the nine months ended September 30, 2003 and 2002 were $49.8 million and $49.6 million, respectively. Asset sale proceeds were $6.0 million for the nine months ended September 30, 2003 compared to $7.3 million in 2002. Deferred acquisition costs and other accounted for $0.5 million of cash used in 2003 compared to $5.3 million in 2002.

     Cash provided by financing activities was $0.1 million for the nine months ended September 30, 2003 compared to $88.4 million in 2002. The decrease of $88.3 million was primarily due to $50.0 million of borrowings in January 2002 used to finance the acquisitions of ParkSierra and StatesRail and an additional $50.0 million of borrowings in connection with refinancing of the senior credit facility in May 2002. The primary source of cash in 2003 was $30.3 million of borrowings on the revolving credit facility, partially offset by $28.8 million of debt payments and the purchase of treasury stock for $1.2 million.

     As of September 30, 2003, we had a working capital deficit of $10.8 million compared to working capital of $20.0 million at December 31, 2002. The working capital deficit at September 30, 2003 is primarily due to the $21.4 million reclassification of our junior convertible subordinated debentures to current liabilities as their maturity date is July 31, 2004. The junior convertible subordinated debentures may be converted into common stock prior to July 31, 2004 at a conversion price of $10 per share. The Company is currently exploring several alternatives for repaying or refinancing these securities. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements. In September 2003, we prepaid $7.0 million on the Canadian Term Loan. This resulted in a charge of $0.1 million to the income statement for the unamortized portion of deferred loan costs related to this debt.

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

     At our option, the senior credit facilities bear interest at either (1) the alternative base rate (defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG’s Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; provided, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above will be subject to adjustment based on changes in the Company’s leverage ratio. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The U.S. Term Loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. subsidiaries, the Canadian Term Loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Canadian subsidiaries, and the Australian Term Loan and the Australian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Australian Subsidiaries. The assets of Ferronor, as well as any other subsidiaries designated in the future as unrestricted subsidiaries, are not pledged under this agreement. Ferronor has not guaranteed and any other unrestricted subsidiaries are not required to guarantee any of the obligations under the credit facility. The loans were provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

     In connection with the refinancing of the senior credit facility in May 2002, we terminated our interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2003, the fair value of these collars was a net liability of $2.0 million.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.65% on $300 million of debt. These interest rate swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of September 30, 2003, the fair value of these swaps was a net liability of $0.3 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at September 30, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1million at September 30, 2003.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     The May 2002 senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of September 30, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003 and have reclassified $6.6 million of extraordinary charges and $2.1 million of a tax benefit to continuing operations in 2002.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this pronouncement did not have a material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150, which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The adoption of this pronouncement did not have a material impact on our financial statements. In November 2003, the FASB deferred certain provisions of this pronouncement. These deferrals did not impact our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which is effective immediately for variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The adoption of this pronouncement did not have a material impact on our financial statements. In October 2003, the FASB deferred certain provisions of this pronouncement until periods ending after December 15, 2003. These deferrals did not impact our financial statements.

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

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap are 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap are 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $2.0 million at September 30, 2003.

     On November 8, 2002, we entered into two interest rate swaps for a total notional amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the LIBOR component of our interest rate is fixed at 1.65% on $300 million of debt. The fair value of these swaps was a net liability of $0.3 million at September 30, 2003.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at September 30, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at September 30, 2003.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to our operations. Therefore, we are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. To mitigate this exposure, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Excluding the impact of the hedging program, each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2003, we had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month in 2003 (35% of estimated North American consumption per month) at an average price of 66 cents per gallon. The price does not include taxes, transportation costs, certain other fuel handling costs and any differences, which may occur from time to time between the prices of commodities hedged and the purchase price of diesel fuel. The fair value of the fuel hedge was a net receivable of $0.3 million at September 30, 2003.

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

(b)  Reports on Form 8-K.

July 31, 2003 report on Form 8-K was furnished containing information required under Items 9 and 12 and included a copy of the registrant’s press release announcing the Second Quarter ended June 30, 2003 Earnings Results.

Items 1,2,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: November 12, 2003	By: /s/ Michael J. Howe

Michael J. Howe, Senior Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)