Form 10-K
period 2003-12-31
RAILAMERICA INC /DE
filed 2004-03-15
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003, or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to _____

Commission file number 0-20618

RAILAMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5300 Broken Sound Blvd., N.W., Boca Raton, Florida	33487

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 994-6015

Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.001 Par Value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 computed by reference to the average bid and asked prices of registrant’s common stock reported on the New York Stock Exchange on such date was $ 262.3 million.

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of March 10, 2004 was 33,317,633.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

     This Form 10-K contains certain “forward-looking” statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, fuel costs, the interest rate environment, governmental regulation and supervision, the inability to successfully integrate acquired operations, the ability to successfully market and sell non-strategic and non-core properties and assets, the ability to service debt, one-time events and other factors described under the heading “Factors affecting our operating results, business prospects and market price of stock” and elsewhere in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

GENERAL

     We are the largest owner and operator of short line freight railroads in North America and a leading owner and operator of a regional freight railroad in Australia. We own, lease or operate a diversified portfolio of 47 railroads with approximately 11,900 miles of track located in the United States, Australia and Canada. Through our diversified portfolio of rail lines, we operate in numerous geographic regions with varying concentrations of commodities hauled.

     We are currently in discussions to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect to complete the sale during 2004. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million of cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. Ferronor’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

     We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. Our principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and our telephone number at that location is (561) 994-6015.

     Our Internet website address is www.railamerica.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found by selecting the option entitled “SEC FILINGS” in the “INVESTOR RELATIONS” section on our website. Additionally, our corporate governance guidelines, board committee charters, code of business conduct and ethics and code of ethics for principal executive officers and senior financial officers are available on our website and in print to any shareholder who requests them. Information contained in or connected to our website is not part of this report.

Since 1997, we have grown significantly through the following acquisitions:

•	In February 1997, we acquired a 55% equity interest in Ferronor, a Chilean regional railroad, for $7.2 million.

•	In April 1999, we acquired Freight Australia, an Australian regional railroad, for $103 million.

•	In July 1999, we acquired RaiLink, Inc., a holding company that owned or had equity interests in 11 Canadian railroads, for $49.8 million.

•	In September 1999, we acquired the Toledo, Peoria, and Western Railroad, for $17.4 million.

•	In February 2000, we acquired RailTex, Inc., a holding company that owned 25 railroads in the United States and Canada, for $294.2 million.

•	In January 2002, we acquired StatesRail, Inc., a holding company of 8 railroads in the United States, for $84.4 million.

•	In January 2002, we acquired ParkSierra Corp., a holding company of 3 railroads in the United States, for $46.2 million.

•	In May 2003, we acquired a branch line, in Mobile, Alabama, that is contiguous to our existing Alabama and Gulf Coast Railway for $15.1 million.

•	In June 2003, we acquired the San Luis & Rio Grande Railroad, a branch line in Colorado, for $7.2 million.

•	In January 2004, we acquired the Central Michigan Railway, for $25.3 million.

BUSINESS STRATEGY

     INCREASE REVENUE THROUGH FOCUSED MARKETING EFFORTS AND RELIABLE RAIL SERVICE. In North America and Australia, we strive to increase our revenue through focused marketing efforts and cost effective and reliable service. In North America, we work with customers, industrial development organizations and our Class I interchange partners to develop transportation solutions to meet the needs of our customers. We specialize in developing customer-driven solutions for logistical issues, with local and regional marketing representatives working directly with customers to ensure that rail transportation services meet their needs. The operating focus of our North American railroads is on meeting and exceeding the customer’s expectations by providing frequent, dependable rail service at reasonable rates. In Australia, we market our services to potential customers across the continent, as the open access rules in that country allow us to operate over the track owned by other companies, although most of our revenue is generated in the State of Victoria.

     REDUCE DEBT TO 50% OF CAPITALIZATION. At December 31, 2003, our net debt (defined as total long-term debt including debt attributable to Australia, less cash) to total capitalization was 58%. Our goal is to reduce this amount to 50% by the end of 2004. We intend to accomplish this through our previously announced $100 million asset rationalization plan, retention of earnings and generation of free cash flow. Our asset rationalization plan includes the sale of our 55% equity interest in Ferronor, which was completed in February 2004, the sale of Freight Australia, our Australian railroad, as well as the sale of other non-strategic and non-core assets in North America.

     CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. Since 1997, we have made ten significant acquisitions of railroad companies, which owned or had equity interests in 53 railroads for total consideration in excess of $650 million. All of these railroads have been successfully integrated into our operations and in total have added in excess of 11,000 miles of track to our operations.

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

     Acquisition opportunities in North America generally come from three sources. First, certain Class I railroads have stated an intent to sell certain branch lines during 2004. We believe, based on our strong operating performance and relationships with the Class I railroads, we are a logical choice to acquire some of these properties. Second, as the short line industry itself continues to consolidate, we believe our industry reputation, demonstrated access to capital, breadth of geographic coverage and ability to efficiently evaluate and negotiate prospective transactions place us in a good position to acquire other short lines or groups of short lines. Third, as industrial companies divest of their railroad operations we believe our cost-effective and customer oriented approach makes us a strong candidate to acquire some of these railroads.

     In acquiring rail properties, we compete with other railroad operators, some of which have greater financial resources than we do. Competition for rail properties is based primarily upon price, operating history and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial resources, effectively positions us to take advantage of future acquisition opportunities.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Financial information relating to our segments for each of the three years in the period ended December 31, 2003 appears in Note 17 captioned “Segment Information” of the Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report at page F-29, and is incorporated herein by specific reference.

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

     UNITED STATES. We own, lease or operate 37 short line rail properties and one tourist railroad in the United States with approximately 6,900 miles of track. Our properties are geographically diversified and operate in 26 states. We have clusters of rail properties in the Southeastern, Southwestern, Midwestern, Great Lakes, New England and Pacific Coast regions of the United States. We believe that this cluster strategy provides economies of scale and helps achieve operational synergies.

     CANADA. We own, lease or operate 8 short line rail properties in Canada with approximately 1,800 miles of track. Our Canadian properties are geographically diversified and operate in five provinces and the Northwest territories.

INDUSTRY OVERVIEW

     The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 100,000 miles of track in 2002. In addition to large railroad operators, there were more than 540 short line and regional railroads, which operated approximately 41,000 miles of track in 2002.

     The railroad industry is subject to regulations of various government agencies, primarily the Surface Transportation Board, or STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 2002, the Class I railroads had operating revenue of at least $272.0 million, Class II railroads had revenue of $21.8 million to $271.9 million, and Class III railroads had revenue of less than $21.8 million. These thresholds are adjusted annually for inflation.

     In compiling data on the U.S. railroad industry, the Association of American Railroads, or AAR, uses the STB’s revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or having revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.

2002 UNITED STATES INDUSTRY OVERVIEW

	Number of		2002 Revenue
Type of Railroad	Carriers	Miles Operated	(in billions)	% of Revenue
Class I	7	99,943	$34.1	92.4%
Regional	31	15,048	1.3	3.5
Local	514	26,400	1.5	4.1

Total	552	141,391	$36.9	100.0%

     As a result of deregulation in 1980, Class I railroads have been able to concentrate on core, long-haul routes, while divesting many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as our company. Divesting branch lines allows Class I railroads to increase traffic density, improve railcar utilization and avoid rail line abandonment. Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture by Class I operators. Consequently, these transactions often result in net increases in the divesting carriers’ freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers’ core routes.

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

     Following commencement of operations, our railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. We believe our ability to generate additional traffic is enhanced by our marketing efforts which are aimed at identifying and responding quickly to the individual business needs of customers along our rail lines. As part of our marketing efforts, we often schedule more frequent rail service, help customers negotiate price and service levels with interchange partners and assist customers in obtaining the quantity and type of rail equipment required for their operations. We also provide non-scheduled train service on short notice to accommodate customers’ special or emergency needs.

     Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our North American regional marketing managers. Each regional marketing manager works closely with personnel of our railroads and with other members of senior management to develop marketing plans to increase shipments from existing customers and to develop business from new customers. We also work with the marketing staffs of the connecting Class I carriers to develop an appropriate array of rail-oriented proposals to meet customers’ needs and with industrial development organizations to locate new rail users. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.

     Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Bridge traffic passes over the line from one connecting rail carrier to another.

     Interline and local traffic generated 87%, 87% and 84% of our total freight revenue in 2003, 2002, and 2001, respectively. We believe that high levels of interline and local traffic provide us with greater stability of revenue because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.

     Our railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-

to-destination package. To the extent other carriers are involved in transporting a shipment, we cannot control the cost and quality of service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

     The following table summarizes freight revenue by type of traffic carried by our North American railroads in 2003, 2002 and 2001 in dollars and as a percent of total freight revenue.

NORTH AMERICA
FREIGHT REVENUE
(DOLLARS IN THOUSANDS)

	2003		2002		2001
	$	%	$	%	$	%
Interline	$261,742	83.2%	$235,408	81.5%	$165,821	76.5%
Local	13,075	4.2%	16,924	5.9%	16,044	7.4%
Bridge	39,844	12.6%	36,430	12.6%	34,901	16.1%

	$314,661	100.0%	$288,762	100.0%	$216,766	100.0%

     All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2003, 2002 and 2001 by freight revenue and carloads as a percentage of total interchanged (interline and bridge) traffic.

NORTH AMERICA
INTERCHANGED TRAFFIC

	2003		2002		2001
	Revenue	Carloads	Revenue	Carloads	Revenue	Carloads
Union Pacific Railroad	28.8%	27.9%	30.2%	28.3%	22.2%	23.2%
Canadian National Railway	21.7%	18.1%	22.2%	19.9%	30.4%	26.1%
CSX Transportation	16.4%	14.2%	15.4%	13.4%	16.0%	12.9%
Burlington Northern Santa Fe Railway	12.5%	14.2%	13.3%	14.5%	6.2%	5.9%
Canadian Pacific Railway	8.6%	11.7%	8.7%	11.3%	12.8%	16.6%
Norfolk Southern	4.7%	5.6%	4.6%	5.3%	5.6%	6.9%
All other railroads	7.3%	8.3%	5.6%	7.3%	6.8%	8.4%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation cost from origin to destination, including the portion that travels over our lines. Our revenue is generally paid directly to us by the connecting carriers rather than by customers and is payable regardless of whether the connecting carriers are able to collect from the customers. The revenue payable by connecting carriers are set forth in contracts entered into by each of our railroads with their respective connecting carriers and are generally subject to periodic adjustments.

     In 2003, we served approximately 1,600 customers in North America. These customers shipped and/or received a wide variety of products. Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In both 2003 and 2002, our 10 largest North American customers accounted for approximately 27% of North American transportation revenue.

     The following table sets forth by number and percentage the carloads hauled by our North American railroads during the years ended December 31, 2003, 2002 and 2001.

CARLOADS CARRIED BY COMMODITY GROUP

	2003		2002		2001
COMMODITY GROUP	Carloads	%	Carloads	%	Carloads	%
Agricultural & Farm Products	98,453	8.6%	95,005	8.6%	80,835	9.1%
Autos	33,893	3.0%	43,843	4.0%	45,962	5.1%
Chemicals	85,054	7.5%	84,554	7.6%	66,915	7.5%
Coal	142,927	12.5%	134,082	12.1%	95,433	10.7%
Food Products	63,704	5.6%	62,468	5.6%	40,988	4.6%
Intermodal	35,622	3.1%	42,406	3.8%	42,253	4.7%
Lumber & Forest Products	127,485	11.2%	124,025	11.2%	88,351	9.9%
Metals	88,745	7.8%	80,117	7.2%	52,184	5.9%
Metallic/Non-metallic Ores	59,222	5.2%	55,200	5.0%	45,658	5.1%
Minerals	48,925	4.3%	45,900	4.1%	19,424	2.2%
Paper Products	98,002	8.6%	94,471	8.5%	64,914	7.3%
Petroleum Products	48,925	4.3%	41,702	3.9%	28,593	3.2%
Railroad Equipment/Bridge Traffic	178,464	15.7%	179,589	16.2%	200,565	22.5%
Other	30,117	2.6%	23,162	2.2%	19,243	2.2%

Total	1,139,538	100.0%	1,106,524	100.0%	891,318	100.0%

EMPLOYEES

     Currently, we have approximately 1,650 full-time railroad employees and 125 full-time corporate employees in North America. Approximately 820 of these employees are subject to collective bargaining agreements.

SAFETY

     We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by the Vice President of Safety and Operating Practices, involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, decreased to 2.03 in 2003 from 3.05 in 2002 and 3.37 in 2001.

REGULATION

     UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations by numerous government agencies, including (1) regulation by the STB, and the Federal Railroad Administration, or FRA, (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer’s Liability Act, and (3) some limited regulation by agencies in the states in which we do business.

     The STB, established by the ICC Termination Act of 1995, has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad’s tracks through lease, joint use or trackage rights, the rates charged for their transportation services, and the service provided by rail carriers.

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

     Short line railroads located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada’s ten provinces have enacted new legislation, which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under the short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiating may be required in connection with any proposed discontinuance of a provincial railway.

     Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act, or ICA, a federal statute which applies to every acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. Whether or not an acquisition is subject to review under the ICA is dependent on the book value of the assets of the Canadian business being acquired. Acquisitions that are subject to review must, before their completion, satisfy the Minister responsible for administering the ICA that the acquisition is of net benefit to Canada.

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

FREIGHT AUSTRALIA

     We own Freight Australia, a regional freight railroad operating in the State of Victoria, and adjoining states in Australia. Freight Australia was purchased from the Government of the State of Victoria, Australia on April 30, 1999 for total consideration of $103 million. Freight Australia operates over 3,150 miles of track under a prepaid 45 year lease from the State of Victoria. We are currently in discussions to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect to sell Freight Australia during 2004. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

INDUSTRY OVERVIEW

     The demographics and geography of Australia dictate that the freight transport business is characterized by long distances and low volumes of freight. Industrial flows tend to relate to production cycles and agricultural product flows are seasonal and driven by export shipping schedules. Generally, the pattern of surface freight movement in Australia comprises:

•	bulk materials and grains from inland areas, usually to the closest port or processing plant,

•	inputs to the resources industries from coastal industrial centers, ports and cities to the interior,

•	general freight between coastal industrial centers, ports and cities and the interior, and

•	interstate freight, comprising manufactured goods, steel, paper and general freight between capital cities, and to and from major industrial centers.

     In recent years, the Australian rail freight sector’s share of the total freight market has been maintained despite growth in road transport, largely because of the growth in Australia’s coal and mineral exports. Over a period of 30 years, rail movements of these commodities have increased almost eightfold.

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

     The railway network in Australia contains approximately 25,000 miles of track, of which approximately 21,000 miles are track used for general and bulk freight and passenger services. The remaining 4,000 miles are private sector owned and operated, and principally serve Australia’s mining and primary production industries.

SALES AND MARKETING

     Freight Australia focuses on providing door-to-door rail service to customers that is easily accessible, reliable and cost-effective since truck and other rail operators are the principle competition. Due to improved productivity and use of our rolling stock and the open access to track outside of Victoria, we have been able to market to customers across the Australian continent effectively.

     Following commencement of operations, Freight Australia has attracted increased rail shipments from existing customers and obtained traffic from new customers who had not previously shipped by rail or had ceased rail shipments. We believe that our ability to generate additional traffic is enhanced by our marketing efforts, which are aimed at identifying and responding quickly to the individual business needs of customers along the rail lines. As part of our marketing efforts, we often schedule more frequent rail service. Freight Australia also provides non-scheduled train service on short notice to accommodate customers’ special or emergency needs.

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

     Freight Australia’s customers span a variety of industries, with particular emphasis on companies in the Australian agricultural industry for whom we carry bulk grain and other agricultural products. One customer, AWB Limited, represented 11% of Freight Australia’s operating revenue for the year ended 2003, 20% for the year ended 2002 and 30% for the year ended 2001. Additionally, track access fees from V/Line Passenger represented 16% of Freight Australia’s operating revenue in 2003, 15% in 2002, and 13% in 2001.

     The following table sets forth by dollar amount (in thousands of U.S. dollars) and percentage Freight Australia’s transportation and infrastructure revenue for the years ended December 31, 2003, 2002 and 2001.

	2003		2002		2001
	Revenue	%	Revenue	%	Revenue	%
Agricultural products	$26,311	29%	$36,913	40%	$46,265	47%
Track access fees	19,569	21%	18,074	20%	15,367	16%
Intermodal containers	12,909	14%	12,950	14%	9,742	10%
Fast Track parcel service	7,743	8%	6,924	8%	8,235	8%
Bulk (i.e., cement, gypsum, stone, logs)	12,699	14%	9,174	10%	10,595	11%
Interstate	12,497	14%	7,626	8%	8,428	8%

Total transportation and infrastructure revenue	$91,728	100%	$91,661	100%	$98,632	100%

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

EMPLOYEES

     Freight Australia currently has 723 employees. Most of these employees are subject to collective bargaining agreements.

SAFETY

     Freight Australia endeavors to conduct safe railroad operations for the benefit and protection of employees, customers and communities we serve. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal or state regulation. We believe that Freight Australia complies in all material respects with federal, state and local regulations. Freight Australia holds Rail Safety Accreditation in accordance with Australian Standards Regulations 4292 in Victoria, New South Wales, Queensland and South Australia. We also participate in several governmental and industry sponsored safety programs.

REGULATION

     Freight Australia is subject to regulation in the State of Victoria by the Essential Services Commission (formerly the Office of the Regulator-General). The Essential Services Commission, known as the ESC, was established by the Essential Services Commission Act. The purpose of the ESC is to create a regulatory framework for regulated industries which promotes and safeguards competition and fair and efficient market conduct or, if there is no competitive market, promotes the simulation of competitive market conduct and the prevention of misuse of monopoly power. These objectives were expanded by the Victorian Government in the Rail Corporations Act 1996 to ensure that rail users have fair and reasonable access to declared railway services.

     The Rail Corporations Act 1996, known as RCA, regulates the operation of the State of Victoria’s passenger trains and trams and rail network. Part 2A of the RCA outlines an access regime, which applies to railways and rail infrastructure and gives power to the ESC to arbitrate on terms and conditions of access to declared services.

     The Secretary to the Department of Infrastructure may take disciplinary action against an accredited railroad if the railroad has failed to comply with the requirements of accreditation or has permitted an unsafe practice or acted negligently. Disciplinary action, which the Secretary may take, includes disqualifying the railroad from holding an accreditation for a period specified by the Secretary, suspension of the accreditation, early expiry of the accreditation and immediate or future cancellation of the accreditation.

     The Transport Act contains detailed provisions authorizing the Secretary of the Department of the Infrastructure to carry out inspections and giving inspectors powers to enter and inspect premises (including testing equipment and seizing property if appropriate). All actions must be reasonably necessary to determine compliance with the Transport Act. A search warrant or prior written consent of the occupier is necessary for entry into premises.

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

FERRONOR

     Ferronor owns and operates the only north-south railroad in northern Chile, extending from La Calera near Santiago, where it connects with Chile’s southern railway, Ferrocarril del Pacifico, S.A., to its northern terminus at Iquique, approximately 120 miles south of the Peruvian border. It also operates several east-west branch lines that link a number of iron, copper and mineral salt mines and production facilities with several Chilean Pacific port cities. Ferronor also serves Argentina and Bolivia through traffic interchanged with the Belgrano Cargas Railroad and the Antofagasta (Chile)-Bolivia Railway. In addition, commencing in 2002, Ferronor began operating the Porterillos Railway, a customer-owned 57 mile freight railroad. In February 2004, we sold our equity interest in Ferronor for $18.1 million, consisting of $10.8 million of cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. Ferronor’s results of operations have been presented as discontinued operations in our financial statements.

ITEM 2. PROPERTIES

NORTH AMERICAN RAILROAD PROPERTIES

     We operate over 8,745 miles of track in North America. The following map displays all of our North American railroad properties that we operated as of March 10, 2004:

     The following table sets forth information with respect to the North American railroad properties that we owned as of March 10, 2004:

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Alabama and Gulf Coast Railway	Jan. 2002 May 2003	429	Owned, Trackage rights	Alabama, Florida	Forest and paper products, chemicals, minerals, stone

Arizona & California Railroad	Jan. 2002	297	Owned, Trackage rights	Arizona, California	Cement, asphalt, forest products, petroleum

Arizona Eastern Railway	Jan. 2002	135	Owned	Arizona	Copper cathode and related materials

California Northern Railroad	Jan. 2002	255	Leased, Trackage rights	California	Food, metal, lumber, farm, chemicals

Cape Breton & Central Nova Scotia Railway	Feb. 2000	245	Owned	Nova Scotia	Coal, paper, petroleum

Carolina Piedmont Railroad	Feb. 2000	49	Owned	South Carolina	Chemicals, food, minerals

Cascade and Columbia River Railroad	Sept. 1996	130	Owned; Trackage rights	Washington	Lumber , minerals Agricultural products

Central Oregon & Pacific Railroad	Feb. 2000	449	Owned; Leased; Trackage rights	Oregon, California	Lumber, paper, chemicals

Central Railroad of Indiana	Feb. 2000	81	Owned	Indiana, Ohio	Metal products, chemicals, farm and food products

Central Railroad of Indianapolis	Feb. 2000	73	Leased; Trackage rights	Indiana	Farm and food products, chemicals, metals

Central Western	July 1999	21	Owned	Alberta	Agricultural products

Connecticut Southern	Feb. 2000	78	Owned; Trackage rights	Connecticut	Lumber, paper products chemicals, bridge traffic

Dallas Consolidated (Dallas, Garland & Northeastern Railroad and Texas Northeastern Railroad)	Feb. 2000	294	Leased	Texas	Minerals, food, paper products, chemicals

E&N Railway	Jan. 1999	181	Owned; Leased	British Columbia	Chemicals, agricultural

Eastern Alabama Railway	Jan. 2002	25	Owned	Alabama	Minerals

Goderich-Exeter Railway	Feb. 2000	159	Owned; Leased	Ontario	Auto parts, chemicals non-metallics, minerals

Huron and Eastern Railway (including Central Michigan Railway)	Mar. 1986 May 1988 Jan. 2004	271	Owned; leased; Trackage rights	Michigan	Agricultural products, food chemicals, coal

Ohio Consolidated (Indiana & Ohio Railway and Indiana & Ohio Central Railroad)	Feb. 2000	577	Owned; Leased	Michigan, Ohio, Indiana	Autos, bridge traffic agricultural products

Indiana Southern Railroad	Feb. 2000	176	Owned; Trackage rights	Indiana	Coal, farm products, Chemicals

Kiamichi Railroad	Jan. 2002	230	Owned, Trackage rights	Arkansas, Oklahoma, Texas	Coal, paper products, minerals, forest products

Kyle Railroad	Jan. 2002	692	Owned	Colorado, Kansas	Agricultural products, coal minerals

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Lahaina, Kaanapali & Pacific Railroad	Jan. 2002	6	Owned	Hawaii	Tourists

Lakeland & Waterways	July 1999	120	Owned	Alberta	Paper products, petroleum

Mackenzie Northern	July 1999	650	Owned	Alberta, Northwest Territory	Forest products, agricultural products, paper products

Michigan Consolidated (Mid-Michigan Railroad, Grand Rapids Eastern Railroad and Michigan Shore Railroad)	Feb. 2000	118	Owned	Michigan	Agricultural products, auto parts, non-metallic ores, minerals

Missouri & Northern Arkansas Railroad	Feb. 2000	527	Owned; leased; trackage rights	Missouri, Arkansas, Kansas	Railroad equipment, coal, food products, agricultural products

New England Central Railroad	Feb. 2000	343	Owned; Leased	Vermont, New Hampshire, Massachusetts, Connecticut	Lumber, paper products minerals, petroleum

Ottawa Valley Railway	July 1999	389	Leased	Ontario	Bridge traffic

Otter Tail Valley Railroad	Oct. 1996	72	Owned	Minnesota	Coal, agricultural products, fertilizer

Puget Sound and Pacific Railroad	Jan. 2002	150	Owned, Trackage rights	Washington	Forest products, chemicals, intermodal

Saginaw Valley Railway	Jan. 1991 Apr. 1998	57	Owned	Michigan	Agricultural products, food products

San Diego & Imperial Valley Railroad	Feb. 2000	124	Trackage rights	California,	Petroleum, paper products, lumber

San Joaquin Valley Railroad	Jan. 2002	341	Owned, Trackage rights	California	Food products, petroleum, chemicals, minerals

San Luis and Rio Grande Railway	June 2003	154	Owned	Colorado	Minerals, agricultural products

South Carolina Central Railroad	Feb. 2000	97	Owned	South Carolina	Chemicals, metals, coal, paper products

Southern Ontario Railway	July 1999	54	Leased	Ontario	Petroleum, metals, chemicals

Toledo, Peoria and Western	Sept. 1999	369	Owned;	Indiana,	Intermodal, agricultural
Railroad			Trackage rights	Illinois, Iowa	products, chemicals

Ventura County Railroad	Aug. 1998	13	Leased	California	Automobiles, chemicals, paper products

Virginia Consolidated (Chesapeake & Albermarle Railroad, North Carolina & Virginia Railroad, and Virginia Southern Railroad)	Feb. 2000	210	Leased; Owned	Virginia, North Carolina	Metals, coal, minerals

West Texas & Lubbock Railroad	Nov. 1995	104	Owned	Texas	Fertilizer, chemicals, cotton products, scrap iron, steel

Total track miles		8,745

AUSTRALIAN RAILROAD PROPERTIES

     On April 30, 1999, through our wholly owned subsidiary Freight Australia, we prepaid a 45-year lease to operate 3,150 miles of track in the State of Victoria, Australia. Freight Australia’s principal commodity is agricultural products for use in southwestern Australia as well as export markets.

NORTH AMERICAN ROLLING STOCK

     The following tables summarize the composition, as of December 31, 2003, of our North American railroad equipment fleet.

		FREIGHT CARS
TYPE	OWNED	LEASED	TOTAL
Covered hopper cars	55	2,323	2,378
Open top hopper cars	92	287	379
Box cars	101	2,507	2,608
Flat cars	214	1,086	1,300
Tank cars	6	4	10
Gondolas	3	502	505
Passenger cars	18	0	18

	489	6,709	7,198

		LOCOMOTIVES
HORSEPOWER/UNIT	OWNED	LEASED	TOTAL
Over 2,000	52	260	312
1,500 to 2,000	47	59	106
Under 1,500	18	15	33

	117	334	451

AUSTRALIAN ROLLING STOCK

     The following tables summarize the composition, as of December 31, 2003, of our Australian railroad equipment fleet. We own all of our Australian equipment fleet.

TYPE	FREIGHT CARS
Covered hopper cars	1,112
Open top hopper cars	85
Box cars	216
Intermodal containers	678
Tank cars	259
Flat cars	166
Gondolas	117

2,633

HORSEPOWER/UNIT	LOCOMOTIVES
Over 2,000	42
1,500 to 2,000	25
Under 1,500	40

107

     Based on current and forecasted traffic levels on our railroads, management believes that our present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support our operations. We believe that our insurance coverage with respect to our property and equipment is adequate.

ADMINISTRATIVE OFFICES AND OTHER

     We own a 59,500 square foot office building, located in Boca Raton, Florida, where our executive offices are located. Of this space, 7,900 square feet are leased to a third party. In addition, we lease approximately 21,000 square feet of office space in San Antonio, Texas for approximately $500,000 annually. The lease expires December 31, 2005.

     Freight Australia’s administrative office is in Melbourne, Australia. Freight Australia leases approximately 20,000 square feet of space from the Victorian Government for $200,000 annually. The lease expires May 31, 2004. We are in the process of negotiating a new long-term lease.

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

     In 2000, certain parties filed property damage claims totaling approximately $26.3 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, Inc., and others in connection with fires that allegedly occurred in 1998. We have vigorously defended these claims and have insurance coverage up to approximately $15.5 million to cover these claims. During January 2004, a settlement was reached with the principal claimants for amounts within the insurance coverage. As a consequence, management has determined that these claims will not have any adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the New York Stock Exchange (NYSE) on January 2, 2002 under the symbol “RRA”. Prior to January 2, 2002, our common stock traded on the Nasdaq National Market (Nasdaq) under the symbol “RAIL”. Set forth below is high and low price information for the common stock as reported on the NYSE for each period presented.

2002	High Sales Price	Low Sales Price
First Quarter	$14.64	$9.23
Second Quarter	11.31	8.50
Third Quarter	10.85	6.90
Fourth Quarter	8.20	6.50

2003	High Sales Price	Low Sales Price
First Quarter	$7.65	$4.44
Second Quarter	8.72	6.05
Third Quarter	9.84	7.16
Fourth Quarter	12.19	8.63

2004	High Sales Price	Low Sales Price
First Quarter (through March 10)	$13.40	$10.80

     As of March 10, 2004, there were 615 holders of record of our common stock. We have never declared or paid a dividend on our common stock. Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The results of our continuing operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 include the results of certain railroads from the dates they were acquired as follows: San Luis and Rio Grande Railroad effective June 29, 2003; the Mobile Line, effective June 1, 2003; StatesRail, effective January 4, 2002; ParkSierra, effective January 8, 2002; RailTex, effective February 1, 2000; RaiLink, effective August 1, 1999; and Toledo, Peoria and Western Railway, effective September 1, 1999. The income statement data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our financial statements not included. Freight Australia and Ferronor have been presented as discontinued operations and thus have been excluded from the income statement data and freight carloads within the operating data.

	AS OF AND FOR THE
	YEAR ENDED DECEMBER 31,
(in thousands, except operating and per share data)	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Operating revenue	$358,381	$333,329	$246,116	$232,411	$46,487
Operating income	74,902	65,911	50,992	47,043	9,445
Income (loss) from continuing operations	24,667	2,482	6,829	(5,361)	(3,912)
Basic earnings (loss) per common share from continuing operations	$0.77	$0.08	$0.30	$(0.33)	$(0.45)
Diluted earnings (loss) per common share from continuing operations	$0.75	$0.08	$0.29	$(0.33)	$(0.45)
Weighted average common shares — Basic	31,806	32,047	21,510	18,040	11,090
Weighted average common shares — Diluted	34,336	32,620	22,706	18,040	11,090

BALANCE SHEET DATA
Total assets	$1,232,490	$1,106,553	$891,168	$839,703	$443,929
Long-term obligations, including current maturities	330,839	387,321	301,687	358,856	162,827
Subordinated debt, including current maturities	143,040	141,331	144,988	141,411	122,449
Redeemable convertible preferred stock	—	—	—	6,613	8,830
Stockholders’ equity	371,760	278,903	220,959	123,434	69,467

OPERATING DATA
Freight carloads (continuing operations)	1,139,538	1,106,524	891,318	839,451	167,927
Track mileage	13,300	12,900	11,000	11,000	8,400
Number of full time employees	2,700	2,676	2,180	2,230	1,707

     FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

     Substantial Debt and Debt Service. As of December 31, 2003, we had indebtedness of $533.3 million, including debt attributable to Australia, and, as a result, we incur significant interest expense. The degree to which we are leveraged could have important consequences, including the following:

•	our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

•	a substantial portion of our cash flows from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

•	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facilities bear interest at variable rates and only a portion of our borrowings are covered by hedge agreements.

     A default could result in acceleration of our indebtedness and permit our senior lenders to foreclose on our assets.

     As of December 31, 2003, we had $14.0 million of borrowings under our revolving credit facility. This facility allows us to borrow a total of $100 million for any purpose and we may borrow up to an additional $100 million of term debt in connection with acquisitions if we meet specified conditions. If new debt is added to our current debt levels, the related risks that we face would intensify. As of March 10, 2004, we had $46.7 million of borrowings outstanding under the revolving credit facility. The increase in the revolver balance is primarily due to the acquisition of the Central Michigan Railway in January 2004.

     Covenant Restrictions. Our credit facilities and the indenture governing our senior subordinated notes contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

     Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities and indenture could result in events of default under the credit facilities or the indenture, which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, allowing our senior lenders to foreclose on our assets.

     Fuel Costs. Fuel costs were approximately 7.0% of our revenue for the year ended December 31, 2003, 6.9% for the year ended December 31, 2002 and 8.1% for the year ended December 31, 2001. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. For 2003, approximately 35% of our fuel costs were subject to fuel hedges which offset some of the rising costs. As of the date of this report, we have not entered into any fuel hedges for fiscal year 2004.

     Acquisitions and Integration. We have acquired many railroads since we commenced operations in 1992 and intend to continue our acquisition program. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. The process of integrating our acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business.

     If these disruptions and difficulties occur, they may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we currently expect to result from an acquisition and may cause material adverse short- and long-term effects on our operating results and financial condition.

     Financing for acquisitions may come from several sources, including cash on hand and proceeds from the incurrence of indebtedness or the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of any additional securities could result in dilution to our stockholders.

     Continuing Relationships with Class I Carriers. The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on our

North American railroads is interchanged with Class I carriers. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange and trackage rights. In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track, may decrease our revenue.

     Class I carriers are also sources of potential acquisition candidates as they continue to divest themselves of branch lines to smaller rail operators. Failure to maintain good relationships may adversely affect our ability to negotiate acquisitions of branch lines.

     Foreign Operations. We currently have railroad operations in Australia and Canada. We may, from time to time, consider acquisitions in other foreign countries. The risks of doing business in foreign countries include:

•	adverse changes in the economy of those countries;

•	exchange rate fluctuations;

•	adverse effects of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against ownership of businesses by non-nationals;

•	the potential instability of foreign governments; and

•	economic uncertainties including, among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

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

     Adverse economic conditions. Several of the commodities we transport come from industries with cyclical business operations. As a result, prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may decrease our revenue.

     Natural events. Severe weather conditions and other natural phenomena, including earthquakes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenue.

     Reliance on Australian Agriculture. Factors that negatively affect the agricultural industry in the regions in which Freight Australia operates negatively affect our profitability. These factors include drought or other weather conditions, export and domestic demand and fluctuations in agricultural prices. For the year ended December 31, 2003 approximately 26% of Freight Australia’s revenue and for the year ended December 31, 2002 approximately 39% of Freight Australia’s revenues were derived from the agricultural industry. Our 2003 and 2002 results of operations were significantly adversely impacted by a severe drought in Australia.

     Risks of Our Australian Operations. In addition to the risks described above, our Australian operations are subject to the risks and uncertainties described below. In the event that we do not complete our proposed sale of Freight Australia, the following risks may adversely affect our continuing operations:

•	The applicable legislative framework enables third party rail operators to gain access to the railway infrastructure on which we operate for access fees. Recently, competitors were granted access to our infrastructure. Because of this access, we may lose customers or be forced to reduce rates to compete with third party rail operators.

•	Our access agreement with V/Line Passenger in Australia contains penalty provisions if trains using the railway infrastructure are delayed, early or cancelled under a variety of circumstances resulting from our actions.

•	The director of public transport for the State of Victoria, Australia may terminate our long-term railway infrastructure lease in specified circumstances, including: (1) if we fail to maintain all necessary accreditations; (2) if we fail to maintain railway infrastructure; and (3) if we fail to maintain insurance. The director of public transport has indicated a desire to reacquire ownership of some of the railway infrastructure.

     Depending on the harvest, our Australian subsidiary has generated between 11% and 19% of its total revenue under an agreement with AWB, Limited, the sole exporter of Australian wheat. AWB, Limited may terminate the agreement under specified limited circumstances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

     Our growth is derived from increasing carloads and increasing our average rate per carload on our existing railroads and from the acquisition of new lines. Total North American “same railroad” carloads increased by approximately 1.5% from 2002 to 2003, with the average rate per carload increasing from $261 to $276. During 2003 we acquired two branch lines, one of which is contiguous with our existing Alabama and Gulf Coast Railway. In January 2002, we acquired StatesRail and ParkSierra, which included a total of ten freight railroads and one tourist railroad. In January 2004, our wholly-owned subsidiary, the Huron and Eastern Railway, completed the acquisition of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash.

     Our North American rail group operates 46 railroads. Each of these railroads operates independently with their own customer base. While these railroads are spread out geographically and carry diverse commodities, bridge traffic accounted for 16%, coal accounted for 13%, and lumber and forest products accounted for 11% of our carloads in North America during 2003. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 16%, agricultural and farm products generated 10% and chemicals generated 10% of our North American freight revenue. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue.

     The number of carloads we transport of many of our commodities, including automotives, chemicals, metals and lumber and forest products, is partially dependent on the U.S. economy. The continued weakness in the U.S. economy has impacted our “same railroad” carload growth in 2003. In addition, while many of our costs are relatively fixed, fuel costs, which represent 7% of total revenue, are variable and were significantly impacted by high energy prices in 2003.

     A major focus for us in 2003, which we expect to continue in 2004, is to decrease our leverage through asset sales and the disposition of non-strategic, non-core assets. In 2003, we sold one railroad for $2.6 million in cash and completed an additional $3.3 million in other asset sales. Already in 2004, we have completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Ferronor’s results of operations have been reclassified to discontinued operations in our consolidated financial statements.

     We are currently in discussions to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect to complete a sale during 2004. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

     Freight Australia has two primary sources of revenue. The first is freight revenue, which comprised 77% of Freight Australia’s total revenue in 2003, with agricultural products comprising 26% of total revenue in 2003. The level of revenue from agricultural products is highly dependent on the annual grain harvest in the State of Victoria. The grain harvest in the fourth quarter of 2002 was very poor due to the worst drought in many years in the grain regions served by Freight Australia. As a result, revenue from transporting grain was 42% lower in 2003 than in 2002 and 2002 revenue was 21% lower than in 2001. The second source of revenue is access fees paid to us by other passenger or freight operators for the right to operate over our railroad. These amounts accounted for 20% of Freight Australia’s revenue in 2003.

Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, Australian long service leave, deferred income taxes and property, plant and equipment depreciation methods.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statements of income in the period of the change.

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

     Property, plant and equipment, including that of Freight Australia, comprised 84% of our total assets as of December 31, 2003. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

CONSOLIDATED 2003 COMPARED TO 2002

     On a consolidated basis, we recorded income from continuing operations and net income for 2003 of $24.7 million, or $0.75 per diluted share, and $14.7 million, or $0.46 per diluted share, respectively, compared with income from continuing operations and net income for 2002 of $2.5 million, or $0.08 per diluted share, and $2.2 million, or $0.07 per diluted share, respectively. Our operating revenue increased $25.1 million, or 8%, to $358.4 million for the year ended December 31, 2003, from $333.3 million for the year ended December 31, 2002. This increase was primarily due to the acquisitions of the Mobile Line and the San Luis and Rio Grande Railroad, the appreciation of the Canadian dollar against the U.S. dollar and a 1.5% increase in same railroad carloads. Operating income increased $9.0 million, or 14%, to $74.9 million for the year ended December 31, 2003 from $65.9 million in the comparable period in 2002. This increase was due to an increase of $7.4 million in North America’s operating income in 2003, $7.5 million of bid and restructuring costs in 2002, partially offset by a decrease in asset sale gains of $5.9 million from 2002.

     Interest expense, including amortization of deferred financing costs, decreased $3.4 million, or 10%, to $32.5 million for the year ended December 31, 2003 from $35.9 million in the comparable period in 2002 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. For the years ended December 31, 2003 and 2002, $4.9 and $4.6 million of interest expense was allocated to discontinued operations, respectively. Other income (expense) decreased $25.6 million in the year ended December 31, 2003 from 2002 due to the 2002 write-off of our interest rate swaps, unamortized deferred financing costs and other refinancing related costs from the terminated credit facility which was originally entered into in 2000. Our effective tax rate for the year ended December 31, 2003 was 42.0% compared to 44.2% in 2002.

     Loss from discontinued operations increased $9.3 million in the year ended December 31, 2003 to $10.0 million from $0.7 million in 2002 primarily due to the drought in Australia, which resulted in a 42% decline in grain revenue. In May 2002, we sold Texas New Mexico Railroad and recorded a gain from discontinued operations of $0.8 million, after tax. This gain was partially offset by an escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, which resulted in a loss of $0.4 million, after tax.

CONSOLIDATED 2002 COMPARED TO 2001

     On a consolidated basis, we recorded income from continuing operations and net income for 2002 of $2.5 million, or $0.08 per diluted share, and $2.2 million, or $0.07 per diluted share, respectively, compared with income from continuing operations and net income for 2001 of $6.8 million, or $0.29 per diluted share, and $17.0 million, or $0.74 per diluted share, respectively. Our operating revenue increased $87.2 million, or 35%, to $333.3 million in 2002 from $246.1 million in 2001. The acquisitions of ParkSierra and StatesRail contributed $90.3 million to operating revenue for the year. This increase was partially offset by a $3.1 million decrease from the disposal of Georgia Southwestern Railroad. Operating income increased $14.9 million, or 29%, to $65.9 million from $51.0 million in 2001 primarily due to the acquisitions of ParkSierra and StatesRail, which contributed $25.2 million to operating income, partially offset by $6.4 million of failed bid costs, restructuring charges and increased corporate expenses to support the ParkSierra and StatesRail operations.

     Interest expense, including amortization of deferred financing costs, decreased $6.1 million, or 15%, to $35.9 million for the year ended December 31, 2002 from $42.0 million in 2001 primarily due to a general decrease in interest rates and the refinancing of our senior debt in May 2002, which resulted in a lower interest rate to us. For the years ended December 31, 2002 and 2001, $4.6 and $4.9 million of interest expense was allocated to discontinued operations, respectively. In connection with our debt refinancing in May 2002, we recorded a charge to other income (expense) of $25.6 million for the write-off of our interest rate swaps, unamortized deferred loan costs and other refinancing related costs.

     Discontinued operations generated a loss of $0.7 million in 2002 compared to income of $10.2 million in 2001 primarily due to the drought in Australia which reduced the grain tonnage we transported to 3.7 million tons in 2002 compared to 5.0 million tons in 2001.

NORTH AMERICAN RAILROAD OPERATIONS

     Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD	DATE OF ACQUISITION
StatesRail (8 railroads)	January 2002
ParkSierra (3 railroads)	January 2002
Mobile Line	May 2003
San Luis and Rio Grande Railway	June 2003

     We disposed of certain railroads as follows:

NAME OF RAILROAD	DATE OF DISPOSITION
Dakota Rail, Inc.	December 2001
Georgia Southwestern Railroad	March 2002
Texas New Mexico Railroad	May 2002
San Pedro & Southwestern Railway	October 2003

     As a result, the results of operations for the years ended December 31, 2003, 2002 and 2001 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

     COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the periods indicated.

	For the year ended		For the year ended
	December 31, 2003		December 31, 2002
Total operating revenue	$357,984	100.0%	$332,992	100.0%

Operating expenses:
Maintenance of way	38,555	10.8%	34,590	10.4%
Maintenance of equipment	13,542	3.8%	15,829	4.8%
Transportation	96,675	27.0%	87,817	26.4%
Equipment rental	34,989	9.8%	33,368	10.0%
Selling, general and administrative	69,156	19.3%	65,668	19.7%
Depreciation and amortization	23,645	6.6%	21,699	6.5%

Total operating expenses	276,562	77.3%	258,971	77.8%

Operating income	$81,422	22.7%	$74,021	22.2%

     OPERATING REVENUE. Operating revenue increased by $25.0 million, or 7.5% to $358.0 million for the year ended December 31, 2003 from $333.0 million for the year ended December 31, 2002 while carloads increased 3.0% to 1,139,538 in 2003 from 1,106,524 in 2002. Excluding revenue of $1.6 million in 2002 from the disposed railroads, Texas New Mexico Railroad, Georgia Southwestern Railroad and San Pedro and Southwestern Railway, and $9.8 million in 2003 from the acquired railroads, San Luis and Rio Grande Railroad and the Mobile Line and the disposed railroad San Pedro and Southwestern Railway, operating revenue increased $16.7 million, or 5.1%, while carloads increased by 16,583, or 1.5%. The increase in “same railroad” revenue was due to a 12% improvement in the Canadian dollar, which positively impacted operating revenue by $8.4 million for the year ended December 31, 2003, and an increase in carloads, where eleven out of fourteen of our commodity groups increased in 2003 compared to 2002.

     In addition, operating revenue in 2003 benefited from two short-term contracts which we do not expect to recur in 2004. These contracts, which were to move logs in Arizona and soil in Illinois, contributed a total of $2.7 million in revenue and 4,763 carloads during the year ended December 31, 2003. The increase in the average rate per carload to $276 in 2003 from $261 in 2002 was primarily due to the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2003 and 2002:

	For the year ended			For the year ended
	December 31, 2003			December 31, 2002
(dollars in thousands, except			Average rate			Average rate
average rate per carload)	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload
Lumber & Forest Products	$51,958	127,485	$408	$48,632	124,025	$392
Chemicals	30,921	85,054	364	28,305	84,554	335
Agricultural & Farm Products	30,800	98,453	313	27,877	95,005	293
Paper Products	29,474	98,002	301	26,240	94,471	278
Metals	28,430	88,745	320	24,400	80,117	305
Coal	24,534	142,927	172	22,261	134,082	166
Railroad Equipment/Bridge Traffic	23,431	178,464	131	22,275	179,589	124
Food Products	20,541	63,704	322	19,817	62,468	317
Petroleum Products	18,354	48,925	375	16,194	41,702	388
Minerals	17,330	48,925	354	16,983	45,900	370
Metallic/Non-metallic Ores	17,209	59,222	291	14,196	55,200	257
Other	9,328	30,117	310	7,658	23,162	331
Autos	8,114	33,893	239	9,842	43,843	224
Intermodal	4,237	35,622	119	4,082	42,406	96

Total	$314,661	1,139,538	$276	$288,762	1,106,524	$261

     Lumber and forest products revenue was $52.0 million in the year ended December 31, 2003 compared to $48.6 million in the year ended December 31, 2002, an increase of $3.4 million or 7%. This increase was due to a short-term contract to haul logs in Arizona during 2003, a strong housing market, an increase in demand for off-shore lumber and longer hauls of lumber in Alabama as a result of the Mobile Line acquisition.

     Chemicals revenue was $30.9 million in the year ended December 31, 2003 compared to $28.3 million in the year ended December 31, 2002, an increase of $2.6 million or 9%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition and increased carloads with existing customers and new business in South Carolina.

     Agricultural and farm products revenue was $30.8 million in the year ended December 31, 2003 compared to $27.9 million in the year ended December 31, 2002, an increase of $2.9 million or 10%. This increase was due to an improved wheat harvest in Kansas in 2003, partially offset by a poor 2002 harvest in southern Ohio and Indiana, which impacted 2003 carloads and the closure of a grain customer in California.

     Paper products revenue was $29.5 million in the year ended December 31, 2003 compared to $26.2 million in the year ended December 31, 2002, an increase of $3.3 million or 12%. This increase was primarily due to new contracts and longer hauls in Alabama as a result of the Mobile Line acquisition, an increase in paper production in Nova Scotia, and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Metals revenue was $28.4 million in the year ended December 31, 2003 compared to $24.4 million in the year ended

December 31, 2002, an increase of $4.0 million or 17%. This increase was due to an increase in carloads from existing customers in Ohio, North Carolina and South Carolina, new hauls in Alabama as a result of the Mobile Line acquisition and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in California as a result of customer production problems.

     Coal revenue was $24.5 million in the year ended December 31, 2003 compared to $22.3 million in the year ended December 31, 2002, an increase of $2.2 million or 10%. This increase was the result of increased carloads with utility companies in Oklahoma, Indiana and Arkansas and new business in Indiana, partially offset by a decrease in carloads from the Powder River Basin due to severe weather in early 2003.

     Bridge traffic revenue was $23.4 million in the year ended December 31, 2003 compared to $22.3 million in the year ended December 31, 2002, an increase of $1.1 million or 5%. This increase was primarily due to an increase in bridge traffic in Canada along with the strengthening of the Canadian dollar, partially offset by a decrease related to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Food products revenue was $20.5 million in the year ended December 31, 2003 compared to $19.8 million in the year ended December 31, 2002, an increase of $0.7 million or 4%. This increase was primarily due to increased hauls in California as a result of a good tomato harvest and new hauls in Alabama as a result of the Mobile Line acquisition partially offset by a decrease in carloads in Kansas due to a poor sunflower seed harvest.

     Petroleum products revenue was $18.4 million in the year ended December 31, 2003 compared to $16.2 million in the year ended December 31, 2002, an increase of $2.2 million or 13%. This increase was primarily due to new petroleum coke moves for a customer in Canada, new business to move liquefied petroleum gas in New England, new business to move asphalt in Kansas and the strengthening of the Canadian dollar.

     Minerals revenue was $17.3 million in the year ended December 31, 2003 compared to $17.0 million in the year ended December 31, 2002, an increase of $0.3 million or 2%. This increase was the result of new hauls on the Mobile Line, an increase in roofing granule moves due to the strong housing market and new calcium carbonate moves in Alabama, partially offset by fewer cement and limestone moves in New England and a reduction in copper concentrate moves in Arizona.

     Metallic and non-metallic ores revenue was $17.2 million in the year ended December 31, 2003 compared to $14.2 million in the year ended December 31, 2002, an increase of $3.0 million or 21%. This increase was due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, a short-term contract to move soil in Illinois and increased traffic with existing customers in Texas, partially offset by lower carloads in Arizona due to customer production problems.

     Other revenue was $9.3 million in the year ended December 31, 2003 compared to $7.7 million in the year ended December 31, 2002, an increase of $1.6 million or 22%. This increase was primarily due to a short-term contract in Illinois, partially offset by a decrease in ammunition moves in Washington.

     Autos revenue was $8.1 million on the year ended December 31, 2003 compared to $9.8 million in the year ended December 31, 2002, a decrease of $1.7 million or 18%. This decrease related primarily to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $4.2 million in the year ended December 31, 2003 compared to $4.1 million in the year ended December 31, 2002, an increase of $0.1million or 4%. This increase was primarily due to a new contract to move solid waste containers in Washington.

     OPERATING EXPENSES. Operating expenses increased $17.6 million to $276.6 million in the year ended December 31, 2003 from $259.0 million in 2002 primarily due to the 12% increase in the Canadian dollar, the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, higher transportation labor costs associated with the increased carloads, higher fuel prices compared to 2002 and increased casualty and insurance costs. The operating ratio, defined as total operating expenses divided by total operating revenue, was 77.3% in 2003 compared to 77.8% in 2002. Both periods include an allocation of expenses to general and administrative, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 10.8% in the year ended December 31, 2003 from 10.4% in 2002, due to higher contract labor costs in 2003 related to brush control, bridge repairs and rail testing as a result of increased preventive maintenance initiatives.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.8% in the year ended December 31, 2003 from 4.8% in 2002. The decrease is primarily due to the outsourcing of certain car repair activities, which also reduced car repair revenue.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 27.0% in the year ended December 31, 2003 from 26.4% in 2002 with higher fuel and casualty costs primarily accounted for the increase in expense. Fuel costs were $1.01 per gallon in 2003 compared to $0.87 per gallon in 2002 resulting in a $3.4 million increase in fuel expense in 2003, net of a $1.6 million benefit in 2003 for our fuel hedge. Casualty and insurance expenses were up $1.8 million in 2003 from 2002. Notwithstanding the increase in casualties and insurance, our personal injury frequency ratio, based upon the industry standard of personal injuries per 200,000 man hours, decreased in 2003 to 2.03 from 3.05 in 2002.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.8% in the year ended December 31, 2003 from 10.0% in 2002 due to improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 19.3% in the year ended December 31, 2003 from 19.7% in 2002. This decrease was primarily due to the increase in revenue while selling, general and administrative expenses remained relatively flat, due to the fixed nature of a majority of these expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was comparable at 6.6% of revenue in the year ended December 31, 2003 and 6.5% in 2002.

     COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the periods indicated.

	For the year ended		For the year ended
	December 31, 2002		December 31, 2001
Total operating revenue	$332,992	100.0%	$245,426	100.0%

Operating expenses:
Maintenance of way	34,590	10.4%	23,477	9.5%
Maintenance of equipment	15,829	4.8%	11,949	4.9%
Transportation	87,817	26.4%	69,932	28.5%
Equipment rental	33,368	10.0%	24,171	9.8%
Selling, general and administrative	65,668	19.7%	47,325	19.3%
Depreciation and amortization	21,699	6.5%	15,915	6.5%

Total operating expenses	258,971	77.8%	192,769	78.5%

Operating income	$74,021	22.2%	$52,657	21.5%

     OPERATING REVENUE. Operating revenue increased by $87.6 million, or 36%, to $333.0 million for the year ended December 31, 2002 from $245.4 million for the year ended December 31, 2001 while carloads increased 25% to 1,106,524 in 2002 from 891,318 in 2001. These increases are primarily due to the acquisitions of ParkSierra and StatesRail. Excluding revenue of $91.4 million in 2002 and $5.0 million in 2001 for the acquisitions of ParkSierra and StatesRail and the dispositions of the Texas New Mexico Railroad and Georgia Southwestern Railroad, operating revenue increased $1.1 million or 1% while carloads decreased by 13,696 or 2%. The increase in “same railroad” revenue, while carloads declined, is due to a change in commodity mix. While lower rated bridge traffic declined 20,976 carloads in 2002, certain other commodities, such as metals, increased from 2001. The average rate per carload increased in 2002 to $261 from $243 in 2001. The increase in the average rate per carload is due to the acquisitions of ParkSierra and StatesRail which, on average, have a higher rate per carload as well as the change in commodity mix as previously discussed.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2002 and 2001:

	For the year ended			For the year ended
	December 31, 2002			December 31, 2001
(dollars in thousands, except			Average rate			Average rate
average rate per carload)	Freight Revenue	Carloads	per carload	Freight Revenue	Carloads	per carload
Lumber & Forest Products	$48,632	124,025	$392	$35,929	88,351	$407
Chemicals	28,305	84,554	335	22,907	66,915	342
Agricultural & Farm Products	27,877	95,005	293	20,524	80,835	254
Paper Products	26,240	94,471	278	20,764	64,914	320
Metals	24,400	80,117	305	14,645	52,184	281
Railroad Equipment/Bridge Traffic	22,275	179,589	124	22,979	200,565	115
Coal	22,261	134,082	166	18,956	95,433	199
Food Products	19,817	62,468	317	11,956	40,988	292
Minerals	16,983	45,900	370	7,299	19,424	376
Petroleum Products	16,194	41,702	388	9,819	28,593	343
Metallic/Non-metallic Ores	14,196	55,200	257	11,074	45,658	243
Autos	9,842	43,843	224	9,982	45,962	217
Other	7,658	23,162	331	5,073	19,243	264
Intermodal	4,082	42,406	96	4,859	42,253	115

Total	$288,762	1,106,524	$261	$216,766	891,318	$243

     Lumber and forest products revenue was $48.6 million in the year ended December 31, 2002 compared to $35.9 million in the year ended December 31, 2001, an increase of $12.7 million or 35%. This increase consists of $11.2 million from the acquisitions of ParkSierra and StatesRail and an increase of $1.5 million from the existing North American railroad operations resulting from new business secured from forest product customers in Alberta and Oregon.

     Chemicals revenue was $28.3 million in the year ended December 31, 2002 compared to $22.9 million in the year ended December 31, 2001, an increase of $5.4 million or 24%. This increase is due to the acquisitions of ParkSierra and StatesRail.

     Agricultural and farm products revenue was $27.9 million in the year ended December 31, 2002 compared to $20.5 million in the year ended December 31, 2001, an increase of $7.4 million or 36%. This increase is primarily the result of the acquisitions of ParkSierra and StatesRail.

     Paper products revenue was $26.2 million in the year ended December 31, 2002 compared to $20.8 million in the year ended December 31, 2001, an increase of $5.4 million or 26%. This increase consists of $7.6 million from the acquisitions of ParkSierra and StatesRail and an increase of $0.6 million from the existing North American railroad operations, partially offset by a decrease of $2.7 million from divested North American operations. The increase of $0.6 million from existing North American railroad operations is due to new business obtained in Oregon and Alberta.

     Metals revenue was $24.4 million in the year ended December 31, 2002 compared to $14.6 million in the year ended December 31, 2001, an increase of $9.8 million or 67%. This increase consists of $6.7 million from the acquisitions of ParkSierra and StatesRail and an increase of $3.1 million from the existing North American railroad operations resulting from increased carloads from new business secured in North Carolina and our new steel train service in Southern Ontario.

     Bridge traffic revenue was $22.3 million in the year ended December 31, 2002 compared to $23.0 million in the year ended December 31, 2001, a decrease of $0.7 million or 3%. This decrease is due to the reduction of volume associated with one of our railroads in eastern Canada during the third and fourth quarters of 2002.

     Coal revenue was $22.3 million in the year ended December 31, 2002 compared to $19.0 million in the year ended December 31, 2001, an increase of $3.3 million or 17%. This increase is due to the acquisitions of ParkSierra and StatesRail.

     Food products revenue was $19.8 million in the year ended December 31, 2002 compared to $12.0 million in the year ended December 31, 2001, an increase of $7.8 million or 66%. This increase consists of $8.3 million from the acquisitions of ParkSierra and StatesRail partially offset by a decrease of $0.7 million from divested North American operations.

     Minerals revenue was $17.0 million in the year ended December 31, 2002 compared to $7.3 million in the year ended December 31, 2001, an increase of $9.7 million or 133%. This increase is due to the acquisitions of ParkSierra and StatesRail.

     Petroleum products revenue was $16.2 million in the year ended December 31, 2002 compared to $9.8 million in the year ended December 31, 2001, an increase of $6.4 million or 65%. This increase consists of $5.1 million from the acquisitions of ParkSierra and StatesRail and an increase of $1.3 million from the existing North American railroad operations due to new customers in New England and new business secured to diamond mines in the Canadian Northwest territories.

     The change in the remaining commodities is primarily due to the acquisitions of ParkSierra and StatesRail.

     OPERATING EXPENSES. Total operating expenses increased by $66.2 million, or 34%, to $259.0 million for the year ended December 31, 2002 from $192.8 million for the year ended December 31, 2001. The increase in operating expenses is primarily due to the acquisitions of ParkSierra and StatesRail. The operating ratios were 77.8% and 78.5% for the years ended December 31, 2002 and 2001, respectively.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 10.4% in 2002 from 9.5% in 2001, primarily due to the reduction of an environmental liability in 2001 of $1.9 million due to changes in environmental regulations.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 4.8% in 2002 from 4.9% in 2001. The decrease is primarily due to a reduction in purchased services due to strict cost control measures implemented in 2002, partially offset by an increase in car repairs on equipment used by StatesRail properties.

     TRANSPORTATION. Transportation expenses decreased as a percentage of revenue to 26.4% in 2002 from 28.5% in 2001. Of this decrease, lower fuel prices accounted for 1.0 percentage point as fuel costs were $0.87 per gallon in 2002 compared to $1.00 per gallon in 2001. Lower labor costs accounted for the other 1.1 percentage points. Labor costs were lower due to strict cost control measures implemented in 2002.

     EQUIPMENT RENTAL. Equipment rental expenses increased as a percentage of revenue to 10.0% in 2002 from 9.8% in 2001, due to an increase in locomotive lease expense as a result of the StatesRail and ParkSierra acquisitions, partially offset by a decrease in car hire expense.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased as a percentage of revenue to 19.7% in 2002 from 19.3% in 2001 due to higher labor and insurance costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense remained constant in 2002 from 2001 at 6.5% of revenue.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, was $9.6 million for the year ended December 31, 2003, a decrease of $6.0 million from $15.6 million in 2002. This decrease was primarily due to the write-off of $3.3 million in 2002 for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia, a $1.4 million restructuring charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton and a $1.0 million restructuring charge relating to the termination of certain executives in December 2002.

     Corporate overhead increased $8.7 million to $15.6 million for the year ended December 31, 2002 from $6.9 million for the year ended December 31, 2001. This increase was primarily due to the write-off of $3.3 million in 2002 for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, a $1.4 million restructuring charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton and a $1.0 million restructuring charge relating to the termination of certain executives in December 2002. The remaining increase was due to increased headcount in 2002 to support the ParkSierra and StatesRail acquisitions.

     ASSET SALES. As part of our strategic plan, we continually review our portfolio for under performing, non-core or non-strategic assets that can be sold. Net gains on sales of assets were $3.3 million for the year ended December 31, 2003. This gain primarily relates to land sales in Illinois, North Carolina and Washington, which resulted in net gains of $1.8 million. Net gains on sales of assets were $9.2 million for the year ended December 31, 2002. The 2002 net gains primarily relate to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million and a sale of right-of-ways resulting in a gain of $3.5 million. In December 2001, we sold Dakota Rail, Inc. and certain other assets for $9.8 million.

     TERMINATED MOTOR CARRIER OPERATIONS. During the year ended December 31, 2002, we recorded a charge of $1.3 million for the write-off of the remaining assets from the motor carrier division.

     INTEREST EXPENSE. Interest expense, including amortization of financing costs, decreased from $42.0 million in 2001 to $35.9 million in 2002 and continued to decrease to $32.5 million in 2003. The decrease in interest expense from 2001 to 2002 and 2003 is primarily due to the refinancing of our senior debt in May 2002, which resulted in a lower interest rate. Interest expense of $4.9 million, $4.6 million and $4.9 million for 2001, 2002 and 2003, respectively, has been allocated to discontinued operations.

     OTHER INCOME (EXPENSE). In connection with the May 2002 refinancing of our senior debt, we terminated our existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 required the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. Also in connection with the refinancing of our senior debt in May 2002, we wrote off the unamortized balance of the deferred loan costs relating to our old senior credit facility for a total charge of $6.6 million. We also incurred a charge of $2.0 million during 2002 to write-off other refinancing related costs incurred in connection with our May 2002 refinancing. In connection with the reduction of our senior debt in July and August 2001, we wrote off the respective unamortized portions of deferred loan costs for a total charge of $0.5 million during the year ended December 31, 2001.

     INCOME TAXES. Our effective tax rates in 2003, 2002 and 2001 for continuing operations were 41.9%, 44.2% and 20.5%, respectively. In 2003, we recorded a provision of $1.5 million from an increase in the Ontario, Canada provincial tax rates. In 2001, we recorded a benefit of $3.1 million from a reduction in the Canadian federal and provincial tax rates.

     DISCONTINUED OPERATIONS. We are currently in discussions to sell our Australian railroad, Freight Australia. We have engaged investment advisors and expect to complete the sale during 2004. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations. Freight Australia’s revenue increased $1.5 million, or 2%, to $96.4 million for the year ended December 31, 2003 from $94.9 million for the year ended December 31, 2002. Freight Australia’s 2003 revenue was positively impacted by $16.3 million due to the strengthening of the Australian dollar and new contracts to move fuel and logs entered into in the fourth quarter of 2002, partially offset by the drought which significantly reduced grain traffic. Freight Australia’s operating income decreased $12.0 million, or 262%, to a loss of $7.5 million in 2003 from income of $4.6 million in 2002 primarily due to the drought in Australia. The loss position was also amplified by the strengthening Australian dollar. Grain tonnage moved in 2003 decreased 49% to 1.9 million tons from 3.7 million tons moved in 2002.

     Freight Australia’s revenue decreased $6.5 million, or 6%, to $94.9 million for the year ended December 31, 2002 from $101.4 million for the year ended December 31, 2001. Freight Australia’s 2002 revenue was impacted by the drought which significantly reduced grain traffic, partially offset by a strengthening of the Australian Dollar. Freight Australia’s operating income decreased $15.6 million, or 77%, to $4.6 million in 2002 from $20.2 million in 2001 primarily due to the drought in Australia.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor. Accordingly, we reclassified the operating results of Ferronor for each of the years presented to discontinued operations. As such, the income statements for the years ended 2003, 2002 and 2001, include $0.02 million, $1.0 million, and $1.5 million, (net of tax) respectively, of income from discontinued operations for Ferronor.

     In May 2002, we sold the Texas New Mexico Railroad for $2.3 million resulting in a net gain of $1.3 million ($0.8 million, after tax). The gain has been included in discontinued operations for the year ended December 31, 2002. This gain was partially offset by an escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, which resulted in a loss of $0.4 million, after tax in 2002.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows from operations less capital expenditures was a net outflow of $3.0 million in 2003. Contributing to this cash outflow was Freight Australia’s cash flow from operations less capital expenditures which was a net outflow of $13.7 million for the year ended December 31, 2003, as a result of the drought in Australia.

     Our long-term business strategy includes the selective acquisition or disposition of transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all. Our existing senior credit facility allows us to borrow up to an additional $100 million of term debt in connection with acquisitions if we meet specified conditions.

Operating Activities

     Our cash provided by operating activities increased $29.9 million to $68.5 million for the year ended December 31, 2003 from $38.6 million for the year ended December 31, 2002. The improvement in cash flows from operating activities is primarily due to the termination of the interest rate swaps and related costs in connection with our debt refinancing in 2002 as well as improved working capital management in 2003, partially offset by a decrease in operating cash flows from Australia due to the drought. Total cash provided by operating activities for the year ended December 31, 2003 consists of $14.7 million in net income, $46.8 million in depreciation and amortization and $13.0 million in deferred taxes and other, partially offset by $3.0 million of changes in working capital accounts and $3.3 million of asset sale gains compared to $2.2 million in net income, $41.3 million of depreciation and amortization, $25.4 million of refinancing costs and $3.0 million of deferred taxes and other, partially offset by $9.7 million in asset sale gains and $23.5 million of changes in working capital accounts in the year ended 2002.

Investing Activities

     Cash used in investing activities was $88.1 million for the year ended December 31, 2003 compared to $150.1 million for the comparable period in 2002. The decrease is primarily due to the use of cash for the acquisitions of ParkSierra and StatesRail, which totaled $89.4 million in 2002 compared to cash used for acquisitions of $25.8 million in 2003 primarily for the Mobile Line and San Luis and Rio Grande Railroad. Capital expenditures for the years ended December 31, 2003 and 2002 were $71.5 million and $65.7 million, respectively. Asset sale proceeds were $11.2 million for the year ended December 31, 2003 compared to $9.3 million in 2002. Deferred acquisition costs and other accounted for $2.0 million of cash used in 2003 compared to $5.7 million in 2002. We expect capital expenditures in 2004 to be approximately $78.0 million, including Freight Australia, a discontinued operation. Freight Australia’s capital expenditures were approximately $15.0 million in 2003 and are expected to increase to approximately $25 million in 2004 due to anticipated increases in traffic levels, upgrades to locomotives and the effect of the strengthening Australian dollar.

Financing Activities

     Cash provided by financing activities was $1.5 million for the year ended December 31, 2003 compared to $79.3 million in 2002. The decrease of $77.8 million was primarily due to $50.0 million of borrowings in January 2002 used to finance the acquisitions of ParkSierra and StatesRail and an additional $50.0 million of borrowings in connection with refinancing of the senior credit facility in May 2002. The primary source of cash in 2003 was $47.7 million of borrowings on the revolving credit facility and $1.7 million of proceeds from exercises of stock options, partially offset by $46.5 million of debt payments and the purchase of treasury stock for $1.2 million.

     As of December 31, 2003, we had a working capital deficit of $13.7 million compared to working capital of $20.0 million at December 31, 2002. The working capital deficit at December 31, 2003 is primarily due to the $21.5 million reclassification of our junior convertible subordinated debentures to current liabilities as their maturity date is July 31, 2004. The junior convertible subordinated debentures may be converted into common stock prior to July 31, 2004 at a conversion price of $10 per share. We are currently exploring several alternatives for repaying or refinancing these securities, if they are not converted prior to their redemption date. As of March 10, 2004, $8.8 million of our junior convertible subordinated debentures have been converted, leaving a balance of $13.7 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     As of December 31, 2002, we had working capital of $20 million compared to $30 million as of December 31, 2001. This decrease was primarily due to the private placement of common stock in December 2001, in which we raised $51 million. These funds were subsequently used to fund the acquisitions of ParkSierra and StatesRail in January 2002, thus decreasing our cash balance and reducing our working capital balance.

     In May 2002, we refinanced our senior credit facility. The new senior credit facility requires 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. In addition, we may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on a pro forma basis on the date of the additional borrowing. In September 2003, we prepaid $7.0 million on the Canadian Term Loan. This resulted in a charge of $0.1 million to other income (expense) on the income statement for the period ended December 31, 2003, for the unamortized portion of deferred loan costs related to this debt. As of December 31, 2003, we had $14.0 million outstanding under the U.S. dollar denominated portion of the $100 million revolving credit facility.

     At our option, the senior credit facilities bear interest at either (1) the alternative base rate (defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50%) if such loan is a Term Loan or U.S. Revolving Loan or the Canadian Prime Rate (defined as the greater of (i) UBS AG’s Canadian prime rate and (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum) if such loan is a Canadian revolving loan plus 1.00% for the revolving credit facilities and 1.50% for the Term Loan facility, or (2) the reserve-adjusted LIBO rate (or, in the case of Australian revolving loans, the BBSY Rate) plus 2.00% for the revolving credit facility and 2.50% for the term loan facilities; provided, that the additional amounts added to the alternative base rate and the LIBO rate for the revolving credit facilities and the term loan facilities discussed above are subject to adjustment based on changes in our leverage ratio. At December 31, 2003 the interest rate on the term loan facilities was LIBOR plus 2.50%, or 3.69%. The default rate under the new senior credit facility is 2.0% above the otherwise applicable rate. The U.S. Term Loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. subsidiaries, the Canadian Term Loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Canadian subsidiaries, and the Australian Term Loan and the Australian dollar denominated revolver are collateralized by the assets of and guaranteed by RailAmerica, Inc. and its U.S. and Australian Subsidiaries. The loans were provided by a syndicate of banks with Morgan Stanley Senior Funding, Inc., as syndication agent, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

     In connection with the refinancing of the senior credit facility in May 2002, we terminated our interest rate swap agreements resulting in a cash payment of $17.1 million. Additionally, as required under our new senior credit facility, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of our interest rates can fluctuate within specified ranges. As of December 31, 2003, the fair value of these collars was a net liability of $1.6 million.

     On November 8, 2002, we entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. These swap agreements expired on November 24, 2003 and thus had no fair value as of December 31, 2003.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. The fair value of these interest rate collar corridors was a net liability of $0.1 million at December 31, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The fair value of these swaps was a net receivable of $0.2 million at December 31, 2003.

     All of these interest rate swaps, collars and corridors, qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The May 2002 senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on RailAmerica, Inc. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the new senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the new senior credit facility could result in an event of default under the new senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of December 31, 2003. One of the significant financial covenants, which requires us to keep below a specified ratio of debt to EBITDA (defined as income from continuing operations less deferred income taxes, interest expense, depreciation and amortization expense) on a twelve month rolling basis, will be changing in 2004. As of December 31, 2003, the ratio that must be met is 4.75 or below. Our actual calculation for this ratio as of December 31, 2003 was 4.685. In 2004, this ratio will be reduced to 4.50 for the earnings period ending March 31, 2004, 4.25 for the earnings period ending June 30, 2004 and 4.00 for the earnings period ending September 30, 2004.

     In January 2002, in connection with the acquisitions of ParkSierra and StatesRail, we borrowed an additional $50 million under the then existing senior credit facility. We originally entered into the credit agreement and two bridge notes in connection with the acquisition of RailTex and the refinancing of most of our and RailTex’s existing debt in February 2000. The credit agreement and the two bridge notes have all been repaid.

Contractual Obligations

     Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our existing long-term debt and lease obligations as of December 31, 2003:

			2005 -	2007 -	After
	TOTAL	2004	2006	2008	2008
Long-term debt	$329,228	$3,476	$7,142	$21,238	$297,372

Subordinated debt	$151,805	$21,805	$0	$0	$130,000

Capital lease obligations	$1,611	$83	$589	$689	$250

Operating lease obligations	$105,419	$22,542	$40,696	$31,224	$10,957

Other long-term liabilities	$13,681	$0	$2,895	$1,398	$9,388

Long-term debt of discontinued operations	$79,016	$5,960	$8,258	$4,905	$59,893

Operating lease obligations of discontinued operations	$19,231	$2,582	$3,739	$3,260	$9,650

Other long-term liabilities of discontinued operations, excluding deferred taxes	$29,749	$0	$21,542	$619	$7,588

Total contractual cash obligations (1)	$729,740	$56,448	$84,861	$63,333	$525,098

(1)	There were no material purchase obligations outstanding as of December 31, 2003.

Common Stock Repurchases Program

     We occasionally repurchase our common stock under our share repurchase program. These repurchases are limited to $5 million per year pursuant to our borrowing arrangements. In July 2002, our board of directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under our borrowing arrangements. During the years ended December 31, 2003 and 2002, we repurchased 187,300 shares at a total cost of $1.2 million and 530,500 shares at a cost of $4.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. We have adopted SFAS No. 145 as of January 1, 2003 and reclassified $4.5 million and $0.2 million of extraordinary charges, net of tax, to continuing operations in 2002 and 2001, respectively.

     In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” which is effective immediately for variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The adoption of this pronouncement did not have a material impact on our financial statements. In October 2003, the FASB deferred certain provisions of this pronouncement until periods ending after December 15, 2003. These deferrals did not impact our financial statements.

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

     In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132, as revised, requires additional and more frequent disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. This pronouncement is effective, in part, for the December 31, 2003 financial statements and in full for financial statements with fiscal years ending after December 31, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. We adopted SFAS 132, as revised, in December 2003, resulting in additional disclosures in all periods presented in this report. The adoption of SFAS 132, as revised, did not have a material impact on our financial statements.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently use derivatives to hedge against increases in fuel prices and interest rates. We formally document the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. When we enter into a derivative contract, and at least quarterly, we assess whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity, and reclassified into earnings in the period during which the hedge transaction affects earnings.

     We monitor our hedging positions and credit ratings of our counterparties and do not anticipate losses due to counterparty nonperformance.

     FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada and Australia. As of December 31, 2003, we had not entered into any currency hedging transactions to manage this risk. A decrease in either the Canadian dollar or the Australian dollar could negatively impact our reported revenue and earnings for the affected period. During 2003, the Australian dollar increased 20% while the Canadian dollar increased 12%. The increase in the Canadian dollar led to an increase of $8.4 million in reported revenue and $3.0 million increase in reported operating income, in 2003, compared to 2002. The increase in the Australian dollar led to an increase of $16.3 million in Freight Australia’s revenue, but caused a net decrease in Freight Australia’s operating income of $1.2 million, due to its loss position.

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     In June 2002 we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of our interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net liability of $1.6 million at December 31, 2003.

     On November 8, 2002, we entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. Under the terms of the interest rate swaps, the LIBOR component of our interest rate was fixed at 1.62% on $300 million of debt. These interest rate swaps qualified, were designated and were accounted for as cash flow hedges under SFAS No. 133. These swap agreements expired on November 24, 2003.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.1 million at December 31, 2003.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at December 31, 2003.

     DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 7% of total revenues during the year ended December 31, 2003. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in a $0.3 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We do not have any hedges in place for 2004 or beyond.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of RailAmerica, the accompanying notes thereto and the report of independent certified public accountants are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 26, 2001 by and among RailAmerica, Inc., ParkSierra Acquisition Corp. and ParkSierra Corp. (30)

2.2	Merger Agreement, dated as of October 12, 2001, among RailAmerica, Inc., StatesRail Acquisition Corp. and StatesRail, Inc. (32)

2.3	Stock Purchase Agreement, dated October 12, 2001, among RailAmerica, Inc., New StatesRail Holdings, Inc., StatesRail L.L.C., West Texas and Lubbock Railroad Company, Inc. and the Members of StatesRail L.L.C. (32)

2.4	Letter Agreement, dated as of October 12, 2001 between the parties to Exhibits 2.2 and 2.3 above. (32)

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (2)

3.2	By-laws of RailAmerica, Inc. as amended and restated (36)

3.3	Certificate Of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (31)

4.1	Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between RailAmerica, Inc. and American Stock Transfer & Trust Company (6)

4.2	Certificate of Designation of Series A Convertible Redeemable Preferred Stock (19)

4.3	Third Amendment to the Rights Agreement, dated as of January 13, 2000, between RailAmerica, Inc. and American Stock Transfer & Trust Company (10)

4.6	Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between RailAmerica, Inc. and American Stock Transfer and Trust Company (21)

4.7	Waiver and Supplemental Agreement, dated as of April 13, 2000, among RailAmerica, Inc. and EGS Associates, L.P., EGS Partners, L.L.C., BEV Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver (22)

4.8	Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (24)

4.9	Warrant Agreement, dated August 14, 2000, between RailAmerica, Inc. and Wells Fargo Bank Minnesota, N.A. (26)

4.10	Warrant Registration Rights Agreement, dated August 14, 2000, between RailAmerica, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Bank PLC and Scotia Capital (USA) Inc. (27)

4.11	Form of Placement Agent Warrant, dated as of June 2001. (32)

4.12	Form of Placement Agent Warrant, dated as of December 2001. (32)

4.13	First Supplemental Indenture (32)

4.14	Second Supplemental Indenture (32)

10.45	RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan (2)

10.46	RailAmerica, Inc. 1995 Employee Stock Purchase Plan (2)

10.63	RailAmerica, Inc. 1998 Executive Incentive Compensation Plan (7)+

10.80	Form of Change in Control Agreements between RailAmerica, Inc. and certain executive officers (32) +

10.81	Service Agreement, dated April 4, 2001, between RailAmerica, Inc. and Marinus van Onselen and first amendment thereto. (32) +

10.82	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary O. Marino. (32) +

10.83	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Donald D. Redfearn. (32) +

10.84	Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary M. Spiegel. (32) +

10.85	Credit agreement, dated as of May 23, 2002 among RailAmerica, Inc., Palm Beach Rail Holdings, Inc., RailAmerica Transportation Corp., as borrower, RailAmerica Canada Corp., as the Canadian term Borrower, Railink Ltd., as the Canadian revolver Borrower, RailAmerica Australia Finance Pty., Ltd., as the Australian Term Borrower, Freight Victoria Limited and RailAmerica Australia Pty., Ltd., as the Australian Revolver Borrowers, various financial institutions from time to time parties hereto, as the lenders, UBS Warburg LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Bookrunners, Morgan Stanley Denior Funding, Inc., as Syndication Agent for the lenders, UBS AG, Stamford Branch, as the Administrative Agent for the lenders, The Bank of Nova Scotia , as Collateral Agent for the lenders, and The Bank of Nova Scotia and Credit Lyonnais New York Branch, as the Document Agents for the lenders. (33)

10.86	Amendment No. 1 to Credit Agreement (34)

10.87	Deferred Compensation Plan, as amended (34) +

10.88	Adoption Agreement relating to Deferred Compensation Plan, as amended (34) +

10.89	Long Term Incentive Plan, as amended (35) +

10.90	Annual Incentive Plan (35) +

10.91	Separation Agreement, dated as of November 14, 2003, between RailAmerica, Inc. and Gary M. Spiegel.

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Registration Statement on Form S-1, Registration No. 33-49026.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(5)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-KSB for year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1997.

(6)	Incorporated by reference to exhibit No. 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 8, 1998.

(7)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

(10)	Incorporated by reference to exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.

(12)	Incorporated by reference to exhibit 10.2 filed as part of RailAmerica, Inc.’s Form 8-K as of April 30, 1999, filed with the Securities and Exchange Commission on May 18, 1999.

(19)	Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(20)	Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

(21)	Incorporated by reference to Exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(22)	Incorporated by reference to Exhibit 4.2 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(24)	Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-45196.

(26)	Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form S-3, Registration No. 333-45200.

(27)	Incorporated by reference to the Exhibit 4.2 filed as part of RailAmerica, Inc.’s Registration Statement on Form S-3, Registration No. 333-45200.

(30)	Incorporated by reference to the Annex A, filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-75290.

(31)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

(32)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

(33)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(34)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(35)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 9, 2003.

(36)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

+	Executive Compensation Plan or Arrangement.

(b) Reports on Form 8-K.

     October 30, 2003 report on Form 8-K was furnished containing information required under Items 7, 9 and 12 and included a copy of the registrant’s press release announcing the Third Quarter ended September 30, 2003 Earnings Results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

By: /s/ MICHAEL J. HOWE

Michael J. Howe, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated March 15, 2004

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ WILLIAM G. PAGONIS William G. Pagonis	Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004

/s/ GARY O. MARINO Gary O. Marino	President, Chief Executive Officer and Director	March 15, 2004

/s/ DONALD D. REDFEARN Donald D. Redfearn	Chief Administrative Officer, Executive Vice President, Secretary and Director	March 15, 2004

/s/ DOUGLAS R. NICHOLS Douglas R. Nichols	Director	March 15, 2004

/s/ RICHARD RAMPELL Richard Rampell	Director	March 15, 2004

/s/ CHARLES SWINBURN Charles Swinburn	Director	March 15, 2004

/s/ JOHN M. SULLIVAN John M. Sullivan	Director	March 15, 2004

/s/ FERD C. MEYER, JR. Ferd C. Meyer, Jr.	Director	March 15, 2004

/s/ ROBERT J. RABIN Robert J. Rabin	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
RailAmerica, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company changed its method of accounting for debt extinguishments in 2003. As described in Note 14, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida
March 12, 2004

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2003	2002
	(IN THOUSANDS,
	EXCEPT SHARE DATA)
ASSETS
Current assets:
Cash and cash equivalents	$13,714	$28,887
Accounts and notes receivable, net of allowance of $498 and $406, respectively	52,312	63,463
Current assets of discontinued operations	36,319	5,834
Other current assets	12,118	22,800

Total current assets	114,463	120,984

Property, plant and equipment, net	826,646	904,253
Long-term assets of discontinued operations	263,007	50,355
Other assets	28,374	30,961

Total assets	$1,232,490	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25,093	$4,200
Accounts payable	34,851	46,722
Accrued expenses	31,290	38,420
Current liabilities of discontinued operations	40,338	11,624

Total current liabilities	131,572	100,966
Long-term debt, less current maturities	327,280	383,121
Subordinated debt	121,506	141,331
Deferred income taxes	150,784	150,159
Long-term liabilities of discontinued operations	115,907	27,283
Other liabilities	13,681	24,790

	860,730	827,650

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 32,094,387 shares issued and outstanding at December 31, 2003 and 31,879,602 shares issued and outstanding at December 31, 2002	32	32
Additional paid in capital and other	262,384	261,372
Retained earnings	62,745	48,055
Accumulated other comprehensive income (loss)	46,599	(30,556)

Total stockholders’ equity	371,760	278,903

Total liabilities and stockholders’ equity	$1,232,490	$1,106,553

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001
	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
Operating revenue	$358,381	$333,329	$246,116

Operating expenses:
Transportation	183,761	171,605	129,530
Selling, general and administrative	78,720	81,269	54,292
Net gain on sale and impairment of assets	(3,262)	(9,155)	(6,422)
Terminated motor carrier operations, net	—	1,396	263
Depreciation and amortization	24,260	22,303	17,461

Total operating expenses	283,479	267,418	195,124

Operating income	74,902	65,911	50,992
Interest expense, including amortization costs of $4,810, $4,686, and $4,410, respectively	(32,499)	(35,910)	(42,034)
Other income (expense)	67	(25,556)	(358)

Income from continuing operations before income taxes	42,470	4,445	8,600
Provision for income taxes	17,803	1,963	1,771

Income from continuing operations	24,667	2,482	6,829
Discontinued operations:
Net gain on disposal of discontinued business (net of income taxes of $161)	—	387	—
Income (loss) from operations of discontinued business (net of income taxes of ($4,562), ($1,247) and $3,092, respectively)	(9,977)	(716)	10,209

Net income	$14,690	$2,153	$17,038

Net income available to common stockholders	$14,690	$2,153	$16,740

Basic earnings (loss) per common share:
Continuing operations	$0.77	$0.08	$0.30
Discontinued operations	(0.31)	(0.01)	0.48

Net income	$0.46	$0.07	$0.78

Diluted earnings (loss) per common share:
Continuing operations	$0.75	$0.08	$0.29
Discontinued operations	(0.29)	(0.01)	0.45

Net income	$0.46	$0.07	$0.74

Weighted average common shares outstanding:
Basic	31,806	32,047	21,510
Diluted	34,336	32,620	22,706

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	STOCKHOLDERS' EQUITY
			Additional
	Number of		Paid-In		Other
FOR THE YEARS ENDED DECEMBER 31,	Shares	Par	Capital	Retained	Comprehensive
2003, 2002 AND 2001	Issued	Value	and Other	Earnings	Income (Loss)	Total
			(IN THOUSANDS)
Balance, January 1, 2001	18,623	19	118,502	29,162	(24,249)	123,434
Net income	—	—	—	17,038	—	17,038
Cumulative effect of adopting SFAS 133, net	—	—	—	—	(4,388)	(4,388)
Change in market value of derivative instruments, net	—	—	—	—	(5,008)	(5,008)
Cumulative translation adjustments	—	—	—	—	(15,575)	(15,575)

Total comprehensive loss						(7,933)

Issuance of common stock	8,176	8	89,728	—	—	89,736
Exercise of stock options	1,334	1	8,342	—	—	8,343
Tax benefit on exercise of options	—	—	2,633	—	—	2,633
Conversion of redeemable securities	882	1	7,030	—	—	7,031
Purchase of treasury stock	(173)	—	(1,987)	—	—	(1,987)
Preferred stock dividends and accretion	—	—	—	(298)	—	(298)

Balance, December 31, 2001	28,842	29	224,248	45,902	(49,220)	220,959
Net income	—	—	—	2,153	—	2,153
Change in market value of derivative instruments, net	—	—	—	—	(2,472)	(2,472)
Realized loss on derivatives designated as hedges, net of tax	—	—	—	—	10,737	10,737
Cumulative translation adjustments	—	—	—	—	10,399	10,399

Total comprehensive income						20,817

Issuance of common stock	3,485	3	41,144	—	—	41,147
Exercise of stock options	83	—	589	—	—	589
Tax benefit on exercise of options	—	—	109	—	—	109
Warrants issued	—	—	204	—	—	204
Purchase of treasury stock	(530)	—	(4,922)	—	—	(4,922)

Balance, December 31, 2002	31,880	32	261,372	48,055	(30,556)	278,903
Net income	—	—	—	14,690	—	14,690
Change in market value of derivative instruments, net	—	—	—	—	215	215
Cumulative translation adjustments	—	—	—	—	76,940	76,940

Total comprehensive income						91,845

Issuance of common stock	209	—	461	—	—	461
Exercise of stock options	192	—	1,592	—	—	1,592
Tax benefit on exercise of options	—	—	185	—	—	185
Purchase of treasury stock	(187)	—	(1,226)	—	—	(1,226)

Balance, December 31, 2003	32,094	$32	$262,384	$62,745	$46,599	$371,760

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,	2003	2002	2001
		(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,690	$2,153	$17,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,753	41,251	32,011
Financing costs	—	25,433	378
Net gain on sale or disposal of properties	(3,262)	(9,705)	(6,434)
Deferred income taxes	12,857	2,218	2,926
Other	183	742	1,350
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,659)	2,766	5,298
Other current assets	(1,853)	673	8,587
Accounts payable	4,827	(5,640)	1,172
Accrued expenses	1,036	(9,919)	(12,485)
Other assets and liabilities	(3,102)	(11,365)	5,129

Net cash provided by operating activities	68,470	38,607	54,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(71,508)	(65,682)	(61,675)
Proceeds from sale of properties and investments	11,227	9,291	18,502
Acquisitions, net of cash acquired	(25,846)	(89,359)	—
Change in restricted cash in escrow	—	1,357	1,046
Deferred acquisition costs and other	(1,970)	(5,680)	(4,577)

Net cash used in investing activities	(88,097)	(150,073)	(46,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	48,162	457,870	85,590
Principal payments on long-term debt	(46,454)	(358,639)	(142,088)
Sale of common stock	—	—	89,736
Proceeds from exercise of stock options	1,681	386	8,343
Preferred stock dividends paid	—	—	(241)
Purchase of treasury stock	(1,226)	(4,922)	(1,987)
Deferred financing costs paid	(695)	(15,383)	—

Net cash provided by financing activities	1,468	79,312	39,353

Effect of exchange rates on cash	2,986	1,280	(948)

Net increase (decrease) in cash	(15,173)	(30,874)	46,671
Cash, beginning of period	28,887	59,761	13,090

Cash, end of period	$13,714	$28,887	$59,761

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned except Empresa De Transporte Ferroviario S.A. (“Ferronor”), a Chilean railroad, in which the Company had a 55% equity interest until February 2004. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2003 presentation.

During the third quarter of 2003, the Company reclassified its Australian railroad, Freight Australia, to discontinued operations as it is in the process of selling its ownership interest. The Company has engaged investment advisors and expects to complete the sale within the next year. As a result, Freight Australia’s results of operations have been reclassified to discontinued operations on the Company’s consolidated financial statements.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million of cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. Ferronor’s results of operations have been presented in discontinued operations on the Company’s consolidated financial statements.

The Company’s principal operations consist of rail freight transportation in North America and Australia.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits. As of December 31, 2003, the Company had approximately $13.3 million of cash in excess of insurance limits.

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

RAILAMERICA, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

FOREIGN CURRENCY TRANSLATION

The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency, except for Chile, where the U.S. dollar is used as the functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in stockholders’ equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2003, accumulated other comprehensive income included $47.6 million of cumulative translation adjustments.

STOCK-BASED COMPENSATION

As of December 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based

RAILAMERICA, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock -Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$14,690	$2,153	$17,038
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,586)	(4,257)	(4,349)

Pro forma net income (loss)	$12,104	$(2,104)	$12,689

Earnings (loss) per share:
Basic-as reported	$0.46	$0.07	$0.78

Basic-pro forma	$0.38	$(0.07)	$0.58

Diluted-as reported	$0.46	$0.07	$0.74

Diluted-pro forma	$0.38	$(0.07)	$0.54

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, requires that debt extinguishments used as part of a company’s risk management strategy should not be classified as an extraordinary item. The requirement to reclassify debt extinguishments is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified $4.5 million and $0.2 million of extraordinary charges, net of tax, to continuing operations in 2002 and 2001, respectively.

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

RAILAMERICA, INC. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

deferred certain provisions of the pronouncement. These deferrals did not impact the Company’s financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132, as revised, requires additional and more frequent disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. This pronouncement is effective, in part, for the December 31, 2003 financial statements and in full for financial statements with fiscal years ending after December 31, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132, as revised, in December 2003, resulting in additional disclosures in all periods presented in this report. The adoption of SFAS 132, as revised, did not have a material impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year while income from continuing operations is reduced by preferred stock dividends and accretion.

Diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 6.4 million, 4.4 million and 1.2 million were excluded from the diluted earnings per share calculation for the years ended December 31, 2003, 2002 and 2001, respectively, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures in 2002 and 2001, as such securities were anti-dilutive.

The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income from continuing operations	$24,667	$2,482	$6,829
Preferred stock dividends and accretion	—	—	(298)

Income from continuing operations available to common stockholders (basic)	24,667	2,482	6,531
Interest on convertible debt	1,279	—	—

Income from continuing operations available to common stockholders (diluted)	$25,946	$2,482	$6,531

Weighted average shares outstanding (basic)	31,806	32,047	21,510
Assumed conversion:
Options and warrants	350	573	1,196
Convertible debentures and preferred stock	2,180	—	—

Weighted average shares outstanding (diluted)	34,336	32,620	22,706

3.	DISCONTINUED OPERATIONS

The Company is in the process of selling its Australian railroad, Freight Australia. The Company has engaged investment advisors and expects a sale within the next year. Accordingly, Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations, net of applicable income taxes. In addition, the assets and liabilities of Freight Australia have been reclassified as assets and liabilities of discontinued operations on the December 31, 2003 balance sheet. Gains realized on the sale of this business will be reported in the period in which the divestiture is complete.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DISCONTINUED OPERATIONS, continued

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the twelve months ended December 31, 2003, 2002 and 2001, $4.9 million, $4.6 million and $4.9 million, respectively, of interest expense was allocated. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the twelve months ended December 31,
	2003	2002	2001
Operating revenue	$96,370	$94,915	$101,430

Operating income (loss)	(7,453)	4,594	20,233

Pretax income (loss)	(14,565)	(2,937)	11,711
Income tax provision (benefit)	(4,566)	(1,237)	2,984

Income (loss) from discontinued operations, net of tax	$(9,999)	$(1,700)	$8,727

The major classes of assets and liabilities of Freight Australia were as follows (in thousands):

	For the twelve months
	ended December 31,
	2003	2002
Accounts receivable, net	$20,965	$17,258
Other current assets	6,998	3,763

Total current assets	27,963	21,021

Property, plant and equipment, net	210,604	158,007
Other assets	3,980	2,815

Total assets	$242,547	$181,843

Current maturities of long- term debt	$600	$600
Accounts payable	22,033	13,668
Accrued expenses	2,300	2,999

Total current liabilities	24,933	17,267

Long-term debt, less current maturities	58,800	59,400
Deferred income taxes	15,152	14,091
Other liabilities	16,234	14,483

Total liabilities	$115,119	$105,241

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million of cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. Ferronor’s results of operations have been presented in discontinued operations, net of applicable taxes, on the Company’s consolidated financial statements for all periods

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	DISCONTINUED OPERATIONS, continued

presented. In addition, the assets and liabilities of Ferronor have been reclassified as assets and liabilities of discontinued operations on the December 31, 2003 and 2002 balance sheets (see Note 8 for description of long-term debt).

The results of operations for Ferronor were as follows (in thousands):

	For the twelve months ended December 31,
	2003	2002	2001
Operating revenue	$26,165	$22,619	$22,085

Operating income	$2,160	$3,100	$3,240

Pretax income	$27	$974	$1,590
Income tax provision (benefit)	5	(10)	108

Income from discontinued operations, net of tax	$22	$984	$1,482

The major classes of assets and liabilities for Ferronor were as follows (in thousands):

	For the twelve months
	ended December 31,
	2003	2002
Accounts receivable, net	$3,601	$3,767
Inventory	3,888	939
Other current assets	867	1,128

Total current assets	8,356	5,834
Property, plant and equipment, net	48,423	49,857
Other assets	—	498

Total assets	$56,779	$56,189

Current portion of long-term debt	$7,201	$6,743
Accounts payable	4,100	2,003
Accrued expenses	4,104	2,878

Total current liabilities	15,405	11,624
Long-term debt	10,746	12,427
Subordinated debt	1,670	1,670
Minority interest and other liabilities	13,306	13,186

Total liabilities	$41,127	$38,907

4.	ACQUISITIONS

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, completed the acquisition of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash.

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

On January 4, 2002, the Company acquired StatesRail, Inc. (“StatesRail”), a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $84.4 million, consisting of $66.5 million in cash and 1.7 million shares of the Company’s common stock valued at $17.9 million. In March 2004, we agreed to accept $1.3 million in settlement of our escrow claims. Such amount will be reflected as an adjustment of our purchase price in the first quarter of 2004. The following table presents the balances of each major asset and liability caption of StatesRail as of the acquisition date (in thousands):

StatesRail, Inc.	January 4, 2002
Cash	$140
Accounts receivable, net	9,057
Other current assets	1,888

Total current assets	11,085
Property, plant and equipment, net	111,033
Other assets	850

Total assets	$122,968

Current portion of long-term debt	$60
Accounts payable	4,408
Accrued expenses	7,323

Total current liabilities	11,791
Long-term debt	1,457
Deferred income taxes	25,298

Total liabilities	$38,546

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS, continued

On January 8, 2002, the Company acquired ParkSierra Corp. (“ParkSierra”), a privately owned group of railroads headquartered in Napa, California, which owned and operated three freight railroads with 703 miles of track in four western states. Total consideration for the acquisition was $46.2 million, consisting of $23.2 million in cash and 1.8 million shares of the Company’s common stock valued at $23 million. The following table presents the balances of each major asset and liability caption of ParkSierra as of the acquisition date (in thousands):

ParkSierra Corp.	January 8, 2002
Cash	$899
Accounts receivable, net	3,793
Other current assets	1,475

Total current assets	6,167
Property, plant and equipment, net	62,226

Total assets	$68,393

Accounts payable	$1,937
Accrued expenses	1,256

Total current liabilities	3,193
Deferred income taxes	18,875
Other long-term liabilities	108

Total liabilities	$22,176

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

For the Twelve
Months Ended
December 31,
2001
(Unaudited)
Operating revenue	$330,305
Income from continuing operations	$14,301
Net income	$27,607
Income from continuing operations per share — diluted	$0.49
Net income per share — diluted	$0.91

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DISPOSITIONS

In October 2003, we sold the San Pedro and Southwestern Railway for $2.6 million in cash. The operating results of this railroad were not material. No gain or loss was recognized on this transaction.

In December 2002, the Company sold a right-of-way in South Carolina for total consideration of $4.25 million consisting of cash of $1.05 million and a short-term note of $3.2 million. The short-term note was paid in full on its due date of October, 31, 2003. The net gain on the transaction was $3.5 million.

In May 2002, the Company sold the Texas New Mexico Railroad and certain operating assets for total consideration of $2.25 million consisting of cash of $0.55 million, a short-term note of $0.85 million and a long-term note of $0.85 million, resulting in a net gain of $0.8 million which is included in discontinued operations for the year ended December 31, 2002. The results of operations for the Texas New Mexico Railroad were not material. The short-term note accrued interest at 10% and was due on November 15, 2002 and the long-term note accrues interest at 7% and is due on May 24, 2007. In December 2002, $0.4 million was paid on the short-term note, $0.15 million was added to the long-term note due on May 24, 2007 and the remaining balance of $0.3 million was extended until December 11, 2006 at an interest rate of 7%.

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

6.	OTHER BALANCE SHEET DATA

Other current assets consist of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Track supplies	$8,459	$13,889
Prepaid expenses and other	3,659	8,911

	$12,118	$22,800

Accrued expenses consist of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Accrued interest expense	$8,480	$8,254
Accrued compensation and benefits	6,314	8,625
Other accrued liabilities	16,496	21,541

	$31,290	$38,420

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$192,102	$182,004
Buildings and improvements	19,768	18,747
Railroad track and improvements	641,931	638,743
Locomotives, transportation and other equipment	60,493	152,426

	914,294	991,920
Less: accumulated depreciation.	87,648	87,667

	$826,646	$904,253

8.	LONG-TERM DEBT AND LEASES

Long-term debt consists of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Senior credit facilities:
U.S. Term Loan	$262,350	$265,000
Canadian Term Loan	42,500	50,000
Australian Term Loan	59,400	60,000
Revolver	14,000	—
Other long-term debt	11,989	12,321

	390,239	387,321
Less: current maturities	4,159	4,200

Long-term debt, less current maturities	$386,080	$383,121

In May 2002, the Company refinanced its senior credit facility, including $50 million borrowed in connection with the January 2002 acquisitions of ParkSierra and StatesRail. The senior debt facility includes a $375 million Term B loan facility consisting of $265 million of U.S. Term Loans, $50 million of Canadian Term Loans and $60 million of Australia Term Loans with a 1% annual principal amortization for seven years and the balance due in 2009, and a $100 million revolver with sub-limits equal to $82.5 million in the United States, $10 million in Canada and $7.5 million in Australia. The revolver is due in 2008. The interest rate on the Term B debt and the revolver is LIBOR + 2.50% (3.65% at December 31, 2003). There was $14.0 million outstanding under the revolver at December 31, 2003 and no balance outstanding as of December 31, 2002. The senior credit facility is collateralized by substantially all of the assets of the Company, excluding its investment in Ferronor. As of December 31, 2003, the $59.4 million balance of the Australian Term Loan was included in the current ($0.6 million) and long-term liabilities ($58.8 million) of discontinued operations on the balance sheet.

The senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on the Company. The covenants limit the Company’s ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase the Company’s common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on the Company’s assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company was in compliance with each of these covenants as of December 31, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM DEBT AND LEASES, continued

The aggregate annual maturities of long-term debt (including the Australian Term Loan) are as follows (in thousands):

2004	$4,159
2005	4,446
2006	4,485
2007	4,536
2008	18,591
Thereafter	354,022

$390,239

During the years ended December 31, 2003, 2002 and 2001 interest of approximately $0.5 million, $0.6 million, and $0.7 million, respectively, was capitalized for on-going capital improvement projects.

On May 4, 2000, the Company entered into two interest rate swap agreements for a total notional amount of $212.5 million. The agreements, which had a term of three years, required the Company to pay a fixed interest rate of 7.23% while receiving a variable interest rate equal to the 90 day LIBOR rate. In May 2001, the interest rate swap agreements were extended for two years and the fixed pay rate was reduced to 6.723%. In connection with the refinancing in May 2002, the Company terminated these existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” required the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. In addition, the Company recorded to other income (expense) a charge of $6.7 million to write off the unamortized deferred loan costs relating to the prior senior credit facility, as of the date of refinancing.

In connection with the refinancing of the senior credit facility in May, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.6 million at December 31, 2003.

On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate was fixed at 1.62% on $300 million of debt. The swaps qualified, designated and were accounted for as cash flow hedges under SFAS No. 133. These swaps terminated as planned on November 24, 2003.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.1 million at December 31, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM DEBT AND LEASES, continued

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at December 31, 2003.

Leases

The Company has several finance leases for equipment. Certain of these leases are accounted for as capital leases and are presented separately below. The minimum annual lease commitments at December 31, 2003 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
2004	$83	$25,124
2005	286	23,438
2006	303	20,997
2007	330	19,311
2008	359	15,173
Thereafter	250	20,607

	$1,611	$124,650

Rental expense under operating leases was approximately $25.6 million, $24.4 million, and $16.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, including $2.3 million, $2.0 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, from discontinued operations.

The following table presents Ferronor’s long-term debt balances, which are included in Long-term liabilities of discontinued operations in the balance sheet for the year ended December 31, 2003 (in thousands):

	2003	2002
Credit facility with Banco de Desarrollo, see below	7,552	9,491
Credit facility with Banco Security, interest rate rate of 7.50% - 8.76%	6,148	5,813
Other long-term debt	4,247	3,866

	17,947	19,170
Less current maturities	7,201	6,743

Long-term debt, less current maturities	$10,746	$12,427

Ferronor’s long-term debt was assumed in the sale of the Company’s equity interest in February 2004 (See Note 5).

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SUBORDINATED DEBT

In August 2000, RailAmerica Transportation Corp. (“RTC”), a wholly-owned subsidiary of the Company, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of the Company’s common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers’ discount. All of the Company’s U.S. subsidiaries are guarantors of the senior subordinated notes. From August 16, 2003 through August 14, 2005, the Company may not redeem the senior subordinated notes and subsequent to August 14, 2005, the Company may redeem the senior subordinated notes for 106.438% of their principal amount. The premium reduces annually on a sliding scale until they may be redeemed at their principal amount commencing August 15, 2008.

In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrues at the rate of 6% per annum and is payable semi-annually. The debentures are convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures which mature on July 31, 2004, are general unsecured obligations and rank subordinate in right of payment to all senior indebtedness. At RailAmerica’s option, the debentures may be redeemed at par plus accrued interest, in whole or in part, if the closing price of RailAmerica’s common stock is above $20 for 10 consecutive trading days. There were $0.39 million of conversions of the junior convertible subordinated debentures into common stock during 2001 and none in 2002 and 2003. As of March 10, 2004, a total of $8.8 million of the debentures have been converted into common stock. As of July 31, 2003, the debentures were reclassified to current liabilities as their maturity date is July 31, 2004. The Company is currently exploring several alternatives for repaying or refinancing these securities, if they are not converted prior to their redemption date. As of March 10, 2004, the remaining liability balance was $13.7 million.

10.	COMMON STOCK TRANSACTIONS

In December 2001, the Company closed on the private placement sale of 4.3 million shares of its common stock for $12.50 per share, resulting in net proceeds of $51.5 million. The proceeds from this private placement were used to finance a portion of the StatesRail and ParkSierra acquisitions, which are described in Note 4, as well as the reduction of debt and other general corporate purposes. In connection with this private placement, the Company issued 24-month warrants to purchase 100,000 shares of common stock at an exercise price of $13.75 per share to the placement agents. These warrants expired unexercised in December 2003.

In June 2001, the Company closed on the private placement sale of 3.8 million shares of its common stock for $10.75 per share, resulting in net proceeds of $38.2 million. The proceeds from this private placement were used to reduce debt and for general corporate purposes. In connection with this private placement, the Company issued 18-month warrants to purchase 200,000 shares of common stock at an exercise price of $11.825 per share to the placement agents. These warrants expired unexercised in December 2002.

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the year ended December 31, 2003 and 2002, the Company repurchased 187,300 shares at a total cost of $1.2 million and 530,500 shares at a cost of $4.9 million, respectively.

As of December 31, 2003, the Company has a total of 2,969,564 warrants outstanding with exercise prices ranging from $6.60 to $10.50 and with expiration dates ranging from April 30, 2004 to August 15, 2010.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX PROVISION

Income from continuing operations before income taxes for the years ended December 31, 2003, 2002 and 2001 consists of (in thousands):

	2003	2002	2001
Domestic	$28,130	$(1,184)	$6,629
Foreign subsidiaries	14,340	5,629	1,971

	$42,470	$4,445	$8,600

The provision for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of (in thousands):

	2003	2002	2001
Federal income taxes:
Current	$—	$—	$—
Deferred	6,978	(2,341)	801

	6,978	(2,341)	801

State income taxes:
Current	1,284	1,140	437
Deferred	354	(795)	565

	1,638	345	1,002

Foreign income taxes
Current	3,053	2,140	1,500
Deferred	63	733	4,737
Change in tax law	1,509	—	(3,177)

	4,625	2,873	3,060

Total income tax provision	$13,241	$877	$4,863

The following summarizes the total income tax provisions for each of the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Continuing operations	$17,803	$1,963	$1,771
Discontinued operations	(4,562)	(1,086)	3,092

Total income tax provision	$13,241	$877	$4,863

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX PROVISION, continued

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations are as follows (in thousands):

	2003	2002	2001
Income tax provision, at 35%	$14,864	$1,556	$3,010
Net benefit due to difference between U.S. & Foreign tax rates	457	275	232
Net provision (benefit) due to tax law changes in Canada	1,509	—	(3,177)
Permanent differences	(417)	(174)	170
State income taxes, net	861	(744)	550
Other, net	(320)	(171)	356
Valuation allowance	849	1,221	630

Tax provision	$17,803	$1,963	$1,771

The Company files a consolidated U.S. income tax return with its domestic subsidiaries. For state income tax purposes, the Company and each of its domestic subsidiaries generally file on a separate return basis in the states in which they do business. The Company’s foreign subsidiaries file income tax returns in their respective jurisdictions.

The components of deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$61,380	$44,346
Alternative minimum tax credit	783	783
Accrued expenses	9,074	5,889

Total deferred tax assets	71,237	51,018
Less: valuation allowance	(6,849)	(5,563)

Total deferred tax assets, net.	64,388	45,455

Deferred tax liabilities:
Property, plant and equipment	230,087	195,543
Other	48	71

Net deferred tax liability	$(165,747)	$(150,159)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $ 6.8 million at December 31, 2003 and $5.6 million at December 31, 2002. The table below sets forth the changes in the deferred tax asset valuation allowance:

(in thousands)	AMOUNT
Balance at December 31, 2001	$3,357
Charged to expense:	814
Reclass from other accounts:	1,533
Deductions:	(141)

Balance at December 31, 2002	5,563
Charged to expense:	1,168
Charged to other accounts:	117
Deductions:	0

Balance at December 31, 2003	6,848

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX PROVISION, continued

The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 2002 (in thousands):

	AMOUNT	EXPIRATION PERIOD
U.S. — Federal	$89,944	2012-2023
U.S. — State	224,929	2004-2023
Luxembourg	21	None
Australia	65,863	None
Canada	4,251	2004-2010

	$385,008

As part of certain acquisitions, the Company acquired net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards may be limited by the Internal Revenue Code Section 382. These tax loss carryforwards expire in the years 2004 through 2020. As of December 31, 2003 the Company had $52.9 million of U.S.-State net operating loss carryforwards that were acquired through acquisitions.

No provision was made in 2003 for U.S. income taxes on undistributed earnings of the Canadian or Australian subsidiaries as it is the intention of management to utilize those earnings in their respective operations for an indefinite period of time. During February 2004, our 55% equity interest in Ferronor, a Chilean railroad, was sold. The sale of this equity interest is expected to result in a U.S. tax provision in 2004 of approximately $2.5 million and a Chilean tax provision in 2004 of approximately $1.5 million.

12.	STOCK OPTIONS AND RESTRICTED STOCK

The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 1 for the total compensation costs that would have been recognized in 2003, 2002, and 2001 if the stock options issued were valued based on the fair value at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 46%, 46% and 41%; risk-free interest rate of 2.6%, 3.0% and 4.6%; and expected lives of 5, 5 and 5 years. The weighted average fair value of options granted for 2003, 2002 and 2001 were $3.68, $4.52, and $5.03, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK OPTIONS AND RESTRICTED STOCK, continued

Information regarding the above options for 2003, 2002 and 2001 is as follows:

		WEIGHTED		WEIGHTED
	NUMBER OF	AVERAGE	NUMBER OF	AVERAGE
	OUTSTANDING	EXERCISE	SHARES	EXERCISE
	SHARES	PRICE	EXERCISABLE	PRICE
Outstanding at January 1, 2001	3,451,091	$7.23
Granted	1,494,289	$11.72
Exercised	(936,223)	$5.31
Forfeited	(62,855)	$7.74

Outstanding at December 31, 2001	3,946,302	$9.37	2,557,233	$8.70

Granted	1,876,000	$10.31
Exercised	(82,912)	$6.79
Forfeited	(98,159)	$11.02

Outstanding at December 31, 2002	5,641,231	$9.69	3,921,857	$9.25

Granted	227,150	$8.50
Exercised	(191,423)	$7.80
Forfeited	(458,783)	$10.52

Outstanding at December 31, 2003	5,218,175	$9.64	4,585,966	$9.60

Authorized at December 31, 2003.	5,792,258

The following table summarizes information about stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICE	OF OPTIONS	LIFE	PRICE	OF OPTIONS	PRICE
$3.50-$5.00	174,634	2.26	$4.52	174,634	$4.52
$5.01-$7.50	388,234	5.54	$6.54	388,234	$6.54
$7.51-$10.00	1,907,307	6.07	$8.73	1,762,207	$8.75
$10.01-$14.45	2,748,000	8.30	$11.03	2,260,891	$11.18

	5,218,175			4,585,966

The Company maintains an Employee Stock Purchase Plan for all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. For the years ended December 31, 2003, 2002 and 2001, 38,845, 25,081 and 21,943 shares of common stock, respectively, were sold to employees under this plan.

In June 2003, the Company’s Board of Directors authorized the issuance of 170,650 restricted shares of common stock to approximately 75 employees. Restricted stock awards are expensed ratably over the vesting period. Restricted stock awards granted are scheduled to vest over three to five years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows vesting to accelerate when certain performance measures are met. These measures are based upon the attainment of a specific Consolidated Earnings Per Share (“EPS”) of the Company as of the last day of the calendar year ending immediately preceding the applicable Vesting Date. If the measure is met for the first calendar year, then one-third of the restricted stock will vest on the first anniversary. This is true for the next two years and remains applicable for the fourth year if one of the previous years’ targets are not met. On the fifth anniversary of the grant date, any remaining balance of unvested shares will become fully vested. Unearned compensation will be recognized as compensation expense ratably over the remaining vesting periods. The restricted stock amortization expense totaled $0.1 million for the year ended December 31, 2003.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest from financing activities during 2003, 2002 and 2001 was $33.7 million, $41.0 million and $54.6 million, respectively. Cash paid (received) for income taxes during 2003, 2002 and 2001 was $3.1 million, $0.2 million and $(1.1) million, respectively.

The amounts included in depreciation and amortization on the Consolidated Statement of Cash Flows are comprised of the depreciation and amortization expense for both continuing and discontinued operations as well as the amortization of deferred financing costs for both continuing and discontinued operations.

The following table summarizes the net cash used in acquisitions, net of cash acquired, for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001
Common stock issued for businesses acquired	$—	$40,905	$—
Debt issued for business acquired	—	—	—
Details of acquisitions:
Working capital components, other than cash	—	(1,860)	—
Property and equipment	(26,941)	(173,249)	—
Other assets	—	(9)	—
Goodwill	—	(850)	—
Notes payable and loans payable	—	1,531	—
Deferred income taxes payable	1,095	44,173	—

Net cash used in acquisitions	$(25,846)	$(89,359)	$—

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company currently uses derivatives to hedge against increases in fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (Loss) as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 7% of total revenues during 2003. Due to the significance of fuel expenses to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. For 2003, approximately 35% of the Company’s fuel costs were subject to fuel hedges. The Company has not entered into any fuel hedges for 2004 or beyond. The market is being closely monitored for reentry points.

Interest on the Company’s senior credit facility is payable at variable rates indexed to LIBOR. To partially mitigate the volatility of LIBOR, the Company entered into two interest rate swaps in May 2000. These swaps were accounted for as cash flow hedges under SFAS No. 133 and qualified for the short cut method of recognition. The interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

three-year period. In 2001, the Company extended the interest rate swaps for two years and reduced the LIBOR rate to 6.723%. As noted in Note 8, the Company terminated its interest rate swaps and reclassified $17.1 million from accumulated other comprehensive income (loss) against earnings during the year ended 2002, in connection with the refinancing of the senior credit facility.

In June 2002, the Company, as required under its new senior credit facility, entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.6 million at December 31, 2003.

On November 8, 2002, the Company entered into two interest rate swaps for a total amount of $300 million for the period commencing December 5, 2002 through November 24, 2003. Under the terms of the interest rate swaps, the LIBOR component of the Company’s interest rate was fixed at 1.62% on $300 million of debt. The swaps qualified, designated and were accounted for as cash flow hedges under SFAS No. 133. These swaps terminated as planned on November 24, 2003 and thus had no fair value at December 31, 2003.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.1 million at December 31, 2003.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at December 31, 2003.

Fluctuations in the market interest rate will affect the cost of our remaining borrowings. At December 31, 2003, Accumulated Other Comprehensive Income (Loss) included a $ 1.0 million charge, net of taxes, relating to the interest rate collars and swaps. Were the Company to refinance the debt with terms different than the terms of the debt currently hedged, the hedged transaction would no longer be effective and any deferred gains or losses would be immediately recognized into income.

Management believes that the fair value of its senior long-term debt approximates its carrying value based on the variable rate nature of the financing, and for all other long-term debt based on current borrowing rates available with similar terms and maturities. The fair value of the senior subordinated notes is $150.8 million (face amount of $130 million) as of December 31, 2003, based on the quoted market price.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	PENSION AND OTHER BENEFIT PROGRAMS

The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.

DEFINED BENEFIT — The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway Company (“CPR”) to a subsidiary of RailLink, Ltd. The defined benefit portion of the plan is a mirror plan of CPR’s defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CPR transferred to the Company the appropriate value of each employee’s pension entitlement.

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 (in thousands):

	January 1, 2003 to	January 1, 2002 to	January 1, 2001 to
	December 31, 2003	December 31, 2002	December 31, 2001
EXCHANGE RATE BEGINNING OF YEAR	$0.63	$0.63	$0.67
EXCHANGE RATE END OF YEAR	$0.77	$0.63	$0.63
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$3,910	$3,282	$3,114
Service cost	96	64	60
Interest cost	310	230	205
Plan participants’ contributions	231	96	89
Actuarial loss	580	244	0
Settlements	(916)	0	0
Curtailments	(96)	0	0
Benefits paid	(11)	(6)	0
Foreign currency exchange rate changes	869	0	(186)

Benefit obligation at end of period	$4,973	$3,910	$3,282

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$3,064	$3,164	$3,201
Actual return on plan assets	443	(291)	(54)
Employer contribution	129	100	101
Plan participants’ contributions	135	97	106
Settlements	(916)	0	0
Benefits paid	(11)	(6)	0
Foreign currency exchange rate changes	681	0	(190)

Fair value of plan assets at end of period	$3,525	$3,064	$3,164

Funded status — (accrued) benefit cost	$(1,448)	$(846)	$(118)

Unrecognized net actuarial loss	1,183	853	96
Unrecognized prior service cost	164	182	197

Prepaid (accrued) benefit cost	$(101)	$189	$175

ASSUMPTIONS
Discount rate	6.00%	6.50%	7.00%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	3.50%	4.00%	4.50%
Inflation rate	3.00%	3.50%	3.50%

COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$96	$64	$60
Interest cost	310	230	205
Expected return on plan assets	(262)	(222)	(241)
Amortization of prior service cost	18	15	15
Amortization of net actuarial loss	38	0	0
Curtailment loss	40	0	0
Settlement loss	219	0	0

Net periodic pension cost	$459	$87	$39

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	PENSION AND OTHER BENEFIT PROGRAMS, continued

	December 31,	December 31,	December 31,	Target Allocation
Plan Assets (Market Value) for the years ending:	2003	2002	2001	2004
Integra Strategic Allocated Pool Fund	100%	100%	100%	100%
Fund holdings by class:
a) Equity securities	59.3%	60.7%	60.5%	60.0%
b) Debt securities	36.7%	36.1%	36.3%	40.0%
c) Real estate	0.0%	0.0%	0.0%	0.0%
d) Other	4.0%	3.2%	3.2%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Expected long-term rate of return on assets	7.00%	7.00%	8.00%
Expected rate of return on equity securities	8.50%	8.50%	9.50%
Expected rate of return on debt securities	5.75%	5.75%	6.50%

For the years ended:
(in thousands)	2003	2002	2001
Projected benefit obligation	$4,973	$3,910	$3,282
Accumulated benefit obligation	$3,726	$2,793	$2,264
Fair Value of Plan assets	$3,525	$3,064	$3,164

Cash Flows (in thousands)
For the years ended:	2003	2002	2001
Employer Contributions
Current service payments	$129	$100	$101
Unfunded liability payments	0	0	0

Total	$129	$100	$101

Participant Contributions	$135	$97	$106
Benefit Payments	$11	$6	$0

Estimated Future Benefit Payments (in thousands)
2005	$30
2006	32
2007	47
2008	49
2009	69
2010-2019	275

Freight Australia’s employees participate in the Victorian government’s superannuation funds. The contributions made by Freight Australia are as follows for the year ended December 31, 2003, 2002 and December 31, 2001 (in thousands):

	2003	2002	2001
Total contributions	$2,308	$2,012	$1,566

DEFINED CONTRIBUTION — The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the year

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	PENSION AND OTHER BENEFIT PROGRAMS, continued

ended December 31, 2003, 2002 and 2001 for the defined contribution members was $0.6 million, $0.5 million and $0.3 million, respectively.

PROFIT SHARING PLAN — The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees’ contribution up to a maximum annual contribution of $1,500 per eligible employee. An employee becomes 100% vested with respect to the employer contributions after completing five years of service. Employer contributions during the years ended December 31, 2003, 2002 and 2001 were approximately $0.7 million, $0.6 million and $0.5 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

In 2000, certain parties filed property damage claims totaling approximately $26.3 million against RaiLink Ltd. and RaiLink Canada Ltd., wholly-owned subsidiaries of RailAmerica, Inc., and others in connection with fires that allegedly occurred in 1998. The Company vigorously defended these claims and has insurance coverage up to approximately $15.5 million to cover these claims. During January 2004, a settlement was reached with the principal claimants for amounts within the insurance coverage. As a consequence, management has determined that these claims will not have any adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, as well as corporate expenses. The international segment has been restated for the exclusion of the Chilean and Australian operations except for total assets and capital expenditures, due to their reclassification to discontinued operations.

Business and geographical segment information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

YEAR ENDED DECEMBER 31, 2003:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA
Revenue	$358,381	$287,548	$70,833	$—	$—
Depreciation and amortization	$24,260	$20,053	$4,207	$—	$—
Income before income taxes	$42,470	$28,130	$14,340	$—	$—
Interest expense	$32,499	$30,464	$2,035	$—	$—
Total assets	$1,232,490	$746,085	$183,278	$59,011	$244,116
Capital expenditures	$71,508	$44,034	$10,257	$2,189	$15,028

YEAR ENDED DECEMBER 31, 2002:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA
Revenue	$333,329	$274,252	$59,077	$—	$—
Depreciation and amortization	$22,303	$18,428	$3,875	$—	$—
Income before income taxes	$4,445	$(1,184)	$5,629	$—	$—
Interest expense	$35,910	$32,630	$3,280	$—	$—
Total assets	$1,106,553	$715,615	$141,853	$56,209	$192,876
Capital expenditures	$65,682	$37,980	$8,587	$2,021	$17,094

YEAR ENDED DECEMBER 31, 2001:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA
Revenue	$246,116	$184,216	$61,900	$—	$—
Depreciation and amortization	$17,461	$13,938	$3,523	$—	$—
Income before income taxes	$8,600	$6,629	$1,971	$—	$—
Interest expense	$42,034	$35,676	$6,358	$—	$—
Total assets	$891,168	$630,607	$87,952	$59,342	$113,267
Capital expenditures	$61,675	$29,148	$9,869	$2,444	$20,214

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	UNAUDITED QUARTERLY FINANCIAL DATA

All quarterly financial data has been restated for the inclusion of Ferronor’s and Freight Australia’s results in discontinued operations. The diluted earnings per share for each quarter will not necessarily add-up to the amount reported for the entire fiscal year on the Consolidated Statements of Income due to variations in the calculation for each quarter related to convertible debt .

Quarterly financial data for 2003 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$86,478	$86,834	$91,192	$93,877
Operating income	$17,034	$18,739	$20,524	$18,605
Income from continuing operations	$5,812	$6,803	$7,075	$4,977
Net income	$4,334	$4,693	$4,232	$1,431
Basic income from continuing operations per share	$0.18	$0.21	$0.22	$0.16
Diluted income from continuing operations per share	$0.18	$0.21	$0.22	$0.15

Quarterly financial data for 2002 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Operating revenue	$82,028	$82,860	$84,831	$83,610
Operating income	$14,649	$15,765	$17,123	$18,374
Income(loss) from continuing operations	$2,961	$(13,321)	$6,172	$6,670
Net income (loss)	$5,143	$(10,725)	$5,913	$1,822
Basic income (loss) from continuing operations per share	$0.09	$(0.41)	$0.19	$0.21
Diluted income (loss) from continuing operations per share	$0.09	$(0.41)	$0.19	$0.20

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. (“Issuer”), a wholly-owned subsidiary of RailAmerica, Inc. (“Parent”), sold units including 12 7/8% senior subordinated notes, which are registered with the Securities and Exchange Commission. The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holdings, Inc.

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2003
(in thousands)

				NON
		COMPANY	GUARANTOR	GUARANTOR
	ISSUER	(PARENT)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets:
Cash	$2,750	$219	$140	$10,605	$—	$13,714
Accounts and notes receivable	—	246	43,024	9,042	—	52,312
Current assets of discontinued operations		—	—	36,319	—	36,319
Other current assets	67	(176)	9,130	3,097	—	12,118

Total current assets	2,817	289	52,294	59,063	—	114,463

Property, plant and equipment, net	—	1,321	667,506	157,819	—	826,646
Long-term assets of discontinued operations			—	263,007	—	263,007
Other assets	15,034	2,035	4,767	6,538	—	28,374
Investment in and advances to affiliates	334,653	375,033	41,444	(6,841)	(744,289)	—

Total assets	$352,504	$378,678	$766,011	$479,586	$(744,289)	$1,232,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,650	$21,534	$409	$500	$—	$25,093
Accounts payable	(5,310)	(10,705)	46,410	4,456	—	34,851
Accrued expenses	7,515	2,621	18,118	3,036	—	31,290
Current liabilities of discontinued operations	—	—	—	40,338	—	40,338

Total current liabilities	4,855	13,450	64,937	48,330	—	131,572

Long-term debt, less current maturities	273,700	—	11,580	42,000	—	327,280
Subordinated debt	121,506	—	—	—	—	121,506
Deferred income taxes	(17,569)	(6,532)	147,561	27,324	—	150,784
Long-term liabilities of discontinued operations	—	—	—	115,907	—	115,907
Other liabilities	1,531	—	7,348	4,802	—	13,681
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	262,384	495,027	84,042	(579,827)	262,384
Retained earnings	(31,313)	62,745	36,295	35,992	(40,974)	62,745
Accumulated other comprehensive Income	(964)	46,599	—	57,600	(56,636)	46,599

Total stockholders’ equity	(31,519)	371,760	534,585	241,223	(744,289)	371,760

Total liabilities and stockholders’ equity	$352,504	$378,678	$766,011	$479,586	$(744,289)	$1,232,490

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the year ended December 31, 2003
(in thousands)

				NON
		COMPANY	GUARANTOR	GUARANTOR
	ISSUER	(PARENT)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Operating revenue	$—	$148	$287,400	$70,833	$—	$358,381

Operating expenses:
Transportation	—	—	145,979	37,782	—	183,761
Selling, general and administrative.	35	8,892	62,196	7,597	—	78,720
Gain on sale and impairment of assets (net)	—	(4)	(2,964)	(294)	—	(3,262)
Depreciation and amortization	—	251	19,772	4,237	—	24,260

Total operating expenses	35	9,139	224,983	49,322	—	283,479

Operating (loss) income	(35)	(8,991)	62,417	21,511	—	74,902
Interest expense	(4,834)	(1,702)	(24,112)	(1,851)	—	(32,499)
Equity in earnings of subsidiaries	12,652	9,425	—	—	(22,077)	—
Other income (expense)	—	13,792	(8,405)	(5,320)	—	67

Income from continuing operations before income taxes	7,783	12,524	29,900	14,340	(22,077)	42,470
Provision for income taxes	(1,642)	(2,166)	13,415	8,196	—	17,803

Income from continuing operations	9,425	14,690	16,485	6,144	(22,077)	24,667
Income from discontinued operations (net of tax)	—	—	—	(9,977)	—	(9,977)
Net income	$9,425	$14,690	$16,485	$(3,833)	$(22,077)	$14,690

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2003
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,425	$14,690	$16,485	$(3,833)	$(22,077)	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,792	1,005	19,689	22,267	—	46,753
Equity in earnings of subsidiaries	(12,652)	(9,425)	—	—	22,077	—
Gain on sale or disposal of properties	—	(4)	(2,964)	(294)	—	(3,262)
Deferred income taxes	(3,003)	(2,351)	13,810	4,401	—	12,857
Other	—	375	—	(192)	—	183
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(71)	(3,308)	(280)	—	(3,659)
Other current assets	(67)	219	3,173	(5,178)	—	(1,853)
Accounts payable	421	(54)	(2,253)	6,713	—	4,827
Accrued expenses	380	(369)	2,842	(1,817)	—	1,036
Other assets and liabilities	28	(408)	(244)	(2,478)	—	(3,102)

Net cash provided by (used in) operating activities	(1,676)	3,607	47,230	19,309	—	68,470

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(155)	(43,879)	(27,474)	—	(71,508)
Proceeds from sale of properties	—	3,500	7,415	312	—	11,227
Acquisitions, net of cash acquired	—	—	(25,846)	—	—	(25,846)
Deferred acquisition costs and other	—	(791)	—	(1,179)	—	(1,970)

Net cash used in investing activities	—	2,554	(62,310)	(28,341)	—	(88,097)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	47,700	—	73	389	—	48,162
Principal payments on long-term debt	(36,350)	—	(343)	(9,761)	—	(46,454)
Disbursements/receipts on intercompany debt	(6,229)	(15,292)	15,121	6,400	—	—
Proceeds from exercise of stock options and warrants	—	1,681	—	—	—	1,681
Purchase of treasury stock	—	(1,226)	—	—	—	(1,226)
Deferred financing costs paid	(695)	—	—	—	—	(695)

Net cash provided by (used in) financing activities	4,426	(14,837)	14,851	(2,972)	—	1,468

Effect of exchange rates on cash	—	—	—	2,986	—	2,986

Net (decrease) increase in cash	2,750	(8,676)	(229)	(9,018)	—	(15,173)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$2,750	$219	$140	$10,605	$—	$13,714

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2002
(in thousands)

				NON
		COMPANY	GUARANTOR	GUARANTOR
	ISSUER	(PARENT)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets:
Cash	$—	$8,895	$369	$19,623	$—	$28,887
Cash held in escrow	—	245	—	126	—	371
Accounts and notes receivable	—	654	39,984	22,825	—	63,463
Current assets of discontinued operations		—	—	5,834	—	5,834
Other current assets	—	3,243	13,660	5,526	—	22,429

Total current assets	—	13,037	54,013	53,934	—	120,984

Property, plant and equipment, net	42	1,374	620,534	282,303	—	904,253
Long-term assets of discontinued operations			—	50,355	—	50,355
Other assets	16,892	1,163	8,136	4,770	—	30,961
Investment in and advances to affiliates	292,664	272,696	112,671	(4,623)	(673,409)	—

Total assets	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,650	$—	$450	$1,100	$—	$4,200
Accounts payable	149	988	30,512	15,073	—	46,722
Accrued expenses	7,135	3,020	21,558	6,707	—	38,420
Current liabilities of discontinued operations	—	—	—	11,624	—	11,624

Total current liabilities	9,934	4,008	52,520	34,504	—	100,966

Long-term debt, less current maturities	262,350	—	11,871	108,900	—	383,121
Subordinated debt	120,224	21,107	—	—	—	141,331
Deferred income taxes	(20,251)	(15,747)	154,331	31,826	—	150,159
Long-term liabilities of discontinued operations	—	—	—	27,283	—	27,283
Other liabilities	2,504	—	7,803	14,483	—	24,790
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	261,372	433,564	66,715	(501,037)	261,372
Retained earnings	(64,268)	48,055	131,527	53,003	(120,262)	48,055
Accumulated other comprehensive Income	(1,653)	(30,556)	475	(13,564)	14,742	(30,556)

Total stockholders’ equity	(65,163)	278,903	568,829	169,743	(673,409)	278,903

Total liabilities and stockholders’ equity	$309,598	$288,271	$795,354	$386,739	$(673,409)	$1,106,553

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2002
(in thousands)

				NON
		COMPANY	GUARANTOR	GUARANTOR
	ISSUER	(PARENT)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Operating revenue	$—	$—	$274,251	$59,078	$—	$333,329

Operating expenses:
Transportation	—	—	138,367	33,238	—	171,605
Selling, general and administrative	187	25,230	51,100	4,752	—	81,269
Gain on sale and impairment of assets (net)	—	101	(9,191)	(65)	—	(9,155)
Terminated motor carrier operations, net		—	—	1,396	—	1,396
Depreciation and amortization	92	200	18,136	3,875	—	22,303

Total operating expenses	279	25,531	198,412	43,196	—	267,418

Operating (loss) income	(279)	(25,531)	75,839	15,882	—	65,911
Interest expense	(7,168)	(1,532)	(23,797)	(3,413)	—	(35,910)
Equity in earnings of subsidiaries	21,177	(701)	—	—	(20,476)	—
Other income (expense)	(25,559)	21,001	(14,158)	(6,840)	—	(25,556)

Income from continuing operations before income taxes	(11,829)	(6,763)	37,884	5,629	(20,476)	4,445
Provision for income taxes	(11,128)	(8,916)	18,924	3,083	—	1,963

Income from continuing operations	(701)	2,153	18,960	2,546	(20,476)	2,482
Gain from sale of discontinued operations (net of tax)	—	—	387	—	—	387
Income from discontinued operations (net of tax)	—	—	—	(716)	—	(716)

Net income	$(701)	$2,153	$19,347	$1,830	$(20,476)	$2,153

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(701)	$2,153	$19,347	$1,830	$(20,476)	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,795	955	18,162	18,339	—	41,251
Financing costs	25,433	—	—	—	—	25,433
Equity in earnings of subsidiaries	(21,177)	701	—	—	20,476	—
Gain on sale or disposal of properties	—	101	(10,588)	782	—	(9,705)
Deferred income taxes	(12,306)	(8,962)	20,142	3,344	—	2,218
Other	—	1,417	10	(685)	—	742
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,151)	4,780	(863)	—	2,766
Other current assets	22	2,483	(1,555)	(277)	—	673
Accounts payable	—	(727)	(4,776)	(137)	—	(5,640)
Accrued expenses	(1,777)	(1,751)	(2,167)	(4,224)	—	(9,919)
Other assets and liabilities	(17,057)	4,210	(1,739)	3,221	—	(11,365)

Net cash provided by (used in) operating activities	(23,768)	(571)	41,616	21,330	—	38,607

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(646)	(37,334)	(27,702)	—	(65,682)
Proceeds from sale of properties	—	963	7,963	365	—	9,291
Acquisitions, net of cash acquired	—	—	(89,359)	—	—	(89,359)
Change in restricted cash in escrow	—	—	1,357	—	—	1,357
Deferred acquisition costs and other	—	(3,008)	—	(2,672)	—	(5,680)

Net cash used in investing activities	—	(2,691)	(117,373)	(30,009)	—	(150,073)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	343,500	—	556	113,814	—	457,870
Principal payments on long-term debt	(346,254)	—	(883)	(11,502)	—	(358,639)
Disbursements/receipts on intercompany debt	41,905	(21,356)	76,408	(96,957)	—	—
Proceeds from exercise of stock options and warrants	—	385	—	—	—	385
Purchase of treasury stock	—	(4,921)	—	—	—	(4,921)
Deferred financing costs paid	(15,383)	—	—	—	—	(15,383)

Net cash provided by (used in) financing activities	23,768	(25,892)	76,081	5,355	—	79,312

Effect of exchange rates on cash	—	—	—	1,280	—	1,280

Net (decrease) increase in cash	—	(29,154)	324	(2,044)	—	(30,874)
Cash, beginning of period	—	38,049	45	21,667	—	59,761

Cash, end of period	$—	$8,895	$369	$19,623	$—	$28,887

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2001
(in thousands)

				NON
		COMPANY	GUARANTOR	GUARANTOR
	ISSUER	(PARENT)	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Operating revenue	$—	$1,776	$182,047	$62,293	$—	$246,116

Operating expenses:
Transportation	—	—	94,379	35,151	—	129,530
Selling, general and administrative	185	15,077	32,184	6,846	—	54,292
Gain on sale and impairment of assets (net)	26	—	(6,440)	(8)	—	(6,422)
Terminated motor carrier operations, net	—	—	—	263	—	263
Depreciation and amortization	1,031	130	12,777	3,523	—	17,461

Total operating expenses	1,242	15,207	132,900	45,775	—	195,124

Operating (loss) income	(1,242)	(13,431)	49,147	16,518	—	50,992
Interest expense	(9,606)	(1,581)	(23,854)	(6,993)	—	(42,034)
Equity in earnings of subsidiaries	22,419	12,615	—	—	(35,034)	—
Minority interest and other income (expense)	(378)	15,064	(7,490)	(7,554)	—	(358)

Income from continuing operations before income taxes	11,193	12,667	17,803	1,971	(35,034)	8,600
Provision for income taxes	(1,422)	(4,371)	5,114	2,450	—	1,771

Income from continuing operations	12,615	17,038	12,689	(479)	(35,034)	6,829
Income from discontinued operations (net of tax)	—	—	—	10,209	—	10,209
Net income	$12,615	$17,038	$12,689	$9,730	$(35,034)	$17,038

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001
(In thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,615	$17,038	$12,689	$9,730	$(35,034)	$17,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,584	891	13,853	12,682	—	32,011
Write-off of deferred loan costs	378	—	—	—	—	378
Equity in earnings of subsidiaries	(22,419)	(12,615)	—	—	35,034	—
Gain on sale or disposal of properties	—	—	(6,428)	(6)	—	(6,434)
Deferred income taxes	(3,244)	(4,371)	3,904	6,637	—	2,926
Other	—	—	—	1,350	—	1,350
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	11	1,038	3,450	799	—	5,298
Other current assets	12	(515)	5,049	4,041	—	8,587
Accounts payable	(74)	1,294	4,356	(4,404)	—	1,172
Accrued expenses	(2,249)	218	(11,397)	942	—	(12,485)
Other assets and liabilities	92	340	3,819	878	—	5,129

Net cash provided by (used in) operating activities	(10,294)	3,318	29,297	32,649	—	54,970

Cash flows from investing activities:
Purchase of property, plant and equipment	(7)	(421)	(30,674)	(30,573)	—	(61,675)
Proceeds from sale of properties	—	—	13,592	4,910	—	18,502
Change in restricted cash in escrow	—	(245)	1,291	—	—	1,046
Deferred acquisition costs and other	—	(2,319)	42	(2,300)	—	(4,577)

Net cash used in investing activities	(7)	(2,985)	(15,749)	(27,962)	—	(46,704)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	84,800	—	649	141	—	85,590
Principal payments on long-term debt	(136,762)	—	(5,326)	—	—	(142,088)
Disbursements/receipts on intercompany debt	62,263	(58,142)	(11,357)	7,236	—	—
Sale of Common Stock	—	89,736	—	—	—	89,736
Proceeds from exercise of stock options and warrants	—	8,343	—	—	—	8,343
Preferred stock dividends paid	—	(241)	—	—	—	(241)
Purchase of treasury stock	—	(1,987)	—	—	—	(1,987)
Deferred financing costs paid	—	—	—	—	—	—

Net cash provided by (used in) financing activities	10,301	37,709	(16,034)	7,377	—	39,353

Effect of exchange rates on cash	—	—	—	(948)	—	(948)

Net (decrease) increase in cash	—	38,042	(2,487)	11,115	—	46,671
Cash, beginning of period	—	7	2,944	10,139	—	13,090

Cash, end of period	$—	$38,049	$457	$21,254	$—	$59,761