Form 10-Q
period 2004-03-31
RAILAMERICA INC /DE
filed 2004-05-10
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, par value $.001 — 34,197,064 shares as of May 7, 2004

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2004

		Page
Part I.	Financial Information	3

	Item 1. Financial Statements	3

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4. Controls and Procedures	28

Part II.	Other Information	29

	Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Instruments	29

	Item 6. Exhibits and Reports on Form 8-K	29
Separation Agreement
Sec 302 Principal Executive Officer Certification
Sec 302 Principal Financial Officer Certification
Sec 906 Principal Executive Officer Certification
Sec 906 Principal Financial Officer Certification

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$7,819	$13,714
Accounts and notes receivable, net	53,676	52,312
Current assets of discontinued operations	32,488	36,319
Other current assets	12,507	12,118

Total current assets	106,490	114,463
Property, plant and equipment, net	858,032	826,646
Long-term assets of discontinued operations	216,568	263,007
Other assets	33,089	28,374

Total assets	$1,214,179	$1,232,490

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$17,411	$25,093
Accounts payable	37,779	34,851
Accrued expenses	27,971	31,290
Current liabilities of discontinued operations	21,726	40,338

Total current liabilities	104,887	131,572
Long-term debt, less current maturities	340,840	327,280
Subordinated debt	121,827	121,506
Deferred income taxes	153,143	150,784
Long-term liabilities of discontinued operations	96,927	115,907
Other liabilities	12,162	13,681

Total liabilities	829,786	860,730

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 33,398,631 shares and 32,094,387 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	33	32
Additional paid-in capital and other	275,640	262,384
Retained earnings	64,020	62,745
Accumulated other comprehensive income	44,700	46,599

Total stockholders’ equity	384,393	371,760

Total liabilities and stockholders’ equity	$1,214,179	$1,232,490

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2004 and 2003
(in thousands, except earnings per share)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating revenue	$97,043	$86,478

Operating expenses:
Transportation	52,496	43,972
Selling, general and administrative	22,511	20,201
Net gain on sale of assets	(378)	(367)
Depreciation and amortization	6,752	5,638

Total operating expenses	81,381	69,444

Operating income	15,662	17,034
Interest and other expense	(8,203)	(8,029)

Income from continuing operations before income taxes	7,459	9,005
Provision for income taxes	2,840	3,193

Income from continuing operations	4,619	5,812
Loss from sale of discontinued operations, net of income taxes	(3,951)	—
Income (loss) from discontinued operations, net of income taxes	607	(1,478)

Net income	$1,275	$4,334

Basic earnings (loss) per common share:
Continuing operations	$0.14	$0.18
Discontinued operations	(0.10)	(0.04)

Net income	$0.04	$0.14

Diluted earnings (loss) per common share:
Continuing operations	$0.14	$0.18
Discontinued operations	(0.10)	(0.04)

Net income	$0.04	$0.14

Weighted average common shares outstanding:
Basic	32,737	31,870
Diluted	33,894	34,082

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,275	$4,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	11,849	10,991
Gain on sale of assets	(378)	(367)
Deferred income taxes and other	6,768	2,300
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(4,517)	938
Other current assets	(554)	2,246
Accounts payable	(8,254)	(7,008)
Accrued expenses	(1,425)	(8,336)
Other assets and liabilities	3,971	(1,012)

Net cash provided by operating activities	8,735	4,086

Cash flows from investing activities:
Purchase of property, plant and equipment	(18,926)	(11,796)
Proceeds from sale of assets, net of Ferronor’s cash on-hand	9,501	917
Acquisitions, net of cash acquired	(24,645)	(3,547)
Deferred acquisition costs and other	(864)	(72)

Net cash used in investing activities	(34,934)	(14,498)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	57,274	—
Principal payments on long-term debt	(41,494)	(242)
Proceeds from exercise of stock options and warrants	4,671	282
Purchase of treasury stock	—	(542)
Deferred financing costs	(26)	—

Net cash provided by (used in) financing activities	20,425	(502)

Effect of exchange rates on cash	(121)	355

Net decrease in cash	(5,895)	(10,559)
Cash, beginning of period	13,714	28,887

Cash, end of period	$7,819	$18,328

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. The December 31, 2003 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

In March 2004, the Company announced that it had entered into an agreement to sell Freight Australia, its Australian railroad for AUD $285 million or US $214 million (based on the exchange rate on the date of the agreement). The completion of this sale is pending satisfaction of certain closing conditions, including government approval. If government approval is granted, the sale is expected to close late in the second quarter of 2004. Accordingly, Freight Australia’s results of operations have been reported in discontinued operations on the Company’s consolidated financial statements.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. During the quarter ended March 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on the Company’s consolidated financial statements.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2003 annual report on Form 10-K.

2. STOCK-BASED COMPENSATION

As of March 31, 2004, the Company has two stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock -Based Compensation,” to stock-based employee compensation.

	For the three months ended
	March 31,
	2004	2003
Net income, as reported	$1,275	$4,334
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(423)	(806)

Pro forma net income	$852	$3,528

Earnings per share:
Basic-as reported	$0.04	$0.14

Basic-pro forma	$0.03	$0.11

Diluted-as reported	$0.04	$0.14

Diluted-pro forma	$0.03	$0.11

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. EARNINGS PER SHARE

For the three months ended March 31, 2004 and 2003, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2004, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 1.1 million options and warrants were excluded from the calculation for the three months ended March 31, 2004, as well as the assumed conversion of $13.7 million (1.4 million shares) of convertible debentures, as such securities were anti-dilutive.

For the three months ended March 31, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 8.5 million options and warrants were excluded from the calculation for the three months ended March 31, 2003, as such securities were anti-dilutive.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Income from continuing operations	$4,619	$5,812
Interest on convertible debt	—	325

Income from continuing operations (diluted)	$4,619	$6,137

Weighted average shares outstanding (basic)	32,737	31,870
Options and warrants	1,157	27
Convertible debt	—	2,185

Weighted average shares outstanding (diluted)	33,894	34,082

4. DISCONTINUED OPERATIONS

In March 2004, the Company entered into an agreement to sell its Australian railroad, Freight Australia for AUD $285 million or US $214 million (based on the exchange rate on the date of the agreement). Accordingly, Freight Australia’s results of operations for the periods presented have been classified as discontinued operations, net of applicable income taxes. In addition, the assets and liabilities of Freight Australia have been classified as assets and liabilities of discontinued operations on the March 31, 2004 and December 31, 2003 balance sheets. Gains realized on the sale of this business will be reported in the period in which the divestiture is complete. If the sale of Freight Australia is completed, the Company is required to repay the $59 million remaining balance of its Australian term loan and may use the remaining net proceeds to repay debt in the United States. The Company is currently reviewing the tax implications of the proposed sale and believes its tax planning strategies will minimize any potential tax charge of the transaction.

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three months ended March 31, 2004 and 2003, $1.3 million and $1.2 million, respectively, of interest expense was allocated to discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. DISCONTINUED OPERATIONS, continued

The results of operations for Freight Australia were as follows (in thousands):

	For the three months
	ended March 31,
	2004	2003
Operating revenue	$39,244	$20,751

Operating income (loss)	2,566	(982)

Pretax income (loss)	578	(2,691)
Income tax benefit	(29)	(888)

Income (loss) from discontinued operations, net of tax	$607	$(1,803)

The major classes of assets and liabilities of Freight Australia were as follows (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, net	$24,996	$20,965
Other current assets	7,492	6,998

Total current assets	32,488	27,963
Property, plant and equipment, net	213,260	210,604
Other assets	3,308	3,980

Total assets	$249,056	$242,547

Current maturities of long- term debt	$600	$600
Accounts payable	14,411	22,033
Accrued expenses	6,715	2,300

Total current liabilities	21,726	24,933
Long-term debt, less current maturities	62,840	58,800
Deferred income taxes	15,749	15,152
Other liabilities	18,338	16,234

Total liabilities	$118,653	$115,119

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. During the quarter ended March 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on the Company’s consolidated financial statements.

The results of operations for Ferronor were as follows (in thousands):

	For the three months
	ended March 31,
	2004	2003
Operating revenue	$—	$6,198

Operating income	$—	$962

Income from discontinued operations	$—	$389
Income tax provision	—	64

Income from discontinued operations, net of tax	$—	$325

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. ACQUISITIONS

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, completed the acquisition of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of the acquisition. The pro forma impact of this acquisition is not material.

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

6. DISPOSITIONS

In October 2003, the Company sold the San Pedro and Southwestern Railway for $2.6 million in cash. The operating results of this railroad were not material. No gain or loss was recognized on this transaction.

7. DEBT

During the quarter ended March 31, 2004, the Company prepaid $4.1 million on the Canadian Term Loan, $0.5 million on the U.S. Term Loan and $0.1 million on the Australian Term Loan under the its senior credit facility. This resulted in a charge of $0.1 million to interest and other expense for the quarter ended March 31, 2004, for the unamortized portion of deferred loan costs related to this debt. As of March 31, 2004, the Company had $30.4 million and $4.1 million outstanding under the U.S. dollar and Australian dollar denominated portions of the $100 million revolving credit facility, respectively.

During the quarter ended March 31, 2004, $8.1 million of our junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $13.7 million.

8. HEDGING ACTIVITIES

The Company uses derivatives to hedge against increases in fuel prices and interest. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 9% of total revenue during the three months ended March 31, 2004. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2004, the Company has not entered into any fuel hedges for 2004 or beyond.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. HEDGING ACTIVITIES, continued

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $1.3 million at March 31, 2004.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at March 31, 2004.

On June 25 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.01 million at March 31, 2004.

9. COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the three months ended March 31, 2003, the Company repurchased 102,000 shares at a total cost of $0.5 million. As the program was not renewed, there were no shares repurchased during the quarter ended March 31, 2004.

10. COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of March 31, 2004 the accumulated other comprehensive income consisted of $1.0 million of unrealized losses related to hedging transactions and $45.7 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands).

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,275	$4,334
Other comprehensive income (loss):
Unrealized loss on derivatives designated as hedges, net of taxes	(79)	(304)
Change in cumulative translation adjustments	(1,820)	17,897

Total comprehensive income (loss)	$(624)	$21,927

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. PENSION DISCLOSURES

Components of the net periodic pension cost for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended
	March 31,
Net Periodic Cost	2004	2003
Service cost	$26	$21
Interest cost	74	67
Expected return on plan assets	(61)	(56)
Curtailment/ settlements loss	0	56
Amortization of net actuarial loss	11	8
Amortization of prior service costs	5	4

Net cost recognized	$55	$100

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and international rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada. The international segment has been restated for the exclusion of the Chilean and Australian operations except for total assets, due to their classification as discontinued operations.

Business segment information for the three ended March 31, 2004 and 2003 is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2004:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$97,043	$96,967	$—	$76
Depreciation and amortization	$6,752	$6,596	$—	$156
Operating income (loss)	$15,662	$18,597	$—	$(2,935)
Income (loss) before income taxes	$7,459	$8,850	$—	$(1,391)
Total assets	$1,214,179	$909,086	$259,556	$45,537

THREE MONTHS ENDED MARCH 31, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$86,478	$86,368	$—	$110
Depreciation and amortization	$5,638	$5,489	$—	$149
Operating income (loss)	$17,034	$19,075	$—	$(2,041)
Income before income taxes	$9,005	$8,857	$—	$148
Total assets	$1,116,301	$819,098	$254,998	$42,205

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets

Current assets:
Cash	$1,020	$1,184	$151	$5,464	$—	$7,819
Accounts and notes receivable, net	—	136	43,543	9,997	—	53,676
Current assets of discontinued operations	—	—	—	32,488	—	32,488
Other current assets	27	(116)	9,752	2,844	—	12,507

Total current assets	1,047	1,204	53,446	50,793	—	106,490
Property, plant and equipment, net	—	1,265	701,446	155,321	—	858,032
Long-term assets of discontinued operations	—	—	—	216,568	—	216,568
Other assets	14,345	1,221	3,860	13,663	—	33,089
Investment in and advances to affiliate	347,440	379,925	15,726	811	(743,902)	—

Total assets	$362,832	$383,615	$774,478	$437,156	$(743,902)	$1,214,179

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$2,650	$13,644	$617	$500	$—	$17,411
Accounts payable	(8,761)	(5,867)	48,667	3,740	—	37,779
Accrued expenses	4,626	1,617	17,482	4,246	—	27,971
Current liabilities of discontinued operations.	—	—	—	21,726	—	21,726

Total current liabilities	(1,485)	9,394	66,766	30,212	—	104,887
Long-term debt, less current maturities	289,635	—	13,280	37,925	—	340,840
Subordinated debt	121,827	—	—	—	—	121,827
Deferred income taxes	(15,003)	(10,172)	151,284	27,034	—	153,143
Long-term liabilities of discontinued operations	—	—	—	96,927	—	96,927
Other liabilities	268	—	7,156	4,738	—	12,162
Stockholders’ equity:
Common stock	—	33	3,263	63,589	(66,852)	33
Additional paid-in capital	758	275,640	494,970	85,880	(581,608)	275,640
Retained earnings	(32,125)	64,020	37,759	35,037	(40,671)	64,020
Accumulated other comprehensive income	(1,043)	44,700	—	55,814	(54,771)	44,700

Total stockholders’ equity	(32,410)	384,393	535,992	240,320	(743,902)	384,393

Total liabilities and stockholders’ equity	$362,832	$383,615	$774,478	$437,156	$(743,902)	$1,214,179

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$23	$77,287	$19,733	$—	$97,043

Operating expenses:
Transportation	—	—	40,883	11,613	—	52,496
Selling, general and administrative	—	3,025	17,196	2,290	—	22,511
Gain on sale of assets	—	—	(363)	(15)	—	(378)
Depreciation and amortization	—	63	5,583	1,106	—	6,752

Total operating expenses	—	3,088	63,299	14,994	—	81,381

Operating income (loss)	—	(3,065)	13,988	4,739	—	15,662
Interest and other expense	(1,252)	3,007	(8,100)	(1,858)	—	(8,203)
Equity in earnings of subsidiaries	1,089	263	—	—	(1,352)	—

Income (loss) from continuing operations before income taxes	(163)	205	5,888	2,881	(1,352)	7,459
Provision (benefit) for income taxes	(426)	(1,070)	2,783	1,553	—	2,840

Income (loss) from continuing operations	263	1,275	3,105	1,328	(1,352)	4,619
Loss on sale of discontinued operations (net of tax)	—	—	—	(3,951)	—	(3,951)
Income from discontinued operations (net of tax)	—	—	—	607	—	607

Net income (loss)	$263	$1,275	$3,105	$(2,016)	$(1,352)	$1,275

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$263	$1,275	$3,105	$(2,016)	$(1,352)	$1,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	997	265	5,581	5,006	—	11,849
Equity in earnings of subsidiaries	(1,089)	(263)	—	—	1,352	—
Gain on sale of assets	—	—	(1,986)	1,608	—	(378)
Deferred income taxes and other	(426)	(1,002)	4,405	3,791	—	6,768
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	—	91	423	(5,031)	—	(4,517)
Other current assets	40	(60)	(260)	(274)	—	(554)
Accounts payable	(25)	1,528	1,822	(11,579)	—	(8,254)
Accrued expenses	(4,202)	(1,004)	(370)	4,151	—	(1,425)
Other assets and liabilities	10	500	(127)	3,588	—	3,971

Net cash provided by operating activities	(4,432)	1,330	12,593	(756)	—	8,735

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(12,700)	(6,219)	—	(18,926)
Proceeds from sale of properties	—	—	548	8,953	—	9,501
Acquisitions, net of cash acquired	—	—	(24,645)	—	—	(24,645)
Deferred acquisition costs and other	—	(110)	—	(754)	—	(864)

Net cash used in investing activities	—	(117)	(36,797)	1,980	—	(34,934)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	46,200	—	—	11,074	—	57,274
Principal payments on long-term debt	(30,264)	—	9,316	(20,546)	—	(41,494)
(Disbursements)/receipts on intercompany debt	(13,234)	(4,919)	14,925	3,228	—	—
Proceeds from exercise of stock options and warrants	—	4,671	—	—	—	4,671
Other	—	—	(26)	—	—	(26)

Net cash provided by financing activities	2,702	(248)	24,215	(6,244)	—	20,425

Effect of exchange rates on cash	—	—	—	(121)	—	(121)

Net decrease in cash	(1,730)	965	11	(5,141)	—	(5,895)
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$1,020	$1,184	$151	$5,464	$—	$7,819

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets

Current Assets:
Cash	$2,750	$219	$140	$10,605	$—	$13,714
Accounts and notes receivable	—	246	43,024	9,042	—	52,312
Current assets of discontinued operations	—	—	—	36,319	—	36,319
Other current assets	67	(176)	9,130	3,097	—	12,118

Total current assets	2,817	289	52,294	59,063	—	114,463
Property, plant and equipment, net	—	1,321	667,506	157,819	—	826,646
Long-term assets of discontinued operations	—	—	—	263,007	—	263,007
Other assets	15,034	2,035	4,767	6,538	—	28,374
Investment in and advances to affiliates	334,653	375,033	41,444	(6,841)	(744,289)	—

Total assets	$352,504	$378,678	$766,011	$479,586	$(744,289)	$1,232,490

Liabilities and Stockholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$2,650	$21,534	$409	$500	$—	$25,093
Accounts payable	(5,310)	(10,705)	46,410	4,456	—	34,851
Accrued expenses	7,515	2,621	18,118	3,036	—	31,290
Current liabilities of discontinued operations	—	—	—	40,338	—	40,338

Total current liabilities	4,855	13,450	64,937	48,330	—	131,572
Long-term debt, less current maturities	273,700	—	11,580	42,000	—	327,280
Subordinated debt	121,506	—	—	—	—	121,506
Deferred income taxes	(17,569)	(6,532)	147,561	27,324	—	150,784
Long-term liabilities of discontinued operations	—	—	—	115,907	—	115,907
Other liabilities	1,531	—	7,348	4,802	—	13,681
Stockholders’ equity:
Common stock	—	32	3,263	63,589	(66,852)	32
Additional paid-in capital	758	262,384	495,027	84,042	(579,827)	262,384
Retained earnings	(31,313)	62,745	36,295	35,992	(40,974)	62,745
Accumulated other comprehensive income	(964)	46,599	—	57,600	(56,636)	46,599

Total stockholders’ equity	(31,519)	371,760	534,585	241,223	(744,289)	371,760

Total liabilities and stockholders’ equity	$352,504	$378,678	$766,011	$479,586	$(744,289)	$1,232,490

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$146	$69,333	$16,999	$—	$86,478

Operating expenses:
Transportation	—	—	34,211	9,761	—	43,972
Selling, general and administrative	9	2,345	16,014	1,833	—	20,201
Gain on sale of assets	—	—	(356)	(11)	—	(367)
Depreciation and amortization	—	62	4,557	1,019	—	5,638

Total operating expenses	9	2,407	54,426	12,602	—	69,444

Operating income (loss)	(9)	(2,261)	14,907	4,397	—	17,034
Interest and other expense	(1,694)	2,998	(8,083)	(1,250)	—	(8,029)
Equity in earnings of subsidiaries	2,340	1,216	—	—	(3,556)	—

Income (loss) from continuing operations before income taxes	637	1,953	6,824	3,147	(3,556)	9,005
Provision (benefit) for income taxes	(579)	(2,381)	4,423	1,730	—	3,193

Income (loss) from continuing operations	1,216	4,334	2,401	1,417	(3,556)	5,812
Income from discontinued operations (net of tax)	—	—	—	(1,478)	—	(1,478)

Net income (loss)	$1,216	$4,334	$2,401	$(61)	$(3,556)	$4,334

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,216	$4,334	$2,401	$(61)	$(3,556)	$4,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	934	252	4,562	5,243	—	10,991
Equity in earnings of subsidiaries	(2,340)	(1,216)	—	—	3,556	—
Gain on sale of properties	—	—	(356)	(11)	—	(367)
Deferred income taxes	(580)	(2,382)	4,356	906	—	2,300
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(480)	1,988	(570)	—	938
Other current assets	—	460	1,965	(179)	—	2,246
Accounts payable	—	(575)	(756)	(5,677)	—	(7,008)
Accrued expenses	(4,435)	(471)	(3,032)	(398)	—	(8,336)
Other assets and liabilities	8	27	(47)	(1,000)	—	(1,012)

Net cash provided by operating activities	(5,197)	(51)	11,081	(1,747)	—	4,086

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(41)	(9,501)	(2,254)	—	(11,796)
Proceeds from sale of properties	—	—	871	46	—	917
Acquisitions, net of cash acquired	—	—	(3,547)	—	—	(3,547)
Deferred acquisition costs and other	—	(72)	—	—	—	(72)

Net cash used in investing activities	—	(113)	(12,177)	(2,208)	—	(14,498)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(242)	—	—	(242)
(Disbursements)/receipts on intercompany debt	5,197	(7,946)	1,186	1,563	—	—
Proceeds from exercise of stock options and warrants	—	282	—	—	—	282
Purchase of treasury stock	—	(542)	—	—	—	(542)

Net cash used in financing activities	5,197	(8,206)	944	1,563	—	(502)

Effect of exchange rates on cash	—	—	—	355	—	355

Net decrease in cash	—	(8,370)	(152)	(2,037)	—	(10,559)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$—	$525	$217	$17,586	$—	$18,328

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

     Our growth is derived from increasing both carloads and our average rate per carload on our existing lines and from the acquisition of new lines. Total North American carloads increased by 9.4%, including 4.3% on a “same railroad” basis during the first quarter of 2004 compared to the first quarter of 2003, with the average rate per carload increasing from $271 to $287. During 2003 we acquired two branch lines, the San Luis and Rio Grande Railroad in Colorado and the Mobile Line which is contiguous with our existing Alabama and Gulf Coast Railway. In January 2004, we completed the acquisition of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan.

     Our North American rail group operates 46 railroads. Each of these railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the quarter ended March 31, 2004, bridge traffic accounted for 17%, coal accounted for 12%, and lumber and forest products accounted for 10% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 14%, chemicals generated 11% and agricultural and farm products generated 10% of our North American freight revenue. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the quarter ended March 31, 2004.

     A major focus for us in 2004 is to continue to decrease our leverage primarily through the disposition of non-strategic, non-core assets. Already in 2004, we have completed the sale of our 55% equity interest in Ferronor, a Chilean railroad and have entered into an agreement to sell Freight Australia, our Australian railroad.

     In March 2004, we entered into an agreement to sell our Australian railroad, Freight Australia, for AUD $285 million or US $214 million (based on the exchange rate on the date of the agreement). The completion of this sale is pending satisfaction of certain closing conditions, including government approval. If government approval is granted, the sale is expected to close late in the second quarter of 2004. Freight Australia’s results of operations have been presented in discontinued operations on our consolidated financial statements.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at LIBOR plus 3%. During the quarter ended March 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on our consolidated financial statements.

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

     Property, plant and equipment comprised 88% of our total assets as of March 31, 2004. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     On a consolidated basis, for the three months ended March 31, 2004, we recorded income from continuing operations of $4.6 million, or $0.14 per diluted share, and net income of $1.3 million, or $0.04 per diluted share, compared with income from continuing operations of $5.8 million, or $0.18 per diluted share, and net income of $4.3 million, or $0.14 per diluted share, for the three months ended March 31, 2003. Our operating revenue increased $10.5 million, or 12%, to $97.0 million for the three months ended March 31, 2004 from $86.5 million for the three months ended March 31, 2003. This increase was primarily due to the acquisitions of the Mobile Line, San Luis and Rio Grande Railroad and Central Michigan Railway, the appreciation of the Canadian dollar against the U.S. dollar and a 4.3% increase in “same railroad” carloads. Operating income decreased $1.3 million, or 8%, to $15.7 million for the three months ended March 31, 2004 from $17.0 million for the three months ended March 31, 2003. This decrease was primarily due to increases in casualty, labor and fuel costs, for the three months ended March 31, 2004.

     Interest and other expense, including amortization of deferred financing costs, increased $0.2 million, or 2%, to $8.2 million for the three months ended March 31, 2004 from $8.0 million in the first quarter of 2003 primarily due to the write-off of deferred loan costs associated with principal paydowns made in the first quarter of 2004.

     We recognized an after tax loss on the sale of discontinued operations of $4.0 million for the three months ended March 31, 2004 from the sale of our equity interest in the Chilean railroad, Ferronor due to the repatriation of the cash to the U.S.

     Income from discontinued operations increased $2.1 million to $0.6 million for the three months ended March 31, 2004 from a loss of $1.5 million for the three months ended March 31, 2003. This increase is primarily due to the recovery of the export grain market in Australia. Grain tonnage increased 120% for the three months ended March 31, 2004 over the comparable period in 2003.

     Set forth below is a discussion of the historical results of operations for our North American operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

Mobile Line	May 2003
San Luis and Rio Grande Railroad	June 2003
Central Michigan Railway	January 2004

     We disposed of certain railroads during 2003 as follows:

San Pedro & Southwestern Railway	October 2003

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31,
	2004		2003
Operating revenue	$96,967	100%	$86,368	100%

Operating expenses:
Maintenance of way	11,169	11.5%	8,938	10.3%
Maintenance of equipment	3,666	3.8%	3,526	4.1%
Transportation	28,168	29.0%	23,347	27.0%
Equipment rental	9,493	9.8%	8,147	9.4%
Selling, general and administrative	19,278	19.9%	17,846	20.7%
Depreciation and amortization	6,596	6.8%	5,489	6.4%

Total operating expenses	78,370	80.8%	67,293	77.9%

Operating income	$18,597	19.2%	$19,075	22.1%

OPERATING REVENUE. Operating revenue increased by $10.6 million, or 12%, to $97.0 million in the first quarter of 2004 from $86.4 million in the first quarter of 2003. Total carloads increased to 301,541 in 2004 from 275,480 in 2003. Excluding revenue of $0.1 million in 2003 from the disposed railroad, San Pedro and Southwestern Railway, and $6.1 million from the acquired railroads, Mobile Line, San Luis and Rio Grande Railroad and the Central Michigan Railway, operating revenue increased $4.6 million or 5% while carloads increased by 11,742 or 4%. The increase in “same railroad” revenue is due to a 12% improvement in the Canadian dollar, which positively impacted operating revenue by $2.4 million for the three months ended March 31, 2004, and an increase in carloads, where eleven out of fourteen of our commodity groups increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Non-freight revenue for the quarter ended March 31, 2003 included $1.0 million from the sale of easements along several of our railroad properties.

     The increase in the average rate per carload to $287 in the three months ended March 31, 2004 from $271 in 2003 was primarily due to the improvement in the Canadian dollar, the acquisition of the Mobile Line, which resulted in higher rates per carload due to the increased length of haul and a change in commodity mix.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2004 and 2003:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	March 31, 2004			March 31, 2003
	Frieght		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$12,525	30,464	$411	$12,581	31,665	$397
Chemicals	9,815	25,259	389	7,405	21,887	338
Agricultural & Farm Products	8,777	26,473	332	6,841	22,233	308
Metals	8,250	24,014	344	6,484	21,032	308
Paper Products	7,991	24,910	321	6,412	22,542	284
Coal	6,719	35,223	191	5,872	34,744	169
Railroad Equipment/Bridge Traffic	6,209	50,092	124	5,706	43,116	132
Food Products	6,105	18,387	332	4,665	14,752	316
Petroleum Products	5,711	13,631	419	5,445	13,498	403
Metallic/Non-metallic Ores	4,871	15,783	309	3,602	13,057	276
Minerals	4,313	12,141	355	4,167	11,388	366
Other	2,284	8,189	279	2,237	6,561	341
Autos	1,970	8,418	234	1,968	9,290	212
Intermodal	893	8,557	104	1,240	9,715	128

Total	$86,433	301,541	$287	$74,626	275,480	$271

     Lumber and forest product revenue was comparable at $12.5 million in the quarter ended March 31, 2004 and $12.6 million in the quarter ended March 31, 2003.

     Chemical revenue was $9.8 million in the quarter ended March 31, 2004 compared to $7.4 million in the quarter ended March 31, 2003, an increase of $2.4 million or 33%. This increase is primarily due to new contracts as a result of the Mobile Line and Central Michigan Railway acquisitions.

     Agricultural and farm products revenue was $8.8 million in the quarter ended March 31, 2004 compared to $6.8 million in the quarter ended March 31, 2003, an increase of $2.0 million or 28%. This increase is primarily due to a strong demand for grain in Kansas and Ohio and a poor 2002 harvest that negatively impacted carloads in 2003.

     Metals revenue was $8.3 million in the quarter ended March 31, 2004 compared to $6.5 million in the quarter ended March 31, 2003, an increase of $1.8 million or 27%. This increase is primarily due to increased carloads with an existing customer in North Carolina and new contracts in Alabama as a result of the Mobile Line acquisition.

     Paper products revenue was $8.0 million in the quarter ended March 31, 2004 compared to $6.4 million in the quarter ended March 31, 2003, an increase of $1.6 million or 25%. This increase is due to new contracts and longer hauls in Alabama as a result of the Mobile Line acquisition, an increase in paper production in Nova Scotia, increased business with existing customers in Oklahoma and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Coal revenue was $6.7 million in the quarter ended March 31, 2004 compared to $5.9 million in the quarter ended March 31, 2003, an increase of $0.8 million or 14%. This increase is a result of increased production at an existing customer and the strengthening of the Canadian dollar.

     Railroad equipment and bridge traffic revenue was $6.2 million in the quarter ended March 31, 2004 compared to $5.7 million in the quarter ended March 31, 2003, an increase of $0.5 million or 9%. This increase is due to the carload moves for a utility company in Arkansas returning to normal levels in 2004 from a decrease in 2003.

     Food products revenue was $6.1 million in the quarter ended March 31, 2004 compared to $4.7 million in the quarter ended March 31, 2003, an increase of $1.4 million or 31%. This increase is due to new business to move soybeans in Washington and increased business with existing customers in California.

     Petroleum products revenue was $5.7 million in the quarter ended March 31, 2004 compared to $5.4 million in the quarter ended March 31, 2003, an increase of $0.3 million or 5%. This increase is primarily due to an increase in the demand for petroleum products in Southern Ontario and new business in Indiana.

     Metallic and non-metallic ores revenue was $4.9 million in the quarter ended March 31, 2004 compared to $3.6 million in the quarter ended March 31, 2003, an increase of $1.3 million or 35%. This increase is due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad and increased carloads with existing customers in Texas.

     Minerals revenue was $4.3 million in the quarter ended March 31, 2004 compared to $4.2 million in the quarter ended March 31, 2003, an increase of $0.1 million or 4%.

     Other revenue was $2.3 million in the quarter ended March 31, 2004 compared to $2.2 million in the quarter ended March 31, 2003, an increase of $0.1 million or 2%.

     Autos revenue was comparable at $2.0 million in the quarters ended March 31, 2004 and 2003.

     Intermodal revenue was $0.9 million in the quarter ended March 31, 2004 compared to $1.2 million in the quarter ended March 31, 2003, a decrease of $0.3 million or 28%. This decrease is due to the closure of an intermodal facility in Indiana.

     OPERATING EXPENSES. Operating expenses increased to $78.4 million in the three months ended March 31, 2004 from $67.3 million in the comparable period in 2003. The operating ratio was 80.8% in 2004 compared to 77.9% in 2003. The increase in the operating ratio is primarily due to higher casualty, labor and fuel costs in 2004.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 11.5% in 2004 from 10.3% in 2003, primarily due to casualty costs incurred in the first quarter of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.8% in 2004 from 4.1% in 2003. This decrease is due to the timing of material purchases.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 29.0% in 2004 from 27.0% in 2003. This increase is primarily due to higher joint facility costs, which accounted for a 1.0 percentage point increase, higher fuel costs which accounted for a 0.6 percentage point increase and casualty costs which accounted for a 0.3 percentage point increase. Joint facility costs increased from the quarter ended March 31, 2003 to the quarter ended March 31, 2004 as a result of trackage rights and switch fees associated with the Mobile Line and Central Michigan Railway acquisitions. Fuel costs were $1.18 per gallon in 2004 compared to $1.08 cents per gallon in 2003 resulting in a $0.7 million increase in fuel expense in 2004.

     EQUIPMENT RENTAL. Equipment rental increased as a percentage of revenue to 9.8% in 2004 from 9.4% in 2003. This increase is due to the utilization of more per diem locomotive leases and increased car hire expense associated with congestion on Class I railroads which has led to bunching of interchanged traffic at certain customer locations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 19.9% in 2004 from 20.7% in 2003 due to the increase in revenue while selling, general, and administrative expenses remained relatively flat.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 6.8% in the first quarter of 2004 from 6.4% in the first quarter of 2003 due to acquisitions and capital expenditures.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $0.8 million to $3.2 million during the three months ended March 31, 2004 from $2.4 million in the three months ended March 31, 2003. This increase was primarily due to an increase in labor and purchased services.

     ASSET SALES. Net gains on sales of assets were comparable at $0.4 million for the three months ended March 31, 2004 and 2003.

     INTEREST AND OTHER EXPENSE. Interest expense, including amortization of deferred financing costs, increased $0.2 million to $8.2 million for the three months ended March 31, 2004 from $8.0 million in 2003. The increase in interest expense from 2003 to 2004 is primarily due to the write-off of deferred loan costs associated with debt that was paid down in the first quarter of 2004. Interest expense of $1.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively, has been allocated to discontinued operations.

     DISCONTINUED OPERATIONS. In March 2004, we announced that we had entered into an agreement to sell Freight Australia, our Australian railroad for AUD $285 million or US $214 million (based on the exchange rate on the date of the agreement). The completion of this sale is pending satisfaction of certain closing conditions, including government approval. If government approval is granted, the sale is expected to close late in the second quarter of 2004. Accordingly, Freight Australia’s results of operations have been reported in discontinued operations. Freight Australia’s revenue for the quarter ended March 31, 2004 increased $18.5 million, or 89%, to $39.2 million from $20.7 million for the quarter ended March 31, 2003. Revenue was positively impacted by $8.8 million due to the strengthening of the Australian dollar and the recovery of grain traffic from 2003. Operating income increased $3.6 million to $2.6 million for the quarter ended March 31, 2004 from a loss of $1.0 million for the quarter ended March 31, 2003 due to the recovery of the grain shipments. Grain tonnage moved in the first quarter of 2004 increased 120% to 1.1 million tons from 0.5 million tons in the first quarter of 2003.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the operating results and loss on sale of Ferronor in discontinued operations for the periods presented. During the quarter ended March 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. For the quarter ended March 31, 2003, $0.3 million of income is included in the income (loss) from discontinued operations for Ferronor.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. If the sale of Freight Australia is completed, the total availability under the revolving credit facility will decrease to $92.5 million. Cash flows from operations less capital expenditures was a net outflow of $10.2 million for the quarter ended March 31, 2004 compared to $7.7 million for the three months ended March 31, 2003. The increase in net cash outflow is primarily due to the timing of capital projects in North America and Australia. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.

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

Operating Activities

     Our cash provided by operating activities increased $4.6 million to $8.7 million for the quarter ended March 31, 2004 from $4.1 million for the comparable period in 2003. The improvement in cash flows from operating activities is primarily due to improved working capital management in 2004 and an increase in operating cash flows from Australia of $2.1 million due to the recovery from the drought in 2003. Total cash provided by operating activities for 2004 consists of $1.3 million in net income, $11.8 million in depreciation and amortization and $6.8 million in deferred income taxes, partially offset by $0.4 million of asset sale gains and $10.8 million of changes in working capital accounts compared to $4.3 million of net income, $11.0 million of depreciation and amortization and $2.3 million in deferred taxes, partially offset by $0.4 million in asset sale gains and $13.2 million of changes in working capital accounts in the first quarter of 2003.

Investing Activities

     Cash used in investing activities was $34.9 million for the three months ended March 31, 2004 compared to $14.5 million in the comparable quarter in 2003. The increase is primarily due to the use of cash for the acquisition of Central Michigan Railway in the first quarter of 2004. Capital expenditures for the three months ended March 31, 2004 were $18.9 million, or $7.1 million higher than the comparable quarter in 2003. This increase was primarily due to higher capitalized maintenance projects in Australia as a result of the increased grain tonnage and the appreciation of the Australian dollar. Asset sale proceeds were $9.5 million for the three months ended March 31, 2004 compared to $0.9 million in 2003 due to the sale of Ferronor in February 2004.

Financing Activities

     Cash (used in) provided by financing activities was $20.4 million for the three months ended March 31, 2004 compared to ($0.5) million in 2003. The increase of $20.9 million was primarily due to borrowings in January 2004 on the U.S. revolver used to finance the acquisition of Central Michigan Railway and cash proceeds from the exercise of options and warrants in the first quarter for $4.7 million. The primary use of cash in 2003 was the purchase of treasury stock for $0.5 million.

     As of March 31, 2004, we had working capital of $1.6 million, including cash on hand of $7.8 million, and $65.5 million of availability under our revolving credit facility compared to working capital deficit of $17.1 million, cash on hand of $13.7 million and $86.0 million of availability under our revolving credit facility at December 31, 2003. The working capital improvement at March 31, 2004 compared to December 31, 2003 is primarily due to the conversion of $8.1 million of our junior convertible subordinated debentures during the quarter ended March 31, 2004 and the sale of Ferronor, which had a working capital deficit of $7.0 million at December 31, 2003. The junior convertible subordinated debentures may be converted into common stock prior to July 31, 2004 at a conversion price of $10 per share. We are currently exploring several alternatives for repaying or refinancing these securities, if they are not converted prior to their redemption date. As of March 31, 2004, $8.8 million of our junior convertible subordinated debentures have been converted, leaving a balance of $13.7 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     Our senior credit facility requires 1% annual principal amortization and provides (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, (3) a $60 million Australian Term Loan and (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. In addition, we may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on a pro forma basis on the date of the additional borrowing. In March 2004, we prepaid $4.1 million on the Canadian Term Loan, $0.5 million on the U.S. Term Loan and $0.1 million on the Australian Term Loan. This resulted in a charge of $0.1 million to interest and other expense for the quarter ended March 31, 2004, for the unamortized portion of deferred loan costs related to this debt. As of March 31, 2004, we had $30.4 million and $4.1 million outstanding under the U.S. dollar and Australian dollar denominated portions of the $100 million revolving credit facility, respectively.

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

     On June 17, 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of March 31, 2004, the fair value of these collars was a net liability of $1.3 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at March 31, 2004.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.01 million at March 31, 2004.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     Our senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the senior credit facility could result in an event of default under the senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of March 31, 2004. One of the significant financial covenants, which requires us to keep below a specified ratio of debt to EBITDA (defined as net income excluding the results of Chilean operations, less deferred income taxes, interest expense, depreciation and amortization expense) on a twelve month rolling basis, will decrease throughout 2004. The ratio that must be met will be reduced to 4.25 for the earnings period ending June 30, 2004 and 4.00 for the earnings period ending September 30, 2004. As of March 31, 2004, the ratio that must be met is 4.50 or below. The calculation of our actual ratio as of March 31, 2004 was 4.267. We anticipate being in compliance with our covenants for the remainder of the year.

INFLATION

     Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by us; our dependence upon the agricultural industry as a significant user of our rail services; our dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of our employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core properties and assets; and regulation by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of March 31, 2004, the fair value of these collars was a net liability of $1.3 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net liability of $0.3 million at March 31, 2004.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.01 million at March 31, 2004.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 9% of total revenue during the quarter ended March 31, 2004. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We do not have any hedges in place for 2004 or beyond.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     During the quarter ended March 31, 2004, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.92	Separation agreement, dated April 7, 2004, between RailAmerica, Inc. and Gary O. Marino.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     January 20, 2004 report on Form 8-K was filed containing information required under Items 5 and 7and included a copy of the registrant’s press release announcing the sale of the Company’s equity interest in the Chilean Railroad, Ferronor.

     January 21, 2004 report on Form 8-K was filed containing information required under Items 5 and 7 and included revised financial information for the 2002 Annual Report reclassifying the Company’s Australian railroad, Freight Australia, to discontinued operations.

     February 9, 2004 report on Form 8-K was filed containing information required under Items 2 and 7 and included a copy of the Asset Purchase Agreement for the Central Michigan Railway.

     February 12, 2004 report on Form 8-K was furnished containing information required under Items 7 and 9 and included a copy of the registrant’s press release announcing the presentation given at the Deutsche Bank Transportation Conference and a copy of the presentation.

     February 19, 2004 report on Form 8-K was furnished containing information required under Items 7, 9 and 12 and included a copy of the registrant’s press release announcing the Fourth Quarter and Full Year ended December 31, 2003 Earnings Results.

     March 15, 2004 report on Form 8-K was filed containing information required under Items 5 and 7 and included a copy of the registrant’s press release announcing the appointment of William G. Pagonis to the position of Chairman of the Board of Directors.

     March 31, 2004 report on Form 8-K was filed containing information required under Items 5 and 7 and included a copy of the registrant’s press release announcing that it had entered into an agreement to sell the its Australian railroad, Freight Australia.

Items 1,3,4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: May 10, 2004	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)