Form 10-Q
period 2004-06-30
RAILAMERICA INC /DE
filed 2004-08-04
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004, or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.001 – 36,750,703 shares as of August 2, 2004

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2004

			Page
Part I.	Financial Information		3
	Item 1.	Financial Statements	3
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
	Item 4.	Controls and Procedures	37
Part II.	Other Information		38
	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38
	Item 4.	Submission of Matters to a Vote of Security Holders	38
	Item 6.	Exhibits and Reports on Form 8-K	38
Land and Track Lease Agreement
Amendment to the Land and Track Lease Agreement
Section 302 Certification of PEO
Section 302 Certification of PFO
Section 906 Certification of PEO
Section 906 Certification of PFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,061	$13,714
Accounts and notes receivable, net	51,773	52,312
Current assets of discontinued operations	30,593	36,319
Other current assets	14,379	12,118

Total current assets	104,806	114,463
Property, plant and equipment, net	853,932	826,646
Long-term assets of discontinued operations	211,459	263,007
Other assets	35,180	28,374

Total assets	$1,205,377	$1,232,490

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,806	$25,093
Accounts payable	34,206	34,851
Accrued expenses	29,969	31,290
Current liabilities of discontinued operations	25,010	40,338

Total current liabilities	104,991	131,572
Long-term debt, less current maturities	328,056	327,280
Subordinated debt	122,148	121,506
Deferred income taxes	152,961	150,784
Long-term liabilities of discontinued operations	93,194	115,907
Other liabilities	15,817	13,681

Total liabilities	817,167	860,730

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 35,154,013 shares and 32,094,387 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	35	32
Additional paid-in capital and other	296,467	262,384
Retained earnings	65,632	62,745
Accumulated other comprehensive income	26,076	46,599

Total stockholders’ equity	388,210	371,760

Total liabilities and stockholders’ equity	$1,205,377	$1,232,490

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2004 and 2003
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue	$96,225	$85,350	$192,244	$170,145

Operating expenses:
Transportation	52,518	43,597	104,060	86,398
Selling, general and administrative	27,003	19,001	49,322	38,973
Net gain on sale of assets	(1,576)	(1,638)	(1,954)	(2,005)
Depreciation and amortization	6,933	5,899	13,628	11,490

Total operating expenses	84,878	66,859	165,056	134,856

Operating income	11,347	18,491	27,188	35,289
Interest and other expense	(8,249)	(7,881)	(16,452)	(15,909)

Income from continuing operations before income taxes	3,098	10,610	10,736	19,380
Provision for income taxes	2,692	3,950	5,600	7,045

Income from continuing operations	406	6,660	5,136	12,335
Loss from sale of discontinued operations, net of income taxes	—	—	(3,951)	—
Income (loss) from discontinued operations, net of income taxes	1,206	(1,967)	1,702	(3,308)

Net income	$1,612	$4,693	$2,887	$9,027

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.21	$0.16	$0.39
Discontinued operations	0.04	(0.06)	(0.07)	(0.10)

Net income	$0.05	$0.15	$0.09	$0.29

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.20	$0.15	$0.38
Discontinued operations	0.04	(0.06)	(0.07)	(0.10)

Net income	$0.05	$0.14	$0.08	$0.28

Weighted average common shares outstanding:
Basic	33,963	31,781	33,350	31,826
Diluted	35,352	34,133	34,623	34,108

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$2,887	$9,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	24,291	22,684
Gain on sale of assets	(1,954)	(2,005)
Non-cash CEO retirement costs	3,600	—
Deferred income taxes and other	10,274	5,494
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(4,868)	5,240
Other current assets	(1,389)	510
Accounts payable	(6,566)	4,343
Accrued expenses	1,886	(7,093)
Other assets and liabilities	2,719	(1,906)

Net cash provided by operating activities	30,880	36,294

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,887)	(30,403)
Proceeds from sale of assets, net of Ferronor’s cash on-hand	12,855	2,900
Acquisitions, net of cash acquired	(24,645)	(25,846)
Deferred transaction costs and other	(2,602)	(106)

Net cash used in investing activities	(56,279)	(53,455)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	78,256	19,000
Principal payments on long-term debt	(77,758)	(8,668)
Proceeds from exercise of stock options and warrants	19,590	443
Purchase of treasury stock	—	(1,226)
Deferred financing costs	(26)	(660)

Net cash provided by financing activities	20,062	8,889

Effect of exchange rates on cash	(316)	1,069

Net decrease in cash	(5,653)	(7,203)
Cash, beginning of period	13,714	28,887

Cash, end of period	$8,061	$21,684

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The December 31, 2003 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the second quarter of 2004, the Company’s Board of Directors approved a plan to dispose of the Arizona Eastern Railway Company. The Company expects to sell the Arizona Eastern Railway Company by the end of 2004. Accordingly, the results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for 2004 and 2003. In addition, the assets and liabilities of the Arizona Eastern Railway Company have been classified as assets and liabilities of discontinued operations on the June 30, 2004 balance sheet.

In March 2004, the Company executed an agreement to sell 100% of Freight Australia to Pacific National for AUD $285 million (US $201 million based on the exchange rate as of August 2, 2004) subject to approval by the Australian Competition and Consumer Commission (ACCC) and the State of Victoria (the State). On July 2, 2004 the ACCC announced their approval of the sale to Pacific National; however the State has raised a number of issues regarding state competition and operation of the business by Pacific National. The Company and Pacific National are in the process of addressing these issues. Freight Australia’s results of operations have been reported in discontinued operations on the Company’s consolidated financial statements.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the six months ended June 30, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on the Company’s consolidated financial statements.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2003 annual report on Form 10-K.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	STOCK-BASED COMPENSATION

As of June 30, 2004, the Company has two stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of the stock option cost associated with the former Chief Executive Officer’s retirement, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation,” to stock-based employee compensation.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$1,612	$4,693	$2,887	$9,027
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(684)	(862)	(1,107)	(1,668)

Pro forma net income	$928	$3,831	$1,780	$7,359

Earnings per share:
Basic-as reported	$0.05	$0.15	$0.09	$0.29

Basic-pro forma	$0.03	$0.12	$0.06	$0.24

Diluted-as reported	$0.05	$0.14	$0.08	$0.28

Diluted-pro forma	$0.03	$0.11	$0.05	$0.23

3.	EARNINGS PER SHARE

For the three and six months ended June 30, 2004 and 2003, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three and six months ended June 30, 2004, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.05 million and 0.6 million options and warrants were excluded from the calculation for the three and six months ended June 30, 2004, respectively. In addition, the Company excluded the assumed conversion of 1.4 million and 1.5 million shares of convertible debentures, from the calculation for the three and six months ended June 30, 2004, respectively, as such securities were anti-dilutive.

For the three and six months ended June 30, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 8.2 million and 8.4 million options and warrants were excluded from the calculation for the three and six months ended June 30, 2003, respectively, as such securities were anti-dilutive.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	EARNINGS PER SHARE, continued

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations (basic)	$406	$6,660	$5,136	$12,335
Interest on convertible debt	—	325	—	650

Income from continuing operations (diluted)	$406	$6,985	$5,136	$12,985

Weighted average shares outstanding (basic)	33,963	31,781	33,350	31,826
Options and warrants	1,389	171	1,273	101
Convertible debt	—	2,181	—	2,181

Weighted average shares outstanding (diluted)	35,352	34,133	34,623	34,108

4.	DISCONTINUED OPERATIONS

During the second quarter of 2004, the Company’s Board of Directors approved a plan to dispose of the Arizona Eastern Railway Company. The Company expects to sell the Arizona Eastern Railway Company by the end of 2004. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for 2004 and 2003. In addition, the assets and liabilities of the Arizona Eastern Railway Company have been classified as assets and liabilities of discontinued operations on the June 30, 2004 balance sheet.

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue	$1,714	$1,484	$2,738	$3,167

Operating income	$406	$249	$226	$484

Income from discontinued operations	$406	$249	$226	$484
Income tax provision	154	104	86	203

Income from discontinued operations, net of tax	$252	$145	$140	$281

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities of the Arizona Eastern Railway Company were as follows (in thousands):

June 30,
2004
Accounts receivable, net	$695
Other current assets	125

Total current assets	820
Property, plant and equipment, net	6,879

Total assets	$7,699

Accounts payable	$386
Accrued expenses	301

Total current liabilities	687
Deferred income taxes	1,335

Total liabilities	$2,022

In March 2004, the Company executed an agreement to sell 100% of Freight Australia to Pacific National for AUD $285 million (US $201 million based on the exchange rate as of August 2, 2004) subject to approval by the Australian Competition and Consumer Commission (ACCC) and the State of Victoria (the State). Accordingly, Freight Australia’s results of operations for the periods presented have been classified as discontinued operations, net of applicable income taxes. In addition, the assets and liabilities of Freight Australia have been classified as assets and liabilities of discontinued operations on the June 30, 2004 and December 31, 2003 balance sheets. Gains realized on the sale of this business will be reported in the period in which the divestiture is complete. If the sale of Freight Australia is completed, the Company is required to repay the $58.2 million remaining balance of its Australian term loan and may use the remaining net proceeds to repay debt in the United States. The Company is currently reviewing the tax implications of the proposed sale and believes that any potential tax charge of the transaction will be minimized.

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For each of the three months ended June 30, 2004 and 2003, $1.2 million of interest expense was allocated to discontinued operations. For the six months ended June 30, 2004 and 2003, $2.5 million and $2.4 million, respectively, of interest expense was allocated to discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue	$38,997	$23,398	$78,241	$44,149

Operating income (loss)	$3,173	$(1,756)	$5,739	$(2,739)

Income (loss) from discontinued operations	$1,294	$(3,520)	$1,873	$(6,212)
Income tax provision (benefit)	340	(1,169)	311	(2,058)

Income (loss) from discontinued operations, net of tax	$954	$(2,351)	$1,562	$(4,154)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities of Freight Australia were as follows (in thousands):

	June 30,	December 31,
	2004	2003
Accounts receivable, net	$24,166	$20,965
Other current assets	5,607	6,998

Total current assets	29,773	27,963
Property, plant and equipment, net	199,375	210,604
Other assets	5,205	3,980

Total assets	$234,353	$242,547

Current maturities of long- term debt	$594	$600
Accounts payable	18,300	22,033
Accrued expenses	5,429	2,300

Total current liabilities	24,323	24,933
Long-term debt, less current maturities	60,257	58,800
Deferred income taxes	15,182	15,152
Other liabilities	16,420	16,234

Total liabilities	$116,182	$115,119

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the quarter ended March 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on the Company’s consolidated financial statements.

The results of operations for Ferronor were as follows (in thousands):

	For the three months		For the six months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
Operating revenue	$—	$6,434	$—	$12,632

Operating income	$—	$897	$—	$1,859

Income from discontinued operations	$—	$292	$—	$681
Income tax provision	—	53	—	116

Income from discontinued operations, net of tax	$—	$239	$—	$565

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	ACQUISITIONS

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of the acquisition. The pro forma impact of this acquisition is not material.

On May 31, 2003, the Company acquired 288 miles of track and trackage rights connecting to the Alabama and Gulf Coast Railway for total consideration of $15.1 million in cash. On June 29, 2003, the Company acquired a 154 mile branch line in Colorado through its newly formed subsidiary, San Luis & Rio Grande Railroad Company, for consideration of $7.2 million in cash. During the first quarter of 2003, the Company acquired 2.6 miles of track connecting to the Dallas, Garland & Northeastern Railroad and 71.5 miles of track on the west-end of the Toledo, Peoria &Western Railway for total consideration of $3.6 million in cash. The pro forma impact of these acquisitions is not material.

6.	DISPOSITIONS

In October 2003, the Company sold the San Pedro and Southwestern Railway for $2.6 million in cash. The operating results of this railroad were not material. No gain or loss was recognized on this transaction.

7.	DEBT

During the quarter ended June 30, 2004, the Company prepaid $0.3 million on the Canadian Term Loan, $2.1 million on the U.S. Term Loan and $0.5 million on the Australian Term Loan under its senior credit facility. This resulted in a charge of $0.1 million to interest and other expense for the quarter ended June 30, 2004, for the unamortized portion of deferred loan costs related to this debt. As of June 30, 2004, the Company had $23.0 million and $2.6 million outstanding under the U.S. dollar and Australian dollar denominated portions of the $100 million revolving credit facility, respectively.

During the three and six months ended June 30, 2004, $1.5 million and $9.6 million, respectively, of our junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $12.2 million at June 30, 2004. All of the remaining balance, except for $0.6 million, were converted prior to July 31, 2004. The balance of $0.6 million was redeemed in August 2004.

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

Fuel costs represented 8% and 9% of total revenue during the three and six months ended June 30, 2004, respectively. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2004, the Company has not entered into any fuel hedges for 2004 or beyond.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	HEDGING ACTIVITIES, continued

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $0.7 million at June 30, 2004.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2004.

On June 25 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at June 30, 2004.

9.	COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the six months ended June 30, 2003, the Company repurchased 187,500 shares at a total cost of $1.2 million. As the program was not renewed, there were no shares repurchased during the six months ended June 30, 2004.

10.	COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of June 30, 2004, accumulated other comprehensive income consisted of $0.1 million of unrealized losses related to hedging transactions and $26.2 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,612	$4,693	$2,887	$9,027
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	932	(6)	852	(310)
Change in cumulative translation adjustments	(19,556)	32,347	(21,375)	50,244

Total comprehensive income (loss)	$(17,012)	$37,034	$(17,636)	$58,961

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Periodic Cost	2004	2003	2004	2003
Service cost	$25	$22	$51	$43
Interest cost	71	72	145	139
Expected return on plan assets	(59)	(61)	(120)	(117)
Curtailment/settlements loss	0	60	0	116
Amortization of net actuarial loss	11	9	22	17
Amortization of prior service costs	4	4	9	8

Net cost recognized	$52	$106	$107	$206

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims, which are pending or could be asserted against the Company. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon and Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel, however, it is possible that unforeseen circumstances could result in exposure in excess of the Company’s insurance limits. It is the opinion of management that the ultimate liability, if any, with respect to this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has a $3.7 million contingent obligation, under certain events of default or if line abandonment occurs, to the Canadian National Railroad in connection with its properties. The contingent obligation bears no interest and has no pre-defined terms of payment or maturity.

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

13.	RETIREMENT COSTS

On April 7, 2004, Gary Marino, the Company’s former CEO, retired from the Company. In accordance with the terms of his severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long term asset and liability on the Company’s balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested resulting in a non-cash charge of $3.6 million. The former CEO continues to be eligible for future payments under the Company’s Long Term Incentive Plan through 2007. No amount has been accrued for any future payments which he may receive.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	SUBSEQUENT EVENTS

In July 2004, the Company’s wholly-owned subsidiary, the Central Railroad Company of Indianapolis, signed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad, known as the Chicago, Fort Wayne and Eastern Railroad, for twenty years. This agreement requires a $10 million up-front cash lease payment and annual lease payments of approximately $1.2 million for the term of the lease. The annual lease payments may vary depending upon the volume of the Chicago, Fort Wayne and Eastern Railroad’s unit trains utilizing CSX locomotive power during the preceding lease year. The lease provides for two five year extensions. On July 30, 2004, the Company made the up-front cash payment of $10.0 million and the first annual lease payment of $1.2 million by drawing on the U.S. dollar denominated revolver. The Company assumed control of the operations on August 1, 2004.

15.	SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and international rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, except for the income statement results of the Arizona Eastern Railway Company due to its classification as a discontinued operation. The international segment has been restated for the exclusion of the Chilean and Australian operations except for total assets, due to their classification as discontinued operations.

Business segment information for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

THREE MONTHS ENDED JUNE 30, 2004:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$96,225	$96,130	$—	$95
Depreciation and amortization	$6,933	$6,778	$—	$155
Operating income (loss)	$11,347	$18,666	$—	$(7,319)
Income (loss) before income taxes	$3,098	$10,552	$—	$(7,454)
Total assets	$1,205,377	$924,110	$236,110	$45,157

THREE MONTHS ENDED JUNE 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$85,350	$85,257	$—	$93
Depreciation and amortization	$5,899	$5,741	$—	$158
Operating income (loss)	$18,491	$18,990	$—	$(499)
Income (loss) before income taxes	$10,610	$11,651	$—	$(1,041)
Total assets	$1,180,814	$865,859	$274,817	$40,138

SIX MONTHS ENDED JUNE 30, 2004:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$192,244	$192,072	$—	$172
Depreciation and amortization	$13,628	$13,317	$—	$311
Operating income (loss)	$27,188	$37,442	$—	$(10,254)
Income (loss) before income taxes	$10,736	$19,959	$—	$(9,223)
Total assets	$1,205,377	$924,110	$236,110	$45,157

SIX MONTHS ENDED JUNE 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$170,145	$169,943	$—	$202
Depreciation and amortization	$11,490	$11,184	$—	$306
Operating income (loss)	$35,289	$37,830	$—	$(2,541)
Income (loss) before income taxes	$19,380	$20,637	$—	$(1,257)
Total assets	$1,180,814	$865,859	$274,817	$40,138

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$334	$2,152	$156	$5,419	$—	$8,061
Accounts and notes receivable, net	—	139	42,689	8,945	—	51,773
Current assets of discontinued operations	—	—	819	29,774	—	30,593
Other current assets	147	(547)	11,930	2,849	—	14,379

Total current assets	481	1,744	55,594	46,987	—	104,806
Property, plant and equipment, net	—	1,204	697,686	155,042	—	853,932
Long-term assets of discontinued operations	—	—	6,878	204,581	—	211,459
Other assets	13,631	4,263	3,805	13,481	—	35,180
Investment in and advances to affiliate	340,252	378,695	15,883	2,585	(737,415)	—

Total assets	$354,364	$385,906	$779,846	$422,676	$(737,415)	$1,205,377

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,624	$12,175	$622	$385	$—	$15,806
Accounts payable	(7,807)	(6,886)	45,640	3,259	—	34,206
Accrued expenses	8,025	524	17,249	4,171	—	29,969
Current liabilities of discontinued operations	—	—	687	24,323	—	25,010

Total current liabilities	2,842	5,813	64,198	32,138	—	104,991
Long-term debt, less current maturities	277,550	—	13,158	37,348	—	328,056
Subordinated debt	122,148	—	—	—	—	122,148
Deferred income taxes	(15,416)	(12,658)	153,336	27,699	—	152,961
Long-term liabilities of discontinued operations	—	—	1,335	91,859	—	93,194
Other liabilities	(326)	4,541	6,973	4,629	—	15,817
Stockholders’ equity:
Common stock	—	35	3,263	63,589	(66,852)	35
Additional paid-in capital	758	296,467	495,027	90,660	(586,445)	296,467
Retained earnings	(33,080)	65,632	42,556	37,175	(46,651)	65,632
Accumulated other comprehensive income	(112)	26,076	—	37,579	(37,467)	26,076

Total stockholders’ equity	(32,434)	388,210	540,846	229,003	(737,415)	388,210

Total liabilities and stockholders’ equity	$354,364	$385,906	$779,846	$422,676	$(737,415)	$1,205,377

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$43	$77,862	$18,320	$—	$96,225

Operating expenses:
Transportation	—	—	41,588	10,930	—	52,518
Selling, general and administrative	—	8,624	16,318	2,061	—	27,003
Gain on sale of assets	—	—	(1,569)	(7)	—	(1,576)
Depreciation and amortization	—	61	5,665	1,207	—	6,933

Total operating expenses	—	8,685	62,002	14,191	—	84,878

Operating income (loss)	—	(8,642)	15,860	4,129	—	11,347
Interest and other expense	(1,446)	3,061	(8,087)	(1,777)	—	(8,249)
Equity in earnings of subsidiaries	6,933	5,978	—	—	(12,911)	—

Income (loss) from continuing operations before income taxes	5,487	397	7,773	2,352	(12,911)	3,098
Provision (benefit) for income taxes	(491)	(1,215)	3,230	1,168	—	2,692

Income (loss) from continuing operations	5,978	1,612	4,543	1,184	(12,911)	406
Loss on sale of discontinued operations (net of tax)	—	—	—	—		—
Income from discontinued operations (net of tax)	—	—	252	954	—	1,206

Net income (loss)	$5,978	$1,612	$4,795	$2,138	$(12,911)	$1,612

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$66	$154,125	$38,053	$—	$192,244

Operating expenses:
Transportation	—	—	81,517	22,543	—	104,060
Selling, general and administrative	—	11,649	33,321	4,352	—	49,322
Gain on sale of assets	—	—	(1,933)	(21)	—	(1,954)
Depreciation and amortization	—	124	11,191	2,313	—	13,628

Total operating expenses	—	11,773	124,096	29,187	—	165,056

Operating income (loss)	—	(11,707)	30,029	8,866	—	27,188
Interest and other expense	(2,698)	6,066	(16,185)	(3,635)	—	(16,452)
Equity in earnings of subsidiaries	8,024	6,243	—	—	(14,267)	—

Income (loss) from continuing operations before income taxes	5,326	602	13,844	5,231	(14,267)	10,736
Provision (benefit) for income taxes	(917)	(2,285)	6,082	2,720	—	5,600

Income (loss) from continuing operations	6,243	2,887	7,762	2,511	(14,267)	5,136
Loss on sale of discontinued operations (net of tax)	—	—	—	(3,951)		(3,951)
Income from discontinued operations (net of tax)	—	—	140	1,562	—	1,702

Net income (loss)	$6,243	$2,887	$7,902	$122	$(14,267)	$2,887

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,243	$2,887	$7,902	$122	$(14,267)	$2,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,028	468	11,356	10,439	—	24,291
Equity in earnings of subsidiaries	(8,024)	(6,243)	—	—	14,267	—
Gain on sale of assets	—	—	(1,936)	(18)	—	(1,954)
Non-cash CEO retirement costs	—	3,600	—	—	—	3,600
Deferred income taxes and other	(917)	(2,098)	6,168	7,121	—	10,274
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	—	89	582	(5,539)	—	(4,868)
Other current assets	(80)	371	(2,638)	958	—	(1,389)
Accounts payable	179	39	(81)	(6,703)	—	(6,566)
Accrued expenses	15	(708)	(743)	3,322	—	1,886
Other assets and liabilities	14	500	(488)	2,693	—	2,719

Net cash provided by operating activities	(542)	(1,095)	20,122	12,395	—	30,880

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(22,869)	(19,011)	—	(41,887)
Proceeds from sale of properties	—	—	3,884	8,971	—	12,855
Acquisitions, net of cash acquired	—	—	(24,645)	—	—	(24,645)
Deferred acquisition costs and other	—	(462)	—	(2,140)	—	(2,602)

Net cash used in investing activities	—	(469)	(43,630)	(12,180)	—	(56,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	66,900	—	—	11,356		78,256
Principal payments on long-term debt	(63,076)	—	9,198	(23,880)	—	(77,758)
(Disbursements)/receipts on intercompany debt	(5,698)	(16,093)	14,352	7,439	—	—
Proceeds from exercise of stock options and warrants	—	19,590	—	—	—	19,590
Other	—	—	(26)	—	—	(26)

Net cash provided by financing activities	(1,874)	3,497	23,524	(5,085)	—	20,062

Effect of exchange rates on cash	—	—	—	(316)	—	(316)

Net decrease in cash	(2,416)	1,933	16	(5,186)	—	(5,653)
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$334	$2,152	$156	$5,419	$—	$8,061

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$31	$68,156	$17,163	$—	$85,350

Operating expenses:
Transportation	—	—	34,401	9,196	—	43,597
Selling, general and administrative	1	1,983	14,708	2,309	—	19,001
Gain on sale of assets	—	(4)	(1,631)	(3)	—	(1,638)
Depreciation and amortization	—	65	4,806	1,028	—	5,899

Total operating expenses	1	2,044	52,284	12,530	—	66,859

Operating income (loss)	(1)	(2,013)	15,872	4,633	—	18,491
Interest and other expense	(2,472)	3,114	(7,951)	(572)	—	(7,881)
Equity in earnings of subsidiaries	6,711	4,764	—	—	(11,475)	—

Income (loss) from continuing operations before income taxes	4,238	5,865	7,921	4,061	(11,475)	10,610
Provision (benefit) for income taxes	(526)	1,172	1,909	1,395	—	3,950

Income (loss) from continuing operations	4,764	4,693	6,012	2,666	(11,475)	6,660
Income from discontinued operations (net of tax)	—	—	145	(2,112)	—	(1,967)

Net income (loss)	$4,764	$4,693	$6,157	$554	$(11,475)	$4,693

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$60	$135,923	$34,162	$—	$170,145

Operating expenses:
Transportation	—	—	67,455	18,943	—	86,398
Selling, general and administrative	10	4,210	30,597	4,156	—	38,973
Gain on sale of assets	—	(4)	(1,987)	(14)	—	(2,005)
Depreciation and amortization	—	127	9,316	2,047	—	11,490

Total operating expenses	10	4,333	105,381	25,132	—	134,856

Operating income (loss)	(10)	(4,273)	30,542	9,030	—	35,289
Interest and other expense	(3,723)	6,111	(16,030)	(2,267)	—	(15,909)
Equity in earnings of subsidiaries	9,052	5,980	—	—	(15,032)	—

Income (loss) from continuing operations before income taxes	5,319	7,818	14,512	6,763	(15,032)	19,380
Provision (benefit) for income taxes	(661)	(1,209)	6,233	2,682	—	7,045

Income (loss) from continuing operations	5,980	9,027	8,279	4,081	(15,032)	12,335
Income from discontinued operations (net of tax)	—	—	281	(3,589)	—	(3,308)

Net income (loss)	$5,980	$9,027	$8,560	$492	$(15,032)	$9,027

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,980	$9,027	$8,560	$492	$(15,032)	$9,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,881	506	9,406	10,891	—	22,684
Equity in earnings of subsidiaries	(9,052)	(5,980)	—	—	15,032	—
Gain on sale of properties	—	—	(2,001)	(4)	—	(2,005)
Deferred income taxes	(1,583)	(1,210)	6,847	1,440	—	5,494
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	1,524	3,237	479	—	5,240
Other current assets	(147)	465	1,512	(1,320)	—	510
Accounts payable	—	1,902	1,344	1,097	—	4,343
Accrued expenses	140	(1,272)	(3,591)	(2,370)	—	(7,093)
Other assets and liabilities	16	37	(156)	(1,803)	—	(1,906)

Net cash provided by operating activities	(2,765)	4,999	25,158	8,902	—	36,294

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(47)	(21,369)	(8,987)	—	(30,403)
Proceeds from sale of properties	—	—	2,758	142	—	2,900
Acquisitions, net of cash acquired	—	—	(25,846)	—	—	(25,846)
Deferred acquisition costs and other	—	(106)	—	—	—	(106)

Net cash used in investing activities	—	(153)	(44,457)	(8,845)	—	(53,455)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,000	—	—	—	—	19,000
Principal payments on long-term debt	(5,650)	—	(257)	(2,761)	—	(8,668)
(Disbursements)/receipts on intercompany debt	(9,925)	(9,129)	19,542	(488)	—	—
Proceeds from exercise of stock options and warrants	—	443	—	—	—	443
Purchase of treasury stock	—	(1,226)	—	—	—	(1,226)
Financing costs and other	(660)	—)	—	—	—	(660)

Net cash used in financing activities	2,765	(9,912)	19,285	(3,249)	—	8,889

Effect of exchange rates on cash	—	—	—	1,069	—	1,069

Net decrease in cash	—	(5,066)	(14)	(2,123)	—	(7,203)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$—	$3,829	$355	$17,500	$—	$21,684

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

     Our growth is derived from increasing both carloads and our average rate per carload on our existing lines and from the acquisition of new lines. Total North American carloads increased by 8.5%, including 3.4% on a “same railroad” basis, during the second quarter of 2004 compared to the second quarter of 2003, with the average rate per carload increasing from $270 to $288. During the six months ended June 30, 2004, carloads increased by 9.3%, including 4.1% on a “same railroad” basis compared to the six months ended June 30, 2003, with the average rate per carload increasing from $269 to $287. During the second quarter of 2003 we acquired two branch lines, the San Luis and Rio Grande Railroad in Colorado and the Mobile Line, which is contiguous with our existing Alabama and Gulf Coast Railway. In January 2004, we completed the acquisition of the Central Michigan Line, which operates 100 miles of rail line in Michigan.

     During the second quarter of 2004, our Board of Directors approved a plan to dispose of the Arizona Eastern Railway Company. We expect to sell the Arizona Eastern Railway by the end of 2004. Accordingly, the results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

     On June 28, 2004, our Dallas Garland and Northeastern Railroad commenced operations of Mockingbird Yard in Dallas and 11 miles of track through a 10 year agreement with the Union Pacific Railroad. Under terms of the agreement with Union Pacific, the Dallas Garland and Northeastern Railroad will serve customers on the line, with the intention of growing the business and creating a more efficient interchange with the UP.

     Our North American rail group operates 46 railroads. Each of these railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the quarter and six months ended June 30, 2004, respectively, bridge traffic accounted for 15% and 16%, coal accounted for 13% and 12%, and lumber and forest products accounted for 11% and 11% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 16% and 15%, chemicals generated 12% and 12% and paper products generated 10% and 9% of our North American freight revenue for the three and six months ended June 30, 2004, respectively. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the quarter and six months ended June 30, 2004.

     A major focus for us in 2004 is to continue to decrease our leverage primarily through the disposition of non-strategic, non-core assets. Already in 2004, we have completed the sale of our 55% equity interest in Ferronor, a Chilean railroad and have entered into an agreement to sell Freight Australia, our Australian railroad.

     In March 2004, we executed an agreement to sell 100% of Freight Australia to Pacific National for AUD $285 million (US $201 million based on the exchange rate as of August 2, 2004) subject to approval by the Australian Competition and Consumer Commission (ACCC) and the State of Victoria (the State). On July 2, 2004 the ACCC announced their approval of the sale to Pacific National; however the State has raised a number of issues regarding state competition and operation of the business by Pacific National. We and Pacific National are in the process of addressing these issues.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the six months ended June 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on our consolidated financial statements.

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

     Property, plant and equipment comprised 88% of our total assets as of June 30, 2004. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     On a consolidated basis, for the three months ended June 30, 2004, we recorded income from continuing operations of $0.4 million, or $0.01 per diluted share, and net income of $1.6 million, or $0.05 per diluted share, compared with income from continuing operations of $6.7 million, or $0.20 per diluted share, and net income of $4.7 million, or $0.14 per diluted share, for the three months ended June 30, 2003. Our operating revenue increased $10.8 million, or 13%, to $96.2 million for the three months ended June 30, 2004 from $85.4 million for the three months ended June 30, 2003. The acquisitions of the Mobile Line, San Luis and Rio Grande Railroad and Central Michigan Railway contributed 6%, an increase in “same railroad” carloads contributed 3%, the appreciation of the Canadian dollar against the U.S. dollar contributed 1% and a change in commodity mix and price increases accounted for the remaining 3%. Operating income decreased $7.2 million, or 39%, to $11.3 million for the three months ended June 30, 2004 from $18.5 million for the three months ended June 30, 2003 primarily due to a charge for the former CEO’s retirement

     Interest and other expense, including amortization of deferred financing costs, increased $0.3 million, or 5%, to $8.2 million for the three months ended June 30, 2004 from $7.9 million in the three months ended June 30, 2003 primarily due to interest expense associated with the recent acquisitions.

     Income from discontinued operations increased $3.2 million to $1.2 million for the three months ended June 30, 2004 from a loss of $2.0 million for the three months ended June 30, 2003. This increase is primarily due to the recovery of the export grain market in Australia. Grain tonnage increased 164% for the three months ended June 30, 2004 over the comparable period in 2003.

     On a consolidated basis, for the six months ended June 30, 2004, we recorded income from continuing operations of $5.1 million, or $0.15 per diluted share, and net income of $2.9 million, or $0.08 per diluted share, compared with income from continuing operations of $12.3 million, or $0.38 per diluted share, and net income of $9.0 million, or $0.28 per diluted share, for the six months ended June 30, 2003. Our operating revenue increased $22.1 million, or 13%, to $192.2 million for the six months ended June 30, 2004 from $170.1 million for the six months ended June 30, 2003. The acquisitions of the Mobile Line, San Luis and Rio Grande Railroad and Central Michigan Railway contributed 6%, an increase in “same railroad” carloads contributed 4%, the appreciation of the Canadian dollar against the U.S. dollar contributed 2% and a change in commodity mix and price increases accounted for the remaining 1%. Operating income decreased $8.1 million, or 23%, to $27.2 million for the six months ended June 30, 2004 from $35.3 million for the three months ended June 30, 2003. This decrease was primarily due to a charge for the former CEO’s retirement.

     Interest and other expense, including amortization of deferred financing costs, increased $0.6 million, or 3%, to $16.5 million for the six months ended June 30, 2004 from $15.9 million in the six months ended June 30, 2003 primarily due to interest expense associated with recent acquisitions.

     We recognized an after tax loss on the sale of discontinued operations of $4.0 million in the six months ended June 30, 2004 from the sale of our equity interest in the Chilean railroad, Ferronor, due to the repatriation of the cash to the U.S.

     Income from discontinued operations increased $5.0 million to $1.7 million for the six months ended June 30, 2004 from a loss of $3.3 million for the six months ended June 30, 2003. This increase is primarily due to the recovery of the export grain market in Australia. Grain tonnage increased 135% for the six months ended June 30, 2004 over the comparable period in 2003.

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

     During the second quarter of 2004, our Board of Directors approved a plan to dispose of the Arizona Eastern Railway Company. We expect to sell the Arizona Eastern Railway Company by the end of 2004. Accordingly, the results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended June 30, 2004 and 2003.

	For the three months ended June 30,
	2004		2003
Operating revenue	$96,130	100%	$85,257	100%

Operating expenses:
Maintenance of way	10,999	11.5%	9,196	10.8%
Maintenance of equipment	3,491	3.6%	3,260	3.8%
Transportation	28,669	29.8%	22,776	26.7%
Equipment rental	9,359	9.7%	8,365	9.8%
Selling, general and administrative	18,168	18.9%	16,929	19.9%
Depreciation and amortization	6,778	7.1%	5,741	6.7%

Total operating expenses	77,464	80.6%	66,267	77.7%

Operating income	$18,666	19.4%	$18,990	22.3%

OPERATING REVENUE. Operating revenue increased by $10.8 million, or 13%, to $96.1 million in the second quarter of 2004 from $85.3 million in the second quarter of 2003. Total carloads increased to 300,847 in 2004 from 277,363 in 2003. Excluding revenue of $0.1 million in 2003 from the disposed railroad, San Pedro and Southwestern Railway and $5.1 million in 2004 for the acquired railroads, Mobile Line, San Luis and Rio Grande Railroad and the Central Michigan Line, operating revenue increased $5.8 million or 7% while carloads increased by 9,345 or 3%. The remaining increase in “same railroad” revenue is primarily due to a change in commodity mix and a strengthening in the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $0.5 million for the three months ended June 30, 2004.

     The increase in the average rate per carload to $288 in the three months ended June 30, 2004 from $270 in 2003 was primarily due to the acquisition of the Mobile Line and Central Michigan Line, which resulted in higher rates per carload due to the increased length of haul, a change in commodity mix and the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended June 30, 2004 and 2003:

	For the three months ended			For the three months ended
(dollars in thousands, except average rate per carload)	June 30, 2004			June 30, 2003
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$13,994	34,051	$411	$13,051	31,910	$409
Chemicals	10,202	26,196	389	7,304	20,669	353
Paper Products	8,263	26,275	314	7,142	24,118	296
Agricultural & Farm Products	7,990	25,205	317	6,128	20,370	301
Metal	7,966	22,285	357	6,318	20,636	306
Coal	7,155	38,081	188	6,097	36,377	168
Food Products	5,858	17,544	334	5,117	15,905	322
Railroad Equipment/Bridge Traffic	5,736	44,397	129	5,625	44,278	127
Minerals	4,882	13,346	366	4,329	12,407	349
Metallic/Non-metallic Ores	4,863	16,484	295	3,746	14,380	261
Petroleum Products	4,296	11,973	359	4,426	12,281	360
Other	2,589	9,032	287	2,677	8,312	322
Autos	1,822	7,772	234	1,938	7,833	247
Intermodal	902	8,206	110	912	7,887	116

Total	$86,518	300,847	$288	$74,810	277,363	$270

     Lumber and forest product revenue was $14.0 million in the quarter ended June 30, 2004 compared to $13.1 million in the quarter ended June 30, 2003, an increase of $0.9 million or 7%. This increase is primarily due to increased moves in California, Washington and northwest Canada as a result of a strong demand for lumber.

     Chemical revenue was $10.2 million in the quarter ended June 30, 2004 compared to $7.3 million in the quarter ended June 30, 2003, an increase of $2.9 million or 40%. This increase is primarily due to the acquisitions of the Mobile Line and Central Michigan Railway and increased business with an existing customer in South Carolina.

     Paper products revenue was $8.3 million in the quarter ended June 30, 2004 compared to $7.1 million in the quarter ended June 30, 2003, an increase of $1.2 million or 16%. This increase is due to the Mobile Line acquisition, increased business with existing customers in Oklahoma, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Agricultural and farm products revenue was $8.0 million in the quarter ended June 30, 2004 compared to $6.1 million in the quarter ended June 30, 2003, an increase of $1.9 million or 30%. This increase is primarily due to a strong demand for grain in Kansas and Ohio, a poor 2002 harvest that negatively impacted carloads in 2003 and new business in northwest Canada.

     Metals revenue was $8.0 million in the quarter ended June 30, 2004 compared to $6.3 million in the quarter ended June 30, 2003, an increase of $1.7 million or 26%. This increase is primarily due to increased carloads with an existing customer in North Carolina, new short-term business to move pipes in Kansas and the Mobile Line acquisition.

     Coal revenue was $7.2 million in the quarter ended June 30, 2004 compared to $6.1 million in the quarter ended June 30, 2003, an increase of $1.1 million or 17%. This increase is a result of the Central Michigan Railway acquisition and increased production at an existing customer in Arkansas.

     Food products revenue was $5.9 million in the quarter ended June 30, 2004 compared to $5.1 million in the quarter ended June 30, 2003, an increase of $0.8 million or 14%. This increase is due to increased business with existing customers in California and Washington.

     Railroad equipment and bridge traffic revenue was comparable at $5.7 million in the quarter ended June 30, 2004 and $5.6 million in the quarter ended June 30, 2003, an increase of $0.1 million or 2%.

     Minerals revenue was $4.9 million in the quarter ended June 30, 2004 compared to $4.3 million in the quarter ended June 30, 2003, an increase of $0.6 million or 13%. This increase is due to new business in Indiana to move fertilizer, the Mobile Line acquisition and increased business with existing customers in New England.

     Metallic and non-metallic ores revenue was $4.9 million in the quarter ended June 30, 2004 compared to $3.7 million in the quarter ended June 30, 2003, an increase of $1.2 million or 30%. This increase is due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad.

     Petroleum products revenue was comparable at $4.3 million in the quarter ended June 30, 2004 and $4.4 million in the quarter ended June 30, 2003, a decrease of $0.1 million or 3%.

     Other revenue was comparable at $2.6 million in the quarter ended June 30, 2004 and $2.7 million in the quarter ended June 30, 2003, a decrease of $0.1 million or 3%.

     Autos revenue was comparable at $1.8 million in the quarter ended June 30, 2004 compared to $1.9 million in the quarter ended June 30, 2003, a decrease of $0.1 million or 6%.

     Intermodal revenue was comparable at $0.9 million in the quarters ended June 30, 2004 and 2003.

     OPERATING EXPENSES. Operating expenses increased to $77.5 million in the three months ended June 30, 2004 from $66.3 million in the comparable period in 2003. The operating ratio was 80.6% in 2004 compared to 77.7% in 2003. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2004.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 11.5% in 2004 from 10.8% in 2003, primarily due to casualty costs incurred in the second quarter of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.6% in 2004 from 3.8% in 2003. This decrease is due to the timing of material purchases.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 29.8% in 2004 from 26.7% in 2003. This increase is primarily due to higher joint facility costs, which accounted for a 1.0 percentage point increase and higher fuel costs which accounted for a 1.7 percentage point increase. Joint facility costs increased as a result of trackage rights and switch fees associated with the Mobile Line and Central Michigan Line acquisitions. Fuel costs were $1.26 per gallon in 2004 compared to $1.00 per gallon in 2003 resulting in a $1.7 million increase in fuel expense in the second quarter of 2004. We expect high fuel costs to continue to adversely impact our results for the remainder of 2004.

     EQUIPMENT RENTAL. Equipment rental was essentially unchanged as a percentage of revenue at 9.7% in 2004 compared to 9.8% in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 18.9% in 2004 from 19.9% in 2003 due to the increase in revenue while selling, general, and administrative expenses such as labor and purchased services remained relatively flat.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 7.1% in the first quarter of 2004 from 6.7% in the first quarter of 2003 due to acquisitions and capital expenditures.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the six months ended June 30, 2004 and 2003.

	For the six months ended June 30,
	2004		2003
Operating revenue	$192,072	100%	$169,943	100%

Operating expenses:
Maintenance of way	21,808	11.4%	17,938	10.5%
Maintenance of equipment	7,009	3.6%	6,602	3.9%
Transportation	56,543	29.5%	45,550	26.8%
Equipment rental	18,699	9.7%	16,308	9.6%
Selling, general and administrative	37,254	19.4%	34,531	20.3%
Depreciation and amortization	13,317	6.9%	11,184	6.6%

Total operating expenses	154,630	80.5%	132,113	77.7%

Operating income	$37,442	19.5%	$37,830	22.3%

OPERATING REVENUE. Operating revenue increased by $22.1 million, or 13%, to $192.1 million in the first six months of 2004 from $169.9 million in the first six months of 2003. Total carloads increased to 601,037 in 2004 from 550,011 in 2003. Excluding revenue of $0.2 million in 2003 from the disposed railroad, San Pedro and Southwestern Railway and $10.4 million in 2004 for the acquired railroads, Mobile Line, San Luis and Rio Grande Railroad and the Central Michigan Railway, operating revenue increased $11.9 million or 7% while carloads increased by 22,569 or 4% The increase in “same railroad” revenue is due to the strengthening of the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $2.8 million for the six months ended June 30, 2004, and changes in commodity mix. Non-freight revenue for the six months ended June 30, 2003 included $1.0 million from the sale of easements along several of our railroad properties.

     The increase in the average rate per carload to $287 in the six months ended June 30, 2004 from $269 in 2003 was primarily due to the improvement in the Canadian dollar, the acquisition of the Mobile Line and Central Michigan Line, which resulted in higher rates per carload due to the increased length of haul and a change in commodity mix.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the six months ended June 30, 2004 and 2003:

	For the six months ended			For the six months ended
(dollars in thousands, except average rate per carload)	June 30, 2004			June 30, 2003
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$26,519	64,515	$411	$25,274	62,740	$403
Chemicals	20,014	51,449	389	14,700	42,537	346
Agricultural & Farm Products	16,763	51,670	324	12,946	42,603	304
Paper Products	16,254	51,185	318	13,623	46,660	292
Metal	16,005	45,851	349	12,375	26,337	470
Coal	13,874	73,304	189	11,945	71,121	168
Food Products	11,963	35,931	333	9,763	30,657	318
Railroad Equipment/Bridge Traffic	11,945	94,489	126	11,309	87,394	129
Petroleum Products	9,975	25,560	390	9,837	25,752	382
Metallic/Non-metallic Ores	9,340	31,437	297	6,768	40,841	166
Minerals	9,187	25,472	361	8,475	23,784	356
Other	4,873	17,221	283	4,902	14,873	330
Autos	3,792	16,190	234	4,049	17,110	237
Intermodal	1,795	16,763	107	2,149	17,602	122

Total	$172,299	601,037	$287	$148,115	550,011	$269

     Lumber and forest product revenue was $26.5 million in the six months ended June 30, 2004 compared to $25.3 million in the six months ended June 30, 2003, an increase of $1.2 million or 5%. This increase is primarily due to a strong demand for lumber as a result of new construction.

     Chemical revenue was $20.0 million in the six months ended June 30, 2004 compared to $14.7 million in the six months ended June 30, 2003, an increase of $5.3 million or 36%. This increase is primarily due to the Mobile Line and Central Michigan Railway acquisitions.

     Agricultural and farm products revenue was $16.8 million in the six months ended June 30, 2004 compared to $12.9 million in the six months ended June 30, 2003, an increase of $3.9 million or 29%. This increase is primarily due to a strong demand for grain in Kansas and Ohio, a poor 2002 harvest that negatively impacted carloads in 2003 and new business in northwest Canada.

     Paper products revenue was $16.3 million in the six months ended June 30, 2004 compared to $13.6 million in the six months ended June 30, 2003, an increase of $2.7 million or 19%. This increase is due to the Mobile Line acquisition, an increase in paper production in Nova Scotia, increased business with existing customers in Oklahoma and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Metals revenue was $16.0 million in the six months ended June 30, 2004 compared to $12.4 million in the six months ended June 30, 2003, an increase of $3.6 million or 29%. This increase is primarily due to increased carloads with an existing customer in North Carolina, new short-term business to move pipes in Kansas and new contracts in Alabama as a result of the Mobile Line acquisition.

     Coal revenue was $13.9 million in the six months ended June 30, 2004 compared to $11.9 million in the six months ended June 30, 2003, an increase of $2.0 million or 16%. This increase is a result of increased production at an existing customer in Arkansas and the strengthening of the Canadian dollar.

     Food products revenue was $12.0 million in the six months ended June 30, 2004 compared to $9.8 million in the six months ended June 30, 2003, an increase of $2.2 million or 23%. This increase is due to new business to move soybeans and other products in Washington and increased business with existing customers in California.

     Railroad equipment and bridge traffic revenue was $11.9 million in the six months ended June 30, 2004 compared to $11.3 million in the six months ended June 30, 2003, an increase of $0.6 million or 6%. This increase is due to the carload moves for a utility company in Arkansas returning to normal levels in 2004 from a decrease in 2003.

     Petroleum products revenue was $10.0 million in the six months ended June 30, 2004 compared to $9.8 million in the six months ended June 30, 2003, an increase of $0.2 million or 1%. This increase is primarily due to an increase in the demand for petroleum products in Southern Ontario and new business in Indiana.

     Metallic and non-metallic ores revenue was $9.3 million in the six months ended June 30, 2004 compared to $6.8 million in the six months ended June 30, 2003, an increase of $2.5 million or 38%. This increase is due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad and increased carloads with existing customers in Texas.

     Minerals revenue was $9.2 million in the six months ended June 30, 2004 compared to $8.5 million in the six months ended June 30, 2003, an increase of $0.7 million or 8%. This increase is due to new business in Indiana to move fertilizer and new contracts in Alabama as a result of the Mobile Line acquisition.

     Other revenue was comparable at $4.9 million in the six months ended June 30, 2004 and 2003.

     Autos revenue was $3.8 million in the six months ended June 30, 2004 compared to $4.0 million in the six months ended June 30, 2003, a decrease of $0.2 million or 6%. This decrease is primarily due to the loss of business to another form of transportation in Michigan.

     Intermodal revenue was $1.8 million in the six months ended June 30, 2004 compared to $2.1 million in the six months ended June 30, 2003, a decrease of $0.3 million or 16%. This decrease is due to the closure of an intermodal facility in Indiana.

     OPERATING EXPENSES. Operating expenses increased to $154.6 million in the six months ended June 30, 2004 from $132.1 million in the comparable period in 2003. The operating ratio was 80.5% in 2004 compared to 77.7% in 2003. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2004.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 11.4% in 2004 from 10.5% in 2003, primarily due to higher casualty costs in the first six months of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.6% in the first six months of 2004 from 3.9% in the first six months of 2003. This decrease is due to the timing of material purchases.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 29.5% in 2004 from 26.8% in 2003. This increase is primarily due to higher fuel costs which accounted for a 1.2 percentage point increase and higher joint facility costs, which accounted for a 1.0 percentage point increase. Joint facility costs increased as a result of trackage rights and switch fees associated with the Mobile Line and Central Michigan Line acquisitions. Fuel costs were $1.22 per gallon in 2004 compared to $1.04 per gallon in 2003, resulting in a $2.4 million increase in fuel expense in 2004. We expect high fuel costs to continue to adversely impact our results for the remainder of 2004.

     EQUIPMENT RENTAL. Equipment rental was essentially unchanged as a percentage of revenue at 9.7% in 2004 compared to 9.6% in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 19.4% in 2004 from 20.3% in 2003 due to the increase in revenue while selling, general, and administrative expenses, such as purchased services, remained relatively flat.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 6.9% in the first half of 2004 from 6.6% in the first half of 2003 due to acquisitions and capital expenditures.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, risk management, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, increased $6.7 million to $8.8 million during the three months ended June 30, 2004 from $2.1 million in the three months ended June 30, 2003. In addition for the six months ended June 30, 2004, general and administrative expenses increased $7.7 million to $12.1 million from $4.4 million for the six months ended June 30, 2003. These increases were primarily due to $6.7 million of charges taken in the second quarter of 2004 related to the retirement of the former Chief Executive Officer, Gary Marino, on April 7, 2004. In accordance with the terms of his severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long term asset and liability on our balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested resulting in a non-cash charge of $3.6 million. The former CEO continues to be eligible for future payments under our Long Term Incentive Plan through 2007. No amount has been accrued for any future payments which he may receive. The remaining increase in general and administrative expense is due to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

     ASSET SALES. Net gains on sales of assets were comparable at $1.6 million for each of the second quarters ended June 30, 2004 and 2003 and $2.0 million for each of the six months ended June 30, 2004 and 2003.

     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, increased $0.3 million to $8.2 million for the three months ended June 30, 2004 from $7.9 million in 2003. Interest and other expense increased $0.6 million to $16.5 million for the six months ended June 30, 2004 from $15.9 million in 2003. The increase in interest expense from 2003 to 2004 is primarily due to interest expense associated with recent acquisitions. Interest expense of $1.2 million for each of the quarters ended June 30, 2004 and 2003, and $2.5 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively, has been allocated to discontinued operations.

     DISCONTINUED OPERATIONS. During the second quarter of 2004, our Board of Directors approved a plan to dispose of the Arizona Eastern Railway Company. We expect to sell the Arizona Eastern Railway Company by the end of 2004. Accordingly, the results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the quarter ended June 30, 2004 and 2003, the Arizona and Eastern Railway Company contributed $0.3 million and $0.1 million to income from discontinued operations. For the six months ended June 30, 2004 and 2003, the Arizona and Eastern Railway Company contributed $0.1 million and $0.3 million to income from discontinued operations.

     In March 2004, we executed an agreement to sell 100% of Freight Australia to Pacific National for AUD $285 million (US $200 million based on recent exchange rates) subject to approval by the Australian Competition and Consumer Commission (ACCC) and the State of Victoria (the State). On July 2, 2004 the ACCC announced their approval of the sale to Pacific National; however the State has raised a number of issues regarding state competition and operation of the business by Pacific National. We and Pacific National are in the process of addressing these issues. Freight Australia’s results of operations have been reported in discontinued operations for the periods presented.

     Freight Australia’s revenue for the quarter ended June 30, 2004 increased $15.6 million, or 67%, to $39.0 million from $23.4 million for the quarter ended June 30, 2003. Revenue was positively impacted by $4.1 million due to the strengthening of the Australian dollar and the recovery of grain traffic from 2003. Operating income increased $5.0 million to $3.2 million for the quarter ended June 30, 2004 from a loss of $1.8 million for the quarter ended June 30, 2003 due to the recovery of the grain shipments. Grain tonnage moved in the second quarter of 2004 increased 164% to 1.2 million tons from 0.5 million tons in the second quarter of 2003.

     Freight Australia’s revenue for the six months ended June 30, 2004 increased $34.1 million, or 77%, to $78.2 million from $44.1 million for the six months ended June 30, 2003. Revenue was positively impacted by $13.1 million due to the strengthening of the Australian dollar and the recovery of grain traffic from 2003. Operating income increased $8.4 million to $5.7 million for the six months ended June 30, 2004 from a loss of $2.7 million for the six months ended June 30, 2003 due to the recovery of the grain shipments. Grain tonnage moved in the first half of 2004 increased 135% to 2.3 million tons from 1.0 million tons in the first half of 2003.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the operating results and loss on sale of Ferronor in discontinued operations for the periods presented. During the six months ended June 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. For the six months ended June 30, 2003, $0.3 million of income is included in the income (loss) from discontinued operations for Ferronor.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. If the sale of Freight Australia is completed, the total availability under the revolving credit facility will decrease to $92.5 million. Cash flows from operations ($30.9 million) less capital expenditures ($41.9 million) was a net outflow of $11.0 million for the six months ended June 30, 2004 compared to a net inflow of $5.9 million for the six months ended June 30, 2003. The increase in net cash outflow is primarily due to changes in working capital and the timing of capital projects in North America and Australia. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.

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

Operating Activities

     Our cash provided by operating activities decreased $5.4 million to $30.9 million for the six months ended June 30, 2004 from $36.3 million for the comparable period in 2003. The decrease in cash flows from operating activities is primarily due to the $3.1 million cash payment associated with former CEO’s retirement and an increase in accounts receivable at Freight Australia associated with significantly higher grain revenue in 2004. Total cash provided by operating activities for the first six months of 2004 consists of $2.9 million in net income, $24.3 million in depreciation and amortization and $10.3 million in deferred income taxes and an add-back of $3.6 million for the non-cash portion of the charge for the former CEO’s retirement, partially offset by $2.0 million of asset sale gains and $8.2 million of net increases in working capital accounts compared to $9.0 million of net income, $22.7 million of depreciation and amortization, $5.5 million in deferred taxes and $1.1 million of net decreases in working capital accounts, partially offset by $2.0 million in asset sale gains in the first six months of 2003.

Investing Activities

     Cash used in investing activities was $56.3 million for the six months ended June 30, 2004 compared to $53.5 million in the comparable six months in 2003. The increase is primarily due to an increase in capital expenditures partially offset by an increase in proceeds from the sale of assets. Capital expenditures for the six months ended June 30, 2004 were $41.9 million, or $11.5 million higher than the comparable period in 2003. This increase was primarily due to higher capitalized maintenance projects in Australia as a result of the increased grain tonnage and the appreciation of the Australian dollar. Capital expenditures in North America were $28.4 million in 2004 compared to $25.3 million in 2003. Asset sale proceeds were $12.9 million for the six months ended June 30, 2004 compared to $2.9 million in 2003 due to the sale of Ferronor in February 2004.

Financing Activities

     Cash provided by financing activities was $20.1 million for the six months ended June 30, 2004 compared to $8.9 million in 2003. The increase of $11.2 million was primarily due to cash proceeds from the exercise of options and warrants in the first six months of $19.6 million.

     As of June 30, 2004, we had a working capital deficit of $0.2 million, including cash on hand of $8.1 million, and $74.4 million of availability under our revolving credit facility compared to working capital deficit of $17.1 million, cash on hand of $13.7 million and $86.0 million of availability under our revolving credit facility at December 31, 2003. The working capital improvement at June 30, 2004 compared to December 31, 2003 is primarily due to the conversion of $9.6 million of our junior convertible subordinated debentures during the six months ended June 30, 2004 and the sale of Ferronor, which had a working capital deficit of $7.0 million at December 31, 2003. The junior convertible subordinated debentures were convertible into common stock prior to July 31, 2004 at a conversion price of $10 per share. As of June 30, 2004, $10.4 million of our junior convertible subordinated debentures have been converted, leaving a balance of $12.2 million. All of the remaining balance, except for $0.6 million, was converted prior to July 31, 2004. The balance was redeemed in August 2004. In July 2004, we entered into a twenty year lease for a 276 mile railroad, known as the Chicago, Fort Wayne and Eastern Railroad, from CSX Transportation, Inc. for a $10.0 million up-front cash lease payment and an annual lease payment of approximately $1.2 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     Our senior credit facility requires 1% annual principal amortization and initially provided (1) a $265 million U.S. Term Loan, (2) a $50 million Canadian Term Loan, and (3) a $60 million Australian Term Loan and continues to provide (4) a $100 million revolving credit facility which includes $82.5 million of U.S. dollar denominated loans, $10 million of Canadian dollar denominated loans and $7.5 million of Australian dollar denominated loans. The U.S. Term Loan, the Canadian Term Loan and the Australian Term Loan mature on May 23, 2009 and the revolver loans mature on May 23, 2008. In addition, we may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans subject to the satisfaction of certain conditions set forth in the credit agreement including consent of the Administrative Agent and the Joint Lead Arrangers under the credit facility and the satisfaction of all financial covenants set forth in the credit facility on a pro forma basis on the date of the additional borrowing. During the first six months of 2004, we prepaid $4.4 million on the Canadian Term Loan, $2.6 million on the U.S. Term Loan and $0.6 million on the Australian Term Loan. This resulted in a charge of $0.2 million to interest and other expense for the six months ended June 30, 2004, for the unamortized portion of deferred loan costs related to this debt. As of June 30, 2004, we had $23.0 million and $2.6 million outstanding under the U.S. dollar and Australian dollar denominated portions of the $100 million revolving credit facility, respectively.

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

     On June 17, 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap were 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of June 30, 2004, the fair value of these collars was a net liability of $0.7 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2004.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at June 30, 2004.

     In August 2000, RailAmerica Transportation Corp., our wholly-owned subsidiary, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 and warrants to purchase 1,411,414 shares of our common stock. Our U.S. subsidiaries are guarantors of the senior subordinated notes.

     Our senior credit facility and the indenture governing our senior subordinated notes include numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things: incur more debt or prepay existing debt, redeem or repurchase our common stock, pay dividends or make other distributions, make acquisitions or investments, use assets as security in other transactions, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, create liens on our assets, make certain payments or capital expenditures and extend credit. In addition, the senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the senior credit facility could result in an event of default under the senior credit facility, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of June 30, 2004. One of the significant financial covenants, which requires us to keep below a specified ratio of debt to EBITDA (defined as net income excluding the results of Chilean operations, less deferred income taxes, interest expense, depreciation and amortization expense) on a twelve month rolling basis, will decrease throughout 2004. The ratio that must be met will be reduced to 4.00 for the earnings period ending September 30, 2004. As of June 30, 2004, the ratio that must be met is 4.25 or below. The calculation of our actual ratio as of June 30, 2004 was 4.11. We anticipate being in compliance with our covenants for the remainder of the year.

INFLATION

     Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: decline in demand for transportation services; the effect of economic conditions generally and particularly in the markets served by us; our dependence upon the agricultural industry as a significant user of our rail services; our dependence upon the availability of financing for acquisitions of railroads and other companies; an adverse change in currency exchange rates, interest rates or fuel costs; a decline in the market acceptability of railroad services; an organization or unionization of a material segment of our employee base; the effect of competitive pricing; failure to acquire additional businesses; costs of seeking to acquire businesses; the inability to integrate acquired businesses; failure to achieve expected synergies; failure to service debt; failure to successfully market and sell non-core properties and assets; and regulation by federal, state, local and foreign regulatory authorities. Results actually achieved thus may differ materially from expected results included in these statements. Forward looking statements speak only as of the date the statement was made. We assume no obligation to update forward looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap were 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of June 30, 2004, the fair value of these collars was a net liability of $0.7 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2004.

     On June 25 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.2 million at June 30, 2004.

     DIESEL FUEL. Diesel fuel represents a significant variable expense to our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 8% of total revenue during the quarter ended June 30, 2004 and 9% for the six months June 30, 2004. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We do not have any hedges in place for 2004 or beyond.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     During the quarter or six months ended June 30, 2004, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2004 annual meeting on June 10, 2004 at which Douglas R. Nichols and Richard Rampell were re-elected to our board of directors. No other proposals were presented at the 2004 annual meeting. At the meeting the votes were cast as follows:

	In Favor	Against	Abstain	Broker Non-Votes
Re-election of Douglas R. Nichols	23,643,558	599,362	—	—
Re-election of Richard Rampell	23,661,914	581,006	—	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended. (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

10.93	Land and track lease agreement, dated as of July 26, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc.

10.94	Amendment to the land and track lease agreement, dated as of July 30, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

(b) Reports on Form 8-K.

     April 8, 2004 report on Form 8-K was filed containing information required under Items 5 and 7 and included a copy of the registrant’s press release announcing the retirement of the Company’s President and Chief Executive Officer.

     April 29, 2004 report on Form 8-K was furnished containing information required under Items 7, 9 and 12 and included a copy of the registrant’s press release announcing First Quarter ended March 31, 2004 Earnings Results.

     June 15, 2004 report on Form 8-K was filed containing information required under Items 5 and 7 and included a copy of the registrant’s press release announcing the appointment of Charles Swinburn as the Company’s Chief Executive Officer and Donald Redfearn as President.

     June 15, 2004 report on Form 8-K was furnished containing information required under Items 7 and 9 and included a copy of the registrant’s press release announcing the presentation given at the Merrill Lynch Global Transportation Conference.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: August 4, 2004	By: /s/ Michael J. Howe

Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)