Form 10-Q
period 2004-09-30
RAILAMERICA INC /DE
filed 2004-11-09
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004, or

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

Common Stock, par value $.001 – 36,984,411 shares as of November 5, 2004

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

			Page
Part I.	Financial Information		3
	Item 1.	Financial Statements	3
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
	Item 4.	Controls and Procedures	40
Part II.	Other Information		41
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
	Item 6.	Exhibits	41
LEASE & PURCHASE AGREEMENT
EMPLOYMENT AGREEMENT- CHARLES SWINBURN
AMENDMENT TO EMPLOYMENT AGREEMENT-DONALD REDFEARN
EMPLOYMENT AGREEMENT- RODNEY CONKLIN
EMPLOYMENT AGREEMENT- MICHAEL HOWE
CHANGE IN CONTROL SEVERANCE AGREEMENT
RULE 13a-14(a)/15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
RULE 13a-14(a)/15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 906
PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,706	$13,714
Accounts and notes receivable, net	69,747	52,312
Current assets of discontinued operations	1,030	36,319
Other current assets	15,944	12,118

Total current assets	97,427	114,463
Property, plant and equipment, net	857,407	826,646
Long-term assets of discontinued operations	3,038	263,007
Other assets	33,934	28,374

Total assets	$991,806	$1,232,490

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,385	$25,093
Accounts payable	37,390	34,851
Accrued expenses	41,304	31,290
Current liabilities of discontinued operations	439	40,338

Total current liabilities	83,518	131,572
Long-term debt, less current maturities	366,252	327,280
Subordinated debt	4,018	121,506
Deferred income taxes	158,273	150,784
Long-term liabilities of discontinued operations	—	115,907
Other liabilities	14,553	13,681

Total liabilities	626,614	860,730

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 36,905,192 shares and 32,094,387 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	37	32
Additional paid-in capital and other	314,413	262,384
Retained earnings	32,492	62,745
Accumulated other comprehensive income	18,250	46,599

Total stockholders’ equity	365,192	371,760

Total liabilities and stockholders’ equity	$991,806	$1,232,490

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2004 and 2003
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue	$100,043	$89,909	$292,287	$260,055

Operating expenses:
Transportation	57,648	45,365	161,708	131,763
Selling, general and administrative	19,327	18,328	68,649	57,301
Net gain on sale of assets	(506)	(347)	(2,460)	(2,352)
Impairment of E&N Railway	12,569	—	12,569	—
Depreciation and amortization	7,561	6,163	21,190	17,653

Total operating expenses	96,599	69,509	261,656	204,365

Operating income	3,444	20,400	30,631	55,690
Interest and other expense	(7,999)	(8,392)	(24,452)	(24,302)
Financing costs	(39,549)	—	(39,549)	—

Income (loss)from continuing operations before income taxes	(44,104)	12,008	(33,370)	31,388
Provision (benefit) for income taxes	(13,540)	5,005	(7,940)	12,050

Income (loss) from continuing operations	(30,564)	7,003	(25,430)	19,338
Gain (loss) from sale of discontinued operations, net of income taxes	2,272	—	(1,679)	—
Loss from discontinued operations, net of income taxes	(4,847)	(2,771)	(3,144)	(6,079)

Net income (loss)	$(33,139)	$4,232	$(30,253)	$13,259

Basic earnings (loss) per common share:
Continuing operations	$(0.84)	$0.22	$(0.74)	$0.61
Discontinued operations	(0.07)	(0.09)	(0.14)	(0.19)

Net income (loss)	$(0.91)	$0.13	$(0.88)	$0.42

Diluted earnings (loss) per common share:
Continuing operations	$(0.84)	$0.21	$(0.74)	$0.59
Discontinued operations	(0.07)	(0.08)	(0.14)	(0.18)

Net income (loss)	$(0.91)	$0.13	$(0.88)	$0.41

Weighted average common shares outstanding:
Basic	36,328	31,750	34,342	31,800
Diluted	36,328	34,283	34,342	34,166

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(30,253)	$13,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	34,585	34,324
Net gain on sale of assets	(23,143)	(2,352)
Impairment of assets	16,595	—
Refinancing costs	39,549	—
Initial lease payment to CSX	(10,000)	—
Non-cash CEO retirement costs	3,600	—
Deferred income taxes and other	12,703	9,355
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(16,595)	(2,518)
Other current assets	(2,053)	1,178
Accounts payable	(2,686)	(3,283)
Accrued expenses	(5,170)	(3,623)
Other assets and liabilities	2,514	(1,865)

Net cash provided by operating activities	19,646	44,475

Cash flows from investing activities:
Purchase of property, plant and equipment	(56,676)	(49,838)
Proceeds from sale of assets, net of cash on-hand	207,075	6,046
Acquisitions, net of cash acquired	(24,645)	(25,846)
Deferred transaction costs and other	(2,975)	(528)

Net cash provided by (used in) investing activities	122,779	(70,166)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	483,952	30,316
Principal payments on long-term debt	(506,002)	(28,818)
Repurchase of senior subordinated notes	(144,905)	—
Proceeds from exercise of stock options and warrants	24,603	491
Purchase of treasury stock	—	(1,226)
Financing costs	(2,976)	(695)

Net cash provided by (used in) financing activities	(145,328)	68

Effect of exchange rates on cash	(105)	2,607

Net decrease in cash	(3,008)	(23,016)
Cash, beginning of period	13,714	28,887

Cash, end of period	$10,706	$5,871

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The December 31, 2003 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, the Company has determined that the expected proceeds from the sale will be lower than anticipated and accordingly has recorded an impairment charge of $4 million during the three months ended September 30, 2004. The Company expects to complete the sale of the Arizona Eastern Railway Company by the end of 2004. The results of operations for the Arizona Eastern Railway Company have been classified to discontinued operations for 2004 and 2003. In addition, the assets and liabilities of the Arizona Eastern Railway Company have been classified as assets and liabilities of discontinued operations in the September 30, 2004 balance sheet.

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). During the three months ended September 30, 2004, the Company recognized a pre-tax gain of $20.7 million, or $2.3 million, after-tax on the transaction. In addition, the Share Sale Agreement provides for an additional payment to RailAmerica based on the changes in the net assets of Freight Australia from September 30, 2003, through August 31, 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US$35.8 million). The Company believes the ultimate impact of the net asset adjustment and the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes. Freight Australia’s results of operations for the periods prior to the sale on August 31, 2004, have been presented as discontinued operations in the Company’s consolidated financial statements.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the nine months ended September 30, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations for the periods prior to the sale date on February 2, 2004, have been classified as discontinued operations in the Company’s consolidated financial statements.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2003 annual report on Form 10-K.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	STOCK-BASED COMPENSATION

As of September 30, 2004, the Company has two stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of the stock option cost associated with the former Chief Executive Officer’s retirement, no stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation,” to stock-based employee compensation.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(33,139)	$4,232	$(30,253)	$13,259
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(109)	(458)	(1,216)	(2,128)

Pro forma net income (loss)	$(33,248)	$3,774	$(31,469)	$11,131

Earnings (loss) per share:
Basic-as reported	$(0.91)	$0.13	$(0.88)	$0.42

Basic-pro forma	$(0.92)	$0.11	$(0.92)	$0.35

Diluted-as reported	$(0.91)	$0.13	$(0.88)	$0.41

Diluted-pro forma	$(0.92)	$0.11	$(0.92)	$0.34

3.	EARNINGS PER SHARE

For the three and nine months ended September 30, 2004 and 2003, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three and nine months ended September 30, 2004, diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of stock options and warrants are anti-dilutive due to the net loss. Had the Company reported net income, approximately 1.0 million and 1.2 million additional shares would have been included in the diluted earnings per share calculation for options and warrants for the three and nine months ended September 30, 2004, respectively, and, depending on the amount of earnings, 0.3 million and 1.1 million shares, respectively, would have been included in the diluted earnings per share calculation for the convertible debt. An additional 0.3 million and 0.5 million options and warrants still would have been excluded from the calculation for the three and nine months ended September 30, 2004, respectively, as such securities would continue to be anti-dilutive even if the Company reported income.

For the three and nine months ended September 30, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible debt. A total of 7.3 million and 8.0 million options and warrants were excluded from the calculation for the three and nine months ended September 30, 2003, respectively, as such securities were anti-dilutive.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	EARNINGS PER SHARE, continued

The following is a summary of the income (loss) from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three Months Ended		For the nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) from continuing operations (basic)	$(30,564)	$7,003	$(25,430)	$19,338
Interest on convertible debt	—	317	—	951

Income (loss) from continuing operations (diluted)	$(30,564)	$7,320	$(25,430)	$20,289

Weighted average shares outstanding (basic)	36,328	31,750	34,342	31,800
Options and warrants	—	352	—	185
Convertible debt	—	2,181	—	2,181

Weighted average shares outstanding (diluted)	36,328	34,283	34,342	34,166

4.	DISCONTINUED OPERATIONS

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the quarter ended September 30, 2004. In addition, the Share Sale Agreement provides for an additional payment to RailAmerica based on the changes in the net assets of Freight Australia from September 30, 2003, through August 31, 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US$35.8 million). The Company believes the ultimate impact of the net asset adjustment and the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. During the three months ended September 30, 2004, the Company recognized a pre-tax gain of $20.7 million, or $2.3 million, after-tax. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes. Freight Australia’s results of operations have been classified as discontinued operations on the Company’s consolidated financial statements. In addition, the assets and liabilities of Freight Australia have been classified as assets and liabilities of discontinued operations on the December 31, 2003 balance sheet.

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue , (“EITF”), No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three months ended September 30, 2004 and 2003, $0.7 million and $1.2 million, respectively, of interest expense was allocated to discontinued operations. For the nine months ended September 30, 2004 and 2003, $3.3 million and $3.6 million, respectively, of interest expense was allocated to discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction, to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue	$24,953	$22,885	$103,194	$67,034

Operating income (loss)	$(961)	$(2,212)	$4,778	$(4,951)

Loss from discontinued operations	$(3,354)	$(4,027)	$(1,482)	$(10,239)
Income tax benefit	(914)	(1,294)	(604)	(3,352)

Loss from discontinued operations, net of tax	$(2,440)	$(2,733)	$(878)	$(6,887)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DISCONTINUED OPERATIONS, continued

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, the Company has determined that the expected proceeds from the sale will be lower than anticipated and accordingly has recorded an impairment charge of $4 million during the three months ended September 30, 2004. The Company expects to complete the sale of the Arizona Eastern Railway Company by the end of 2004. The results of operations for the Arizona Eastern Railway Company have been classified as discontinued operations for 2004 and 2003. In addition, the assets and liabilities of the Arizona Eastern Railway Company have been classified as assets and liabilities of discontinued operations in the September 30, 2004 balance sheet.

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Operating revenue	$1,403	$1,282	$4,142	$4,449

Operating income (loss)	$(3,882)	$124	$(3,656)	$607

Income (loss) from discontinued operations	$(3,882)	$124	$(3,655)	$607
Income tax provision (benefit)	(1,475)	52	(1,389)	254

Income (loss) from discontinued operations, net of tax	$(2,407)	$72	$(2,266)	$353

The major classes of assets and liabilities of the Arizona Eastern Railway Company were as follows (in thousands):

September 30,
2004
Accounts receivable, net	$918
Other current assets	112

Total current assets	1,030
Property, plant and equipment, net	2,878
Other assets	160

Total assets	$4,068

Accounts payable	$221
Accrued expenses	218

Total current liabilities	439

Total liabilities	$439

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DISCONTINUED OPERATIONS, continued

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

The results of operations for Ferronor were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Operating revenue	$—	$6,667	$—	$19,298

Operating income	$—	$315	$—	$2,174

Income (loss) from discontinued operations	$—	$(131)	$—	$551
Income tax provision (benefit)	—	(21)	—	95

Income (loss) from discontinued operations, net of tax	$—	$(110)	$—	$456

5.	EXPANSION OF OPERATIONS

In July 2004, the Company’s wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Fort Wayne & Eastern Railroad (“CF&E”) for twenty years, with two five-year extensions. This agreement required a $10 million initial payment and annual lease payments of approximately $1.2 million for the term of the lease. The Company is amortizing the $10 million payment on a straight-line basis over the 20 year term of the lease. The annual lease payments may vary depending upon the extent to which the CF&E’s unit trains utilize CSX locomotive power during the preceding lease year. The results of operations of the CF&E have been included in the Company’s consolidated financial statements since August 1, 2004. The $10 million initial payment has been classified as an operating activity on the consolidated statement of cash flows.

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

On May 31, 2003, the Company’s wholly-owned subsidiary, the Alabama & Gulf Coast Railway, acquired 288 miles of track and trackage rights connecting to the Alabama & Gulf Coast Railway for total consideration of $15.1 million in cash. On June 29, 2003, the Company acquired a 154 mile branch line in Colorado through its newly formed subsidiary, San Luis & Rio Grande Railroad, for total consideration of $7.2 million in cash. During the first quarter of 2003, the Company acquired 2.6 miles of track connecting to the Dallas, Garland & Northeastern Railroad and 71.5 miles of track on the west-end of the Toledo, Peoria &Western Railway for total consideration of $3.6 million in cash. The pro forma impact of these acquisitions is not material.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	DISPOSITIONS

In October 2003, the Company sold the San Pedro and Southwestern Railway for $2.6 million in cash. The operating results of this railroad were not material. No gain or loss was recognized on this transaction.

7.	DEBT

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization and bear interest at 3.9375% as of September 30, 2004. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 1.75%. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of September 30, 2004, the Company had $7.0 million outstanding under the revolving credit facility. As the amended and restated credit agreement was treated as an extinguishment of debt under EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments,” $7.7 million of deferred loan costs related to the original senior credit facility were written off. These costs are reflected in the financing costs on the consolidated statements of income.

The U.S. term loan and the U.S. dollar denominated revolver are collateralized by the assets of and guaranteed by the Company and most of its U.S. subsidiaries. The Canadian term loan and the Canadian dollar denominated revolver are collateralized by the assets of and guaranteed by the Company and most of its U.S. and Canadian subsidiaries. The loans were provided by a syndicate of banks with UBS Securities LLC, as lead arranger, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia as collateral agent.

In addition, the amended and restated senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of September 30, 2004 and anticipates being in compliance with its covenants for the next twelve months.

     Long-term debt consists of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2004
Senior credit facilities:
U.S. Term Loan	$—	$262,350
Canadian Term Loan	—	42,500
Australian Term Loan	—	59,400
Revolver	—	14,000
Amended and restated senior credit facilities:
U.S. Term Loan	313,000	—
Canadian Term Loan	37,000	—
Revolver	7,000	—
Other long-term debt	13,637	11,989

	370,637	390,239
Less: current maturities	4,385	4,159

Long-term debt, less current maturities	$366,252	$386,080

     The aggregate annual maturities of long-term of debt as of September 30, 2004, are as follows (in thousands):

2004	$351
2005	4,401
2006	4,456
2007	4,525
2008	4,600
Thereafter	352,304

$370,637

On September 29, 2004, the Company repurchased approximately $125.7 million of its $130 million principal amount senior subordinated notes due August 15, 2010 through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of a majority of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which remove most of the restrictive covenants contained in the indenture, became effective on September 29, 2004. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the notes. In addition to the premium charge of approximately $19.2 million for the repurchase of the notes, the Company incurred charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes that were repurchased.

During the three and nine months ended September 30, 2004, $11.6 million and $21.2 million, respectively, of the Company’s junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $0.6 million, which was repaid in August 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Fuel costs represented 8% and 9% of total revenue during the three and nine months ended September 30, 2004, respectively. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2004, the Company has not entered into any fuel hedges for 2004 or beyond.

In June 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap are 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these collars was a net liability of $0.3 million at September 30, 2004.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.1 million at September 30, 2004.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at September 30, 2004.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004 through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.03 million at September 30, 2004.

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004 and expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	COMMON STOCK REPURCHASES

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a two million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the nine months ended September 30, 2003, the Company repurchased 187,500 shares at a total cost of $1.2 million. As the program was not renewed, there were no shares repurchased during the nine months ended September 30, 2004.

10.	COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of September 30, 2004, accumulated other comprehensive income consisted of $0.01 million of unrealized losses related to hedging transactions and $18.3 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(33,139)	$4,232	$(30,253)	$13,259
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	102	111	954	(198)
Realization of cumulative translation adjustment from the sale of Freight Australia	(15,976)	—	(30,808)	—
Change in cumulative translation adjustments	8,050	4,224	1,505	54,467

Total comprehensive income (loss)	$(40,963)	$8,567	$(58,602)	$67,528

11.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Periodic Cost	2004	2003	2004	2003
Service cost	$26	$22	$76	$65
Interest cost	74	73	217	212
Expected return on plan assets	(61)	(62)	(179)	(179)
Curtailment/settlements loss	0	61	0	176
Amortization of net actuarial loss	11	9	34	25
Amortization of prior service costs	5	4	13	13

Net cost recognized	$55	$107	$161	$312

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	COMMITMENTS AND CONTINGENCIES

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

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company has concluded that the total costs to repair and reconstruct the tunnel will exceed its insurance coverage and has recorded a $1.4 million charge during the three months ended September 30, 2004.

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

14.	IMPAIRMENT COSTS

During the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, the Company does not expect significant proceeds from this disposal and accordingly, has recorded an impairment charge of $12.6 million during the three months ended September 30, 2004.

15.	SUBSEQUENT EVENTS

In October 2004, the Company’s wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., signed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision, for $8.6 million. The Company also entered into a 25 year lease of related real estate. On October 15, 2004, the Company paid the $8.6 million by drawing on the U.S. dollar denominated revolver. The Company assumed control of the Midland Subdivision’s operations on October 16, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	SEGMENT INFORMATION

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

Business segment information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 2004:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$100,043	$99,939	$—	$104
Depreciation and amortization	$7,561	$7,409	$—	$152
Operating income (loss)	$3,444	$4,981	$—	$(1,537)
Income (loss) before income taxes	$(44,104)	$(759)	$—	$(43,345)
Total assets	$991,806	$947,894	$—	$43,912

THREE MONTHS ENDED SEPTEMBER 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$89,909	$89,800	$—	$109
Depreciation and amortization	$6,163	$6,009	$—	$154
Operating income (loss)	$20,400	$22,278	$—	$(1,878)
Income (loss) before income taxes	$12,008	$12,670	$—	$(662)
Total assets	$1,180,247	$872,086	$272,071	$36,090

NINE MONTHS ENDED SEPTEMBER 30, 2004:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$292,287	$292,011	$—	$276
Depreciation and amortization	$21,190	$20,726	$—	$464
Operating income (loss)	$30,631	$42,423	$—	$(11,792)
Income (loss) before income taxes	$(33,370)	$17,249	$—	$(50,619)
Total assets	$991,806	$947,894	$—	$43,912

NINE MONTHS ENDED SEPTEMBER 30, 2003:

		North American	International	Corporate and
	Consolidated	Railroads	Railroads	Other
Revenue	$260,055	$259,743	$—	$312
Depreciation and amortization	$17,653	$17,193	$—	$460
Operating income (loss)	$55,690	$60,108	$—	$(4,418)
Income (loss) before income taxes	$31,388	$35,915	$—	$(4,527)
Total assets	$1,180,247	$872,086	$272,071	$36,090

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. (“Issuer”), a wholly-owned subsidiary of RailAmerica, Inc. (“Parent”), sold units including 12 7/8% senior subordinated notes, which were subsequently exchanged for notes registered with the Securities and Exchange Commission. On September 29, 2004, the Company repurchased $125.7 million of its $130.0 million senior subordinated notes (See Note 7). The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc. All guarantor subsidiaries are 100% owned by the Parent. These guarantees are full and unconditional and joint and several. All amounts in the following tables are in thousands.

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
September 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$1,225	$962	$168	$8,351	$—	$10,706
Accounts and notes receivable, net	—	148	54,658	14,941	—	69,747
Current assets of discontinued operations	—	—	1,030	—	—	1,030
Other current assets	107	(194)	12,814	3,217	—	15,944

Total current assets	1,332	916	68,670	26,509	—	97,427
Property, plant and equipment, net	—	1,145	702,794	153,468	—	857,407
Long-term assets of discontinued operations	—	—	3,038	—	—	3,038
Other assets	4,774	3,284	13,071	12,805	—	33,934
Investment in and advances to affiliate	268,202	345,988	(8,040)	554	(606,704)	—

Total assets	$274,308	$351,333	$779,533	$193,336	$(606,704)	$991,806

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,130	$—	$885	$370	$—	$4,385
Accounts payable	(660)	(6,842)	42,979	1,913	—	37,390
Accrued expenses	1,763	1,672	19,661	18,208	—	41,304
Current liabilities of discontinued operations	—	—	439	—	—	439

Total current liabilities	4,233	(5,170)	63,964	20,491	—	83,518
Long-term debt, less current maturities	316,870	—	12,752	36,630	—	366,252
Subordinated debt	4,018	—	—	—	—	4,018
Deferred income taxes	(10,740)	(11,690)	154,796	25,907	—	158,273
Long-term liabilities of discontinued operations	—	—	—	—	—	—
Other liabilities	(153)	3,001	6,798	4,907	—	14,553
Stockholders’ equity:
Common stock	—	37	3,263	2,284	(5,547)	37
Additional paid-in capital	758	314,413	495,027	70,715	(566,500)	314,413
Retained earnings	(40,668)	32,492	42,933	11,315	(13,580)	32,492
Accumulated other comprehensive income	(10)	18,250	—	21,087	(21,077)	18,250

Total stockholders’ equity	(39,920)	365,192	541,223	105,401	(606,704)	365,192

Total liabilities and stockholders’ equity	$274,308	$351,333	$779,533	$193,336	$(606,704)	$991,806

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$44	$80,875	$19,124	$—	$100,043

Operating expenses:
Transportation	—	—	47,051	10,597	—	57,648
Selling, general and administrative	—	1,797	15,908	1,622	—	19,327
Gain on sale of assets	—	—	(513)	7	—	(506)
Impairment of E&N Railway	—	—	—	12,569	—	12,569
Depreciation and amortization	—	59	6,333	1,169	—	7,561

Total operating expenses	—	1,856	68,779	25,964	—	96,599

Operating income (loss)	—	(1,812)	12,096	(6,840)	—	3,444
Interest and other expense	(1,941)	3,798	(7,965)	(1,891)	—	(7,999)
Financing costs	(38,465)	(294)		(790)		(39,549)
Equity in earnings of subsidiaries	(8,441)	(33,070)	—	—	41,511	—

Income (loss) from continuing operations before income taxes	(48,847)	(31,378)	4,131	(9,521)	41,511	(44,104)
Provision (benefit) for income taxes	(13,505)	1,761	1,347	(3,143)	—	(13,540)

Income (loss) from continuing operations	(35,342)	(33,139)	2,784	(6,378)	41,511	(30,564)
Gain on sale of discontinued operations (net of tax)	2,272	—	—	—		2,272
Loss from discontinued operations (net of tax)	—	—	(2,407)	(2,440)	—	(4,847)

Net income (loss)	$(33,070)	$(33,139)	$377	$(8,818)	$41,511	$(33,139)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$109	$235,001	$57,177	$—	$292,287

Operating expenses:
Transportation	—	—	128,568	33,140	—	161,708
Selling, general and administrative	—	13,446	49,230	5,973	—	68,649
Gain on sale of assets	—	—	(2,446)	(14)	—	(2,460)
Impairment of E&N Railway	—	—	—	12,569	—	12,569
Depreciation and amortization	—	183	17,525	3,482	—	21,190

Total operating expenses	—	13,629	192,877	55,150	—	261,656

Operating income (loss)	—	(13,520)	42,124	2,027	—	30,631
Interest and other expense	(4,638)	9,864	(24,150)	(5,528)	—	(24,452)
Financing costs	(38,465)	(294)	—	(790)		(39,549)
Equity in earnings of subsidiaries	(417)	(26,826)	—	—	27,243	—

Income (loss) from continuing operations before income taxes	(43,520)	(30,776)	17,974	(4,291)	27,243	(33,370)
Provision (benefit) for income taxes	(14,422)	(523)	7,429	(424)	—	(7,940)

Income (loss) from continuing operations	(29,098)	(30,253)	10,545	(3,867)	27,243	(25,430)
Gain (loss) on sale of discontinued operations (net of tax)	2,272	—	—	(3,951)		(1,679)
Loss from discontinued operations (net of tax)	—	—	(2,266)	(878)	—	(3,144)

Net income (loss)	$(26,826)	$(30,253)	$8,279	$(8,696)	$27,243	$(30,253)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(26,826)	$(30,253)	$8,279	$(8,696)	$27,243	$(30,253)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,963	562	17,724	13,336	—	34,585
Equity in earnings of subsidiaries	417	26,826	—	—	(27,243)	—
Net gain on sale of assets	(20,656)	—	(2,424)	(63)	—	(23,143)
Impairment of assets	—	—	4,000	12,595	—	16,595
Initial lease payment to CSX	—	—	(10,000)	—	—	(10,000)
Refinancing costs	38,465	294	—	790	—	39,549
Non-cash CEO retirement costs	—	3,600	—	—	—	3,600
Deferred income taxes and other	3,462	121	6,053	3,067	—	12,703
Changes in operating assets and liabilities, net of acquisitions and dispositions Accounts receivable	—	41	(11,611)	(5,025)	—	(16,595)
Other current assets	(40)	18	(2,929)	898	—	(2,053)
Accounts payable	8,076	210	(2,820)	(8,152)	—	(2,686)
Accrued expenses	(8,107)	(1,099)	1,813	2,223	—	(5,170)
Other assets and liabilities	31	500	(713)	2,696	—	2,514

Net cash provided by (used in) operating activities	(2,215)	820	7,372	13,669	—	19,646

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(34,585)	(22,084)	—	(56,676)
Proceeds from sale of assets, net of cash on-hand	193,564	—	4,493	9,018	—	207,075
Acquisitions, net of cash acquired	—	—	(24,645)	—	—	(24,645)
Deferred transaction costs and other	—	(835)	—	(2,140)	—	(2,975)

Net cash provided by (used in) investing activities	193,564	(842)	(54,737)	(15,206)	—	122,779

Cash flows from financing activities:
Proceeds from issuance of long-term debt	435,099	—	—	48,853	—	483,952
Principal payments on long-term debt	(391,450)	(600)	9,054	(123,006)	—	(506,002)
Repurchase of senior subordinated notes	(144,905)	—	—	—	—	(144,905)
(Disbursements)/receipts on intercompany debt	(88,668)	(23,238)	38,365	73,541	—	—
Proceeds from exercise of stock options and warrants	—	24,603	—	—	—	24,603
Financing costs	(2,950)	—	(26)	—	—	(2,976)

Net cash provided by (used in) financing activities	(192,874)	765	47,393	(612)	—	(145,328)

Effect of exchange rates on cash	—	—	—	(105)	—	(105)

Net decrease in cash	(1,525)	743	28	(2,254)	—	(3,008)
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$1,225	$962	$168	$8,351	$—	$10,706

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$56	$72,528	$17,325	$—	$89,909

Operating expenses:
Transportation	—	—	36,545	8,820	—	45,365
Selling, general and administrative	—	1,985	14,942	1,401	—	18,328
Gain on sale of assets	—	—	(303)	(44)	—	(347)
Depreciation and amortization	—	62	5,055	1,046	—	6,163

Total operating expenses	—	2,047	56,239	11,223	—	69,509

Operating income (loss)	—	(1,991)	16,289	6,102	—	20,400
Interest and other expense	(1,351)	3,006	(8,068)	(1,979)	—	(8,392)
Equity in earnings of subsidiaries	3,948	3,147	—	—	(7,095)	—

Income (loss) from continuing operations before income taxes	2,597	4,162	8,221	4,123	(7,095)	12,008
Provision (benefit) for income taxes	(550)	74	3,762	1,719	—	5,005

Income (loss) from continuing operations	3,147	4,088	4,459	2,404	(7,095)	7,003
Loss from discontinued operations (net of tax)	—	—	72	(2,843)	—	(2,771)

Net income (loss)	$3,147	$4,088	$4,387	$(439)	$(7,095)	$4,232

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2003

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$—	$116	$208,453	$51,486	$—	$260,055

Operating expenses:
Transportation	—	—	104,000	27,763	—	131,763
Selling, general and administrative	10	6,196	45,538	5,557	—	57,301
Gain on sale of assets	—	(4)	(2,290)	(58)	—	(2,352)
Depreciation and amortization	—	189	14,370	3,094	—	17,653

Total operating expenses	10	6,381	161,618	36,356	—	204,365

Operating income (loss)	(10)	(6,265)	46,835	15,130	—	55,690
Interest and other expense	(3,572)	9,117	(24,102)	(5,745)	—	(24,302)
Equity in earnings of subsidiaries	11,642	9,272	—	—	(20,914)	—

Income (loss) from continuing operations before income taxes	8,060	12,124	22,733	9,385	(20,914)	31,388
Provision (benefit) for income taxes	(1,212)	(1,135)	9,995	4,402	—	12,050

Income (loss) from continuing operations	9,272	13,259	12,738	4,983	(20,914)	19,338
Income (loss) from discontinued operations (net of tax)	—	—	352	(6,431)	—	(6,079)

Net income (loss)	$9,272	$13,259	$13,090	$(1,448)	$(20,914)	$13,259

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are the largest owner and operator of short line freight railroads in North America. We own, lease or operate a diversified portfolio of 46 railroads with approximately 9,100 miles of track located in the United States and Canada. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

     We pursue growth by increasing our carloads and our average rate per carload and by continuing our selective acquisition program of seeking railroads which we believe will provide operating efficiencies, strategic advantages and/or profit improvement opportunities. During 2004, we also focused on reducing our net debt to total capitalization by divesting foreign and other non-core, non-strategic assets and otherwise reducing our debt.

     Carload Growth and Acquisitions

     Total North American carloads increased by 10.7%, including 5.6% on a “same railroad” basis, during the third quarter of 2004 compared to the third quarter of 2003, with the average rate per carload increasing from $280 to $287. During the nine months ended September 30, 2004, carloads increased by 9.7%, including 4.6% on a “same railroad” basis, compared to the nine months ended September 30, 2003, with the average rate per carload increasing from $273 to $287.

     During the second quarter of 2003, we acquired two branch lines, the San Luis & Rio Grande Railroad in Colorado and the Mobile Line, which is contiguous with our existing Alabama & Gulf Coast Railway. In January 2004, we completed the acquisition of the Central Michigan Railway, which operates 100 miles of rail line in Michigan.

     In July 2004, our wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Fort Wayne & Eastern Railroad for twenty years. We assumed control of the operations on August 1, 2004. The results of operations of this railroad have been included in our consolidated financial statements since this date.

     On June 28, 2004, our Dallas Garland & Northeastern Railroad commenced operations of Mockingbird Yard in Dallas and 11 miles of track through a 10 year agreement with the Union Pacific Railroad. Under terms of the agreement with Union Pacific, the Dallas Garland & Northeastern Railroad will serve customers on the line, with the intention of growing the business and creating a more efficient interchange with the Union Pacific.

     On October 15, 2004, our wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., executed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision. We also entered into a 25 year lease of related real estate. The results of operations of this acquisition are not included in our September 30, 2004, financial statements.

     Divestitures and debt reduction

     A major focus for us in 2004 is to continue to decrease our leverage, primarily through the disposition of non-strategic, non-core assets. In 2004, we have completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, and Freight Australia, our Australian railroad. The proceeds from these two sales have been used to paydown our long term debt and buy-back a majority of our senior subordinated notes. At September 30, 2004, our net debt to total capitalization was 50%.

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the quarter ended September 30, 2004. In addition, the Share Sale Agreement provides for an additional payment to RailAmerica based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004 and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US$35.8 million). We believe the ultimate impact of the net asset adjustment and the representations and warranties will not have a material impact on our future results of operations. However, they could have a material impact on future cash flows. During the three and nine months ended September 30, 2004, we recognized a pre-tax gain of $20.7 million, or $2.3 million, net of income taxes. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase our senior subordinated notes. Freight Australia’s results of operations have been presented in discontinued operations on our consolidated financial statements.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the nine months ended September 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on our consolidated financial statements.

     On September 29, 2004, we completed the purchase of $125.7 million of our $130 million principal amount of senior subordinated notes due 2010. At the same time, we amended and restated our credit agreement to extend the maturity by two years, reduce the margin rate by 0.5%, borrow $350 million in term loans and increase the availability of the U.S. dollar denominated revolving loans by $10 million.

     During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, we determined that the expected proceeds from the sale will be lower than anticipated and accordingly has recorded an impairment charge of $4 million during the three months ended September 30, 2004. We expect to complete the sale of the Arizona Eastern Railway Company by the end of 2004. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

     Commodity Mix

     Our North American rail group operates 46 railroads. Each of these railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three and nine months ended September 30, 2004, bridge traffic accounted for 16%, coal accounted for 12%, and lumber and forest products accounted for 11% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 16%, chemicals generated 11% and 12% and paper products generated 10% and 9% of our North American freight revenue for the three and nine months ended September 30, 2004, respectively. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the three and nine months ended September 30, 2004.

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

     Property, plant and equipment comprised 86% of our total assets as of September 30, 2004. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Three months ended September 30, 2004, compared to three months ended September 30, 2003

     On a consolidated basis, for the three months ended September 30, 2004, we recorded a net loss of $33.1 million, or $0.91 per diluted share, compared to net income of $4.2 million, or $0.13 per diluted share, for the three months ended September 30, 2003. Our operating revenue increased $10.1 million, or 11%, to $100.0 million for the three months ended September 30, 2004 from $89.9 million for the three months ended September 30, 2003. The acquisitions of the Central Michigan Railway and Chicago, Fort Wayne & Eastern Railroad contributed 5%, an increase in “same railroad” carloads contributed 5%, the appreciation of the Canadian dollar against the U.S. dollar contributed 1% and a change in commodity mix and price increases, including the fuel surcharge, accounted for 1%, partially offset by a decrease of 1% due to a reduction in non-freight revenue. Operating income decreased $17.0 million, or 83%, to $3.4 million for the three months ended September 30, 2004, from $20.4 million for the three months ended September 30, 2003, primarily due to the impairment charge taken for the E&N Railway.

     Interest and other expense, including amortization of deferred financing costs, decreased $0.4 million, or 5%, to $8.0 million for the three months ended September 30, 2004, from $8.4 million for the three months ended September 30, 2003, primarily due to the conversion and redemption of the Junior Convertible Debentures at July 31, 2004.

     We incurred extinguishment charges of $39.5 million in the quarter ended September 30, 2004, related to the amendment and restatement of our senior credit facility and the repurchase of our senior subordinated notes. Approximately $20.3 million of this balance related to the write-off of deferred loan costs and original issue discounts associated with these debt instruments, while $19.2 million related to the premium paid on the senior subordinated notes when they were repurchased.

     We recognized a pre-tax gain of $20.7 million, or $2.3 million after- tax, on the sale of discontinued operations from the sale of Freight Australia in the quarter ended September 30, 2004.

     Loss from discontinued operations increased $2.0 million to $4.8 million for the three months ended September 30, 2004, from a loss of $2.8 million for the three months ended September 30, 2003. This increase is primarily due to a $4.0 million pre-tax impairment charge taken on the Arizona Eastern Railway.

     Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

     On a consolidated basis, for the nine months ended September 30, 2004, we recorded a net loss of $30.3 million, or $0.88 per diluted share, compared to net income of $13.3 million, or $0.41 per diluted share, for the nine months ended September 30, 2003. Our operating revenue increased $32.2 million, or 12%, to $292.3 million for the nine months ended September 30, 2004, from $260.1 million for the nine months ended September 30, 2003. The acquisitions of the Mobile Line, San Luis & Rio Grande Railroad, Central Michigan Railway and Chicago, Fort Wayne & Eastern Railroad contributed 6%, an increase in “same railroad” carloads contributed 4%, the appreciation of the Canadian dollar against the U.S. dollar contributed 1% and a change in commodity mix and price increases, including the fuel surcharge, accounted for 2%, partially offset by a decrease of 1% due to a reduction in non-freight revenue. Operating income decreased $25.1 million, or 45%, to $30.6 million for the nine months ended September 30, 2004, from $55.7 million for the nine months ended September 30, 2003. This decrease was primarily due to the pre-tax impairment charge of $12.6 million taken for the E&N Railway and a $6.7 million pre-tax charge for the former CEO’s retirement.

     Interest and other expense, including amortization of deferred financing costs, increased $0.2 million, or 1%, to $24.5 million for the nine months ended September 30, 2004, from $24.3 million in the nine months ended September 30, 2003, primarily due to interest expense associated with recent acquisitions.

     We recognized an after tax loss on the sale of discontinued operations of $1.7 million in the nine months ended September 30, 2004, from the sale of our equity interest in the Chilean railroad, Ferronor, which resulted in an after-tax loss of $4.0 million due to the repatriation of cash to the U.S, partially offset by an after-tax gain on the sale of Freight Australia of $2.3 million in the quarter ended September 30, 2004.

     Loss from discontinued operations decreased $3.0 million to $3.1 million for the nine months ended September 30, 2004, from a loss of $6.1 million for the nine months ended September 30, 2003. This decrease is primarily due to the recovery of the export grain market in Australia.

     Set forth below is a discussion of the historical results of operations for our North American operations as well as a discussion of corporate overhead.

NORTH AMERICAN RAILROAD OPERATIONS

     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

Mobile Line	May 2003
San Luis & Rio Grande Railroad	June 2003
Central Michigan Railway	January 2004
Chicago, Fort Wayne & Eastern Railroad	August 2004
Midland Subdivision	October 2004

     We disposed of the San Pedro & Southwestern Railway in October 2003. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. We expect to sell the Arizona Eastern Railway Company by the end of 2004. Accordingly, the results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the three months ended September 30, 2004 and 2003:

	For the three months ended September 30,
	2004		2003
Operating revenue	$99,939	100%	$89,800	100%

Operating expenses:
Maintenance of way	13,984	14.0%	9,590	10.7%
Maintenance of equipment	3,425	3.4%	3,235	3.6%
Transportation	29,595	29.6%	23,533	26.2%
Equipment rental	10,643	10.7%	9,007	10.0%
Selling, general and administrative	17,307	17.3%	16,148	18.0%
Depreciation and amortization	7,409	7.4%	6,009	6.7%

Total operating expenses	82,363	82.4%	67,522	75.2%

Operating income	$17,576	17.6%	$22,278	24.8%

OPERATING REVENUE. Operating revenue increased by $10.1 million, or 11%, to $99.9 million in the third quarter of 2004 from $89.8 million in the third quarter of 2003. Total carloads increased to 313,622 in 2004 from 283,405 in 2003. Excluding revenue of $0.1 million in 2003 from the disposed railroad, San Pedro & Southwestern Railway and $4.4 million in 2004 for the acquired railroads, the Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad, operating revenue increased $5.8 million or 6%, while carloads increased by 15,843 or 6%. This increase in “same railroad” revenue is primarily due to the increase in carloads and to a lesser extent, an increase in prices, including a fuel surcharge, a change in commodity mix and a strengthening in the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $1.0 million for the three months ended September 30, 2004.

     The increase in the average rate per carload to $287 in the three months ended September 30, 2004 from $280 in 2003 was primarily due to the fuel surcharge, the improvement in the Canadian dollar and a change in commodity mix.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2004 and 2003:

(dollars in thousands, except	For the three months ended			For the three months ended
average rate per carload)	September 30, 2004			September 30, 2003
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$14,207	34,152	$416	$13,424	32,289	$416
Chemicals	10,311	26,255	393	7,707	20,803	370
Paper Products	8,784	27,325	321	7,685	25,691	299
Metal	8,118	21,793	373	7,028	22,123	318
Agricultural & Farm Products	7,537	24,460	308	8,508	25,255	337
Coal	7,260	38,754	187	6,118	35,121	174
Food Products	6,989	20,493	341	5,173	15,746	329
Railroad Equipment/Bridge Traffic	6,168	49,054	126	5,604	43,101	130
Petroleum Products	5,383	14,422	373	4,032	10,689	377
Minerals	5,355	14,572	368	4,471	12,657	353
Metallic/Non-metallic Ores	4,850	17,870	271	4,214	14,700	287
Other	2,721	9,415	289	2,266	7,695	295
Autos	1,422	5,470	260	2,086	7,842	266
Intermodal	988	9,587	103	934	9,693	96

Total	$90,093	313,622	$287	$79,250	283,405	$280

     Lumber and forest product revenue was $14.2 million in the quarter ended September 30, 2004, compared to $13.4 million in the quarter ended September 30, 2003, an increase of $0.8 million or 6%. This increase is primarily due to increased moves in Washington, Oklahoma and northwest Canada as a result of a strong demand for lumber.

     Chemical revenue was $10.3 million in the quarter ended September 30, 2004, compared to $7.7 million in the quarter ended September 30, 2003, an increase of $2.6 million or 34%. This increase is primarily due to the acquisitions of the Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad.

     Paper products revenue was $8.8 million in the quarter ended September 30, 2004, compared to $7.7 million in the quarter ended September 30, 2003, an increase of $1.1 million or 14%. This increase is the result of the acquisitions of the Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad as well as increased business with existing customers in New England, partially offset by a decrease in carloads in Alabama as a result of Hurricane Ivan.

     Metals revenue was $8.1 million in the quarter ended September 30, 2004, compared to $7.0 million in the quarter ended September 30, 2003, an increase of $1.1 million or 16%. This increase is due to new short-term business moving pipes in Kansas, the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased business with an existing customer in North Carolina, partially offset by a decrease in business in Ohio as a result of river locks being closed.

     Agricultural and farm products revenue was $7.5 million in the quarter ended September 30, 2004, compared to $8.5 million in the quarter ended September 30, 2003, a decrease of $1.0 million or 11%. This decrease is primarily due to a poor summer wheat harvest in Colorado and Kansas as a result of a drought in the region.

     Coal revenue was $7.3 million in the quarter ended September 30, 2004, compared to $6.1 million in the quarter ended September 30, 2003, an increase of $1.2 million or 19%. This increase is a result of the Central Michigan Railway acquisition, new business in Nova Scotia and increased production at existing customers in Missouri and Indiana, partially offset by the closure of a customer in Indiana.

     Food products revenue was $7.0 million in the quarter ended September 30, 2004, compared to $5.2 million in the quarter ended September 30, 2003, an increase of $1.8 million or 35%. This increase is due to increased business with existing customers in California and Texas and the acquisition of the Chicago, Fort Wayne & Eastern Railroad.

     Railroad equipment and bridge traffic revenue was $6.2 million in the quarter ended September 30, 2004, compared to and $5.6 million in the quarter ended September 30, 2003, an increase of $0.6 million or 10%. This increase is primarily due to additional haulage by Class I carriers and customers in Arkansas stockpiling cars.

     Petroleum products revenue was $5.4 million in the quarter ended September 30, 2004, compared to $4.0 million in the quarter ended September 30, 2003, an increase of $1.4 million or 34%. This increase is due to a strong demand for asphalt in Colorado, timing of shipments for existing customers and a strong propane market.

     Minerals revenue was $5.4 million in the quarter ended September 30, 2004, compared to $4.5 million in the quarter ended September 30, 2003, an increase of $0.9 million or 20%. This increase is due to a strong demand for asphalt in Colorado and increased business with existing customers in Texas and Arizona.

     Metallic and non-metallic ores revenue was $4.9 million in the quarter ended September 30, 2004, compared to $4.2 million in the quarter ended September 30, 2003, an increase of $0.7 million or 15%. This increase is due to increased business with existing customers in North Carolina and Alabama, new customer business in Oklahoma and the acquisition of the Chicago, Fort Wayne & Eastern Railroad.

     Other revenue was $2.7 million in the quarter ended September 30, 2004, compared to $2.3 million in the quarter ended September 30, 2003, an increase of $0.4 million or 20%. This increase is the result of the Central Michigan Railway acquisition and a strong market for steel scrap.

     Autos revenue was $1.4 million in the quarter ended September 30, 2004, compared to $2.1 million in the quarter ended September 30, 2003, a decrease of $0.7 million or 32%. This decrease is due to customers losing contracts with the large automotive producers.

     Intermodal revenue was $1.0 million in the quarter ended September 30, 2004 and a comparable $0.9 million in the quarter ended September 30, 2003.

     OPERATING EXPENSES. Operating expenses increased to $82.4 million in the three months ended September 30, 2004, from $67.5 million in the comparable period in 2003. The operating ratio was 82.4% in 2004 compared to 75.2% in 2003. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2004. Excluded from these amounts is an impairment charge of $12.6 million on the E&N Railway (See discussion in Corporate Overhead and Other).

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 14.0% in 2004, from 10.7% in 2003, due to casualty costs and clean-up costs associated with Hurricane Ivan and repair of damages from the Central Oregon & Pacific Railroad tunnel fire incurred in the third quarter of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.4% in 2004, from 3.6% in 2003. This decrease is due to lower contract labor and repair and maintenance.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 29.6% in 2004, from 26.2% in 2003. This increase is primarily due to higher fuel costs, which accounted for a 2.3 percentage point increase. Fuel costs were $1.40 per gallon in 2004 compared to $0.97 per gallon in 2003, resulting in a $2.6 million increase in fuel expense in the second quarter of 2004. We expect high fuel costs to continue to adversely impact our results for the remainder of 2004.

     EQUIPMENT RENTAL. Equipment rental increased as a percentage of revenue to 10.7% in 2004, compared to 10.0% in 2003. This increase is due to Class I congestion, resulting in increased car hire expense.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 17.3% in 2004, from 18.0% in 2003, due to the increase in revenue while the absolute amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 7.4% in the third quarter of 2004, from 6.7% in the third quarter of 2003, due to acquisitions and capital expenditures.

COMPARISON OF NORTH AMERICAN RAILROAD OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

     The following table sets forth the operating revenue and expenses (in thousands) for our North American railroad operations for the nine months ended September 30, 2004 and 2003.

	For the nine months ended September 30,
	2004		2003
Operating revenue	$292,011	100%	$259,743	100%

Operating expenses:
Maintenance of way	35,792	12.3%	27,528	10.6%
Maintenance of equipment	10,434	3.6%	9,838	3.8%
Transportation	86,138	29.5%	69,083	26.6%
Equipment rental	29,343	10.0%	25,314	9.8%
Selling, general and administrative	54,560	18.7%	50,679	19.5%
Depreciation and amortization	20,726	7.1%	17,193	6.6%

Total operating expenses	236,993	81.2%	199,635	76.9%

Operating income	$55,018	18.8%	$60,108	23.1%

OPERATING REVENUE. Operating revenue increased by $32.3 million, or 12%, to $292.0 million in the nine months of 2004, from $259.7 million in the nine months of 2003. Total carloads increased to 914,659 in 2004 from 833,416 in 2003. Excluding revenue of $0.2 million in 2003 from the disposed San Pedro & Southwestern Railway, and $16.6 million in 2004 for the acquired Mobile Line, San Luis & Rio Grande Railroad, Central Michigan Railway and Chicago Fort Wayne & Eastern Railroad, operating revenue increased $15.9 million or 6%, while carloads increased by 38,411 or 5% This increase in “same railroad” revenue is primarily due to the increase in carloads, the strengthening of the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $3.8 million for the nine months ended September 30, 2004, as well as changes in commodity mix and fuel surcharges. Non-freight revenue for the nine months ended September 30, 2003 included $1.0 million from the sale of easements along several of our railroad properties.

     The increase in the average rate per carload to $287 in the nine months ended September 30, 2004, from $273 in 2003, was primarily due to the improvement in the Canadian dollar, the acquisition of the Mobile Line and the Central Michigan Railway, which resulted in higher rates per carload due to increased lengths of haul, changes in commodity mix and the fuel surcharges.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2004 and 2003:

(dollars in thousands, except	For the nine months ended			For the nine months ended
average rate per carload)	September 30, 2004			September 30, 2003
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$40,726	98,667	$413	$38,684	95,029	$407
Chemicals	30,325	77,703	390	22,413	63,340	354
Agricultural & Farm Products	25,547	76,129	336	21,462	67,858	316
Metal	24,123	67,644	357	19,444	62,967	309
Paper Products	23,791	78,510	303	21,332	72,351	295
Coal	21,134	112,068	189	18,024	106,242	170
Food Products	18,952	56,414	336	14,917	46,403	321
Railroad Equipment/Bridge Traffic	18,113	143,895	126	17,059	130,487	131
Petroleum Products	15,330	39,982	383	13,855	36,441	380
Minerals	14,570	40,044	364	12,936	36,441	355
Metallic/Non-metallic Ores	14,190	49,307	288	10,970	41,037	267
Other	7,594	26,638	285	7,102	22,565	315
Autos	5,214	21,308	245	6,084	24,960	244
Intermodal	2,783	26,350	106	3,080	27,295	113

Total	$262,392	914,659	$287	$227,364	833,416	$273

     Lumber and forest product revenue was $40.7 million in the nine months ended September 30, 2004, compared to $38.7 million in the nine months ended September 30, 2003, an increase of $2.0 million or 5%. This increase is primarily due to a strong demand for lumber as a result of new construction.

     Chemical revenue was $30.3 million in the nine months ended September 30, 2004, compared to $22.4 million in the nine months ended September 30, 2003, an increase of $7.9 million or 35%. This increase is primarily due to the Mobile Line, Central Michigan Railway and Chicago, Fort Wayne & Eastern Railroad acquisitions.

     Agricultural and farm products revenue was $25.5 million in the nine months ended September 30, 2004, compared to $21.5 million in the nine months ended September 30, 2003, an increase of $4.0 million or 19%. This increase is primarily due to a strong demand for grain in Kansas and Ohio, a poor 2002 harvest that negatively impacted carloads in 2003 and service to a new business in northwest Canada, partially offset by a decrease in grain carloads in the Midwest as a result of a drought in the region.

     Metals revenue was $24.1 million in the nine months ended September 30, 2004, compared to $19.4 million in the nine months ended September 30, 2003, an increase of $4.7 million or 24%. This increase is primarily due to increased carloads with an existing customer in North Carolina, new short-term business moving pipes in Kansas and the Mobile Line and Chicago, Fort Wayne & Eastern Railroad acquisitions.

     Paper products revenue was $23.8 million in the nine months ended September 30, 2004, compared to $21.3 million in the nine months ended September 30, 2003, an increase of $2.5 million or 12%. This increase is due to the Mobile Line, Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad acquisitions, an increase in paper production in Nova Scotia, increased business with existing customers in Oklahoma and New England and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure and Alabama as a result of Hurricane Ivan.

     Coal revenue was $21.1 million in the nine months ended September 30, 2004, compared to $18.0 million in the nine months ended September 30, 2003, an increase of $3.1 million or 17%. This increase is a result of increased production at an existing customer in Arkansas, the acquisition of the Central Michigan Railway, new business in Nova Scotia and the strengthening of the Canadian dollar.

     Food products revenue was $19.0 million in the nine months ended September 30, 2004, compared to $14.9 million in the nine months ended September 30, 2003, an increase of $4.1 million or 27%. This increase is due to new business moving soybeans and other products in Washington, increased business with existing customers in California and Texas and the acquisition of the Chicago, Fort Wayne & Eastern Railway.

     Railroad equipment and bridge traffic revenue was $18.1 million in the nine months ended September 30, 2004, compared to $17.1 million in the nine months ended September 30, 2003, an increase of $1.0 million or 6%. This increase is due to carload moves for a utility company in Arkansas returning to normal levels in 2004 from a decrease in 2003 and additional haulage by Class I carriers.

     Petroleum products revenue was $15.3 million in the nine months ended September 30, 2004, compared to $13.9 million in the nine months ended September 30, 2003, an increase of $1.4 million or 11%. This increase is primarily due to an increase in the demand for petroleum products in Southern Ontario and Colorado, new business in Indiana and a strong propane market.

     Metallic and non-metallic ores revenue was $14.2 million in the nine months ended September 30, 2004, compared to $11.0 million in the nine months ended September 30, 2003, an increase of $3.2 million or 29%. This increase is due to the acquisitions of the Mobile Line, San Luis & Rio Grande Railroad and Chicago, Fort Wayne & Eastern Railroad, increased carloads with existing customers in Texas, North Carolina and Alabama and new customer business in Oklahoma.

     Minerals revenue was $14.6 million in the nine months ended September 30, 2004, compared to $12.9 million in the nine months ended September 30, 2003, an increase of $1.7 million or 13%. This increase is due to new business in Indiana to move fertilizer, new contracts in Alabama as a result of the Mobile Line acquisition, a strong demand for asphalt in Colorado and increased business with customers in Texas and Arizona.

     Other revenue was $7.6 million in the nine months ended September 30, 2004, compared to $7.1 million in the nine months ended September 30, 2003, an increase of $0.5 million or 7%. This increase is primarily due to the Central Michigan Railway acquisition and a strong market for steel scrap.

     Autos revenue was $5.2 million in the nine months ended September 30, 2004, compared to $6.1 million in the nine months ended September 30, 2003, a decrease of $0.9 million or 14%. This decrease is primarily due to the loss of business to another form of transportation in Michigan and customers losing contracts with the large automotive producers.

     Intermodal revenue was $2.8 million in the nine months ended September 30, 2004, compared to $3.1 million in the nine months ended September 30, 2003, a decrease of $0.3 million or 10%. This decrease is due to the closure of an intermodal facility in Indiana.

     OPERATING EXPENSES. Operating expenses increased to $237.0 million in the nine months ended September 30, 2004, from $199.6 million in the comparable period in 2003. The operating ratio was 81.2% in 2004 compared to 76.9% in 2003. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2004. Excluded from these amounts is an impairment charge of $12.6 million on the E&N Railway (See discussion in Corporate Overhead and Other).

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 12.3% in 2004, from 10.6% in 2003, primarily due to higher casualty costs in the nine months of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.6% in 2004, from 3.8% in 2003. This decrease is due to cost savings initiatives at our railroads in the areas of contract labor and repair and maintenance and the outsourcing of car repair services at certain of our railroads.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 29.5% in 2004, from 26.6% in 2003. This increase is primarily due to higher fuel costs, which accounted for a 1.6 percentage point increase, and higher joint facility costs, which accounted for a 0.9 percentage point increase. Joint facility costs increased as a result of trackage rights and switching fees associated with the Mobile Line and Central Michigan Railway acquisitions. Fuel costs averaged $1.27 per gallon in 2004 compared to $1.02 per gallon in 2003, resulting in a $5.0 million increase in fuel expense in 2004. We expect high fuel costs to continue to adversely impact our results for the remainder of 2004.

     EQUIPMENT RENTAL. Equipment rental increased as a percentage of revenue to 10.0% in 2004, compared to 9.8% in 2003, due to Class I congestion resulting in increased car hire expense.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 18.7% in 2004, from 19.5% in 2003, due to the increase in revenue while the absolute amount spent on selling, general, and administrative expenses, such as purchased services, remained relatively flat.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 7.1% in the nine months ended September 30, 2004, from 6.6% in the nine months ended September 30, 2003, due to acquisitions and capital expenditures.

CORPORATE OVERHEAD AND OTHER

     CORPORATE OVERHEAD. Corporate overhead services performed for our subsidiaries include executive management, overall strategic planning, accounting, finance, legal, cash management, information technology, risk management, human resources, payroll and tax. Corporate overhead, which is included in selling, general and administrative expenses in the consolidated statements of income, decreased $0.2 million to $2.0 million during the three months ended September 30, 2004, from $2.2 million in the three months ended September 30, 2003. This decrease is primarily due to lower labor costs in 2004. For the nine months ended September 30, 2004, general and administrative expenses increased $7.5 million to $14.1 million from $6.6 million for the nine months ended September 30, 2003. This increase was primarily due to $6.7 million of charges taken in the second quarter of 2004 related to the retirement of the former Chief Executive Officer, Gary Marino, on April 7, 2004. In accordance with the terms of Mr. Marino’s severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long term asset and liability on our balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested, resulting in a non-cash charge of $3.6 million. Mr. Marino continues to be eligible for future payments under our Long Term Incentive Plan through 2007. No amount has been accrued for any future payments which he may receive. The remaining increase in general and administrative expense is due to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

     ASSET SALES. Net gains on sales of assets were comparable at $0.5 million and $0.3 million for the third quarters ended September 30, 2004 and 2003, respectively, and $2.5 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

     IMPAIRMENT ON E&N RAILWAY. During the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, we do not expect significant proceeds from this disposal and accordingly, have recorded an impairment charge of $12.6 million during the three months ended September 30, 2004.

     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $0.4 million to $8.0 million for the three months ended September 30, 2004, from $8.4 million in 2003. This decrease is primarily due to the conversion and redemption of the Junior Convertible Debentures at July 31, 2004. Interest and other expense increased $0.2 million to $24.5 million for the nine months ended September 30, 2004, from $24.3 million in 2003. The increase in interest expense from 2003 to 2004 is primarily due to interest expense associated with recent acquisitions. Interest expense of $0.7 million and $1.2 million for the quarters ended September 30, 2004 and 2003, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively, has been allocated to discontinued operations. We expect to realize a reduction of approximately $20 million in annual interest expense as a result of the repurchase of our senior subordinated notes and amendment and restatement of our senior credit facility.

     FINANCING COSTS. In September 2004, we incurred costs to amend and restate our senior credit facility and to tender for the 12 7/8% senior subordinated notes. The $39.5 million of costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes.

     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, we determined that the expected proceeds from the sale will be lower than anticipated and accordingly has recorded an impairment charge of $4 million during the three months ended September 30, 2004. We expect to complete the sale of the Arizona Eastern Railway Company by the end of 2004. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the quarter ended September 30, 2004 and 2003, the Arizona Eastern Railway Company contributed a loss of $2.4 million and income of $0.1 million to the loss from discontinued operations. For the nine months ended September 30, 2004 and 2003, the Arizona Eastern Railway Company contributed a loss of $2.3 million and income of $0.4 million to the loss from discontinued operations. The three and nine months ended September 30, 2004 include an impairment charge of $4.0 million, pre-tax, based on the estimated fair value of the entity’s assets.

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the quarter ended September 30, 2004. During the three and nine months ended September 30, 2004, we recognized a gain of $20.7 million, pre-tax and $2.3 million, net of income taxes. The proceeds from sale of Freight Australia were used to repay senior debt and repurchase our high yield senior notes. Freight Australia’s results of operations have been presented in discontinued operations on our consolidated financial statements. The results of Freight Australia have been included in the financial statements through the date of sale of the entity, August 31, 2004. For the quarter ended September 30, 2004 and 2003, Freight Australia contributed losses of $2.4 million, and $2.7 million, respectively, to the losses from discontinued operations. For the nine months ended September 30, 2004 and 2003, Freight Australia contributed losses of $0.9 million and $6.9 million to losses from discontinued operations.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the operating results and loss on sale of Ferronor in discontinued operations for the periods presented. During the nine months ended September 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. For the three and nine months ended September 30, 2003, a $0.1 million loss and $0.3 million of income is included in the loss from discontinued operations for Ferronor.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $19.6 million less capital expenditures of $56.7 million, resulted in a net outflow of $37.1 million for the nine months ended September 30, 2004 compared to a net outflow of $5.4 million for the nine months ended September 30, 2003. The increase in net cash outflow is primarily due to the $10.0 million initial lease payment to CSX, changes in working capital and the timing of capital projects in North America and Australia. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.

     Our long-term business strategy includes the selective acquisition and disposition of transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all.

     One of our strategic goals has been to reduce our net debt (defined as total debt less cash and cash equivalents) to 50% of total capitalization (defined as net debt plus stockholders’ equity). As of September 30, 2004, our net debt is 50.0% of total capitalization as compared to 58.3% at December 31, 2003. The components of our plan to achieve this goal included the sale of non-strategic non-core assets, including the sale of Ferronor and Freight Australia, with proceeds used to pay down debt; conversions of our Junior Convertible Subordinated Debentures which matured on July 31, 2004; and the ongoing reduction of debt utilizing cash flow from operations. The achievement of this plan was highly dependent upon the completion of the sale of Ferronor, which was sold during the first quarter of 2004, and the sale of Freight Australia, which was sold during the third quarter of 2004. In addition, $21.9 million of our $22.5 million of Junior Convertible Subordinated Debentures converted into common shares pursuant to their terms during 2004. The remaining $600,000 was redeemed for cash during the third quarter. As part of this plan, in September 2004, we completed the purchase of $125.7 million of our$130.0 million principal amount of senior subordinated notes due 2010. At the same time, we amended and restated our credit agreement to extend the maturity by two years, reduce the margin rate by 0.5%, borrow $350 million in term loans and increase the availability of U.S. dollar denominated revolving loans by $10 million.

Operating Activities

     Our cash provided by operating activities decreased $24.9 million, to $19.6 million, for the nine months ended September 30, 2004, from $44.5 million for the comparable period in 2003. The decrease in cash flows from operating activities is primarily due to an increase in accounts receivable, the $10.0 million initial payment on the Chicago, Fort Wayne & Eastern Railroad and the $3.1 million cash payment associated with our former CEO’s retirement. Total cash provided by operating activities for the nine months ended September 30, 2004, consists of a net loss of $30.3 million, $34.6 million in depreciation and amortization, an add-back of $39.5 million for financing costs, $16.6 million in impairment charges, $12.7 million in deferred income taxes and other, the $10.0 million initial lease payment to CSX and an add-back of $3.6 million for the non-cash portion of the charge for the former CEO’s retirement, partially offset by $6.5 million of asset sale gains and $24.0 million of net increases in working capital accounts compared to $13.3 million of net income, $34.3 million of depreciation and amortization, and $9.4 million in deferred taxes and other, partially offset by $10.1 million of net increases in working capital accounts and $2.4 million in asset sale gains in the nine months ended September 30, 2003.

Investing Activities

     Cash provided by (used in) investing activities was $122.8 million for the nine months ended September 30, 2004 compared to ($70.2) million in the comparable nine months in 2003. The increase is primarily due to the net cash proceeds of $193.4 million received on the sale of Freight Australia, partially offset by an increase in capital expenditures. Capital expenditures for the nine months ended September 30, 2004, were $56.7 million, or $6.8 million higher than the comparable period in 2003. This increase was due to higher capitalized maintenance projects in Australia as a result of the increased grain tonnage and the appreciation of the Australian dollar and maintenance projects in North America related to acquisitions. Capital expenditures in North America were $43.2 million in the nine months ended September 30, 2004, compared to $39.8 million in the nine months ended September 30, 2003. Asset sale proceeds were $207.1 million for the nine months ended September 30, 2004, compared to $6.0 million in 2003, due to the sale of Freight Australia in August 2004 and Ferronor in February 2004.

Financing Activities

     Cash (used in) provided by financing activities was ($145.3) million for the nine months ended September 30, 2004 compared to $0.1 million in the comparable nine months in 2003. The change of $145.4 million was primarily due to the repurchase of the senior subordinated notes and borrowings on our revolvers for acquisitions during the nine months ended September 30, 2004. Partially offsetting this cash outflow, was the cash received through the amendment and restatement of our senior credit facility in September 2004 and cash proceeds from the exercise of options and warrants in the nine months ended September 30, 2004, which increased $24.1 million, to $24.6 million, from $0.5 million in 2003.

     As of September 30, 2004, we had working capital of $13.9 million, including cash on hand of $10.7 million, and $93.0 million of availability under our revolving credit facility, compared to a working capital deficit of $17.1 million, cash on hand of $13.7 million and $86.0 million of availability under our revolving credit facility at December 31, 2003. The working capital improvement at September 30, 2004, compared to December 31, 2003, is primarily due to the conversion and redemption of our junior convertible subordinated debentures during the nine months ended September 30, 2004, the sale of Ferronor, which had a working capital deficit of $7.0 million at December 31, 2003 and the proceeds from the sale of Freight Australia. The junior convertible subordinated debentures were convertible into common stock prior to July 31, 2004, at a conversion price of $10 per share. As of September 30, 2004, all of our junior convertible subordinated debentures have been converted or redeemed. In July 2004, we entered into a twenty year lease for a 276 mile railroad, known as the Chicago, Fort Wayne & Eastern Railroad, from CSX Transportation, Inc. for a $10.0 million up-front cash lease payment and an annual lease payment of approximately $1.2 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and the compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of September 30, 2004, we had $7.0 million of U.S. dollar loans outstanding under the revolving credit facility. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility.

     At our option, loans under the amended and restated senior credit facility bear interest at either

•	the alternative base rate, defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50% if such loan is a Term Loan or U.S. Revolving Loan, or the Canadian Prime Rate, if such loan is a Canadian revolving loan, and defined as the greater of (i) UBS AG’s Canadian prime rate or (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.00% for term loans and 0.75% for revolving loans at September 30, 2004, or

•	the reserve-adjusted LIBO rate plus a specified margin determined based on our leverage ratio, which margin was 2.00% for term loans and 1.75% for revolving loans at September 30, 2004.

     The default rate under the amended and restated senior credit facility is 2.0% above the otherwise applicable rate. The U.S. term loan and the U.S. dollar denominated revolver are collateralized by the assets of, and guaranteed by, us and most of our U.S. subsidiaries. The Canadian term loan and the Canadian dollar denominated revolver are collateralized by the assets of, and guaranteed by, us and most of our U.S. and Canadian subsidiaries. The loans were provided by a syndicate of banks with UBS Securities LLC, as lead arranger, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.

     Our amended and restated senior credit facility includes numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things:

•	incur more debt or prepay existing debt,

•	redeem or repurchase our common stock,

•	pay dividends or make other distributions,

•	make acquisitions or investments,

•	use assets as security in other transactions,

•	enter into transactions with affiliates,

•	merge or consolidate with others,

•	dispose of assets or use asset sale proceeds,

•	create liens on our assets,

•	make certain payments or capital expenditures, and

•	extend credit.

     In addition, the amended and restated senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of September 30, 2004, and anticipate being in compliance with our covenants for the next twelve months.

     Our amended and restated senior credit facility allows us to invest in permitted acquisitions up to $50 million in any one transaction but not to exceed $300 million over the seven year term of the amended and restated credit facility and requires us to be in compliance with our financial covenants on a pro forma basis taking into account the acquisition and any related financing for the prior four fiscal quarters. Although we have no current plans to make acquisitions that do not meet these criteria, if proposed acquisitions exceed these limits we would seek to obtain waivers from the lenders or their consent to amend the relevant provisions. To date, we have used approximately $8.6 million of the $300 million acquisition limit. We do not believe these restrictions are likely to affect our acquisition program.

     On September 29, 2004, we repurchased approximately $125.7 million of our $130 million principal amount 12-7/8% senior subordinated notes due August 15, 2010, through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of most of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which remove most of the restrictive covenants contained in the indenture, became effective on September 29, 2004, upon our acceptance for purchase of the tendered notes, and is binding upon the holders of the notes that were not tendered in the tender offer. We used proceeds from the sale of our Australian subsidiary and from the amended and restated senior credit facility to fund the purchase of the notes. In addition to the premium charge of approximately $19.2 million for the purchase of the notes, we incurred non-cash charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes. We expect to realize a reduction of approximately $20 million in annual interest expense as a result of the repurchase of our senior subordinated notes and amendment and restatement of our senior credit facility. It is our intent to call the remaining notes on August 15, 2005, at which time the call price will be $1.064375 per note.

     On June 17, 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002, expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%; from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%; from November 24, 2003 through May 24, 2004, the floor and cap were 3.5% and 5.5%; and from May 24, 2004 through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of September 30, 2004, the fair value of these collars was a net liability of $0.3 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.1 million at September 30, 2004.

     On June 25, 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003, through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million, while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at September 30, 2004.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.03 million at September 30, 2004.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2004.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:

•	decline in demand for transportation services;

•	the effect of economic conditions generally and particularly in the markets served by us;

•	our dependence upon the agricultural industry as a significant user of our rail services;

•	our dependence upon the availability of financing for acquisitions of railroads and other companies;

•	an adverse change in currency exchange rates,

•	interest rates or fuel costs;

•	a decline in the market acceptability of railroad services;

•	an organization or unionization of a material segment of our employee base;

•	the effect of competitive pricing; failure to acquire additional businesses;

•	costs of seeking to acquire businesses; the inability to integrate acquired businesses;

•	failure to achieve expected synergies;

•	failure to service debt;

•	failure to successfully market and sell non-core properties and assets; and

•	regulation by federal, state, local and foreign regulatory authorities.

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

     To partially mitigate the interest rate risk, in June 2002, we entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002, expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the interest rates can fluctuate within specified ranges. From November 24, 2002, through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003, through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003, through May 24, 2004, the floor and cap were 3.5% and 5.5% and from May 24, 2004, through November 24, 2004, the floor and cap are 4% and 5.75%. The collars qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. As of September 30, 2004, the fair value of these collars was a net liability of $0.3 million.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.1 million at September 30, 2004.

     On June 25, 2003, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003, through November 24, 2004. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million, while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of these swaps was a net receivable of $0.1 million at September 30, 2004.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million, while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.03 million at September 30, 2004.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2004.

     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 8% of total revenue during the quarter ended September 30, 2004, and 9% for the nine months September 30, 2004. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2004, we do not have any hedges in place for 2004 or beyond. Subsequent to September 30, 2004, we have entered into fuel swap agreements to hedge the equivalent of 500,000 gallons per month from December 2004 through February 2005, at an average price of $1.39 per gallon.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     During the quarter or nine months ended September 30, 2004, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibits

2.6	Lease and purchase of rail improvements agreement, dated as of October 13, 2004, between the Indiana & Ohio Central Railroad Company Inc. and CSX Transportation, Inc.

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended. (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

10.96	Employment agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn.

10.97	Amendment to the Amended and Restated Employment agreement, dated as of July 5, 2004, between RailAmerica, Inc. and Donald D. Redfearn.

10.98	Employment agreement, dated as of July 22, 2004, between RailAmerica, Inc. and Rodney J. Conklin.

10.99	Employment agreement, dated as of June 16, 2004, between RailAmerica, Inc. and Michael J. Howe.

10.100	Change in control severance agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: November 9, 2004	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.6	Lease and purchase of rail improvements agreement, dated as of October 13, 2004, between the Indiana & Ohio Central Railroad Company Inc. and CSX Transportation, Inc.

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended. (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

10.96	Employment agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn.

10.97	Amendment to the Amended and Restated Employment agreement, dated as of July 5, 2004, between RailAmerica, Inc. and Donald D. Redfearn.

10.98	Employment agreement, dated as of July 22, 2004, between RailAmerica, Inc. and Rodney J. Conklin.

10.99	Employment agreement, dated as of June 16, 2004, between RailAmerica, Inc. and Michael J. Howe.

10.100	Change in control severance agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of the RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.