Form 10-K
period 2004-12-31
RAILAMERICA INC /DE
filed 2005-03-16
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 computed by reference to the average bid and asked prices of registrant’s common stock reported on the New York Stock Exchange on such date was $541.6 million.

The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of March 11, 2005 was 37,754,199.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

     This Form 10-K contains certain “forward-looking” statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, competitive factors, general economic conditions, customer relations, fuel costs, the interest rate environment, governmental regulation and supervision, the inability to successfully integrate acquired operations, weather, the ability to service debt, one-time events and other factors described under the heading “Factors affecting our operating results, business prospects and market price of stock” and elsewhere in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

GENERAL

     We are the largest owner and operator of short line freight railroads in North America. We own, lease or operate a diversified portfolio of 44 railroads with approximately 8,800 miles of track located in the United States and Canada. Through our diversified portfolio of rail lines, we operate in numerous geographic regions with varying concentrations of commodities hauled. Our business strategy is to focus on our North American railroad operations. Accordingly, during 2004, we sold our Australian and Chilean railroads. We seek to grow both through the expansion of the traffic base on our existing railroads and acquisitions of additional North American railroads.

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

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). In December 2004, we recorded an additional payment of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004. The Share Sale Agreement also provides various representations and warranties by RailAmerica to the buyer. Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

     Since 2000, we have grown significantly through the following:

•	In February 2000, we acquired RailTex, Inc., a holding company that owned 25 railroads in the United States and Canada, for $294.2 million.

•	In January 2002, we acquired StatesRail, Inc., a holding company of 8 railroads in the United States, for $84.4 million.

•	In January 2002, we acquired ParkSierra Corp., a holding company of 3 railroads in the United States, for $46.2 million.

•	In May 2003, we acquired/leased a branch line, in Alabama and Mississippi, that is contiguous to our existing Alabama and Gulf Coast Railway for $15.1 million.

•	In June 2003, we acquired the San Luis & Rio Grande Railroad, a branch line in Colorado, for $7.2 million.

•	In January 2004, we acquired the Central Michigan Railway for $25.3 million.

•	In August 2004, we commenced operations under a 20 year lease agreement of the Chicago, Fort Wayne & Eastern Railroad, for an initial lease payment of $10.0 million.

•	In November 2004, we acquired/leased the Midland Subdivision, in Ohio, for $8.6 million.

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

BUSINESS STRATEGY

     PROVIDING SUPERIOR CUSTOMER SERVICE. We strive to increase our revenue by providing consistent, innovative, cost-efficient and reliable service to our customers. We work with customers, potential customers, industrial development organizations and our Class I interchange partners to develop creative transportation solutions. Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our local marketing managers and the General Managers of each railroad. As part of our marketing efforts, we often schedule more frequent rail service, help customers negotiate price and service levels with interchange partners and assist customers in obtaining the quantity and type of rail equipment required for their operations. We also provide non-scheduled train service on short notice to accommodate customers’ special or emergency needs. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.

     OPERATING SAFELY AND EFFICIENTLY. We are focused on operating safe railroads in an efficient manner. Through training, supervision and safety programs, we have reduced our FRA frequency ratio from 5.83 in 1999 to 2.75 in 2004. FRA frequency ratio is measured as reportable injuries per 200,000 man hours worked. In addition, we manage each of our railroads as an individual profit center allowing local management to make decisions on how to operate the railroad efficiently and profitably. We support the individual railroad operations with centralized purchasing, accounting, human resources, information technology and legal services, allowing us to realize synergies and economies of scale based on our size.

     CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. Over the last eleven years, we have completed twenty-eight acquisitions of railroad companies which owned or had equity interests in 61 railroads, for total consideration in excess of $700 million.

     We seek acquisition candidates that enable us to form geographic clusters of short lines, thereby affording management economies of scale as well as marketing and operating synergies. To be considered by us, acquisition candidates must typically be profitable, generate strong cash flows, have potential for further growth and possess well-maintained infrastructures.

     Acquisition opportunities in North America generally come from three sources. First, certain of the Class I railroads have been selling/leasing branch lines over the past year. We acquired/leased two branch lines from CSX during 2004. We believe, based on our strong operating performance and relationships with the Class I railroads, we are a logical choice to acquire additional properties in the future. Second, as the short line industry itself continues to consolidate, we believe our industry reputation, demonstrated access to capital, breadth of geographic coverage and ability to efficiently evaluate and negotiate prospective transactions place us in a good position to acquire other independent short lines or short line holding companies. Third, as industrial companies sell their railroad operations, we believe our cost-effective and customer oriented approach makes us a strong candidate to acquire these railroads.

     In acquiring rail properties, we compete with other railroad operators, some of which have greater financial resources than we do. Competition for rail properties is based primarily upon price, operating history and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial resources, effectively positions us to successfully compete for future acquisition opportunities.

INDUSTRY OVERVIEW

     The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 99,000 miles of track in 2003. In addition to large railroad operators, there were more than 540 short line and regional railroads, which operated approximately 42,000 miles of track in 2003.

     The railroad industry is subject to regulation by various government agencies, primarily the Surface Transportation Board, or STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 2003, the Class I railroads each had operating revenue of at least $277.7 million, Class II railroads each had revenue of $22.2 million to $277.6 million, and Class III railroads each had revenue of less than $22.2 million. These thresholds are adjusted annually for inflation.

     In compiling data on the U.S. railroad industry, the Association of American Railroads, or AAR, uses the STB’s revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or having revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.

2003 UNITED STATES INDUSTRY OVERVIEW

	Number of		2003 Revenue
Type of Railroad	Carriers	Miles Operated	(in billions)	% of Revenue
Class I	7	98,944	$35.4	92.4%
Regional	32	15,648	1.4	3.7
Local	510	26,347	1.5	3.9

Total	549	140,939	$38.3	100.0%

     As a result of deregulation in 1980, Class I railroads have been able to concentrate on core, long-haul routes, while divesting many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as our company. Divesting branch lines allows Class I railroads to increase car velocity, focus investment on their core network, lower their cost structure and focus on the long-haul versus short-haul business. Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads normally increase after divestiture by Class I railroads. Consequently, these transactions often result in net increases in the divesting carriers’ freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers’ core routes.

     In 2004 the majority of the Class I railroad short line spin-offs were created by CSX Transportation and BNSF Railway Company. The other Class I railroads had a limited number of short line railroad opportunities. Class I railroads have been divesting short line candidates via a variety of means: (a) outright sale for cash consideration, (b) a lease of the railroad right-of-way for a period ranging from 10 to 25 years, or (c) a lease of the land and a sale of the track and track-related structures. The current trend of the Class I railroads appears to favor leases over sales.

NORTH AMERICAN OPERATIONS

     We currently own, lease or operate 44 rail properties in North America, of which 43 are short line freight railroads that provide transportation services for both on-line customers and Class I railroads that interchange with our rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from the Class I interchanges. Each of our North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul makes our rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers. In addition to our 43 short line railroads, we operate a tourist railroad in Hawaii.

     UNITED STATES. We own, lease or operate 35 short line rail properties and one tourist railroad in the United States with approximately 7,000 miles of track. Our railroads are geographically diversified and operate in 26 states. We have clusters of rail properties in the Southeastern, Southwestern, Midwestern, Great Lakes, New England and Pacific Coast regions of the United States. We believe that this cluster strategy provides economies of scale and helps achieve marketing and operational synergies.

     CANADA. We own, lease or operate 8 short line rail properties in Canada with approximately 1,800 miles of track. Our Canadian properties are geographically diversified and operate in five provinces and the Northwest territories.

RAIL TRAFFIC

     Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Bridge traffic passes over the line from one connecting rail carrier to another without the carload being originated or terminated on the line.

     Interline and local traffic generated 88%, 87% and 87% of our total freight revenue in 2004, 2003 and 2002, respectively. We believe that high levels of interline and local traffic provide us with greater stability of revenue because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.

     In addition to competition with other rail carriers, our railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided for an origin-to-destination package. To the extent other carriers are involved in transporting a shipment, we cannot unilaterally control the rate and quality of service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

     The following table summarizes freight revenue by type of traffic carried by our North American railroads in 2004, 2003 and 2002 in dollars and as a percentage of total freight revenue.

FREIGHT REVENUE
(DOLLARS IN THOUSANDS)

	2004		2003		2002
	$	%	$	%	$	%
Interline	$294,566	83.0%	$257,309	82.9%	$230,738	81.2%
Local	18,126	5.1%	13,076	4.2%	16,924	6.0%
Bridge	42,257	11.9%	39,844	12.9%	36,430	12.8%

	$354,949	100.0%	$310,229	100.0%	$284,092	100.0%

     All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2004, 2003 and 2002 by freight revenue and carloads as a percentage of total interchanged (interline and bridge) traffic.

INTERCHANGED TRAFFIC

	2004		2003		2002
	Revenue	Carloads	Revenue	Carloads	Revenue	Carloads
Union Pacific Railroad	28.1%	26.9%	28.8%	27.9%	30.2%	28.3%
Canadian National Railway	22.2%	20.3%	21.7%	18.1%	22.2%	19.9%
CSX Transportation	22.8%	26.1%	16.4%	14.2%	15.4%	13.4%
Burlington Northern Santa Fe Railway	13.0%	11.5%	12.5%	14.2%	13.3%	14.5%
Norfolk Southern	5.5%	6.7%	4.7%	5.6%	4.6%	5.3%
All other railroads	8.4%	8.5%	15.9%	20.0%	14.3%	18.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation cost from origin to destination, including the portion that travels over our lines. Our revenue is generally paid directly to us by the connecting carriers rather than by customers and is payable regardless of whether the connecting carriers are able to collect from the customers. The revenue payable by connecting carriers is set forth in contracts entered into by each of our railroads with their respective connecting carriers and is generally subject to periodic inflation- related adjustments.

     In 2004, we served approximately 1,800 customers in North America. These customers shipped and/or received a wide variety of products. Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 2004 and 2003, our 10 largest North American customers accounted for approximately 21% and 27% of our North American transportation revenue, respectively. No individual customer accounted for more than 10% of our revenue for the years ended 2004 and 2003.

     The following table sets forth, by number and percentage, the carloads hauled by our North American railroads during the years ended December 31, 2004, 2003 and 2002.

CARLOADS CARRIED BY COMMODITY GROUP

	2004		2003		2002

Commodity Group	Carloads	%	Carloads	%	Carloads	%

Agricultural & Farm Products	106,591	8.7%	98,439	8.7%	94,963	8.7%
Autos	28,034	2.3%	33,888	3.0%	43,843	4.0%
Chemicals	104,368	8.5%	85,015	7.5%	83,401	7.6%
Coal	149,584	12.2%	142,928	12.6%	134,082	12.2%
Food Products	80,290	6.5%	63,704	5.7%	62,468	5.7%
Intermodal	35,690	2.9%	35,622	3.1%	42,410	3.9%
Lumber & Forest Products	130,953	10.6%	126,073	11.1%	124,025	11.3%
Metals	89,082	7.2%	85,876	7.6%	76,854	7.0%
Metallic/Non-metallic Ores	65,593	5.3%	55,408	4.9%	49,810	4.5%
Minerals	53,259	4.3%	48,892	4.3%	45,867	4.2%
Paper Products	105,158	8.6%	98,002	8.7%	94,471	8.6%
Petroleum Products	55,517	4.5%	48,700	4.3%	41,512	3.8%
Railroad Equipment/Bridge Traffic	191,264	15.5%	178,451	15.8%	179,582	16.4%
Other	36,052	2.9%	30,144	2.7%	23,115	2.1%

Total	1,231,435	100.0%	1,131,142	100.0%	1,096,403	100.0%

EMPLOYEES

     Currently, we have approximately 1,740 full-time railroad employees and 120 full-time corporate employees. Approximately 850 of our railroad employees are subject to collective bargaining agreements.

SAFETY

     We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by the Vice President of Safety and Operating Practices, involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 2.75 in 2004 as compared to 2.05 in 2003 and 3.05 in 2002.

REGULATION

     UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the Surface Transportation Board, or STB, successor to the Interstate Commerce Commission, and the Federal Railroad Administration, or FRA, (2) labor related statutes including the Railway Labor Act, Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer’s Liability Act, and (3) some limited regulation by agencies in the states in which we do business.

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

     Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act, or ICA, a federal statute which applies to the acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. In the case of an acquisition that is subject to review, the non-Canadian investor must observe a statutory waiting period prior to completion and satisfy the Minister responsible for the administration of the ICA that the investment will be of net benefit to Canada, having regard to certain evaluative factors set out in the legislation.

     Any contemplated acquisitions may also be subject to the provisions of the Competition Act (Canada), or CA. The CA contains provisions relating to premerger notification as well as substantive merger provisions. An Acquisition that exceeds certain financial thresholds set out in the CA may be subject to notification and observance of statutory waiting period prior to completion, during which time the Commissioner of Competition (the “Commissioner”) will evaluate the impact of the acquisition upon competition. In addition, the Commissioner has the jurisdiction under the CA to review an acquisition that is a “merger” within the meaning of the CA in certain circumstances even where notification is not filed.

FREIGHT AUSTRALIA

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provided various representations and warranties by RailAmerica to the buyer. Freight Australia’s results of operations for the periods presented have been reclassified to discontinued operations in our consolidated financial statements.

FERRONOR

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

ITEM 2. PROPERTIES

NORTH AMERICAN RAILROAD PROPERTIES

We operate over 8,800 miles of track in North America. The following map displays all of our North American railroad properties as of March 11, 2005:

The following table sets forth information with respect to the North American railroad properties that we owned or leased as of March 11, 2005:

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Alabama and Gulf Coast Railway	Jan. 2002	429	Owned, Trackage rights	Alabama,	Forest and paper products,
	May 2003			Florida	chemicals, minerals, stone

Arizona & California Railroad	Jan. 2002	297	Owned, Trackage rights	Arizona, California	Cement, asphalt, forest products, petroleum

California Northern Railroad	Jan. 2002	255	Leased,	California	Food, metal, lumber, farm,
			Trackage rights		chemicals

Cape Breton & Central Nova Scotia Railway	Feb. 2000	245	Owned	Nova Scotia	Coal, paper, petroleum

Carolina Piedmont Railroad	Feb. 2000	49	Owned	South Carolina	Chemicals, food, minerals

Cascade and Columbia River Railroad	Sept. 1996	130	Owned;	Washington	Lumber , minerals, agricultural products

Central Oregon & Pacific Railroad	Feb. 2000	449	Owned; Leased; Trackage rights	Oregon, California	Lumber, paper, chemicals

Central Railroad of Indiana	Feb. 2000	81	Owned	Indiana, Ohio	Metal products, chemicals ,farm and food products

Central Railroad of Indianapolis	Feb. 2000	73	Leased; Trackage rights	Indiana	Farm and food products, chemicals, metals

Central Western Railway	July 1999	21	Owned	Alberta	Agricultural products

Chicago, Fort Wayne and Eastern Railroad	July 2004	276	Leased	Indiana, Ohio	Agricultural products, metals and food products

Connecticut Southern Railroad	Feb. 2000	78	Owned; Trackage rights	Connecticut	Lumber, paper products, chemicals, bridge traffic

Dallas Consolidated	Feb. 2000	305	Leased	Texas	Minerals, food, paper
(Dallas, Garland &					products, chemicals
Northeastern Railroad and
Texas Northeastern Railroad)

E&N Railway	Jan. 1999	181	Owned; Leased	British Columbia	Chemicals, agricultural

Eastern Alabama Railway	Jan. 2002	25	Owned	Alabama	Minerals

Goderich-Exeter Railway	Feb. 2000	159	Owned; Leased	Ontario	Auto parts, chemicals, non-metallics, minerals

Huron and Eastern Railway	Mar. 1986	328	Owned;	Michigan	Agricultural products, food,
(including Central Michigan Railway)	May 1988		leased;		chemicals, coal
	Jan. 2004		Trackage rights

Ohio Consolidated	Feb. 2000	684	Owned;	Michigan,	Autos, bridge traffic,
(Indiana & Ohio Railway ,	Oct. 2004		Leased	Ohio, Indiana	agricultural products
Indiana & Ohio Central Railroad and
Midland Subdivision)

Indiana Southern Railroad	Feb. 2000	176	Owned;	Indiana	Coal, farm products,
			Trackage rights		chemicals

Kiamichi Railroad	Jan. 2002	230	Owned,	Arkansas,	Coal, paper products,
			Trackage rights	Oklahoma,	minerals, forest products
				Texas

Kyle Railroad	Jan. 2002	692	Leased; owned	Colorado,	Agricultural products, coal,
				Kansas	minerals

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Lahaina, Kaanapali & Pacific Railroad	Jan. 2002	6	Owned, leased	Hawaii	N/A

Lakeland & Waterways Railway	July 1999	120	Owned	Alberta	Paper products, petroleum

Mackenzie Northern Railway	July 1999	650	Owned	Alberta,	Forest products,
				Northwest	agricultural products,
				Territory	paper products

Michigan Consolidated	Feb. 2000	118	Owned	Michigan	Agricultural products,
(Mid-Michigan Railroad,					auto parts, non-metallic ores,
Grand Rapids Eastern Railroad and					minerals
Michigan Shore Railroad)

Missouri & Northern	Feb. 2000	527	Owned; leased;	Missouri,	Railroad equipment, coal,
Arkansas Railroad			trackage rights	Arkansas,	food products,
				Kansas	agricultural products

New England Central	Feb. 2000	343	Owned;	Vermont, New	Lumber, paper products,
Railroad			Leased	Hampshire,	minerals, petroleum
				Massachusetts,
				Connecticut

Ottawa Valley Railway	July 1999	389	Leased	Ontario	Bridge traffic

Otter Tail Valley Railroad	Oct. 1996	72	Leased	Minnesota	Coal, agricultural
					products, fertilizer

Puget Sound and Pacific Railroad	Jan. 2002	150	Owned,	Washington	Forest products, chemicals,
			Trackage rights		intermodal

San Diego & Imperial	Feb. 2000	124	Trackage rights	California,	Petroleum, paper
Valley Railroad					products, lumber

San Joaquin Valley Railroad	Jan. 2002	341	Owned,	California	Food products, petroleum,
			Trackage rights		chemicals, minerals

San Luis and Rio Grande Railway	June 2003	154	Owned	Colorado	Minerals,
					agricultural products

South Carolina Central	Feb. 2000	97	Owned	South Carolina	Chemicals, metals, coal,
Railroad					paper products

Southern Ontario Railway	July 1999	54	Leased	Ontario	Petroleum, metals,
					chemicals

Toledo, Peoria and Western	Sept. 1999	293	Owned;	Indiana,	Intermodal, agricultural
Railroad			Trackage rights	Illinois	products, chemicals

Ventura County Railroad	Aug. 1998	13	Leased	California	Automobiles, chemicals,
					paper products

Virginia Consolidated	Feb. 2000	210	Leased;	Virginia,	Metals, coal, minerals
(Chesapeake & Albermarle			Owned	North Carolina
Railroad, North Carolina
& Virginia Railroad, and
Virginia Southern
Railroad)

Total track miles		8,824

NORTH AMERICAN ROLLING STOCK

     The following tables summarize the composition, as of December 31, 2004, of our railroad equipment fleet.

		FREIGHT CARS
TYPE	OWNED	LEASED	TOTAL
Covered hopper cars	32	2,351	2,383
Open top hopper cars	105	205	310
Box cars	101	2,681	2,782
Flat cars	193	1,875	2,068
Tank cars	6	4	10
Gondolas	3	570	573
Passenger cars	10	0	10

	450	7,686	8,136

		LOCOMOTIVES
HORSEPOWER/UNIT	OWNED	LEASED	TOTAL
Over 2,000	60	275	335
1,500 to 2,000	50	63	113
Under 1,500	17	15	32

	127	353	480

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

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of conducting our business, we become involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. Other than routine litigation incidental to our business, no other litigation exists.

     On February 7, 2005, the Surface Transportation Board entered an Order setting the terms for sale of our Toledo, Peoria & Western Railway’s 76 mile La Harpe – Hollis Line in western central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. We believe that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate us as required by these rules and regulations. As a result, we intend to appeal the Order to the U.S. Circuit Court of Appeals. We are unable to predict the outcome of this appeal, however, we do not believe the final outcome of this matter will materially affect our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock began trading on the New York Stock Exchange (NYSE) on January 2, 2002 under the symbol “RRA”. Prior to January 2, 2002, our common stock traded on the Nasdaq National Market (Nasdaq) under the symbol “RAIL”. Set forth below is high and low price information for the common stock as reported on the NYSE for each period presented.

2003	High Sales Price	Low Sales Price
First Quarter	$7.65	$4.44
Second Quarter	8.72	6.05
Third Quarter	9.84	7.16
Fourth Quarter	12.19	8.63

2004	High Sales Price	Low Sales Price
First Quarter	$13.40	$10.80
Second Quarter	14.75	11.55
Third Quarter	14.73	10.18
Fourth Quarter	13.39	10.30

2005	High Sales Price	Low Sales Price
First Quarter (through March 11)	$13.40	$11.55

     As of March 11, 2005, there were approximately 548 holders of record and we believe at least 5,300 beneficial owners of our common stock. We have never declared or paid a dividend on our common stock. Our senior credit agreement limits our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The results of our continuing operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 include the results of certain railroads from the dates they were acquired by purchase or lease as follows: Midland Subdivision effective October 15, 2004; Chicago, Fort Wayne & Eastern Railroad effective July 31, 2004; Central Michigan Railway effective January 25, 2004; San Luis and Rio Grande Railroad effective June 29, 2003; the Mobile Line, effective June 1, 2003; StatesRail, effective January 4, 2002; ParkSierra, effective January 8, 2002; and RailTex, effective February 1, 2000. The income statement data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our financial statements not included. Freight Australia, Ferronor, the Arizona Eastern Railway Company and West Texas and Lubbock Railroad, all sold in 2004, have been presented as discontinued operations and thus have been excluded from the income statement data and freight carloads within the operating data.

	AS OF AND FOR THE
	YEAR ENDED DECEMBER 31,
(in thousands, except operating and per share data)	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
Operating revenue	$395,564	$352,338	$326,654	$244,248	$230,022
Operating income	42,291	74,029	64,966	50,738	46,186
Income (loss) from continuing operations	(21,395)	24,161	1,896	6,672	(5,892)
Basic earnings (loss) per common share from continuing operations	$(0.61)	$0.76	$0.06	$0.30	$(0.36)
Diluted earnings (loss) per common share from continuing operations	$(0.61)	$0.74	$0.06	$0.28	$(0.36)
Weighted average common shares – Basic	34,982	31,806	32,047	21,510	18,040
Weighted average common shares – Diluted	34,982	34,336	32,620	22,706	18,040

BALANCE SHEET DATA
Total assets	$1,016,143	$1,232,490	$1,106,553	$891,168	$839,703
Long-term obligations, including current maturities	363,350	330,839	387,321	301,687	358,856
Subordinated debt, including current maturities	4,028	143,040	141,331	144,988	141,411
Stockholders’ equity	380,926	371,760	278,903	220,959	123,434

OPERATING DATA
Freight carloads (continuing operations)	1,231,435	1,131,142	1,096,403	887,502	834,372
Track mileage	8,800	13,300	12,900	11,000	11,000
Number of full time employees	1,740	2,700	2,676	2,180	2,230

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

     Substantial Debt and Debt Service. As of December 31, 2004, we had indebtedness of $367.4 million and, as a result, we incur significant interest expense. The degree to which we are leveraged could have important consequences, including the following:

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

     As of December 31, 2004, we had no outstanding borrowings under our revolving credit facility. This facility allows us to borrow a total of $100 million for any purpose and we may borrow up to an additional $100 million of term debt in connection with acquisitions if we meet specified conditions. If new debt is added to our current debt levels, the related risks that we face would intensify. As of March 11, 2005, we had no borrowings outstanding under the revolving credit facility.

     Covenant Restrictions. Our credit facilities contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

     Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities could result in events of default under the credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness, allowing our senior lenders to foreclose on our assets.

     Fuel Costs. Fuel costs were approximately 9.2% of our revenue for the year ended December 31, 2004, 7.0% for the year ended December 31, 2003 and 6.9% for the year ended December 31, 2002. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. We did not have any fuel hedges in place for 2004. For 2005, approximately 30% of our fuel costs are subject to fuel hedges which will partially offset any increases in fuel costs.

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

     If these disruptions and difficulties occur, they may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expected to result from an acquisition and may cause material adverse short and long-term effects on our operating results and financial condition.

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

     Foreign Operations. We currently have railroad operations in Canada. The risks of doing business in foreign countries include:

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

     Natural events. Severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenue.

     Casualties and Insurance expenditures. We have obtained insurance coverage for losses sustained by our railroads arising from personal injury and for property damage in the event of derailments or other incidents. However, we are responsible for the first $750,000 of expenditures per each incident under our general liability insurance policy and $1,000,000 of expenditures per each incident under our property insurance policy. In addition, in each policy period, we are responsible for the first $1 million of expenditures, in the aggregate, in a policy period on any incidents excess of $750,000 under our general liability insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $100 million and $10 million on liability and property, respectively. In addition, adverse events directly and indirectly applicable to us, including such things as derailments, accidents, discharge of toxic waste, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We pursue growth by seeking to increase the number of our carloads and our average rate per carload and by continuing our selective acquisition program of seeking railroads that we believe will provide operating efficiencies, strategic advantages and/or profit improvement opportunities. Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials and other expenses. Each of these costs is included in one of the following functional departments: maintenance of way, maintenance of equipment, transportation, equipment rental, and selling, general & administrative. In addition, depreciation of our fixed assets and asset sale gains and losses are significant components of our operating income.

     Carload Growth and Acquisitions

     Total North American carloads increased by 8.9%, including 3.2% on a “same railroad” basis, during the year ended 2004 compared to the year ended 2003, with the average rate per carload increasing from $274 to $288. “Same railroad” amounts exclude amounts associated with railroads, or portions of railroads, sold or acquired by the Company after January 1, 2004.

     During the second quarter of 2003, we acquired two branch lines, the 154 mile San Luis & Rio Grande Railroad in Colorado and the 288 mile Mobile Line, which is contiguous with our existing Alabama & Gulf Coast Railway.

     On January 25, 2004, we acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan. The results of operations of this acquisition have been included in our consolidated financial statements since this date.

     In July 2004, we executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Fort Wayne & Eastern Railroad for twenty years. We assumed control of the operations on August 1, 2004. The results of operations of this railroad have been included in our consolidated financial statements since this date.

     On June 28, 2004, we commenced operations of Mockingbird Yard in Dallas and 11 miles of track through a 10 year agreement with the Union Pacific Railroad. Under terms of the agreement with Union Pacific, the Dallas Garland & Northeastern Railroad will serve customers on the line, with the intention of growing the business and creating a more efficient interchange with the Union Pacific.

     On October 15, 2004, we executed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision. We also entered into a 25 year lease of related real estate. The results of operations of this acquisition have been included in our consolidated financial statements since this date.

     Divestitures and debt reduction

     A major focus for us in 2004 was to continue to decrease our leverage and focus exclusively on our North American operations. Accordingly, during 2004 we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, and Freight Australia, our Australian railroad. The proceeds from these two sales have been used to reduce our long-term debt and repurchase a majority of our senior subordinated notes. At December 31, 2004, we had reduced our net debt to total capitalization ratio to 47.4% from 59.2% at December 31, 2003.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the year ended December 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations have been presented in discontinued operations on our consolidated financial statements.

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). We believe the ultimate impact of the representations and warranties will not have a material impact on our future results of operations. However, they could have a material impact on future cash flows. During the year ended December 31, 2004, we recognized a pre-tax gain of $20.2 million, or $2.0 million, net of income taxes as a result of this sale. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase our senior subordinated notes. Freight Australia’s results of operations have been reclassified to discontinued operations on our consolidated financial statements.

     On September 29, 2004, we completed the purchase of $125.7 million of our $130 million principal amount of senior subordinated notes due 2010. At the same time, we amended our credit agreement to extend the maturity by two years, reduce the margin rate by 0.5%, borrow $350 million in term loans and increase the availability of the U.S. dollar denominated revolving loans by $10 million. We recorded a charge of $31.8 million during the year ended December 31, 2004, associated with these financing activities.

     During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, we determined that the expected proceeds from the sale would be lower than anticipated and accordingly recorded an impairment charge of $4 million during the third quarter of 2004. We completed the sale of the Arizona Eastern Railway Company in December 2004 for $2.8 million in cash, resulting in a pretax gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

     During December 2004, we also completed the sale of our West Texas and Lubbock Railroad for $1.8 million in cash and a long-term note of $3.6 million, resulting in a gain of $0.1 million before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.

     Commodity Mix

     Our railroads operate independently with their own management, employees and customer base. They are spread out geographically and carry a diverse mix of commodities. For the year ended December 31, 2004, bridge traffic accounted for 16%, coal accounted for 12%, and lumber and forest products accounted for 11% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 15%, chemicals generated 12% and paper products generated 10% of our North American freight revenue for the year ended December 31, 2004. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the year ended December 31, 2004.

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

     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, deferred income taxes and property, plant and equipment depreciation methods.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired and can be reasonably estimated. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statements of income in the period of the change.

     Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse impact on earnings. Additionally, changes in our estimates regarding the statutory tax rates to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate.

     Property, plant and equipment comprised 86% of our total assets as of December 31, 2004. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

     Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD	DATE OF ACQUISITION
StatesRail (8 railroads)	January 2002
ParkSierra (3 railroads)	January 2002
Mobile Line	June 2003
San Luis and Rio Grande Railway	June 2003
Central Michigan Railway	January 2004
Chicago, Fort Wayne & Eastern Railroad	August 2004
Midland Subdivision	October 2004

     We disposed of certain railroads as follows:

NAME OF RAILROAD	DATE OF DISPOSITION
Georgia Southwestern Railroad	March 2002
Texas New Mexico Railroad	May 2002
San Pedro & Southwestern Railway	October 2003
Arizona Eastern Railway Company	December 2004
West Texas and Lubbock Railroad	December 2004

     As a result, the results of operations for the years ended December 31, 2004, 2003 and 2002 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.

COMPARISON OF CONSOLIDATED OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     The following table sets forth the operating revenue and expenses by functional category for our consolidated operations for the periods indicated (in thousands).

		For the years ended December 31,
	2004		2003

Operating revenue	$395,564	100%	$352,338	100%

Operating expenses:
Maintenance of way	50,269	12.7%	37,464	10.6%
Maintenance of equipment	14,295	3.6%	12,941	3.7%
Transportation	121,719	30.8%	95,210	27.0%
Equipment rental	40,614	10.2%	34,245	9.7%
Selling, general and administrative	88,582	22.4%	77,878	22.1%
Net gain on sale of assets	(4,022)	-1.0%	(3,262)	-0.9%
Impairment of assets	12,569	3.2%	—	0.0%
Depreciation and amortization	29,247	7.4%	23,833	6.8%

Total operating expenses	353,273	89.3%	278,309	79.0%

Operating income	$42,291	10.7%	$74,029	21.0%

     The following table sets forth the operating revenue and expenses by natural category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2004		2003

Operating revenue	$395,564	100%	$352,338	100%

Operating expenses:
Labor and benefits	133,922	33.9%	113,938	32.3%
Equipment rents	42,448	10.7%	35,606	10.1%
Purchased services	27,636	7.0%	23,743	6.7%
Diesel fuel	37,652	9.5%	25,609	7.3%
Casualties and insurance	22,103	5.6%	14,794	4.2%
Materials	8,925	2.2%	7,896	2.2%
Joint facilities	11,902	3.0%	8,258	2.4%
Other expenses	30,891	7.8%	27,894	7.9%
Net gain on sale of assets	(4,022)	-1.0%	(3,262)	-0.9%
Impairment of assets	12,569	3.2%	—	0.0%
Depreciation and amortization	29,247	7.4%	23,833	6.8%

Total operating expenses	353,273	89.3%	278,309	79.0%

Operating income	$42,291	10.7%	$74,029	21.0%

     OPERATING REVENUE. Operating revenue increased by $43.2 million, or 12%, to $395.6 million in the year ended 2004, from $352.3 million in the year ended 2003. Total carloads increased by 100,293, or 9%, to 1,231,435 in 2004 from 1,131,142 in 2003. Excluding revenue of $0.3 million in 2003 from the disposed San Pedro & Southwestern Railway, and $23.4 million in 2004 for the acquired Mobile Line, San Luis & Rio Grande Railroad, Central Michigan Railway, Chicago Fort Wayne & Eastern Railroad and Midland Subdivision, operating revenue increased $20.1 million or 6%, while carloads increased by 36,392 or 3%. The increase in “same railroad” revenue is primarily due to the increase in carloads, the strengthening of the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $5.6 million for the year ended December 31, 2004, as well as changes in commodity mix and fuel surcharges. Non-freight revenue for the year ended December 31, 2003 included $1.0 million from the sale of easements along several of our railroad properties.

     The increase in the average rate per carload to $288 in the year ended December 31, 2004, from $274 in 2003, was primarily due to the improvement in the Canadian dollar, the acquisition of the Mobile Line and the Central Michigan Railway, which resulted in higher rates per carload due to increased lengths of haul, changes in commodity mix and the fuel surcharges.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2004 and 2003:

	For the year ended			For the year ended
(dollars in thousands, except average rate per carload)	December 31, 2004			December 31, 2003
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$54,089	130,953	$413	$51,380	126,073	$408
Chemicals	41,399	104,368	397	30,957	85,015	364
Paper Products	34,245	105,158	326	29,565	98,002	302
Agricultural & Farm Products	33,924	106,591	318	30,708	98,439	312
Metal	31,865	89,082	358	26,835	85,876	312
Coal	28,145	149,584	188	24,479	142,928	171
Food Products	26,710	80,290	333	20,517	63,704	322
Railroad Equipment/Bridge Traffic	24,457	191,264	128	23,390	178,451	131
Petroleum Products	21,098	55,517	380	18,282	48,700	375
Minerals	19,291	53,259	362	17,304	48,892	354
Metallic/Non-metallic Ores	18,790	65,593	286	15,157	55,408	274
Other	10,423	36,052	289	9,328	30,144	309
Autos	6,737	28,034	240	8,092	33,888	239
Intermodal	3,776	35,690	106	4,235	35,622	119

Total	$354,949	1,231,435	$288	$310,229	1,131,142	$274

     Lumber and forest product revenue was $54.1 million in the year ended December 31, 2004, compared to $51.4 million in the year ended December 31, 2003, an increase of $2.7 million or 5%. This increase is primarily due to a strong demand for lumber as a result of new construction.

     Chemical revenue was $41.4 million in the year ended December 31, 2004, compared to $31.0 million in the year ended December 31, 2003, an increase of $10.4 million or 34%. This increase is primarily due to the Mobile Line, Central Michigan Railway and Chicago, Fort Wayne & Eastern Railroad acquisitions.

     Paper products revenue was $34.2 million in the year ended December 31, 2004, compared to $29.6 million in the year ended December 31, 2003, an increase of $4.6 million or 16%. This increase is due to the Mobile Line, Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad acquisitions, an increase in paper production in Nova Scotia, increased business with existing customers in Oklahoma and New England and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure and Alabama as a result of Hurricane Ivan.

     Agricultural and farm products revenue was $33.9 million in the year ended December 31, 2004, compared to $30.7 million in the year ended December 31, 2003, an increase of $3.2 million or 10%. This increase is primarily due to the improved wheat crop in Kansas compared to prior year and service to a new business in northwest Canada, partially offset bumper crop of corn and soybeans in the Midwest as a result of a drought in the region.

     Metals revenue was $31.9 million in the year ended December 31, 2004, compared to $26.8 million in the year ended December 31, 2003, an increase of $5.1 million or 19%. This increase is primarily due to a customer’s plant expansion in North Carolina, a pipeline project in Kansas and the Mobile Line and Chicago, Fort Wayne & Eastern Railroad acquisitions.

     Coal revenue was $28.1 million in the year ended December 31, 2004, compared to $24.5 million in the year ended December 31, 2003, an increase of $3.6 million or 15%. This increase is a result of increased production at an existing customer in Arkansas, the acquisition of the Central Michigan Railway, new business in Nova Scotia and Indiana and the strengthening of the Canadian dollar.

     Food products revenue was $26.7 million in the year ended December 31, 2004, compared to $20.5 million in the year ended December 31, 2003, an increase of $6.2 million or 30%. This increase is due to new business moving soybeans and other products in Washington, increased business with existing customers in California and Texas and the acquisition of the Chicago, Fort Wayne & Eastern Railway.

     Railroad equipment and bridge traffic revenue was $24.5 million in the year ended December 31, 2004, compared to $23.4 million in the year ended December 31, 2003, an increase of $1.1 million or 5%. This increase is due to carload moves for a utility company in Arkansas returning to historical levels in 2004 from an abnormally low level in 2003 and additional haulage by Class I carriers.

     Petroleum products revenue was $21.1 million in the year ended December 31, 2004, compared to $18.3 million in the year ended December 31, 2003, an increase of $2.8 million or 15%. This increase is primarily due to an increase in the demand for petroleum products in Southern Ontario and Colorado, new business in Indiana, a strong propane market and the Chicago, Fort Wayne & Eastern Railroad acquisition.

     Minerals revenue was $19.3 million in the year ended December 31, 2004, compared to $17.3 million in the year ended December 31, 2003, an increase of $2.0 million or 11%. This increase is due to new fertilizer business in Indiana, new contracts in Alabama as a result of the Mobile Line acquisition, a strong demand for asphalt in Colorado and increased business with customers in Texas and Arizona.

     Metallic and non-metallic ores revenue was $18.8 million in the year ended December 31, 2004, compared to $15.2 million in the year ended December 31, 2003, an increase of $3.6 million or 24%. This increase is due to the acquisitions of the Mobile Line, San Luis & Rio Grande Railroad and Chicago, Fort Wayne & Eastern Railroad, increased carloads with existing customers in Texas, North Carolina and Alabama and new customer business in Oklahoma.

     Other revenue was $10.4 million in the year ended December 31, 2004, compared to $9.3 million in the year ended December 31, 2003, an increase of $1.1 million or 12%. This increase is primarily due to the Central Michigan Railway acquisition, a strong market for steel scrap and increased carloads with new and existing customers in Connecticut to move debris.

     Autos revenue was $6.7 million in the year ended December 31, 2004, compared to $8.1 million in the year ended December 31, 2003, a decrease of $1.4 million or 17%. This decrease is primarily due to the loss of business to another form of transportation in Michigan and customers losing contracts with the large automotive producers.

     Intermodal revenue was $3.8 million in the year ended December 31, 2004, compared to $4.2 million in the year ended December 31, 2003, a decrease of $0.4 million or 11%. This decrease is due to the closure of an intermodal facility in Indiana.

     OPERATING EXPENSES. Operating expenses increased to $353.3 million in the year ended December 31, 2004, from $278.3 million in the year ended 2003. The operating ratio, defined as total operating expenses divided by total operating revenue, was 89.3% in 2004 compared to 79.0% in 2003. The increase in the operating ratio is primarily due to an impairment charge of $12.6 million on the E&N Railway, the charge of $6.7 million for the retirement of our former CEO and higher fuel and casualty costs in 2004. Both periods include corporate general and administrative, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased $12.8 million, or 34%, to $50.3 million in 2004 from $37.5 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the impact of a full year from the 2003 acquisitions of the Mobile Line and the San Luis and Rio Grande Railway as well as higher casualty costs in 2004 and the strengthening of the Canadian Dollar. As a percentage of revenue, maintenance of way increased to 12.7% in 2004, from 10.6% in 2003, primarily due to higher casualty costs in the year ended 2004. The increase in casualty costs is due to both a greater number of FRA reportable train incidents as well as FRA reportable personal injuries in 2004 compared to 2003. During 2004, we experienced 66 FRA reportable train incidents compared to 52 in 2003. Our injury frequency ratio in 2004 was 2.75 compared to 2.05 in 2003.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $1.4 million, or 10%, to $14.3 million in 2004 from $12.9 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the impact of a full year from the 2003 acquisitions of the Mobile Line and the San Luis and Rio Grande Railway as well as the strengthening of the Canadian Dollar. Maintenance of equipment decreased as a percentage of revenue to 3.6% in 2004, from 3.7% in 2003.

     TRANSPORTATION. Transportation expense increased $26.5 million, or 28% to $121.7 million in 2004 from $95.2 million in 2003 due to the increase in carloads for both “same railroad” and acquisitions, as well as higher fuel prices and the strengthening of the Canadian Dollar. As a percentage of revenue, transportation expense increased to 30.8% in 2004 from 27.0% in 2003. This increase is primarily due to higher fuel costs, which accounted for a 2.3 percentage point increase, and higher joint facility costs, which accounted for a 0.6 percentage point increase. Joint facility costs increased as a result of trackage rights and switching fees associated with the Mobile Line and Central Michigan Railway acquisitions. Fuel costs averaged $1.37 per gallon in 2004 compared to $1.00 per gallon in 2003, resulting in a $9.5 million increase in fuel expense in 2004.

     EQUIPMENT RENTAL. Equipment rental increased $6.4 million, or 19%, to $40.6 million in 2004 from $34.2 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the impact of a full year from the 2003 acquisitions of the Mobile Line and the San Luis and Rio Grande Railway as well as the strengthening of the Canadian Dollar. As a percentage of revenue, equipment rental increased to 10.2% in 2004, compared to 9.7% in 2003, due to higher car hire expense resulting from Class I congestion and additional railcar leases to support increased lumber traffic in California.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $10.7 million, or 14%, to $88.6 million in 2004 from $77.9 million in 2003 primarily due to the $6.7 million charge related to the retirement of our former CEO. In accordance with the terms of the severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long-term asset and liability on our balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested, resulting in a non-cash charge of $3.6 million. Our former CEO continues to be eligible for future payments under our Long Term Incentive Plan through 2007. No amount has been accrued for any future payments which he may receive. Selling, general and administrative expense increased as a percentage of revenue to 22.4% in 2004, from 22.1% in 2003 or $10.7 million primarily due to the charge for our former CEO’s retirement. Excluding this charge, which accounted for a 1.3 percentage point increase, selling, general and administrative expense decreased as a percentage of revenue to 21.1% in 2004 from 22.1% in 2003 due to the increase in revenue while the absolute amount spent on selling, general, and administrative expenses remained relatively flat.

     ASSET SALES. Net gains on sales of assets were comparable at $4.0 million and $3.3 million for the years ended December 31, 2004 and 2003, respectively.

     IMPAIRMENT OF ASSETS. During the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, we do not expect significant proceeds from this disposal and accordingly, recorded an impairment charge of $12.6 million during 2004.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.4 million, or 23%, to $29.2 million in 2004 from $23.8 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the impact of a full year from the 2003 acquisitions of the Mobile Line and the San Luis and Rio Grande Railway. As a percentage of revenue, depreciation and amortization increased to 7.4% in 2004, from 6.8% in 2003.

     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $3.8 million to $28.6 million in 2004 from $32.4 million in 2003. This decrease is primarily due to the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, the repurchase of our senior subordinated notes and the refinancing of our senior credit facility in September 2004. Interest expense of $3.3 million and $4.9 million for the years ended December 31, 2004 and 2003, respectively, has been allocated to discontinued operations.

     FINANCING COSTS. In September 2004, we incurred costs to refinance our senior credit facility and to repurchase for our senior subordinated notes. The $39.5 million of costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes.

     INCOME TAXES. Our effective tax rates in 2004 and 2003 for continuing operations were 17.4% and 41.9%, respectively. The 2004 tax provision was impacted by the refinancing, CEO severance and E&N impairment charges. The tax benefit on the refinancing charges was 33%, due to the recognition of a foreign exchange gain for tax purposes; the tax benefit on the CEO severance charge was 16%, due to the non-deductibility of the non-cash component of the charge; and the tax benefit on the E&N impairment charge was 31%, due to management’s assessment as to the expected utilization of the deferred tax asset created by the charge. The effective tax rate in 2003 was impacted by recording a provision of $1.5 million from an increase in the Ontario, Canada provincial tax rates.

     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, we determined that the expected proceeds from the sale would be lower than anticipated and accordingly recorded an impairment charge of $4 million during the third quarter of 2004. We completed the sale of the Arizona Eastern Railway Company during December 2004, for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2004 and 2003, the Arizona Eastern Railway Company contributed a loss of $2.5 million and income of $0.5 million to the loss from discontinued operations, respectively. The year ended 2004 results from operations includes an impairment charge of $4.0 million, pre-tax, as discussed above.

     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the years ended December 31, 2004 and 2003, the West Texas and Lubbock Railroad contributed income of $0.5 million and a loss of $0.02 million to the loss from discontinued operations, respectively.

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). During the year ended December 31, 2004, we recognized a gain of $20.2 million, pre-tax and $2.0 million, net of income taxes on the sale. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. The proceeds from sale of Freight Australia were used to repay senior debt and repurchase our high yield senior notes. Freight Australia’s results of operations have been presented in discontinued operations on our consolidated financial statements. The results of Freight Australia have been included in the financial statements through the date of sale of the entity, August 31, 2004. For the years ended December 31, 2004 and 2003, Freight Australia contributed losses of $0.9 million, and $10.0 million, respectively, to the losses from discontinued operations.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the operating results and loss on sale of Ferronor in discontinued operations for the periods presented. During the year ended December 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. For the year ended 2003, $0.02 million (net of tax) of income is included in the loss from discontinued operations for Ferronor. No income or expense was recognized from operations for 2004.

     COMPARISON OF CONSOLIDATED OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     The following table sets forth the operating revenue and expenses by functional category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2003		2002

Operating revenue	$352,338	100%	$326,654	100%

Operating expenses:
Maintenance of way	37,464	10.6%	33,431	10.2%
Maintenance of equipment	12,941	3.7%	14,709	4.5%
Transportation	95,210	27.0%	86,324	26.4%
Equipment rental	34,245	9.7%	32,871	10.1%
Selling, general and administrative	77,878	22.1%	80,183	24.6%
Net gain on sale of assets	(3,262)	-0.9%	(9,155)	-2.8%
Impairment of assets	—	0.0%	1,396	0.4%
Depreciation and amortization	23,833	6.8%	21,929	6.7%

Total operating expenses	278,309	79.0%	261,688	80.1%

Operating income	$74,029	21.0%	$64,966	19.9%

     The following table sets forth the operating revenue and expenses by natural category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2003		2002

Operating revenue	$352,338	100%	$326,654	100%

Operating expenses:
Labor and benefits	113,938	32.3%	109,182	33.4%
Equipment rents	35,606	10.1%	33,681	10.3%
Purchased services	23,743	6.7%	29,517	9.0%
Diesel fuel	25,609	7.3%	22,663	6.9%
Casualties and insurance	14,794	4.2%	12,521	3.8%
Materials	7,896	2.2%	8,340	2.6%
Joint facilities	8,258	2.4%	7,228	2.2%
Other expenses	27,894	7.9%	24,386	7.5%
Net gain on sale of assets	(3,262)	-0.9%	(9,155)	-2.8%
Impairment of assets	—	0.0%	1,396	0.5%
Depreciation and amortization	23,833	6.8%	21,929	6.7%

Total operating expenses	278,309	79.0%	261,688	80.1%

Operating income	$74,029	21.0%	$64,966	19.9%

     OPERATING REVENUE. Operating revenue increased by $25.7 million, or 7.9% to $352.3 million for the year ended December 31, 2003 from $326.7 million for the year ended December 31, 2002, while carloads increased 3.2% to 1,131,142 in 2003 from 1,096,403 in 2002. Excluding revenue of $1.6 million in 2002 from the disposed railroads, Texas New Mexico Railroad, Georgia Southwestern Railroad and San Pedro and Southwestern Railway, and $9.8 million in 2003 from the acquired railroads, San Luis and Rio Grande Railroad and the Mobile Line and the disposed railroad San Pedro and Southwestern Railway, operating revenue increased $17.4 million, or 5.4%, while carloads increased by 19,377, or 1.8%. The increase in “same railroad” revenue was due to a 12% improvement in the Canadian dollar, which positively impacted operating revenue by $8.4 million for the year ended December 31, 2003, and an increase in carloads, where eleven out of fourteen of our commodity groups increased in 2003 compared to 2002.

     In addition, operating revenue in 2003 benefited from two short-term contracts which did not recur in 2004. These contracts, which were to move logs in Arizona and soil in Illinois, contributed a total of $2.7 million in revenue and 4,763 carloads during the year ended December 31, 2003. The increase in the average rate per carload to $274 in 2003 from $259 in 2002 was primarily due to the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2003 and 2002:

	For the year ended			For the year ended
(dollars in thousands, except average rate per carload)	December 31, 2003			December 31, 2002
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$51,380	126,073	$408	$48,541	124,025	$391
Chemicals	30,957	85,015	364	27,771	83,401	333
Agricultural & Farm Products	30,708	98,439	312	27,819	94,963	293
Paper Products	29,565	98,002	302	26,201	94,471	277
Metal	26,835	85,876	312	22,896	76,854	298
Coal	24,479	142,928	171	22,940	134,082	171
Railroad Equipment/Bridge Traffic	23,390	178,451	131	22,237	179,582	124
Food Products	20,517	63,704	322	19,787	62,468	317
Petroleum Products	18,282	48,700	375	15,321	41,512	369
Minerals	17,304	48,892	354	16,940	45,867	369
Metallic/Non-metallic Ores	15,157	55,408	274	11,694	49,810	235
Other	9,328	30,144	309	7,596	23,115	329
Autos	8,092	33,888	239	9,827	43,843	224
Intermodal	4,235	35,622	119	4,521	42,410	107

Total	$310,229	1,131,142	$274	$284,091	1,096,403	$259

     Lumber and forest products revenue was $51.4 million in the year ended December 31, 2003 compared to $48.5 million in the year ended December 31, 2002, an increase of $2.9 million or 6%. This increase was due to a short-term contract to haul logs in Arizona during 2003, a strong housing market, an increase in demand for off-shore lumber and longer hauls of lumber in Alabama as a result of the Mobile Line acquisition.

     Chemicals revenue was $31.0 million in the year ended December 31, 2003 compared to $27.8 million in the year ended December 31, 2002, an increase of $3.2 million or 11%. This increase was primarily due to longer hauls in Alabama as a result of the Mobile Line acquisition, increased carloads with existing customers and new business in South Carolina.

     Agricultural and farm products revenue was $30.7 million in the year ended December 31, 2003 compared to $27.8 million in the year ended December 31, 2002, an increase of $2.9 million or 10%. This increase was due to an improved wheat harvest in Kansas in 2003, partially offset by a poor 2002 harvest in southern Ohio and Indiana, which impacted 2003 carloads and the closure of a grain customer in California.

     Paper products revenue was $29.6 million in the year ended December 31, 2003 compared to $26.2 million in the year ended December 31, 2002, an increase of $3.4 million or 13%. This increase was primarily due to new contracts and longer hauls in Alabama as a result of the Mobile Line acquisition, an increase in paper production in Nova Scotia, and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure.

     Metals revenue was $26.8 million in the year ended December 31, 2003 compared to $22.9 million in the year ended December 31, 2002, an increase of $3.9 million or 17%. This increase was due to an increase in carloads from existing customers in Ohio, North Carolina and South Carolina, new hauls in Alabama as a result of the Mobile Line acquisition and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in California as a result of customer production problems.

     Coal revenue was $24.5 million in the year ended December 31, 2003 compared to $22.9 million in the year ended December 31, 2002, an increase of $1.6 million or 7%. This increase was the result of increased carloads with utility companies in Oklahoma, Indiana and Arkansas and new business in Indiana, partially offset by a decrease in carloads from the Powder River Basin due to severe weather in early 2003.

     Bridge traffic revenue was $23.4 million in the year ended December 31, 2003 compared to $22.2 million in the year ended December 31, 2002, an increase of $1.2 million or 5%. This increase was primarily due to an increase in bridge traffic in Canada along with the strengthening of the Canadian dollar, partially offset by a decrease related to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

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

     Petroleum products revenue was $18.3 million in the year ended December 31, 2003 compared to $15.3 million in the year ended December 31, 2002, an increase of $3.0 million or 19%. This increase was primarily due to new petroleum coke moves for a customer in Canada, new business to move liquefied petroleum gas in New England, new business to move asphalt in Kansas and the strengthening of the Canadian dollar.

     Minerals revenue was $17.3 million in the year ended December 31, 2003 compared to $16.9 million in the year ended December 31, 2002, an increase of $0.4 million or 2%. This increase was the result of new hauls on the Mobile Line, an increase in roofing granule moves due to a strong housing market and new calcium carbonate moves in Alabama, partially offset by fewer cement and limestone moves in New England and a reduction in copper concentrate moves in Arizona.

     Metallic and non-metallic ores revenue was $15.2 million in the year ended December 31, 2003 compared to $11.7 million in the year ended December 31, 2002, an increase of $3.5 million or 30%. This increase was due to the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, a short-term contract to move soil in Illinois and increased traffic with existing customers in Texas.

     Other revenue was $9.3 million in the year ended December 31, 2003 compared to $7.6 million in the year ended December 31, 2002, an increase of $1.7 million or 23%. This increase was primarily due to a short-term contract in Illinois, partially offset by a decrease in ammunition moves in Washington.

     Autos revenue was $8.1 million in the year ended December 31, 2003 compared to $9.8 million in the year ended December 31, 2002, a decrease of $1.7 million or 18%. This decrease related primarily to a General Motors contract that Canadian National Railway lost to CSX Transportation in Ohio.

     Intermodal revenue was $4.2 million in the year ended December 31, 2003 compared to $4.5 million in the year ended December 31, 2002, a decrease of $0.3 million or 6%. This decrease was primarily due to the loss of intermodal business in the Midwest, partially offset by a new contract to move solid waste containers in Washington.

     OPERATING EXPENSES. Operating expenses increased $16.6 million to $278.3 million in the year ended December 31, 2003 from $261.7 million in 2002 primarily due to the 12% increase in the Canadian dollar, the acquisitions of the Mobile Line and San Luis and Rio Grande Railroad, higher transportation labor costs associated with the increased carloads, higher fuel prices compared to 2002 and increased casualty and insurance costs. The operating ratio, defined as total operating expenses divided by total operating revenue, was 79.0% in 2003 compared to 80.1% in 2002. Both periods include the addition of expenses to selling, general and administrative, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased as a percentage of revenue to 10.6% in the year ended December 31, 2003 from 10.2% in 2002, due to higher contract labor costs in 2003 related to brush control, bridge repairs and rail testing as a result of increased preventive maintenance initiatives.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense decreased as a percentage of revenue to 3.7% in the year ended December 31, 2003 from 4.5% in 2002. The decrease is primarily due to the outsourcing of certain car repair activities, which also reduced car repair revenue.

     TRANSPORTATION. Transportation expense increased as a percentage of revenue to 27.0% in the year ended December 31, 2003 from 26.4% in 2002 with higher fuel and casualty costs primarily accounted for the increase in expense. Fuel costs were $1.00 per gallon in 2003 compared to $0.87 per gallon in 2002 resulting in a $3.4 million increase in fuel expense in 2003, net of a $1.6 million benefit in 2003 for our fuel hedge. Casualty and insurance expenses were up $1.8 million in 2003 from 2002. Notwithstanding the increase in casualties and insurance, our personal injury frequency ratio, based upon the industry standard of personal injuries per 200,000 man hours, decreased in 2003 to 2.05 from 3.05 in 2002.

     EQUIPMENT RENTAL. Equipment rental decreased as a percentage of revenue to 9.7% in the year ended December 31, 2003 from 10.1% in 2002 due to improved management of leased cars.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased as a percentage of revenue to 22.1% in the year ended December 31, 2003 from 24.6% in 2002. This decrease was primarily due to the write-off of $3.3 million in 2002 for the failed bid costs in connection with the proposed acquisition of National Rail and FreightCorp, two government-owned railroads in Australia, a $1.4 million restructuring charge in 2002 relating to the consolidation of the accounting and human resource functions from San Antonio to Boca Raton and a $1.0 million restructuring charge relating to the termination of certain executives in December 2002.

     ASSET SALES. As part of our strategic plan, we continually review our portfolio for under performing, non-core or non-strategic assets that can be sold. Net gains on sales of assets were $3.3 million for the year ended December 31, 2003. This gain primarily relates to land sales in Illinois, North Carolina and Washington, which resulted in net gains of $1.8 million. Net gains on sales of assets were $9.2 million for the year ended December 31, 2002, which primarily relate to the sale of the Georgia Southwestern Railroad in March 2002 resulting in a gain of $4.5 million and a sale of right-of-ways resulting in a gain of $3.5 million.

     IMPAIRMENT OF ASSETS. On December 31, 1998, we ceased all motor carrier operations and leased substantially all of the operating assets of that segment for periods up to 24 months to an unrelated third party. The third party elected not to renew the lease or purchase the assets upon expiration of the leases in 2000 and all assets were then classified as held for sale. Due to a deterioration in the value of the assets as a result of the weak economic conditions and the lack of servicing of the assets, an impairment charge of $1.4 million was recorded during the year ended December 31, 2002. All of the equipment was sold as of December 31, 2003, with the sales proceeds approximating the remaining book value.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was comparable at 6.8% of revenue in the year ended December 31, 2003 and 6.7% in 2002.

     INTEREST AND OTHER EXPENSE. Interest expense, including amortization of financing costs, decreased from $35.9 million in 2002 to $32.4 million in 2003. The decrease in interest expense from 2002 to 2003 is primarily due to the refinancing of our senior debt in May 2002, which resulted in a lower interest rate. Interest expense of $4.6 million and $4.9 million for 2002 and 2003, respectively, has been allocated to discontinued operations.

     FINANCING COSTS. In connection with the May 2002 refinancing of our senior debt, we terminated our existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133 required the entire balance in other accumulated comprehensive loss to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. Also in connection with the refinancing of our senior debt in May 2002, we wrote off the unamortized balance of the deferred loan costs relating to our old senior credit facility for a total charge of $6.6 million. We also incurred a charge of $2.0 million during 2002 to write-off other refinancing related costs incurred in connection with our May 2002 refinancing.

     INCOME TAXES. Our effective tax rates in 2003 and 2002 for continuing operations were 41.9% and 44.2%, respectively. In 2003, we recorded a provision of $1.5 million from an increase in the Ontario, Canada provincial tax rates.

     DISCONTINUED OPERATIONS. In December 2004, we completed the sale of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2003 and 2002, the Arizona Eastern Railway Company contributed income of $0.5 million and a loss of $0.6 million to discontinued operations.

     In December 2004, we completed the sale of the West Texas and Lubbock Railroad. Accordingly, the results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2003, the West Texas and Lubbock Railroad contributed a loss of $0.02 million to discontinued operations. The entity’s financial results were breakeven for the year ended 2002.

     In August 2004, we completed the sale of Freight Australia to Pacific National. Accordingly, we classified the operating results of Freight Australia for each of the years presented in discontinued operations through the date of sale of the entity, August 31, 2004. For the years ended December 31, 2003 and 2002, Freight Australia contributed losses of $10.0 million, and $0.2 million, respectively, to discontinued operations.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor. Accordingly, we classified the operating results of Ferronor for each of the years presented in discontinued operations. As such, the income statements for the years ended 2003 and 2002, include $0.02 million and $1.0 million (net of tax), respectively, of income from discontinued operations for Ferronor.

     In May 2002, we sold the Texas New Mexico Railroad for $2.3 million resulting in a pretax gain of $1.3 million ($0.8 million, after tax). The gain has been included in discontinued operations for the year ended December 31, 2002. This gain was partially offset by an escrow settlement from the sale of Kalyn Siebert, our previously discontinued trailer manufacturing operations, which resulted in a loss of $0.4 million, after tax, in 2002.

LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $48.1 million less capital expenditures of $75.8 million resulted in a net outflow of $27.7 million for the year ended December 31, 2004 compared to a net outflow of $3.0 million for the year ended December 31, 2003. The increase in net cash outflow is primarily due to the $10 million initial lease payment to CSX, changes in working capital and the timing of capital projects in North America and Australia. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.

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

     One of our strategic goals has been to reduce our net debt (defined as total debt less cash and cash equivalents) to 50% of total capitalization (defined as net debt plus stockholders’ equity). As of December 31, 2004, our net debt is 47.4% of total capitalization as compared to 58.3% at December 31, 2003. The components of our plan to achieve this goal included the sale of non-strategic non-core assets, including the sale of Ferronor and Freight Australia, with proceeds used to reduce debt; conversions of our Junior Convertible Subordinated Debentures which matured on July 31, 2004; and the ongoing reduction of debt utilizing cash flow from operations. The achievement of this plan was highly dependent upon the completion of the sale of Ferronor, which was sold during the first quarter of 2004, and the sale of Freight Australia, which was sold during the third quarter of 2004. In addition, $21.9 million of our $22.5 million of Junior Convertible Subordinated Debentures converted into common shares pursuant to their terms during 2004. The remaining $600,000 was redeemed for cash during the third quarter of 2004. As part of this plan, in September 2004, we completed the purchase of $125.7 million of our $130.0 million principal amount of senior subordinated notes due 2010. At the same time, we amended our credit agreement to extend the maturity by two years, reduced the margin rate by 0.5%, borrowed $350 million in term loans and increased the availability of U.S. dollar denominated revolving loans by $10 million.

Operating Activities

     Our cash provided by operating activities decreased $20.4 million, to $48.1 million, for the year ended December 31, 2004, from $68.5 million for the comparable period in 2003. The decrease in cash flows from operating activities is primarily due to the $10.0 million initial lease payment on the Chicago, Fort Wayne & Eastern Railroad, a $3.7 million increase in working capital accounts and the $3.1 million cash payment associated with our former CEO’s retirement. Total cash provided by operating activities for the year ended December 31, 2004, consists of a net loss of $25.9 million, $43.1 million in depreciation and amortization, an add-back of $39.5 million for financing costs, $16.6 million in impairment charges, $9.5 million in deferred income taxes and other and an add-back of $3.6 million for the non-cash portion of the charge for the former CEO’s retirement, partially offset by the $10.0 million initial lease payment to CSX, $25.3 million of asset sale gains and $3.7 million of net increases in working capital accounts compared to total cash provided by operating activities for the year ended December 31, 2003, which consisted of $14.7 million of net income, $46.8 million of depreciation and amortization, and $13.0 million in deferred taxes and other, partially offset by net increase in working capital accounts of $2.8 million and $3.3 million in asset sale gains.

     Our cash provided by operating activities increased $29.9 million to $68.5 million in 2003 from $38.6 million in 2002. The improvement in cash flows from operating activities was primarily due to the termination of the interest rate swaps and related costs in connection with our debt refinancing in 2002 as well as improved working capital management in 2003, partially offset by a decrease in operating cash flows from Australia due to a drought. Total cash provided by operating activities in 2003 consisted of $14.7 million in net income, $46.8 million in depreciation and amortization and $13.0 million in deferred taxes and other, partially offset by $2.8 million of changes in working capital accounts and $3.3 million of asset sale gains compared to total cash provided by operating activities for the year ended December 31, 2002, which consisted of $2.2 million in net income, $41.3 million of depreciation and amortization, $25.4 million of refinancing costs and $3.0 million of deferred taxes and other, partially offset by $9.7 million in asset sale gains and $23.5 million of changes in working capital accounts.

Investing Activities

     Cash provided by investing activities was $110.7 million in 2004 compared to cash used of $88.1 million in 2003. The increase is primarily due to the net cash proceeds of $198.8 million received on the sale of Freight Australia. Additionally, capital expenditures in 2004, were $75.8 million, or $4.3 million higher than capital expenditures in 2003. This increase was due to higher capitalized maintenance projects in Australia as a result of the increased grain tonnage and the appreciation of the Australian dollar and maintenance projects in North America related to acquisitions. Capital expenditures in North America were $62.3 million in 2004, compared to $64.5 million in 2003. Asset sale proceeds were $222.7 million in 2004 compared to $11.2 million in 2003, primarily due to the sale of Freight Australia in August 2004 and Ferronor in February 2004. We expect capital expenditures in 2005 to be approximately $60.0 million.

     Cash used in investing activities was $88.1 million in 2003 compared to $150.1 million in 2002. The decrease was primarily due to the use of cash for the acquisitions of ParkSierra and StatesRail, which totaled $89.4 million in 2002 compared to cash used for acquisitions of $25.8 million in 2003 primarily for the Mobile Line and San Luis and Rio Grande Railroad. Capital expenditures for the years ended December 31, 2003 and 2002 were $71.5 million and $65.7 million, respectively. Asset sale proceeds were $11.2 million for the year ended December 31, 2003 compared to $9.3 million in 2002. Deferred acquisition costs and other accounted for $2.0 million of cash used in 2003 compared to $5.7 million in 2002.

Financing Activities

     Cash used in financing activities was $148.4 million for the year ended December 31, 2004 compared to cash provided of $1.5 million in the year ended 2003. The decrease of $149.9 million was primarily due to the repurchase of the senior subordinated notes during 2004 and the repayment of the Australian component of our senior debt following the sale of Freight Australia. Cash proceeds from the exercise of options and warrants increased $27.1 million to $28.8 million in 2004 from $1.7 million in 2003.

     Cash provided by financing activities was $1.5 million in 2003 compared to $79.3 million in 2002. The decrease of $77.8 million was primarily due to $50.0 million of borrowings in January 2002 used to finance the acquisitions of ParkSierra and StatesRail and an additional $50.0 million of borrowings in connection with refinancing of the senior credit facility in May 2002. The primary source of cash in 2003 was $47.7 million of borrowings on the revolving credit facility and $1.7 million of proceeds from exercises of stock options, partially offset by $46.5 million of debt payments and the purchase of treasury stock for $1.2 million.

     As of December 31, 2004, we had a working capital deficit of $6.6 million, including cash on hand of $24.3 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $17.1 million, cash on hand of $13.7 million and $86.0 million of availability under our revolving credit facility at December 31, 2003. The working capital improvement at December 31, 2004, compared to December 31, 2003, is primarily due to the conversion and redemption of our junior convertible subordinated debentures during the year ended 2004, the sale of Ferronor, which had a working capital deficit of $7.0 million at December 31, 2003, and the proceeds from the sale of Freight Australia. The junior convertible subordinated debentures were convertible into common stock prior to July 31, 2004, at a conversion price of $10 per share. As of December 31, 2004, all of our junior convertible subordinated debentures have been converted or redeemed. In July 2004, we entered into a twenty year lease for a 276 mile railroad, known as the Chicago, Fort Wayne & Eastern Railroad, from CSX Transportation, Inc. for a $10.0 million up-front cash lease payment and an annual lease payment of approximately $1.2 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and the compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of December 31, 2004, we had no U.S. or Canadian dollar loans outstanding under the revolving credit facility. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility.

          At our option, loans under the amended and restated senior credit facility bear interest at either

•	the alternative base rate, defined as the greater of (i) UBS AG’s prime rate and (ii) the Federal Funds Effective Rate plus 0.50% if such loan is a Term Loan or U.S. Revolving Loan, or the Canadian Prime Rate, if such loan is a Canadian revolving loan, and defined as the greater of (i) UBS AG’s Canadian prime rate or (ii) the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin ranging from 1.25 to 0.75 basis points for term loans and 1.00 to 0.25 basis points for revolving loans, determined based on our leverage ratio, which was 1.00% for term loans and 0.75% for revolving loans at December 31, 2004, or

•	the reserve-adjusted LIBO rate plus a specified margin ranging from 2.25 to 1.75 basis points for term loans and 2.00 to 1.25 basis points for revolving loans, determined based on our leverage ratio, which was 2.00% for term loans and 1.75% for revolving loans at December 31, 2004.

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

     Our amended and restated senior credit facility includes numerous covenants imposing significant financial and operating restrictions on us. The covenants limit our ability to, among other things:

•	incur more debt,

•	redeem or repurchase our common stock,

•	pay dividends or make other distributions,

•	make acquisitions or investments,

•	use assets as security in other transactions,

•	enter into transactions with affiliates,

•	merge or consolidate with others,

•	dispose of assets or use asset sale proceeds,

•	create liens on our assets,

•	make certain payments or capital expenditures, and

•	extend credit.

     In addition, the amended and restated senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of December 31, 2004, and anticipate being in compliance with our covenants for the next twelve months.

     Our amended and restated senior credit facility allows us to invest in permitted acquisitions of up to $50 million in any one transaction but not to exceed $300 million over the seven year term of the amended and restated credit facility and requires us to be in compliance with our financial covenants on a pro forma basis taking into account the acquisition and any related financing for the prior four fiscal quarters. Although we have no current plans to make acquisitions that do not meet these criteria, if proposed acquisitions exceed these limits we would seek to obtain waivers from the lenders or their consent to amend the relevant provisions. To date, we have used approximately $8.6 million of the $300 million acquisition limit. We do not believe these restrictions are likely to affect our acquisition program.

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

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at December 31, 2004.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The fair value of this swap was a net receivable of $0.1 million at December 31, 2004.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The fair value of this swap was a net liability of $0.4 million at December 31, 2004.

     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

     All of these interest rate swaps, caps and corridors, qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Contractual Obligations

     Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our existing long-term debt and lease obligations as of December 31, 2004:

			2006 -	2008 -	After
	TOTAL	2005	2007	2009	2009
Long-term debt	$350,000	$5,213	$6,966	$6,966	$330,855
Subordinated debt	$4,265	$0	$0	$0	$4,265
Capital lease obligations	$3,371	$485	$1,079	$1,067	$740
Operating lease obligations	$134,615	$26,395	$46,238	$27,054	$34,928
Other long-term liabilities	$9,979	$399	$902	$5,835	$2,843
Total contractual cash obligations (1)	$502,230	$32,492	$55,185	$40,922	$373,631

(1)	There were no material purchase obligations outstanding as of December 31, 2004.

Common Stock Repurchase Program

     We occasionally repurchase our common stock under our share repurchase program. These repurchases are limited to $5 million per year pursuant to our borrowing arrangements. In July 2002, our board of directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under our borrowing arrangements. During the year ended December 31, 2003, we repurchased 187,300 shares at a total cost of $1.2 million. No shares were repurchased during 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to Statement of Financial Accounting Standards, No. 123 (revised 2004), “Share Based Payment” SFAS No. 123R, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options and employee stock purchase plans, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of equity instruments is to be measured based on the fair value of the instrument on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. This pronouncement is effective in the first interim or annual reporting period beginning after June 15, 2005. We intend to adopt the prospective method of accounting for the stock based compensation for the third quarter beginning July 1, 2005. We have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in Note 1 of the Notes to Consolidated Financial Statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In December 2004, the FASB issued FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which indicates that the lack of clarification of certain provisions within the Jobs Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. Based on preliminary identification of potential repatriation and reinvestment opportunities, we expect that adoption of the repatriation provision of the Act will not have a material effect on the consolidated financial statements.

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

     We monitor our hedging positions and credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

     FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada. As of December 31, 2004, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During 2004, the Canadian dollar increased 8%. The increase in the Canadian dollar led to an increase of $5.6 million in reported revenue and $0.5 million increase in reported operating income in 2004, compared to 2003.

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at December 31, 2004.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net receivable of $0.1 million at December 31, 2004.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.4 million at December 31, 2004.

     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

     DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 9% of total revenues during the year ended December 31, 2004. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis.

     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We did not have any hedges in place for 2004. As of December 31, 2004, we have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month (approximately 30% of consumption) from December 2004 through December 2005, at an average price of $1.45 per gallon, including transportation and distribution costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of RailAmerica, the accompanying notes thereto and the report of independent registered certified public accounting firm are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2004 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 26, 2001 by and among RailAmerica, Inc., ParkSierra Acquisition Corp. and ParkSierra Corp. (30)

2.2	Merger Agreement, dated as of October 12, 2001, among RailAmerica, Inc., StatesRail Acquisition Corp. and StatesRail, Inc. (32)

2.3	Stock Purchase Agreement, dated October 12, 2001, among RailAmerica, Inc., New StatesRail Holdings, Inc., StatesRail L.L.C., West Texas and Lubbock Railroad Company, Inc. and the Members of StatesRail L.L.C. (32)

2.4	Letter Agreement, dated as of October 12, 2001 between the parties to Exhibits 2.2 and 2.3 above. (32)

2.5	Asset Purchase Agreement, dated November 25, 2003, among the Huron and Eastern Railway Company, Inc. and the Straits Corporation. (41)

2.6	Lease and purchase of rail improvements agreement, dated as of October 13, 2004, between the Indiana & Ohio Central Railroad Company Inc. and CSX Transportation, Inc. (40)

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (2)

3.2	By-laws of RailAmerica, Inc. as amended and restated (36)

3.3	Certificate Of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (31)

4.1	Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between RailAmerica, Inc. and American Stock Transfer & Trust Company (6)

4.2	Certificate of Designation of Series A Convertible Redeemable Preferred Stock (19)

4.3	Third Amendment to the Rights Agreement, dated as of January 13, 2000, between RailAmerica, Inc. and American Stock Transfer & Trust Company (10)

4.6	Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between RailAmerica, Inc. and American Stock Transfer and Trust Company (21)

4.7	Waiver and Supplemental Agreement, dated as of April 13, 2000, among RailAmerica, Inc. and EGS Associates, L.P., EGS Partners, L.L.C., BEV Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver (22)

4.8	Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (24)

4.13	First Supplemental Indenture (32)

4.14	Second Supplemental Indenture (32)

4.15	Third Supplemental Indenture (42)

4.16	Fourth Supplemental Indenture (42)

10.45	RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan (2)+

10.46	RailAmerica, Inc. 1995 Employee Stock Purchase Plan (2)+

10.63	RailAmerica, Inc. 1998 Executive Incentive Compensation Plan (7)+

10.80	Form of Change in Control Agreements between RailAmerica, Inc. and certain executive officers (32) +

10.81	Service Agreement, dated April 4, 2001, between RailAmerica, Inc. and Marinus van Onselen and first amendment thereto. (32) +

10.82	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary O. Marino. (32) +

10.83	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Donald D. Redfearn. (32) +

10.84	Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary M. Spiegel. (32)+

10.86	Amendment No. 1 to Credit Agreement (34)

10.87	Deferred Compensation Plan, as amended (34) +

10.88	Adoption Agreement relating to Deferred Compensation Plan, as amended (34) +

10.89	Long Term Incentive Plan, as amended (35) +

10.90	Annual Incentive Plan (35) +

10.91	Separation Agreement, dated as of November 14, 2003, between RailAmerica, Inc. and Gary M. Spiegel.(37)

10.92	Separation Agreement, dated as of April 7, 2004, between RailAmerica, Inc. and Gary O. Marino. (38)

10.93	Land and track lease agreement, dated as of July 26, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc. (39)

10.94	Amendment to the land and track lease agreement, dated as of July 30, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc. (39)

10.95	Amended and Restated Credit Agreement, dated as of September 29, 2004, among RailAmerica, Inc., Palm Beach Rail Holdings, Inc., RailAmerica Transportation Corp., as Borrower, RailAmerica Canada Corp., as the Canadian Term Borrower, Railink Canada Ltd., as the Canadian Revolver Borrower, as the Lenders, UBS Securities LLC, as sole Lead Arranger and Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, and the Bank of Nova Scotia, as Collateral Agent. (43)

10.96	Employment agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn. (40)+

10.97	Amendment to the Amended and Restated Employment agreement, dated as of July 5, 2004, between RailAmerica, Inc. and Donald D. Redfearn. (40)+

10.98	Employment agreement, dated as of July 22, 2004, between RailAmerica, Inc. and Rodney J. Conklin. (40)+

10.99	Employment agreement, dated as of June 16, 2004, between RailAmerica, Inc. and Michael J. Howe. (40)+

10.100	Change in control severance agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn. (40)

14.1	Code of Ethics

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(6)	Incorporated by reference to exhibit No. 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 8, 1998.

(7)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

(10)	Incorporated by reference to exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.

(19)	Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

(21)	Incorporated by reference to Exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(22)	Incorporated by reference to Exhibit 4.2 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(24)	Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-45196.

(30)	Incorporated by reference to the Annex A, filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-75290.

(31)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

(32)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

(33)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.

(34)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(35)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 9, 2003.

(36)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(37)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

(38)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 10, 2004.

(39)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 4, 2004.

(40)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(41)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on February 9, 2004.

(42)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on October 5, 2004.

(43)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K/A, filed with the Securities and Exchange Commission on October 6, 2004.

+      Executive Compensation Plan or Arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

By:	/s/ MICHAEL J. HOWE

Michael J. Howe, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Dated March 16, 2005

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ CHARLES SWINBURN	Chief Executive Officer and Director	March 16, 2005
(Principal Executive Officer)
Charles Swinburn

/s/ WILLIAM G. PAGONIS	Chairman of the Board of Directors	March 16, 2005

William G. Pagonis

/s/ DONALD D. REDFEARN	President, Chief Administrative Officer,	March 16, 2005
Secretary and Director
Donald D. Redfearn

/s/ DOUGLAS R. NICHOLS	Director	March 16, 2005

Douglas R. Nichols

/s/ RICHARD RAMPELL	Director	March 16, 2005

Richard Rampell

/s/ HAROLD R. CURTIS	Director	March 16, 2005

Harold R. Curtis

/s/ JOHN M. SULLIVAN	Director	March 16, 2005

John M. Sullivan

/s/ FERD C. MEYER, JR.	Director	March 16, 2005

Ferd C. Meyer, Jr.

/s/ ROBERT J. RABIN	Senior Vice President and Corporate Controller	March 16, 2005
(Principal Accounting Officer)
Robert J. Rabin

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of RailAmerica, Inc:

We have completed an integrated audit of RailAmerica, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity, present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the Company changed its method of accounting for debt extinguishments in 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Miami, Florida
March 15, 2005

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2004	2003
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,331	$13,714
Accounts and notes receivable, net of allowance of $518 and $498, respectively	63,414	52,312
Current assets of discontinued operations	—	36,319
Other current assets	14,935	12,118

Total current assets	102,680	114,463

Property, plant and equipment, net	875,883	826,646
Long-term assets of discontinued operations	—	263,007
Other assets	37,580	28,374

Total assets	$1,016,143	$1,232,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,097	$25,093
Accounts payable	61,276	34,851
Accrued expenses	41,950	31,290
Current liabilities of discontinued operations	—	40,338

Total current liabilities	109,323	131,572
Long-term debt, less current maturities	357,253	327,280
Subordinated debt	4,028	121,506
Deferred income taxes	149,306	150,784
Long-term liabilities of discontinued operations	—	115,907
Other liabilities	15,307	13,681

	635,217	860,730

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,389,660 shares issued and outstanding at December 31, 2004 and 32,094,387 shares issued and outstanding at December 31, 2003	37	32
Additional paid in capital and other	319,417	262,384
Retained earnings	36,806	62,745
Accumulated other comprehensive income	24,666	46,599

Total stockholders’ equity	380,926	371,760

Total liabilities and stockholders’ equity	$1,016,143	$1,232,490

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002
	(In thousands, except earnings per share data)
Operating revenue	$395,564	$352,338	$326,654

Operating expenses:
Transportation	226,897	179,861	167,335
Selling, general and administrative	88,582	77,877	80,183
Net gain on sale of assets	(4,022)	(3,262)	(9,155)
Impairment of assets	12,569	—	1,396
Depreciation and amortization	29,247	23,833	21,929

Total operating expenses	353,273	278,309	261,688

Operating income	42,291	74,029	64,966
Interest and other expense, including amortization costs of $3,742, $4,810, and $4,686, respectively	(28,642)	(32,432)	(35,910)
Financing costs	(39,549)	—	(25,556)

Income (loss) from continuing operations before income taxes	(25,900)	41,597	3,500
Provision (benefit) for income taxes	(4,505)	17,436	1,604

Income (loss) from continuing operations	(21,395)	24,161	1,896
Discontinued operations:
Gain (loss) on disposal of discontinued business (net of income taxes of $22,384 and $161 )	(1,706)	—	387
Loss from operations of discontinued business (net of income taxes of $1,805, $4,195 and $889, respectively)	(2,838)	(9,471)	(130)

Net income (loss)	$(25,939)	$14,690	$2,153

Basic earnings (loss) per common share:
Continuing operations	$(0.61)	$0.76	$0.06
Discontinued operations	(0.13)	(0.30)	0.01

Net income (loss)	$(0.74)	$0.46	$0.07

Diluted earnings (loss) per common share:
Continuing operations	$(0.61)	$0.74	$0.06
Discontinued operations	(0.13)	(0.28)	0.01

Net income (loss)	$(0.74)	$0.46	$0.07

Weighted average common shares outstanding:
Basic	34,982	31,806	32,047
Diluted	34,982	34,336	32,620

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	STOCKHOLDERS’ EQUITY
			Additional
	Number of		Paid-In		Other
FOR THE YEARS ENDED DECEMBER 31,	Shares	Par	Capital	Retained	Comprehensive
2004, 2003 AND 2002	Issued	Value	and Other	Earnings	Income (Loss)	Total
	(In thousands)

Balance, January 1, 2002	28,842	$29	$224,248	$45,902	$(49,220)	$220,959

Net income	—	—	—	2,153	—	2,153
Change in market value of derivative instruments, net	—	—	—	—	(2,472)	(2,472)
Realized loss on derivatives designated as hedges, net of tax	—	—	—	—	10,737	10,737
Cumulative translation adjustments	—	—	—	—	10,399	10,399

Total comprehensive income						20,817

Issuance of common stock	3,485	3	41,144	—	—	41,147
Exercise of stock options	83	—	589	—	—	589
Tax benefit on exercise of options	—	—	109	—	—	109
Warrants issued	—	—	204	—	—	204
Purchase of treasury stock	(530)	—	(4,922)	—	—	(4,922)

Balance, December 31, 2002	31,880	32	261,372	48,055	(30,556)	278,903

Net income	—	—	—	14,690	—	14,690
Change in market value of derivative instruments, net	—	—	—	—	215	215
Cumulative translation adjustments	—	—	—	—	76,940	76,940

Total comprehensive income						91,845

Issuance of common stock	209	—	461	—	—	461
Exercise of stock options	192	—	1,592	—	—	1,592
Tax benefit on exercise of options	—	—	185	—	—	185
Purchase of treasury stock	(187)	—	(1,226)	—	—	(1,226)

Balance, December 31, 2003	32,094	32	262,384	62,745	46,599	371,760

Net loss	—	—	—	(25,939)	—	(25,939)
Change in market value of derivative instruments, net	—	—	—	—	734	734
Realization of cumulative translation adjustment from the sale of Freight Australia	—	—	—	—	(30,119)	(30,119)
Cumulative translation adjustments	—	—	—	—	7,452	7,452

Total comprehensive loss						(47,872)

Issuance of common stock	40	—	1,367	—	—	1,367
Conversion of junior subordinated debentures	2,120	2	21,086	—	—	21,088
Exercise of stock options	1,606	2	14,155	—	—	14,157
Extension/ vesting of stock options	—	—	3,164	—	—	3,164
Tax benefit on exercise of options	—	—	2,599	—	—	2,599
Exercise of warrants	1,530	1	14,662	—	—	14,663

Balance, December 31, 2004	37,390	$37	$319,417	$36,806	$24,666	$380,926

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,	2004	2003	2002

		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,939)	$14,690	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,075	46,753	41,251
Financing costs	39,549	—	25,433
Net gain on sale or disposal of properties	(25,304)	(3,262)	(9,705)
Impairment of assets	16,595	—	—
Initial lease payment to CSX	(10,000)	—	—
Amortization of CSX lease payment	698	—	—
Non-cash CEO retirement costs	3,600	—	—
Deferred income taxes and other	9,500	13,040	2,960
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(14,964)	(3,659)	2,766
Other current assets	(4,428)	(1,853)	673
Accounts payable	17,291	4,827	(5,640)
Accrued expenses	(3,821)	1,036	(9,919)
Other assets and liabilities	2,225	(3,102)	(11,365)

Net cash provided by operating activities	48,077	68,470	38,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(75,800)	(71,508)	(65,682)
Proceeds from sale of assets, net of cash on hand	222,741	11,227	9,291
Acquisitions, net of cash acquired	(33,209)	(25,846)	(89,359)
Change in restricted cash in escrow	—	—	1,357
Deferred transaction costs and other	(3,063)	(1,970)	(5,680)

Net cash provided by (used in) investing activities	110,669	(88,097)	(150,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	494,478	48,162	457,870
Principal payments on long-term debt	(523,815)	(46,454)	(358,639)
Repurchase of senior subordinated notes	(144,905)	—	—
Proceeds from exercise of stock options and warrants	28,843	1,681	386
Purchase of treasury stock	—	(1,226)	(4,922)
Financing costs	(2,976)	(695)	(15,383)

Net cash provided by (used in) financing activities	(148,375)	1,468	79,312

Effect of exchange rates on cash	246	2,986	1,280

Net increase (decrease) in cash	10,617	(15,173)	(30,874)
Cash, beginning of period	13,714	28,887	59,761

Cash, end of period	$24,331	$13,714	$28,887

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned except Empresa De Transporte Ferroviario S.A. (“Ferronor”), a Chilean railroad, in which the Company had a 55% equity interest until it was sold in February 2004. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, the Company determined that the expected proceeds from the sale would be lower than anticipated and accordingly recorded an impairment charge of $4 million during the third quarter of 2004. The Company completed the sale of the Arizona Eastern Railway Company in December 2004 for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

During December 2004, the Company also completed the sale of its West Texas and Lubbock Railroad for $1.8 million in cash and a long term note of $3.6 million, resulting in a gain of $0.1 million before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). The Company believes the ultimate impact of the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes. Freight Australia’s results of operations for the periods prior to the sale on August 31, 2004, have been reclassified to discontinued operations in the Company’s consolidated financial statements.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the year ended December 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. Ferronor’s results of operations for the periods prior to the sale date on February 2, 2004, have been reclassified to discontinued operations in the Company’s consolidated financial statements.

The Company’s principal operations consist of rail freight transportation in North America.

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits. As of December 31, 2004, the Company had approximately $23.9 million of cash in excess of insurance limits.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which are recorded at historical cost, are depreciated and amortized on a straight-line basis over their estimated useful lives. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition.

The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repairs and maintenance expenditures are charged to operating expense as incurred.

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

Depreciation has been computed using the straight-line method based on estimated useful lives as follows:

Buildings and improvements	20-33 years
Railroad track and ties	30-40 years
Railroad track improvements	3-10 years
Locomotives, transportation and other equipment	5-30 years
Office equipment and capitalized software	5-10 years

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

REVENUE RECOGNITION

The Company recognizes freight revenue after the freight has been moved from origin to destination, which is not materially different from the recognition of revenues as shipments progress due to the relatively short length of our railroads. Other revenue, which primarily includes demurrage, switching, and storage fees, is recognized when the service is performed.

FOREIGN CURRENCY TRANSLATION

The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency, except for Chile, where the U.S. dollar was used as the functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders’ equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2004, accumulated other comprehensive income included $24.9 million of cumulative translation adjustments.

STOCK-BASED COMPENSATION

As of December 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
(in thousands, except earnings per share data)	2004	2003	2002

Net income (loss), as reported	$(25,939)	$14,690		$2,153
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,446)	(2,586)		(4,257)

Pro forma net income (loss)	$(27,385)	$12,104		$(2,104)

Earnings (loss) per share:
Basic-as reported	$(0.74)	$0.46		$0.07

Basic-pro forma	$(0.78)	$0.38	$	(0.07)

Diluted-as reported	$(0.74)	$0.46		$0.07

Diluted-pro forma	$(0.78)	$0.38		$(0.07)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to Statement of Financial Accounting Standards, No. 123 (revised 2004), “Share Based Payment” SFAS No. 123R, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options and employee stock purchase plans awarded to employees for services received. Pro forma disclosure is no longer permitted. The cost of equity instruments is to be measured based on the fair value of the instrument on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. This pronouncement is effective in the first interim or annual reporting period beginning after June 15, 2005. Management intends to adopt the prospective method of accounting for stock based compensation for the third quarter beginning July 1, 2005. They have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 disclosed above.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. The Jobs Act created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In December 2004, the FASB issued FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which indicates that the lack of clarification of certain provisions within the Jobs Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. Based on preliminary identification of potential repatriation and reinvestment opportunities, the Company expects that adoption of the repatriation provision of the Act will not have a material effect on the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year.

For the year ended December 31, 2004, diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of stock options and warrants and convertible debt are anti-dilutive due to the net loss. Had the Company reported net income, approximately 1.1 million additional shares would have been included in the diluted earnings per share calculation for options and warrants for the year ended 2004, and, depending on the amount of earnings, 0.8 million shares, would have been included in the diluted earnings per share calculation for the convertible debt. An additional 0.5 million options and warrants still would have been excluded from the calculation for the twelve months ended December 31, 2004, as such securities would continue to be anti-dilutive even if the Company reported income.

For the years ended December 31, 2003 and 2002, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 6.4 million and 4.4 million were excluded from the diluted earnings per share calculation for the years ended December 31, 2003 and 2002, respectively, as well as assumed conversion of $21.8 million (2.2 million shares) of convertible debentures in 2002, as such securities were anti-dilutive.

The following is a summary of the income (loss) from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2004	2003	2002

Income (loss) from continuing operations (basic)	$(21,395)	$24,161	$1,896
Interest on convertible debt	—	1,279	—

Income (loss) from continuing operations available to common stockholders (diluted)	$(21,395)	$25,440	$1,896

Weighted average shares outstanding (basic)	34,982	31,806	32,047
Assumed conversion:
Options and warrants	—	350	573
Convertible debentures	—	2,180	—

Weighted average shares outstanding (diluted)	34,982	34,336	32,620

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). The Company believes the ultimate impact of the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. During the year ended December 31, 2004, the Company recognized a pre-tax gain of $20.2 million, or $2.0 million, after-tax on the sale of Freight Australia. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes. Freight Australia’s results of operations have been classified as discontinued operations on the Company’s consolidated financial statements. In addition, the assets and liabilities of Freight Australia have been classified as assets and liabilities of discontinued operations on the December 31, 2003 balance sheet.

Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the twelve months ended December 31, 2004, 2003 and 2002, $3.3 million, $4.9 million and $4.6 million, respectively, of interest expense was allocated to discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands) (2004 results included through the date of sale, August 31, 2004):

	For the twelve months ended December 31,
	2004	2003	2002

Operating revenue	$103,194	$96,370	$94,915

Operating income (loss)	4,778	(7,453)	4,594

Pretax loss	(1,482)	(14,565)	(2,937)
Income tax benefit	(604)	(4,566)	(1,237)

Loss from discontinued operations, net of tax	$(878)	$(9,999)	$(1,700)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities of Freight Australia were as follows (in thousands):

For the twelve months ended
December 31, 2003

Accounts receivable, net	$20,965
Other current assets	6,998

Total current assets	27,963

Property, plant and equipment, net	210,604
Other assets	3,980

Total assets	$242,547

Current maturities of long-term debt	$600
Accounts payable	22,033
Accrued expenses	2,300

Total current liabilities	24,933

Long-term debt, less current maturities	58,800
Deferred income taxes	15,152
Other liabilities	16,234

Total liabilities	$115,119

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, the Company determined that the expected proceeds from the sale would be lower than anticipated and accordingly recorded an impairment charge of $4 million during the third quarter of 2004. The Company completed the sale of the Arizona Eastern Railway Company during December 2004, for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the twelve months ended December 31,
	2004	2003	2002

Operating revenue	$5,178	$5,735	$5,933

Operating income (loss)	$(3,879)	$894	$945

Income (loss) from discontinued operations	$(3,879)	$894	$945
Income tax provision (benefit)	(1,474)	375	359

Income (loss) from discontinued operations, net of tax	$(2,405)	$519	$586

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS, continued

During the fourth quarter of 2004, the Company committed to a plan to dispose of the West Texas and Lubbock Railroad. The Company completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.

The results of operations for the West Texas and Lubbock Railroad were as follows (in thousands):

	For the twelve months ended December 31,
	2004	2003	2002

Operating revenue	$286	$309	$742

Operating income (loss)	$720	$(20)	$—

Income (loss) from discontinued operations	$720	$(20)	$—
Income tax provision (benefit)	273	(8)	—

Income (loss) from discontinued operations, net of tax	$447	$(12)	$—

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

The results of operations for Ferronor were as follows (in thousands):

	For the twelve months ended December 31,
	2004	2003	2002

Operating revenue	$—	$26,165	$22,619

Operating income	$—	$2,160	$3,100

Income from discontinued operations	$—	$27	$974
Income tax provision (benefit)	—	5	(10)

Income from discontinued operations, net of tax	$—	$22	$984

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities for Ferronor were as follows (in thousands):

For the twelve months ended
December 31, 2003

Accounts receivable, net	$3,601
Inventory	3,888
Other current assets	867

Total current assets	8,356

Property, plant and equipment, net	48,423
Other assets	—

Total assets	$56,779

Current portion of long-term debt	$7,201
Accounts payable	4,100
Accrued expenses	4,104

Total current liabilities	15,405

Long-term debt	10,746
Subordinated debt	1,670
Minority interest and other liabilities	13,306

Total liabilities	$41,127

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EXPANSION OF OPERATIONS

In October 2004, the Company’s wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., signed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision, for $8.6 million. The Company also entered into a 25 year lease of related real estate. On October 15, 2004, the Company paid the $8.6 million by drawing on the U.S. dollar denominated revolver. The Company assumed control of the Midland Subdivision’s operations on October 16, 2004. The pro forma impact of this acquisition is not material.

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

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash from the Straits Corporation. In addition, if the Company enters into a transaction with CSX for the purchase, sale or operation of certain rail segments in Michigan and the Company realizes synergies from increased revenue or decreased operating costs from such a transaction, a contingent payment of up to $6 million will be payable to the Straits Corporation. If such payment is made in the future, it would increase property, plant and equipment for the amount of the payment.. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of the acquisition. The pro forma impact of this acquisition is not material. The following table presents the balances of each major asset and liability caption of Central Michigan Railway Company as of the acquisition date (in thousands):

Central Michigan Railway Co.	January 25, 2004

Accounts receivable, net	$943
Other current assets	205

Total current assets	1,148
Property, plant and equipment, net	24,667

Total assets	$25,815

Accounts payable	$521

Total current liabilities	521

Total liabilities	$521

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EXPANSION OF OPERATIONS, continued

On January 4, 2002, the Company acquired StatesRail, Inc. (“StatesRail”), a privately owned group of railroads headquartered in Dallas, Texas, which owned and operated eight railroads (including seven freight railroads and a tourist railroad in Hawaii) with 1,647 miles of track in 11 states. Total consideration for the acquisition was $84.4 million, consisting of $66.5 million in cash and 1.7 million shares of the Company’s common stock valued at $17.9 million. In March 2004, we agreed to accept $1.3 million in settlement of our escrow claims. Such amount was reflected as an adjustment of our purchase price in the first quarter of 2004. The following table presents the balances of each major asset and liability caption of StatesRail as of the acquisition date (in thousands):

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EXPANSION OF OPERATIONS, continued

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

5. DISPOSITIONS

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER BALANCE SHEET DATA

Other current assets consist of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Unbilled reimbursable projects	$6,691	$4,089
Track supplies	3,402	4,370
Prepaid expenses and other	4,842	3,659

	$14,935	$12,118

Accrued expenses consist of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Accrued warranty reserve	$14,884	$—
Accrued property damage expense	7,040	4,084
Accrued compensation and benefits	4,032	6,314
Other accrued liabilities	15,994	20,892

	$41,950	$31,290

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Land	$192,724	$192,102
Buildings and improvements	20,179	19,768
Railroad track and improvements	725,364	641,931
Locomotives, transportation and other equipment	54,625	60,493

	992,892	914,294
Less: accumulated depreciation	(117,009)	(87,648)

	$875,883	$826,646

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT AND LEASES

Long-term debt consists of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Amended and restated senior credit facilities:
U.S. Term Loan	$313,000	$—
Canadian Term Loan	37,000	—
Revolver	—	—
Senior credit facilities:
U.S. Term Loan	—	262,350
Canadian Term Loan	—	42,500
Australian Term Loan	—	59,400
Revolver	—	14,000
Other long-term debt (including capital leases)	13,350	11,989

	363,350	390,239
Less: current maturities	6,097	4,159

Long-term debt, less current maturities	$357,253	$386,080

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization and bear interest at LIBOR plus 2%, or 4.38% as of December 31, 2004. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 1.75%. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of December 31, 2004, the Company had no outstanding balance under the revolving credit facility. As the amended and restated credit agreement was treated as an extinguishment of debt under EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments,” $7.7 million of deferred loan costs related to the original senior credit facility were written off. These costs are reflected in Financing costs on the Consolidated Statements of Income.

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT AND LEASES, continued

In addition, the amended and restated senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of December 31, 2004 and anticipates being in compliance with its covenants for the next twelve months.

The aggregate annual maturities of long-term debt are as follows (in thousands):

2005	$6,097
2006	4,439
2007	4,508
2008	4,583
2009	9,285
Thereafter	334,438

$363,350

During the years ended December 31, 2004, 2003 and 2002 interest of approximately $0.6 million, $0.5 million, and $0.6 million, respectively, was capitalized for on-going capital improvement projects.

On May 4, 2000, the Company entered into two interest rate swap agreements for a total notional amount of $212.5 million. The agreements, which had a term of three years, required the Company to pay a fixed interest rate of 7.23% while receiving a variable interest rate equal to the 90 day LIBOR rate. In May 2001, the interest rate swap agreements were extended for two years and the fixed pay rate was reduced to 6.723%. In connection with the refinancing in May 2002, the Company terminated these existing interest rate swaps. Because these hedging instruments were designated as hedges of the cash flows under the previous senior debt facility, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” required the entire balance in other accumulated comprehensive income to be charged to earnings. Accordingly, a charge of $17.1 million was recorded in other income (expense) during the year ended December 31, 2002. In addition, the Company recorded to other income (expense) a charge of $6.7 million in the year ended December 31, 2002, to write off the unamortized deferred loan costs relating to the prior senior credit facility, as of the date of refinancing.

In connection with the refinancing of the senior credit facility in May 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the LIBOR component of the Company’s interest rates can fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap were 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap were 4% and 5.75%. The collars qualified, were designated and accounted for as cash flow hedges under SFAS No. 133. These swaps terminated as planned on November 24, 2004.

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT AND LEASES, continued

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at December 31, 2004.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualified, were designated and were accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. These swaps terminated as planned on November 24, 2004 and thus had no fair value at December 31, 2004.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR. The fair value of this swap was a net receivable of $0.1 million at December 31, 2004.

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.4 million at December 31, 2004.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT AND LEASES, continued

Leases

The Company has several finance leases for equipment. Certain of these leases are accounted for as capital leases and are presented separately below. The minimum annual lease commitments at December 31, 2004 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES

2005	$485	$26,395
2006	517	24,157
2007	562	22,081
2008	610	17,383
2009	457	9,671
Thereafter	740	34,928

Total minimum lease payments	$3,371	$134,615

Less amount representing interest	(618)

Total obligations under capital leases	$2,753

Less current maturities of obligations under capital leases	(331)

Obligations under capital leases payable after one year	$2,422

Rental expense under operating leases for continuing operations was approximately $28.5 million, $23.3 million, and $22.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table presents Ferronor’s long-term debt balances, which are included in Long-term liabilities of discontinued operations in the balance sheet for the year ended December 31, 2003 (in thousands):

2003

Credit facility with Banco de Desarrollo,	$7,552

Credit facility with Banco Security, interest rate rate of 7.50% - 8.76%	6,148
Other long-term debt	4,247

17,947
Less current maturities	7,201

Long-term debt, less current maturities	$10,746

Ferronor’s long-term debt was assumed in the sale of the Company’s equity interest in February 2004 (See Note 3).

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

On September 29, 2004, the Company repurchased $125.7 million of its $130 million principal amount senior subordinated notes due August 15, 2010 through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of a majority of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which remove most of the restrictive covenants contained in the indenture, became effective on September 29, 2004. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the notes. In addition to the premium charge of approximately $19.2 million for the repurchase of the notes, the Company incurred charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes that were repurchased during the year ended December 31, 2004. This charge is included in Financing costs on the Consolidated Statement of Income.

In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrued at the rate of 6% per annum and was payable semi-annually. The debentures were convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures which matured on July 31, 2004, were general unsecured obligations and ranked subordinate in right of payment to all senior indebtedness. There were no conversions of the junior convertible subordinated debentures into common stock during 2002 and 2003. During the twelve months ended December 31, 2004, $21.2 million of the Company’s junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $0.6 million, which was repaid in August 2004.

10. COMMON STOCK TRANSACTIONS

The Company occasionally repurchases its common stock under its share repurchase program. Such repurchases are limited to $5 million per year pursuant to its borrowing arrangements. In July 2002, the Board of Directors authorized a 2 million share repurchase program through December 31, 2003, subject to restrictions under the Company’s borrowing arrangements. During the year ended December 31, 2003 the Company repurchased 187,300 shares at a total cost of $1.2 million. The Company did not repurchase any shares during the year ended December 31, 2004.

As of December 31, 2004, the Company has a total of 1,215,991 warrants outstanding at an exercise price of $6.60 and with an expiration date of August 15, 2010.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAX PROVISION

Income (loss) from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002 consists of (in thousands):

	2004	2003	2002

Domestic	$(24,157)	$27,257	$(883)
Foreign subsidiaries	(1,743)	14,340	4,383

	$(25,900)	$41,597	$3,500

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of (in thousands):

	2004	2003	2002

Federal income taxes:
Current	$3,354	$—	$—
Deferred	1,486	6,978	(2,341)

	4,840	6,978	(2,341)

State income taxes:
Current	5,121	1,284	1,140
Deferred	11	354	(795)

	5,132	1,638	345

Foreign income taxes
Current	9,491	3,053	2,140
Deferred	(3,389)	63	732
Change in tax law	—	1,509	—

	6,102	4,625	2,872

Total income tax provision	$16,074	$13,241	$876

The following summarizes the total income tax provisions for each of the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Continuing operations	$(4,505)	$17,436	$1,604
Discontinued operations	20,579	(4,195)	(728)

Total income tax provision	$16,074	$13,241	$876

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations are as follows (in thousands):

	2004	2003	2002

Income tax provision (benefit), at 35%	$(9,065)	$14,559	$1,225
Statutory federal surtax exemption	259	(416)	(35)
Net benefit due to difference between U.S. & Foreign tax rates	(32)	457	275
Net provision due to tax law changes in Canada	—	1,509	—
Permanent differences	614	(420)	(179)
Additional provision due to senior debt refinancing	1,435	—	—
State income taxes, net	746	846	(744)
Other, net	369	52	(160)
Valuation allowance	1,169	849	1,222

Tax provision	$(4,505)	$17,436	$1,604

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAX PROVISION, continued

The components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$36,874	$61,380
Alternative minimum tax credit	1,700	783
Accrued expenses	15,338	9,074

Total deferred tax assets	53,912	71,237
Less: valuation allowance	(8,018)	(6,849)

Total deferred tax assets, net	45,894	64,388

Deferred tax liabilities:
Property, plant and equipment	(194,766)	(230,087)
Other	(434)	(48)

Total deferred tax liabilities	(195,200)	(230,135)

Net deferred tax liability	$(149,306)	$(165,747)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $8.0 million at December 31, 2004 and $6.8 million at December 31, 2003. The table below sets forth the changes in the deferred tax asset valuation allowance (in thousands):

Amount
December 31, 2002	$5,563
Charged to expense	1,168
Charged to other accounts	118

December 31, 2003	6,849
Charged to expense	1,169

December 31, 2004	$8,018

The following is a summary of net operating loss carryforwards by jurisdiction as of December 31, 2004 (in thousands):

	Amount	Expiration Period
U.S. — Federal	$78,293	2021 – 2023
U.S. – State	168,096	2005 – 2024
Luxembourg	94	None
Canada	7,719	2006 – 2014

	$254,202

As part of certain acquisitions, the Company acquired net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards may be limited by the Internal Revenue Code Section 382. These tax loss carryforwards expire in the years 2005 through 2024.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAX PROVISION, continued

As of December 31, 2004, no provision has been made for U.S. income taxes on undistributed earnings of the Canadian subsidiaries as it is the intention of management to utilize those earnings in their operations for an indefinite period of time. However, the American Jobs Creation Act of 2004 (the “Act”) created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remain unclear. Tax authorities are expected to provide clarifying language on the key elements of the repatriation provisions. However, the clarifying language is expected to affect the Company’s evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Company will be unable to complete a determination of the Act’s effect on its plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

Amounts under consideration for application of the temporary dividend received deduction as a result of the repatriation provision range from $1 million to $5 million. Such repatriations would impact the income tax provision from a range of approximately $100,000 to $500,000. The Company expects to complete its evaluation of this matter within a reasonable period of time after clarifying language is released.

12. STOCK OPTIONS AND RESTRICTED STOCK

The Company has stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 1 for the total compensation costs that would have been recognized in 2004, 2003, and 2002 if the stock options issued were valued based on the fair value at the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 45%, 46% and 46%; risk-free interest rate of 3.7%, 2.6% and 3.0%; and expected lives of 5, 5 and 5 years. The weighted average fair value of options granted for 2004, 2003 and 2002 were $5.59, $3.68, and $4.52, respectively.

Information regarding the above options for 2004, 2003 and 2002 is as follows:

		WEIGHTED		WEIGHTED
	NUMBER OF	AVERAGE	NUMBER OF	AVERAGE
	OUTSTANDING	EXERCISE	SHARES	EXERCISE
	SHARES	PRICE	EXERCISABLE	PRICE
Outstanding at January 1, 2002	3,946,302	$9.37
Granted	1,876,000	$10.31
Exercised	(82,912)	$6.79
Forfeited	(98,159)	$11.02

Outstanding at December 31, 2002	5,641,231	$9.69	3,921,857	$9.25

Granted	227,150	$8.50
Exercised	(191,423)	$7.80
Forfeited	(458,783)	$10.52

Outstanding at December 31, 2003	5,218,175	$9.64	4,585,966	$9.60

Granted	288,000	$13.09
Exercised	(1,541,153)	$8.71
Forfeited	(94,982)	$9.98

Outstanding at December 31, 2004	3,870,040	$10.24	3,599,570	$10.12

Authorized at December 31, 2004	6,175,910

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS AND RESTRICTED STOCK , continued

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Options	Life	Price	of Options	Price
$3.50-$7.50	230,566	3.86	$6.05	230,566	$6.05
$7.51-$10.00	1,084,465	4.92	$8.63	1,019,912	$8.64
$10.01-$12.50	2,249,134	5.35	$11.01	2,199,134	$11.00
$12.51-$14.45	305,875	8.85	$13.53	149,958	$13.58

	3,870,040			3,599,570

The Company maintains an Employee Stock Purchase Plan for all full-time employees. Each employee may have payroll deductions as a percentage of their compensation, not to exceed $25,000 per year. The purchase price equals 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. For the years ended December 31, 2004, 2003 and 2002, 28,558, 38,845 and 25,081 shares of common stock, respectively, were sold to employees under this plan.

In June 2003, the Company’s Board of Directors authorized the issuance of 170,650 restricted shares of common stock to various management level employees. Restricted stock awards are expensed ratably over the vesting period. Restricted stock awards granted are scheduled to vest over five years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows vesting to accelerate when certain performance measures are met. These measures are based upon the attainment of a specific Consolidated Earnings Per Share (“EPS”) of the Company for the calendar year ending immediately preceding the applicable vesting date. If the measure is met for the first calendar year, then one-third of the restricted stock will vest on the first anniversary. This is true for the next two years and remains applicable for the fourth year if one of the previous years’ targets are not met. On the fifth anniversary of the grant date, any remaining balance of unvested shares will become fully vested. For 2003 and 2004, the EPS targets were not achieved. Unearned compensation will be recognized as compensation expense ratably over the remaining vesting periods. The restricted stock amortization and accelerated vesting expense totaled $0.5 million for the year ended December 31, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest from financing activities during 2004, 2003 and 2002 was $37.0 million, $33.7 million and $41.0 million, respectively. Cash paid for income taxes during 2004, 2003 and 2002 was $7.3 million, $3.1 million and $0.2 million, respectively.

In January 2004, the Company entered into a seven year capital lease agreement in the amount of $2.12 million for the lease of fourteen locomotives from Merrill Lynch.

During the year ended December 31, 2004, $21.9 million of our $22.5 million of Junior Convertible Subordinated Debentures converted into common shares pursuant to their terms.

The amounts included in depreciation and amortization on the Consolidated Statement of Cash Flows are comprised of the depreciation and amortization expense for both continuing and discontinued operations as well as the amortization of deferred financing costs for both continuing and discontinued operations.

The following table summarizes the net cash used in acquisitions, net of cash acquired, for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Common stock issued for businesses acquired	$—	$—	$40,905
Details of acquisitions:
Working capital components, other than cash	—	—	(1,860)
Property and equipment	(33,384)	(26,941)	(173,249)
Other assets	(675)	—	(9)
Goodwill	850	—	(850)
Notes payable and loans payable	—	—	1,531
Deferred income taxes payable	—	1,095	44,173

Net cash used in acquisitions	$(33,209)	$(25,846)	$(89,359)

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

Fuel costs represented 9% of total revenues during 2004. Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges under SFAS No. 133. For 2005, approximately 30% of the Company’s fuel costs are subject to fuel hedges. As of December 31, 2004, we have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month from January 2005 through December 2005, at an average price of $1.45 per gallon, including transportation and distribution costs. The fair value of these hedges was a net liability of $0.4 million at December 31, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Interest on the Company’s senior credit facility is payable at variable rates indexed to LIBOR. To partially mitigate the volatility of LIBOR, the Company entered into two interest rate swaps in May 2000. These swaps were accounted for as cash flow hedges under SFAS No. 133 and qualified for the short cut method of recognition. The interest rate swaps locked in a LIBOR rate of 7.23% on $212.5 million of debt for a three-year period. In 2001, the Company extended the interest rate swaps for two years and reduced the LIBOR rate to 6.723%. As noted in Note 8, the Company terminated its interest rate swaps and reclassified $17.1 million from accumulated other comprehensive income against earnings during the year ended 2002, in connection with the refinancing of the senior credit facility in May 2002.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at December 31, 2004.

On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualified, were designated and were accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. These swaps terminated as planned on November 24, 2004 and thus had no fair value at December 31, 2004.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net receivable of $0.1 million at December 31, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The fair value of this swap was a net liability of $0.4 million at December 31, 2004.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at December 31, 2004.

Fluctuations in the market interest rate will affect the cost of our remaining borrowings. At December 31, 2004, Accumulated Other Comprehensive Income included income of $0.2 million, net of taxes, relating to the interest rate collars and swaps. Were the Company to refinance the debt with terms different than the terms of the debt currently hedged, the hedged transaction would no longer be effective and any deferred gains or losses would be immediately recognized into income.

Management believes that the fair value of its senior long-term debt approximates its carrying value based on the variable rate nature of the financing, and for all other long-term debt based on current borrowing rates available with similar terms and maturities. The fair value of the senior subordinated notes is $4.7 million (face amount of $4.3 million) as of December 31, 2004, based on the quoted market price.

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PENSION AND OTHER BENEFIT PROGRAMS, continued

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	January 1, 2004 to	January 1, 2003 to	January 1, 2002 to
	December 31, 2004	December 31, 2003	December 31, 2002

EXCHANGE RATE BEGINNING OF YEAR	$0.77	$0.63	$0.63
EXCHANGE RATE END OF YEAR	$0.83	$0.77	$0.63

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$4,973	$3,910	$3,282
Service cost	116	96	64
Interest cost	321	310	230
Plan participants’ contributions	126	231	96
Actuarial loss (gain)	(22)	580	244
Settlements	0	(916)	0
Curtailments	0	(96)	0
Benefits paid	(42)	(11)	(6)
Foreign currency exchange rate changes	387	869	0

Benefit obligation at end of period	$5,859	$4,973	$3,910

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$3,525	$3,064	$3,164
Actual return on plan assets	253	443	(291)
Employer contribution	327	129	100
Plan participants’ contributions	126	135	97
Settlements	0	(916)	0
Benefits paid	(42)	(11)	(6)
Foreign currency exchange rate changes	275	681	0

Fair value of plan assets at end of period	$4,464	$3,525	$3,064

Funded status - (accrued) benefit cost	$(1,395)	$(1,448)	$(846)

Unrecognized net actuarial loss	1,213	1,183	853
Unrecognized prior service cost	157	164	182

Prepaid (accrued) benefit cost	$(25)	$(101)	$189

ASSUMPTIONS
Discount rate	6.00%	6.00%	6.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	4.00%
Inflation rate	3.00%	3.00%	3.50%
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$116	$96	$64
Interest cost	321	310	230
Expected return on plan assets	(266)	(262)	(222)
Amortization of prior service cost	20	18	15
Amortization of net actuarial loss	53	38	0
Curtailment loss	0	40	0
Settlement loss	0	219	0

Net periodic pension cost	$244	$459	$87

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PENSION AND OTHER BENEFIT PROGRAMS, continued

	December 31,	December 31,	December 31,	Target Allocation
Plan Assets (Market Value) for the years ending:	2004	2003	2002	2005

Integra Strategic Allocated Pool Fund	100%	100%	100%	100%

Fund holdings by class:
a) Equity securities	59.7%	59.3%	60.7%	60.0%
b) Debt securities	39.8%	36.7%	36.1%	40.0%
c) Real estate	0.0%	0.0%	0.0%	0.0%
d) Other (including cash)	0.5%	4.0%	3.2%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Expected rate of return on equity securities	8.50%	8.50%	8.50%
Expected rate of return on debt securities	5.75%	5.75%	5.75%

	December 31,	December 31,	December 31,
For the year ended:	2004	2003	2002

(in thousands)
Projected benefit obligation	$5,859	$4,973	$3,910
Accumulated benefit obligation	$4,398	$3,726	$2,793
Fair value of plan assets	$4,464	$3,525	$3,064

	December 31,	December 31,	December 31,
Cash Flows (in thousands) For the years ended:	2004	2003	2002

Employer contributions
Current service payments	$136	$129	$100
Unfunded liability payments	191	0	0

Total	$327	$129	$100

Participant contributions	$126	$135	$97

Benefit payments	$42	$11	$6

Estimated Future Benefit Payments
(in thousands)

2005	$58
2006	51
2007	72
2008	42
2009	40
2010	64
2011-2019	$440

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PENSION AND OTHER BENEFIT PROGRAMS, continued

DEFINED CONTRIBUTION PLANS- The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the year ended December 31, 2004, 2003 and 2002 for the defined contribution members was $0.8 million, $0.6 million and $0.5 million, respectively.

The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees’ contribution up to a maximum annual contribution of $1,500 per eligible employee. Starting January 1, 2005, the Company has increased the contribution per employee to $2,500 for Railroad Retirement employees and $5,000 for FICA employees. In addition, an employee becomes 100% vested with respect to the employer contributions after completing four years of service starting in 2004 versus five years in previous years. Employer contributions during the years ended December 31, 2004, 2003 and 2002 were approximately $0.9 million, $0.7 million and $0.6 million, respectively.

16. COMMITMENTS AND CONTINGENCIES

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

On February 7, 2005, the Surface Transportation Board entered an Order setting the terms for sale of the Company’s Toledo, Peoria &Western Railway’s 76 mile La Harpe – Hollis Line in western central Illinois to Keokuk Junction Railway Company, or KJRY, as a result KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate the Company as required by these rules and regulations. As a result, the Company intends to appeal the Order to the U.S. Circuit Court of Appeals. Management is unable to predict the outcome of this appeal, however, it is not believed that the final outcome of this matter will materially affect the Company’s financial position, results of operations or cash flows.

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company has concluded that the total costs to repair and reconstruct the tunnel will exceed its insurance coverage and has recorded a $1.4 million charge during the year ended December 31, 2004.

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. RETIREMENT COSTS

On April 7, 2004, the Company’s former CEO retired from the Company. In accordance with the terms of his severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long-term asset and liability on the Company’s balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested resulting in a non-cash charge of $3.6 million. The former CEO continues to be eligible for future payments under the Company’s Long Term Incentive Plan through 2007. No amount has been accrued for any future payments which he may receive.

18. IMPAIRMENT COSTS

During the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, the Company does not expect significant proceeds from this disposal and accordingly, has recorded an impairment charge of $12.6 million during the year ended December 31, 2004.

On December 31, 1998, the Company ceased all motor carrier operations and leased substantially all of the operating assets of that segment for periods up to 24 months to an unrelated third party. The third party elected not to renew the lease or purchase the assets upon expiration of the leases in 2000 and all assets were then classified as held for sale. Due to a deterioration in the value of the assets as a result of the weak economic conditions and the lack of servicing of the assets, an impairment charge of $1.4 million was recorded during the year ended December 31, 2002. All of the equipment was sold as of December 31, 2003, with the sales proceeds approximating the remaining book value.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, as well as corporate expenses and has been restated for the exclusion of the Arizona Eastern Railway Company and the West Texas and Lubbock Railroad operations except for total assets and capital expenditures, due to their reclassification to discontinued operations. The international segment has been restated for the exclusion of the Chilean and Australian operations except for total assets and capital expenditures, due to their reclassification to discontinued operations.

Business and geographical segment information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

YEAR ENDED DECEMBER 31, 2004:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$395,564	$317,486	$78,078	$—	$—
Depreciation and amortization	$29,247	$23,781	$5,466	$—	$—
Loss before income taxes	$(25,900)	$(24,157)	$(1,743)	$—	$—
Interest expense	$28,642	$26,908	$1,734	$—	$—
Total assets	$1,016,143	$828,807	$187,336	$—	$—
Capital expenditures	$75,800	$49,465	$12,877	$—	$13,458

YEAR ENDED DECEMBER 31, 2003:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$352,338	$281,505	$70,833	$—	$—
Depreciation and amortization	$23,833	$19,590	$4,243	$—	$—
Income before income taxes	$41,597	$27,258	$14,339	$—	$—
Interest expense	$32,499	$30,652	$1,847	$—	$—
Total assets	$1,232,490	$746,085	$183,278	$59,011	$244,116
Capital expenditures	$71,508	$44,034	$10,257	$2,189	$15,028

YEAR ENDED DECEMBER 31, 2002:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$326,654	$267,577	$59,077	$—	$—
Depreciation and amortization	$21,929	$18,054	$3,875	$—	$—
Income (loss) before income taxes	$3,500	$(883)	$4,383	$—	$—
Interest expense	$35,910	$32,630	$3,280	$—	$—
Total assets	$1,106,553	$715,615	$141,853	$56,209	$192,876
Capital expenditures	$65,682	$37,980	$8,587	$2,021	$17,094

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. UNAUDITED QUARTERLY FINANCIAL DATA

All quarterly financial data has been restated to reflect Ferronor’s, Freight Australia’s, Arizona Eastern Railway Company’s and West Texas and Lubbock Railroad’s results in discontinued operations. The diluted earnings per share for each quarter will not necessarily add-up to the amount reported for the entire fiscal year on the Consolidated Statements of Income due to variations in the calculation for each quarter related to convertible debt.

Quarterly financial data for 2004 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Operating revenue	$95,943	$96,149	$99,968	$103,504
Operating income	$15,818	$10,671	$3,436	$12,366
Income (loss) from continuing operations	$4,715	$(13)	$(30,570)	$4,473
Net income (loss)	$1,275	$1,611	$(33,139)	$4,314

Basic income (loss) from continuing operations per share	$0.14	$0.00	$(0.84)	$0.12

Diluted income (loss) from continuing operations per share	$0.14	$0.00	$(0.84)	$0.12

Quarterly financial data for 2003 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Operating revenue	$84,720	$85,277	$89,831	$92,510
Operating income	$16,785	$18,490	$20,395	$18,359
Income from continuing operations	$5,666	$6,659	$7,001	$4,835
Net income	$4,333	$4,693	$4,233	$1,431

Basic income from continuing operations per share	$0.18	$0.21	$0.22	$0.15

Diluted income from continuing operations per share	$0.17	$0.20	$0.20	$0.15

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION

In August 2000, RailAmerica Transportation Corp. (“Issuer”), a wholly-owned subsidiary of RailAmerica, Inc. (“Parent”), sold units including 12 7/8% senior subordinated notes, which were subsequently exchanged for notes registered with the Securities and Exchange Commission. On September 29, 2004, the Company repurchased $125.7 million of its $130.0 million senior subordinated notes (See Note 9). The notes are guaranteed by the Parent, the domestic subsidiaries of the Issuer and Palm Beach Rail Holding, Inc. All guarantor subsidiaries are 100% owned by the Parent. These guarantees are full and unconditional and joint and several. All amounts in the following tables are in thousands.

RAILAMERICA, INC.
Consolidating Balance Sheet
At December 31, 2004
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$400	$7,634	$152	$16,145	$—	$24,331
Accounts and notes receivable, net	—	276	53,923	9,215	—	63,414
Current assets of discontinued operations	—	—	—	—	—	—
Other current assets	110	605	11,396	2,824	—	14,935

Total current assets	510	8,515	65,471	28,184	—	102,680
Property, plant and equipment, net	—	1,090	711,862	162,931	—	875,883
Long-term assets of discontinued operations	—	—	—	—	—	—
Other assets	7,896	3,297	12,992	13,395	—	37,580
Investment in and advances to affiliate	267,523	369,973	(22,616)	(285)	(614,595)	—

Total assets	$275,929	$382,875	$767,709	$204,225	$(614,595)	$1,016,143

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,662	$—	$884	$551	$—	$6,097
Accounts payable	336	1,501	50,257	9,182	—	61,276
Accrued expenses	1,438	1,097	20,292	19,123	—	41,950
Current liabilities of discontinued operations	—	—	—	—	—	—

Total current liabilities	6,436	2,598	71,433	28,856	—	109,323
Long-term debt, less current maturities	308,338	—	12,466	36,449	—	357,253
Subordinated debt	4,028	—	—	—	—	4,028
Deferred income taxes	(8,323)	(3,650)	141,394	19,885	—	149,306
Long-term liabilities of discontinued operations	—	—	—	—	—	—
Other liabilities	525	3,001	6,637	5,144	—	15,307
Stockholders’ equity:
Common stock	—	37	638	—	(638)	37
Additional paid-in capital	758	319,417	497,424	74,545	(572,727)	319,417
Retained earnings	(35,986)	36,806	38,262	14,287	(16,563)	36,806
Accumulated other comprehensive income	153	24,666	(545)	25,059	(24,667)	24,666

Total stockholders’ equity	(35,075)	380,926	535,779	113,891	(614,595)	380,926

Total liabilities and stockholders’ equity	$275,929	$382,875	$767,709	$204,225	$(614,595)	$1,016,143

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the year ended December 31, 2004
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$135	$317,351	$78,078	$—	$395,564

Operating expenses:
Transportation	—	—	181,118	45,779	—	226,897
Selling, general and administrative	—	14,894	65,665	8,023	—	88,582
Gain on sale of assets	—	—	(3,922)	(100)	—	(4,022)
Impairment of assets	—	—	—	12,569	—	12,569
Depreciation and amortization	—	240	23,541	5,466	—	29,247

Total operating expenses	—	15,134	266,402	71,737	—	353,273

Operating income (loss)	—	(14,999)	50,949	6,341	—	42,291
Interest and other expense	(2,507)	(955)	(23,919)	(1,261)	—	(28,642)
Financing costs	(38,465)	(294)	—	(790)		(39,549)
Equity in earnings of subsidiaries	16,436	(8,517)	—	—	(7,919)	—

Income (loss) from continuing operations before income taxes	(24,536)	(24,765)	27,030	4,290	(7,919)	(25,900)
Provision (benefit) for income taxes	(13,968)	1,174	7,036	1,253	—	(4,505)

Income (loss) from continuing operations	(10,568)	(25,939)	19,994	3,037	(7,919)	(21,395)
Gain (loss) on sale of discontinued operations (net of tax)	2,051	—	194	(3,951)		(1,706)
Loss from discontinued operations (net of tax)	—	—	(1,960)	(878)	—	(2,838)

Net income (loss)	$(8,517)	$(25,939)	$18,228	$(1,792)	$(7,919)	$(25,939)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the year ended December 31, 2004
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(8,517)	$(25,939)	$18,228	$(1,792)	$(7,919)	$(25,939)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,156	619	23,980	15,320	—	43,075
Financing costs	38,465	294	—	790	—	39,549
Equity in earnings of subsidiaries	(16,436)	8,517	—	—	7,919	—
Net gain on sale of assets	(20,290)	—	(4,866)	(148)	—	(25,304)
Impairment of assets	—	—	4,000	12,595	—	16,595
Initial lease payment to CSX	—	—	(10,000)	—	—	(10,000)
Amortization of CSX lease payment	—	—	698	—	—	698
Non-cash CEO retirement costs	—	3,600	—	—	—	3,600
Deferred income taxes and other	3,768	2,016	(1,027)	4,743	—	9,500
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	—	(55)	(10,032)	(4,877)	—	(14,964)
Other current assets	(45)	(217)	(5,394)	1,228	—	(4,428)
Accounts payable	46	923	24,789	(8,467)	—	17,291
Accrued expenses	(8,292)	(1,674)	3,163	2,982	—	(3,821)
Other assets and liabilities	(109)	505	(870)	2,699	—	2,225

Net cash provided by (used in) operating activities	(8,254)	(11,411)	42,669	25,073	—	48,077

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(49,458)	(26,335)	—	(75,800)
Proceeds from sale of assets, net of cash on-hand	198,928	—	14,653	9,160	—	222,741
Acquisitions, net of cash acquired	—	—	(33,209)	—	—	(33,209)
Deferred transaction costs and other	—	(923)	—	(2,140)	—	(3,063)

Net cash provided by (used in) investing activities	198,928	(930)	(68,014)	(19,315)	—	110,669

Cash flows from financing activities:
Proceeds from issuance of long-term debt	445,625	—	—	48,853	—	494,478
Principal payments on long-term debt	(408,976)	(600)	8,767	(123,006)	—	(523,815)
Repurchase of senior subordinated notes	(144,905)	—	—	—	—	(144,905)
(Disbursements)/receipts on intercompany debt	(81,792)	(8,487)	16,590	73,689	—	—
Proceeds from exercise of stock options and warrants	—	28,843	—	—	—	28,843
Financing costs	(2,976)	—	—	—	—	(2,976)

Net cash provided by (used in) financing activities	(193,024)	19,756	25,357	(464)	—	(148,375)

Effect of exchange rates on cash	—	—	—	246	—	246

Net decrease in cash	(2,350)	7,415	12	5,540	—	10,617
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$400	$7,634	$152	$16,145	$—	$24,331

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC
Consolidating Statement of Income
For the Year Ended December 31, 2003
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$148	$281,357	$70,833	$—	$352,338

Operating expenses:
Transportation	—	—	142,079	37,782	—	179,861
Selling, general and administrative	35	8,892	61,353	7,597	—	77,877
Gain on sale of assets (net)	—	(4)	(2,964)	(294)	—	(3,262)
Depreciation and amortization	—	251	19,345	4,237	—	23,833

Total operating expenses	35	9,139	219,813	49,322	—	278,309

Operating (loss) income	(35)	(8,991)	61,544	21,511	—	74,029
Interest and other expense	(4,834)	12,090	(32,517)	(7,171)	—	(32,432)
Equity in earnings of subsidiaries	12,652	9,425	—	—	(22,077)	—

Income from continuing operations before income taxes	7,783	12,524	29,027	14,340	(22,077)	41,597
Provision for income taxes	(1,642)	(2,166)	13,048	8,196	—	17,436

Income from continuing operations	9,425	14,690	15,979	6,144	(22,077)	24,161
Income (loss) from discontinued operations (net of tax)	—	—	506	(9,977)	—	(9,471)

Net income	$9,425	$14,690	$16,485	$(3,833)	$(22,077)	$14,690

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$9,425	$14,690	$16,485	$(3,833)	$(22,077)	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,792	1,005	19,689	22,267	—	46,753
Equity in earnings of subsidiaries	(12,652)	(9,425)	—	—	22,077	—
Gain on sale or disposal of properties	—	(4)	(2,964)	(294)	—	(3,262)
Deferred income taxes and other	(3,003)	(1,976)	13,810	4,209	—	13,040
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(71)	(3,308)	(280)	—	(3,659)
Other current assets	(67)	219	3,173	(5,178)	—	(1,853)
Accounts payable	421	(54)	(2,253)	6,713	—	4,827
Accrued expenses	380	(369)	2,842	(1,817)	—	1,036
Other assets and liabilities	28	(408)	(244)	(2,478)	—	(3,102)

Net cash provided by (used in) operating activities	(1,676)	3,607	47,230	19,309	—	68,470

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(155)	(43,879)	(27,474)	—	(71,508)
Proceeds from sale of properties	—	3,500	7,415	312	—	11,227
Acquisitions, net of cash acquired	—	—	(25,846)	—	—	(25,846)
Deferred acquisition costs and other	—	(791)	—	(1,179)	—	(1,970)

Net cash provided by (used in) investing activities	—	2,554	(62,310)	(28,341)	—	(88,097)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	47,700	—	73	389	—	48,162
Principal payments on long-term debt	(36,350)	—	(343)	(9,761)	—	(46,454)
Disbursements/receipts on intercompany debt	(6,229)	(15,292)	15,121	6,400	—	—
Proceeds from exercise of stock options and warrants	—	1,681	—	—	—	1,681
Purchase of treasury stock	—	(1,226)	—	—	—	(1,226)
Deferred financing costs paid	(695)	—	—	—	—	(695)

Net cash provided by (used in) financing activities	4,426	(14,837)	14,851	(2,972)	—	1,468

Effect of exchange rates on cash	—	—	—	2,986	—	2,986

Net (decrease) increase in cash	2,750	(8,676)	(229)	(9,018)	—	(15,173)
Cash, beginning of period	—	8,895	369	19,623	—	28,887

Cash, end of period	$2,750	$219	$140	$10,605	$—	$13,714

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Income
For the Year Ended December 31, 2002
(in thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$—	$267,576	$59,078	$—	$326,654

Operating expenses:
Transportation	—	—	134,097	33,238	—	167,335
Selling, general and administrative	187	25,230	50,014	4,752	—	80,183
Gain on sale of assets (net)	—	101	(9,191)	(65)	—	(9,155)
Impairment of assets	—	—	—	1,396	—	1,396
Depreciation and amortization	92	200	17,762	3,875	—	21,929

Total operating expenses	279	25,531	192,682	43,196	—	261,688

Operating (loss) income	(279)	(25,531)	74,894	15,882	—	64,966
Interest and other expense	(7,168)	(1,532)	(23,797)	(3,413)	—	(35,910)
Equity in earnings of subsidiaries	21,177	(701)	—	—	(20,476)	—
Financing costs	(25,559)	21,001	(14,158)	(6,840)	—	(25,556)

Income from continuing operations before income taxes	(11,829)	(6,763)	36,939	5,629	(20,476)	3,500
Provision for income taxes	(11,128)	(8,916)	18,565	3,083	—	1,604

Income from continuing operations	(701)	2,153	18,374	2,546	(20,476)	1,896
Gain from sale of discontinued operations (net of tax)	—	—	387	—	—	387
Income from discontinued operations (net of tax)	—	—	586	(716)	—	(130)

Net income	$(701)	$2,153	$19,347	$1,830	$(20,476)	$2,153

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(In thousands)

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(701)	$2,153	$19,347	$1,830	$(20,476)	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,795	955	18,162	18,339	—	41,251
Financing costs	25,433	—	—	—	—	25,433
Equity in earnings of subsidiaries	(21,177)	701	—	—	20,476	—
Gain on sale or disposal of properties	—	101	(10,588)	782	—	(9,705)
Deferred income taxes and other	(12,306)	(7,545)	20,152	2,659	—	2,960
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,151)	4,780	(863)	—	2,766
Other current assets	22	2,483	(1,555)	(277)	—	673
Accounts payable	—	(727)	(4,776)	(137)	—	(5,640)
Accrued expenses	(1,777)	(1,751)	(2,167)	(4,224)	—	(9,919)
Other assets and liabilities	(17,057)	4,210	(1,739)	3,221	—	(11,365)

Net cash provided by (used in) operating activities	(23,768)	(571)	41,616	21,330	—	38,607

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(646)	(37,334)	(27,702)	—	(65,682)
Proceeds from sale of properties	—	963	7,963	365	—	9,291
Acquisitions, net of cash acquired	—	—	(89,359)	—	—	(89,359)
Change in restricted cash in escrow	—	—	1,357	—	—	1,357
Deferred acquisition costs and other	—	(3,008)	—	(2,672)	—	(5,680)

Net cash used in investing activities	—	(2,691)	(117,373)	(30,009)	—	(150,073)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	343,500	—	556	113,814	—	457,870
Principal payments on long-term debt	(346,254)	—	(883)	(11,502)	—	(358,639)
Disbursements/receipts on intercompany debt	41,905	(21,356)	76,408	(96,957)	—	—
Proceeds from exercise of stock options and warrants	—	385	—	—	—	385
Purchase of treasury stock	—	(4,921)	—	—	—	(4,921)
Deferred financing costs paid	(15,383)	—	—	—	—	(15,383)

Net cash provided by (used in) financing activities	23,768	(25,892)	76,081	5,355	—	79,312

Effect of exchange rates on cash	—	—	—	1,280	—	1,280

Net increase (decrease) in cash	—	(29,154)	324	(2,044)	—	(30,874)
Cash, beginning of period	—	38,049	45	21,667	—	59,761

Cash, end of period	$—	$8,895	$369	$19,623	$—	$28,887