Form 10-Q
period 2005-03-31
RAILAMERICA INC /DE
filed 2005-05-10
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005, or

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

Common Stock, par value $.001 – 37,769,657 shares as of May 6, 2005

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$9,777	$24,331
Accounts and notes receivable, net	74,660	63,414
Other current assets	14,424	14,935

Total current assets	98,861	102,680
Property, plant and equipment, net	877,012	875,883
Other assets	37,749	37,580

Total assets	$1,013,622	$1,016,143

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,926	$6,097
Accounts payable	43,846	61,276
Accrued expenses	42,579	41,950

Total current liabilities	92,351	109,323
Long-term debt, less current maturities	355,422	357,253
Subordinated debt	4,039	4,028
Deferred income taxes	151,893	149,306
Other liabilities	14,984	15,307

Total liabilities	618,689	635,217

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 37,769,949 shares and 37,389,660 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital and other	323,466	319,417
Retained earnings	43,022	36,806
Accumulated other comprehensive income	28,407	24,666

Total stockholders’ equity	394,933	380,926

Total liabilities and stockholders’ equity	$1,013,622	$1,016,143

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2005 and 2004
(in thousands, except earnings per share)
(unaudited)

	Three months ended
	March 31,
	2005	2004

Operating revenue	$110,057	$95,943

Operating expenses:
Transportation	68,473	51,541
Selling, general and administrative	22,632	22,319
Net gain on sale of assets	(105)	(378)
Depreciation and amortization	7,414	6,643

Total operating expenses	98,414	80,125

Operating income	11,643	15,818
Interest and other expense	(4,442)	(8,204)

Income from continuing operations before income taxes	7,201	7,614
Provision for income taxes	1,224	2,899

Income from continuing operations	5,977	4,715
Gain (loss) from sale of discontinued operations, net of income taxes	239	(3,951)
Income from discontinued operations, net of income taxes	—	511

Net income	$6,216	$1,275

Basic earnings (loss) per common share:
Continuing operations	$0.16	$0.14
Discontinued operations	0.01	(0.10)

Net income	$0.17	$0.04

Diluted earnings (loss) per common share:
Continuing operations	$0.16	$0.14
Discontinued operations	—	(0.10)

Net income	$0.16	$0.04

Weighted average common shares outstanding:
Basic	37,445	32,737
Diluted	38,266	33,894

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004

Cash flows from operating activities:
Net income	$6,216	$1,275
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	7,784	11,849
Net gain on sale or disposal of properties	(345)	(378)
Deferred income taxes and other	1,430	6,768
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,640)	(4,517)
Other current assets	1,078	(554)
Accounts payable	(17,488)	(8,254)
Accrued expenses	422	(1,425)
Other assets and liabilities	(146)	3,971

Net cash provided by (used in) operating activities	(8,689)	8,735

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,518)	(18,926)
Proceeds from sale of assets, net of cash on-hand	6,054	9,501
Acquisitions, net of cash acquired	—	(24,645)
Deferred transaction costs and other	—	(864)

Net cash used in investing activities	(7,464)	(34,934)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	57,274
Principal payments on long-term debt	(2,000)	(41,494)
Proceeds from exercise of stock options and warrants	3,695	4,671
Deferred financing costs	—	(26)

Net cash provided by financing activities	1,695	20,425

Effect of exchange rates on cash	(96)	(121)

Net decrease in cash	(14,554)	(5,895)
Cash, beginning of period	24,331	13,714

Cash, end of period	$9,777	$7,819

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The December 31, 2004 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s principal operations consist of rail freight transportation in North America.

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. The Company completed the sale of the Arizona Eastern Railway Company in December 2004. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

During December 2004, the Company also completed the sale of its West Texas and Lubbock Railroad. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received by the Company in December 2004. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes. Freight Australia’s results of operations for the periods prior to the sale on August 31, 2004 have been reclassified to discontinued operations in the Company’s consolidated financial statements.

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

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2004 annual report on Form 10-K.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. Management is still determining if the adoption of this pronouncement will result in amounts similar to the current pro forma disclosures under SFAS 123 disclosed in footnote 3 below.

3.	STOCK-BASED COMPENSATION

As of March 31, 2005, the Company has two stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months ended
	March 31,
	2005	2004

Net income, as reported	$6,216	$1,275
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(141)	(423)

Pro forma net income	$6,075	$852

Earnings per share:
Basic-as reported	$0.17	$0.04

Basic-pro forma	$0.16	$0.03

Diluted-as reported	$0.16	$0.04

Diluted-pro forma	$0.16	$0.03

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	EARNINGS PER SHARE

For the three months ended March 31, 2005 and 2004, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.3 million options and warrants were excluded from the calculation for the three months ended March 31, 2005, as such securities were anti-dilutive.

For the three months ended March 31, 2004, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 1.1 million options and warrants were excluded from the calculation for the three months ended March 31, 2004, as was the assumed conversion of $13.7 million (1.4 million shares) of convertible debentures, as such securities were anti-dilutive.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three months ended
	March 31,
	2005	2004

Income from continuing operations (basic and diluted)	$5,977	$4,715

Weighted average shares outstanding (basic)	37,445	32,737
Options and warrants	821	1,157

Weighted average shares outstanding (diluted)	38,266	33,894

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	DISCONTINUED OPERATIONS

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. Subsequent to committing to the disposal plan, the Company determined that the expected proceeds from the sale would be lower than anticipated and accordingly recorded an impairment charge of $4 million during the third quarter of 2004. The Company completed the sale of the Arizona Eastern Railway Company during December 2004, for $2.8 million in cash, resulting in a pretax gain on the sale of $0.3 million, or $0.2 million after tax.

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the three months ended
	March 31,
	2005	2004

Operating revenue	$—	$1,024

Operating loss	$—	$(180)

Loss from discontinued operations	$—	$(180)
Income tax benefit	—	(70)

Loss from discontinued operations, net of tax	$—	$(110)

During the fourth quarter of 2004, the Company committed to a plan to dispose of the West Texas and Lubbock Railroad. The Company completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. During the quarter ended March 31, 2005, the Company sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.

The results of operations for the West Texas and Lubbock Railroad were as follows (in thousands):

	For the three months ended
	March 31,
	2005	2004

Operating revenue	$—	$75

Operating income	$—	$75

Income from discontinued operations	$—	$23
Income tax provision	—	9

Income from discontinued operations, net of tax	$—	$14

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	DISCONTINUED OPERATIONS, continued

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into by the Company during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received by the Company in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). The Company believes the ultimate impact of the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes.

For the three months ended March 31, 2004, interest expense of $1.3 million was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations.” The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months ended
	March 31,
	2005	2004

Operating revenue	$—	$39,244

Operating income	$—	$2,566

Income from discontinued operations	$—	$578
Income tax benefit	—	(29)

Income from discontinued operations, net of tax	$—	$607

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the quarter ended March 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations for the first quarter ended 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	EXPANSION OF OPERATIONS

On October 16, 2004, the Company’s wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., purchased 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision, for $8.6 million from CSX Transportation, Inc. The Company also entered into a 25-year lease of related real estate. The Company paid the $8.6 million by drawing on its revolving credit facility.

In the second quarter of 2004, the Company’s wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Ft. Wayne & Eastern Railroad (“CF&E”) for twenty years, with an option for two five-year extensions starting on August 1, 2004. This agreement required a $10 million initial payment and annual lease payments of approximately $1.2 million for the term of the lease. The Company is amortizing the $10 million payment on a straight-line basis over the 20-year term of the lease. The annual lease payments may vary depending upon the extent to which the CF&E’s unit trains utilize CSX locomotive power during the preceding lease year.

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since the date of their acquisitions. Additionally, the pro forma impact of these acquisitions and leases is not material.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	DEBT

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization and bear interest at LIBOR plus 2%, or 4.875% as of March 31, 2005. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 1.75%. The interest rate for both the term loans and revolver will increase in the second quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0. The leverage ratio was 4.08 for the last twelve months ended March 31, 2005. The Company also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of March 31, 2005, the Company had no borrowings outstanding under the revolving credit facility.

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

In addition, the amended and restated senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of March 31, 2005 and anticipates being in compliance with its covenants for the next twelve months.

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

During the three months ended March 31, 2004, $8.1 million of the Company’s junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $13.7 million, which was converted prior to July 31, 2004, or repaid in August 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	HEDGING ACTIVITIES

The Company uses derivatives to hedge against increases in fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedged transaction affects earnings.

The Company monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel costs represented 11% of total revenue during the three months ended March 31, 2005. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2005, we have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month from January 2005 through December 2005, at an average price of $1.45 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.8 million at March 31, 2005.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.4 million at March 31, 2005.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004 through November 24, 2005. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.3 million at March 31, 2005.

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004 and expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.2 million at March 31, 2005.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at March 31, 2005.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at March 31, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	INCOME TAX PROVISION

The Company’s effective income tax rates in the first quarters of 2005 and 2004 for continuing operations were 17% and 38%, respectively. The rate for the first quarter of 2005 includes a tax benefit of approximately $1.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004.

In addition to the maintenance credit mentioned above, the American Jobs Creation Act of 2004 (the “Act”) created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Although the Act was signed into law in October 2004, the practical application of a number of the provisions of the repatriation provision remain unclear. Tax authorities are expected to provide clarifying language on the key elements of the repatriation provisions. However, the clarifying language is expected to affect the Company’s evaluation of the economic value of implementing any individual opportunity and its ability to meet the overall qualifying criteria. As a result, the Company will be unable to complete a determination of the Act’s effect on its plan for reinvestment or repatriation of foreign earnings until the clarifying language is released.

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

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of March 31, 2005, accumulated other comprehensive income consisted of $3.1 million of unrealized gains related to hedging transactions and $25.3 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands).

	Three months ended
	March 31,
	2005	2004

Net income	$6,216	$1,275
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	3,312	(79)
Change in cumulative translation adjustments	429	(1,820)

Total comprehensive income (loss)	$9,957	$(624)

11.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended
	March 31,
Net Periodic Cost	2005	2004

Service cost	$29	$26
Interest cost	87	74
Expected return on plan assets	(77)	(61)
Amortization of net actuarial loss	11	11
Amortization of prior service costs	5	5

Net cost recognized	$55	$55

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	COMMITMENTS AND CONTINGENCIES

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

On February 7, 2005, the Surface Transportation Board, or STB, entered an Order setting the terms for sale of the Company’s Toledo, Peoria &Western Railway’s, or TPW’s, 76 mile La Harpe – Hollis Line in west central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate TPW. As a result, the Company intends to appeal the Order to the U.S. Circuit Court of Appeals for the 7th Circuit. Management is unable to predict the outcome of this appeal. As a result of the sale, the Company recorded a loss on sale of the Hollis Line of $0.8 million.

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company has concluded that the total costs to repair and reconstruct the tunnel have exceeded its insurance coverage and has recorded $2.0 million in expenses due to the fire, but does not believe it will have any further material impact on its financial position, results of operations or cash flows, as the tunnel was re-opened in April 2005.

The Company has a $3.7 million contingent obligation, under certain events of default or if line abandonment occurs, to the Canadian National Railroad in connection with its properties. The contingent obligation bears no interest and has no pre-defined terms of payment or maturity.

The Company’s operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	SEGMENT INFORMATION

The Company’s continuing operations have been classified into two business segments: North American rail transportation and international rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, except for the income statement results of the Arizona Eastern Railway Company and West Texas and Lubbock Railroad due to their classification as discontinued operations. The international segment has been restated for the exclusion of the Chilean and Australian operations, due to their classification as discontinued operations.

Business segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2005:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$110,057	$110,057	$—
Depreciation and amortization	$7,414	$7,414	$—
Operating income	$11,643	$11,643	$—
Income before income taxes	$7,201	$7,201	$—
Total assets	$1,013,622	$1,013,622	$—

THREE MONTHS ENDED MARCH 31, 2004:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$95,943	$95,943	$—
Depreciation and amortization	$6,643	$6,643	$—
Operating income	$15,818	$15,818	$—
Income before income taxes	$7,614	$7,614	$—
Total assets	$1,214,179	$954,623	$259,556

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
March 31, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$(2,891)	$3,385	$127	$9,156	$—	$9,777
Accounts and notes receivable, net	874	209	61,136	12,441	—	74,660
Other current assets	69	522	11,178	2,655	—	14,424

Total current assets	(1,948)	4,116	72,441	24,252	—	98,861
Property, plant and equipment, net	—	1,050	711,825	164,137	—	877,012
Other assets	8,829	3,175	12,603	13,142	—	37,749
Investment in and advances to affiliates	168,199	382,658	60,024	20,498	(631,379)	—

Total assets	$175,080	$390,999	$856,893	$222,029	$(631,379)	$1,013,622

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,464	$—	$934	$528	$—	$5,926
Accounts payable	547	7,596	31,381	4,322	—	43,846
Accrued expenses	1,742	1,685	20,051	19,101	—	42,579

Total current liabilities	6,753	9,281	52,366	23,951	—	92,351
Long-term debt, less current maturities	307,003	—	12,128	36,291	—	355,422
Subordinated debt	4,039	—	—	—	—	4,039
Deferred income taxes	(12,639)	(16,216)	157,028	23,720	—	151,893
Other liabilities	271	3,001	6,580	5,132	—	14,984
Stockholders’ equity:
Common stock	—	38	—	—	—	38
Additional paid-in capital	758	323,466	498,824	79,516	(579,098)	323,466
Retained earnings	(132,432)	43,022	128,374	25,961	(21,903)	43,022
Accumulated other comprehensive income	1,327	28,407	1,593	27,458	(30,378)	28,407

Total stockholders’ equity	(130,347)	394,933	628,791	132,935	(631,379)	394,933

Total liabilities and stockholders’ equity	$175,080	$390,999	$856,893	$222,029	$(631,379)	$1,013,622

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$26	$87,760	$22,271	$—	$110,057

Operating expenses:
Transportation	—	—	54,040	14,433	—	68,473
Selling, general and administrative	—	2,354	17,970	2,308	—	22,632
Net gain on sale of assets	(9)	—	(89)	(7)	—	(105)
Depreciation and amortization	—	53	5,820	1,541	—	7,414

Total operating expenses	(9)	2,407	77,741	18,275	—	98,414

Operating income (loss)	9	(2,381)	10,019	3,996	—	11,643
Interest and other expense	(85)	3,465	(6,062)	(1,760)	—	(4,442)
Equity in earnings of subsidiaries	3,461	3,400	—	—	(6,861)	—

Income (loss) from continuing operations before income taxes	3,385	4,484	3,957	2,236	(6,861)	7,201
Provision (benefit) for income taxes	(26)	(1,732)	1,659	1,323	—	1,224

Income (loss) from continuing operations	3,411	6,216	2,298	913	(6,861)	5,977
Gain (loss) on sale of discontinued operations (net of tax)	(11)	—	250	—		239
Income from discontinued operations (net of tax)	—	—	—	—	—	—

Net income (loss)	$3,400	$6,216	$2,548	$913	$(6,861)	$6,216

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$3,400	$6,216	$2,548	$913	$(6,861)	$6,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	224	53	5,957	1,550	—	7,784
Equity in earnings of subsidiaries	(3,461)	(3,400)	—	—	6,861	—
Net gain on sale of assets	11	—	(349)	(7)	—	(345)
Deferred income taxes and other	26	(1,577)	1,658	1,323	—	1,430
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	(20)	(30)	(4,386)	(3,204)	—	(7,640)
Other current assets	43	83	788	164	—	1,078
Accounts payable	211	(28)	(17,673)	2	—	(17,488)
Accrued expenses	(173)	589	3,973	(3,967)	—	422
Other assets and liabilities	1	—	(849)	702	—	(146)

Net cash provided by (used in) operating activities	262	1,906	(8,333)	(2,524)	—	(8,689)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(13)	(11,331)	(2,174)	—	(13,518)
Proceeds from sale of assets, net of cash on-hand	—	—	6,045	9	—	6,054

Net cash used in investing activities	—	(13)	(5,286)	(2,165)	—	(7,464)

Cash flows from financing activities:
Principal payments on long-term debt	(1,531)	—	(288)	(181)	—	(2,000)
(Disbursements)/receipts on intercompany debt	(2,022)	(9,837)	13,882	(2,023)	—	—
Proceeds from exercise of stock options and warrants	—	3,695	—	—	—	3,695

Net cash provided by (used in) financing activities	(3,553)	(6,142)	13,594	(2,204)	—	1,695

Effect of exchange rates on cash	—	—	—	(96)	—	(96)

Net decrease in cash	(3,291)	(4,249)	(25)	(6,989)	—	(14,554)
Cash, beginning of period	400	7,634	152	16,145	—	24,331

Cash, end of period	$(2,891)	$3,385	$127	$9,156	$—	$9,777

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2004

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$23	$76,187	$19,733	$—	$95,943

Operating expenses:
Transportation	—	—	39,928	11,613	—	51,541
Selling, general and administrative	—	3,025	17,004	2,290	—	22,319
Gain on sale of assets	—	—	(363)	(15)	—	(378)
Depreciation and amortization	—	63	5,474	1,106	—	6,643

Total operating expenses	—	3,088	62,043	14,994	—	80,125

Operating income (loss)	—	(3,065)	14,144	4,739	—	15,818
Interest and other expense	(1,252)	3,007	(8,101)	(1,858)	—	(8,204)
Equity in earnings of subsidiaries	1,089	263	—	—	(1,352)	—

Income (loss) from continuing operations before income taxes	(163)	205	6,043	2,881	(1,352)	7,614
Provision (benefit) for income taxes	(426)	(1,070)	2,842	1,553	—	2,899

Income (loss) from continuing operations	263	1,275	3,201	1,328	(1,352)	4,715
Loss on sale of discontinued operations (net of tax)	—	—	—	(3,951)		(3,951)
Income (loss) from discontinued operations (net of tax)	—	—	(96)	607	—	511

Net income (loss)	$263	$1,275	$3,105	$(2,016)	$(1,352)	$1,275

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. GUARANTOR FINANCIAL STATEMENT INFORMATION, continued

RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$263	$1,275	$3,105	$(2,016)	$(1,352)	$1,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	997	265	5,581	5,006	—	11,849
Equity in earnings of subsidiaries	(1,089)	(263)	—	—	1,352	—
Gain on sale of assets	—	—	(1,986)	1,608	—	(378)
Deferred income taxes and other	(426)	(1,002)	4,405	3,791	—	6,768
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	—	91	423	(5,031)	—	(4,517)
Other current assets	40	(60)	(260)	(274)	—	(554)
Accounts payable	(25)	1,528	1,822	(11,579)	—	(8,254)
Accrued expenses	(4,202)	(1,004)	(370)	4,151	—	(1,425)
Other assets and liabilities	10	500	(127)	3,588	—	3,971

Net cash provided by (used in) operating activities	(4,432)	1,330	12,593	(756)	—	8,735

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(12,700)	(6,219)	—	(18,926)
Proceeds from sale of properties	—	—	548	8,953	—	9,501
Acquisitions, net of cash acquired	—	—	(24,645)	—	—	(24,645)
Deferred acquisition costs and other	—	(110)	—	(754)	—	(864)

Net cash provided by (used in) investing activities	—	(117)	(36,797)	1,980	—	(34,934)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	46,200	—	—	11,074		57,274
Principal payments on long-term debt	(30,264)	—	9,316	(20,546)	—	(41,494)
(Disbursements)/receipts on intercompany debt	(13,234)	(4,919)	14,925	3,228	—	—
Proceeds from exercise of stock options and warrants	—	4,671	—	—	—	4,671
Other	—	—	(26)	—	—	(26)

Net cash provided by (used in) financing activities	2,702	(248)	24,215	(6,244)	—	20,425

Effect of exchange rates on cash	—	—	—	(121)	—	(121)

Net decrease in cash	(1,730)	965	11	(5,141)	—	(5,895)
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$1,020	$1,184	$151	$5,464	$—	$7,819

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a leading short line and regional rail service provider in North America. We own, lease or operate a diversified portfolio of 44 railroads with approximately 8,800 miles of track located in the United States and Canada. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

     We pursue growth by increasing our carloads and our average rate per carload and by continuing our selective acquisition program of seeking railroads which we believe will provide operating efficiencies, strategic advantages and/or profit improvement opportunities.

     Carload Growth and Acquisitions

     Total North American carloads increased by 9.9%, including 4.6% on a “same railroad” basis, during the first quarter of 2005 compared to the first quarter of 2004, with the average rate per carload increasing from $286 to $300.

     In January 2004, we acquired the assets of the Central Michigan Railway, which operates 100 miles of rail line in Michigan.

     In July 2004, our wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Fort Wayne & Eastern Railroad for twenty years. We assumed control of the operations on August 1, 2004.

     On June 28, 2004, our Dallas, Garland & Northeastern Railroad commenced operations of Mockingbird Yard in Dallas and 11 miles of track through a 10 year agreement with the Union Pacific Railroad. Under terms of the agreement with Union Pacific, the Dallas, Garland & Northeastern Railroad will serve customers on the line, with the intention of growing the business and creating a more efficient interchange with the Union Pacific.

     On October 15, 2004, our wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., executed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision. We also entered into a 25-year lease of related real estate.

     The results of operations of these railroads have been included in our consolidated financial statements since their respective acquisition dates.

     Commodity Mix

     Our North American rail group operates 44 railroads. Each of these railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended March 31, 2005, bridge traffic accounted for 17%, coal accounted for 12%, and lumber and forest products accounted for 10% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 15%, chemicals generated 13% and agricultural and farm products generated 10% of our North American freight revenue for the three months ended March 31, 2005. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the three months ended March 31, 2005.

     Divestitures

     In 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, and Freight Australia, our Australian railroad. The proceeds from these two sales were used to pay down our long term debt and buy back a majority of our senior subordinated notes. At March 31, 2005, our net debt to total capitalization was 47%.

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

     Property, plant and equipment comprised 87% of our total assets as of March 31, 2005. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

Central Michigan Railway	January 2004
Chicago, Ft. Wayne & Eastern Railroad	August 2004
Midland Subdivision	October 2004

     We disposed of the Arizona Eastern Railway Company and the West Texas and Lubbock Railroads in December 2004. Accordingly, the results of operations for these railroads have been reclassified to discontinued operations for the periods presented.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended March 31,
	2005		2004

Operating revenue	$110,057	100.0%	$95,943	100.0%

Operating expenses:
Maintenance of way	15,225	13.8%	10,810	11.3%
Maintenance of equipment	4,000	3.6%	3,516	3.7%
Transportation	36,338	33.0%	27,874	29.0%
Equipment rental	12,910	11.7%	9,341	9.7%
Selling, general and administrative	22,632	20.6%	22,319	23.3%
Net gain on sale of assets	(105)	-0.1%	(378)	-0.4%
Depreciation and amortization	7,414	6.8%	6,643	6.9%

Total operating expenses	98,414	89.4%	80,125	83.5%

Operating income	$11,643	10.6%	$15,818	16.5%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2005		2004

Operating revenue	$110,057	100.0%	$95,943	100.0%

Operating expenses:
Labor and benefits	35,749	32.5%	32,453	33.8%
Equipment rents	13,514	12.3%	9,746	10.2%
Purchased services	7,716	7.0%	6,330	6.6%
Diesel fuel	12,675	11.5%	8,710	9.1%
Casualties and insurance	6,212	5.6%	3,781	3.9%
Materials	2,779	2.5%	2,158	2.3%
Joint facilities	3,189	2.9%	2,786	2.9%
Other expenses	9,271	8.4%	7,896	8.2%
Net gain on sale of assets	(105)	-0.1%	(378)	-0.4%
Depreciation and amortization	7,414	6.8%	6,643	6.9%

Total operating expenses	98,414	89.4%	80,125	83.5%

Operating income	$11,643	10.6%	$15,818	16.5%

     OPERATING REVENUE. Operating revenue increased by $14.1 million, or 15%, to $110.1 million in the first quarter of 2005, from $95.9 million in the first quarter of 2004. Total carloads increased to 329,878 in 2005, from 300,188 in 2004. Excluding revenue of $5.4 million in 2005 for the acquired railroads, the Central Michigan Railway, the Chicago, Fort Wayne & Eastern Railroad and the Midland Subdivision, operating revenue increased $8.7 million, or 9%, while carloads increased by 13,654, or 5%. This increase in “same railroad” revenue is primarily due to the increase in carloads, an increase in rates, higher fuel surcharges and a strengthening of the Canadian dollar compared to the U.S. Dollar, which positively impacted operating revenue by $1.5 million for the three months ended March 31, 2005.

     The increase in the average rate per carload to $300 in the three months ended March 31, 2005, from $286 in 2004 was primarily due to rate growth, including the fuel surcharge and the improvement in the Canadian dollar.

     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
(dollars in thousands, except average rate per carload)	2005			2004

	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$14,842	33,398	$444	$12,499	30,464	$410
Chemicals	12,385	30,539	406	9,902	25,252	392
Agricultural & Farm Products	9,729	30,522	319	8,765	26,464	331
Paper Products	9,223	26,603	347	7,935	24,910	319
Metal	8,590	23,586	364	8,004	23,566	340
Coal	8,032	38,112	211	6,716	35,233	191
Food Products	7,445	22,874	325	6,098	18,377	332
Petroleum Products	7,250	15,414	470	5,759	13,587	424
Railroad Equipment/Bridge Traffic	6,647	55,624	119	6,219	50,444	123
Minerals	5,046	13,659	369	4,324	12,126	357
Metallic/Non-metallic Ores	4,570	14,798	309	4,478	14,953	299
Other	2,693	8,506	317	2,290	8,189	280
Autos	1,527	6,744	226	1,896	8,066	235
Intermodal	1,045	9,499	110	896	8,557	105

Total	$99,024	329,878	$300	$85,781	300,188	$286

     Lumber and forest product revenue was $14.8 million in the quarter ended March 31, 2005, compared to $12.5 million in the quarter ended March 31, 2004, an increase of $2.3 million or 19%. This increase is primarily due to increased moves in Oregon and California as a result of a strong demand for lumber.

     Chemical revenue was $12.4 million in the quarter ended March 31, 2005, compared to $9.9 million in the quarter ended March 31, 2004, an increase of $2.5 million or 25%. This increase is primarily due to the acquisitions of the Chicago, Fort Wayne & Eastern Railroad and Central Michigan Railway.

     Agricultural and farm products revenue was $9.7 million in the quarter ended March 31, 2005, compared to $8.8 million in the quarter ended March 31, 2004, an increase of $0.9 million or 11%. This increase is primarily due to a strong grain demand in the southeast and the acquisitions of the Chicago, Fort Wayne & Eastern Railroad and Central Michigan Railway, partially offset by a poor summer 2004 wheat harvest in Colorado and Kansas as a result of a drought in the region.

     Paper products revenue was $9.2 million in the quarter ended March 31, 2005, compared to $7.9 million in the quarter ended March 31, 2004, an increase of $1.3 million or 16%. This increase is the result of increased business with existing and new customers in Alabama as well as the acquisition of the Chicago, Fort Wayne & Eastern Railroad.

     Metals revenue was $8.6 million in the quarter ended March 31, 2005, compared to $8.0 million in the quarter ended March 31, 2004, an increase of $0.6 million or 7%. This increase is due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased business with an existing customer in southern Ontario, partially offset by a decrease in business in North Carolina as a result of production problems and loss of a customer in California.

     Coal revenue was $8.0 million in the quarter ended March 31, 2005, compared to $6.7 million in the quarter ended March 31, 2004, an increase of $1.3 million or 20%. This increase is a result of an increase in market share from trucks in Indiana, a strong demand for coal out of Missouri and Arkansas and increased business with existing customers in Oklahoma.

     Food products revenue was $7.4 million in the quarter ended March 31, 2005, compared to $6.1 million in the quarter ended March 31, 2004, an increase of $1.3 million or 22%. This increase is due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased exports of soybean meal to Asia.

     Petroleum products revenue was $7.3 million in the quarter ended March 31, 2005, compared to $5.8 million in the quarter ended March 31, 2004, an increase of $1.5 million or 26%. This increase is due to additional fuel shipments with existing customers to the northwest territories.

     Railroad equipment and bridge traffic revenue was $6.6 million in the quarter ended March 31, 2005, compared to $6.2 million in the quarter ended March 31, 2004, an increase of $0.4 million or 7%. This increase is primarily due to additional haulage by Class I carriers in Canada.

     Minerals revenue was $5.0 million in the quarter ended March 31, 2005, compared to $4.3 million in the quarter ended March 31, 2004, an increase of $0.7 million or 17%. This increase is primarily due to increased business in Texas with new and existing customers.

     Metallic and non-metallic ores revenue was $4.6 million in the quarter ended March 31, 2005, compared to $4.5 million in the quarter ended March 31, 2004, an increase of $0.1 million or 2%. This increase is due to increased business with existing customers in Alabama and new customer business in Oklahoma.

     Other revenue was $2.7 million in the quarter ended March 31, 2005, compared to $2.3 million in the quarter ended March 31, 2004, an increase of $0.4 million or 18%.

     Autos revenue was $1.5 million in the quarter ended March 31, 2005, compared to $1.9 million in the quarter ended March 31, 2004, a decrease of $0.4 million or 19%. This decrease is due to reduced motor vehicle shipments in Ohio.

     Intermodal revenue was relatively flat at $1.0 million in the quarter ended March 31, 2005, compared to $0.9 million in the quarter ended March 31, 2004.

     OPERATING EXPENSES. Operating expenses increased to $98.4 million in the three months ended March 31, 2005, from $80.1 million in the first quarter of 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 89.4% in 2005 compared to 83.5% in 2004. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2005, as well as higher short-term costs associated with the recently acquired Midland Subdivision. Both periods include corporate general and administrative expenses, which had previously been classified as corporate overhead.

     MAINTENANCE OF WAY. Maintenance of way expenses increased $4.4 million, or 41%, to $15.2 million in 2005 from $10.8 million in 2004 primarily due to higher casualty costs in 2005, as well as the acquisitions in 2004 of the Midland Subdivision and the

Chicago, Fort Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way increased to 13.8% in 2005 from 11.3% in 2004, primarily due to higher casualty costs. The increase in casualty costs is due to a greater number of FRA reportable train incidents and FRA reportable personal injuries in the first quarter of 2005 compared to 2004. During the first quarter of 2005 we experienced 40 FRA reportable incidents compared to 29 in the first quarter of 2004. Our injury frequency ratio in the first quarter of 2005 was 3.63 compared to 2.52 in the first quarter of 2004.

     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $0.5 million, or 14%, to $4.0 million in 2005 from $3.5 million in 2004 primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004. Maintenance of equipment decreased as a percentage of revenue to 3.6% in the first quarter of 2005, from 3.7% in the first quarter of 2004.

     TRANSPORTATION. Transportation expense increased $8.5 million, or 30%, to $36.3 million in the first quarter of 2005 from $27.9 million in the first quarter of 2004 due to the increase in carloads for both “same railroad” and acquisitions, as well as higher fuel prices. As a percentage of revenue, transportation expense increased to 33.0% in 2005, from 29.0% in 2004. This increase is primarily due to higher fuel costs, which accounted for a 2.4 percentage point increase, higher labor costs, which accounted for a 0.9 percentage point increase and higher costs associated with the recently acquired Midland Subdivision. Fuel costs were $1.59 per gallon in 2005 compared to $1.18 per gallon in 2004, resulting in a $3.2 million increase in fuel expense in the first quarter of 2005. Labor costs increased due to greater overtime hours as a result of increased carloads.

     EQUIPMENT RENTAL. Equipment rental increased $3.6 million, or 38%, to $12.9 million in the first quarter of 2005 from $9.3 million in the first quarter of 2004. The increase is primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.7% in 2005 from 9.7% in 2004, due to higher than anticipated short term locomotive leases and car hire costs at the recently acquired Midland Subdivision.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $0.3 million to $22.6 million in the first quarter of 2005 from $22.3 million in the first quarter of 2004 primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004 and an increase in health insurance costs in 2005. As a percentage of revenue, selling, general and administrative expense decreased to 20.6% in 2005, from 23.3% in 2004, due to the increase in revenue while the absolute amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.

     ASSET SALES. Net gains on sales of assets were comparable at $0.1 million and $0.3 million for the first quarters ended March 31, 2005 and 2004, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 6.8% in the first quarter of 2005, from 6.9% in the first quarter of 2004.

     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $3.8 million to $4.4 million for the three months ended March 31, 2005, from $8.2 million in 2004. This decrease is primarily due to the repurchase of our senior subordinated notes and amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $1.3 million for the quarter ended March 31, 2004, was allocated to discontinued operations.

     INCOME TAXES. Our effective income tax rates in the first quarters of 2005 and 2004 for continuing operations were 17% and 38%, respectively. The rate for the first quarter of 2005 includes a tax benefit of approximately $1.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004.

     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the quarter ended March 31, 2004, the Arizona Eastern Railway Company contributed a loss of $0.1 million to the income from discontinued operations.

     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the quarter ended March 31, 2004, the West Texas and Lubbock Railroad contributed income of $0.01 million to the income from discontinued operations. During the quarter ended March 31, 2005, we sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.

     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. For the quarter ended March 31, 2004, Freight Australia contributed income of $0.6 million to the income from discontinued operations.

     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the loss on sale of Ferronor in discontinued operations for the periods presented. During the quarter ended March 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations for the first quarter ended 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows used in operations of $8.7 million, less capital expenditures of $13.5 million, resulted in a net outflow of $22.2 million for the three months ended March 31, 2005, compared to a net outflow of $10.2 million for the three months ended March 31, 2004. The increase in net cash outflow is primarily due to changes in working capital during the first quarter ended 2005. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.

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

     One of our strategic goals has been to reduce our net debt (defined as total debt less cash and cash equivalents) to 50% of total capitalization (defined as net debt plus stockholders’ equity). As of March 31, 2005, our net debt is 47% of total capitalization. We expect it to continue to fluctuate between 45% and 55%.

Operating Activities

     Cash used in operating activities was $8.7 million for the quarter ended March 31, 2005, compared to cash provided by operating activities of $8.7 million for the three months ended March 31, 2004. The decrease in cash flows from operating activities is primarily due to a decrease in accounts payable and an increase in accounts receivable. The decrease in accounts payable is due to the timing of invoice payments while the increase in accounts receivable is due to higher revenue in the first quarter of 2005. Total cash used in operating activities for the three months ended March 31, 2005, consists of net income of $6.2 million, $7.8 million in depreciation and amortization, $1.4 million in deferred income taxes and other, offset by $0.3 million of asset sale gains and $24.3 million of net decreases in working capital accounts. Total cash provided by operating activities for the quarter ended March 31, 2004 consists of $1.3 million of net income, $11.8 million of depreciation and amortization, and $6.8 million in deferred taxes and other, partially offset by $10.8 million of net decreases in working capital accounts and $0.4 million in asset sale gains.

Investing Activities

     Cash used in investing activities was $7.5 million for the three months ended March 31, 2005, compared to $34.9 million in the three months ended March 31, 2004. The decrease is primarily due to the payment of $24.6 million for acquisitions in the first quarter of 2004 and the inclusion of $5.2 million of capital expenditures related to Australia during 2004. Capital expenditures in North America were $13.5 million in the three months ended March 31, 2005, compared to $13.7 million in the three months ended March 31, 2004. Asset sale proceeds were $6.1 million for the three months ended March 31, 2005 due to the receipt of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in February 2005, compared to $9.5 million in 2004, due to the sale of Ferronor in February 2004.

Financing Activities

     Cash provided by financing activities was $1.7 million for the three months ended March 31, 2005 compared to $20.4 million in the three months ended March 31, 2004. The decrease of $18.7 million was primarily due to borrowings on our revolver for acquisitions during the three months ended March 31, 2004. Cash proceeds from the exercise of options and warrants in the three months ended March 31, 2005 and 2004, were $3.7 million and $4.7 million, respectively.

     As of March 31, 2005, we had working capital of $6.5 million, including cash on hand of $9.8 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $6.6 million, cash on hand of $24.3 million and $100.0 million of availability under our revolving credit facility at December 31, 2004. The working capital improvement at March 31, 2005, compared to December 31, 2004, is primarily due to a reduction of current payables. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of March 31, 2005, we had no balance outstanding under the revolving credit facility.

     At our option, loans under the amended and restated senior credit facility bear interest at either

•	the alternative base rate, defined as the greater of:

(i)	UBS AG’s prime rate and

(ii)	the Federal Funds Effective Rate plus, if such loan is a Term Loan or U.S. Revolving Loan, 0.50%, or, if such loan is a Canadian revolving loan, the Canadian Prime Rate, which is defined as the greater of:

(a)	UBS AG’s Canadian prime rate or

(b)	the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum,

plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.00% for term loans and 0.75% for revolving loans at March 31, 2005, or

•	the reserve-adjusted LIBO rate plus a specified margin determined based on our leverage ratio, which margin was 2.00% for term loans and 1.75% for revolving loans at March 31, 2005.

     The interest rate for both the term loans and revolver will increase in the second quarter of 2005 by 0.25% due to our leverage ratio exceeding 4.0. The leverage ratio was 4.08 for the last twelve months ended March 31, 2005.

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

     In addition, the amended and restated senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of March 31, 2005, and anticipate being in compliance with our covenants for the next twelve months.

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

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.4 million at March 31, 2005.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.3 million at March 31, 2005.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.2 million at March 31, 2005.

     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at March 31, 2005.

     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at March 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently determining the impact of FIN 47 on our financial statements and disclosures.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. We are still determining if the adoption of this pronouncement will result in amounts similar to the current pro forma disclosures under SFAS 123 disclosed in footnote 3 to the financial statements.

INFLATION

     Inflation in recent years has not had a significant impact on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and the following:

•	decline in demand for transportation services;
•	the effect of economic conditions generally and particularly in the markets served by us;
•	our dependence upon the agricultural industry as a significant user of our rail services;
•	our dependence upon the availability of financing for acquisitions of railroads and other companies;
•	our dependence on Class I railroads to efficiently interchange traffic with us and to provide an adequate railroad car supply to carry traffic tendered by our shippers;
•	an adverse change in currency exchange rates;
•	interest rates or fuel costs;
•	a decline in the market acceptability of railroad services;
•	an organization or unionization of a material segment of our employee base;
•	the effect of competitive pricing;
•	failure to acquire additional businesses;
•	costs of seeking to acquire businesses;
•	the inability to integrate acquired businesses;
•	failure to achieve expected synergies;
•	failure to service debt;
•	failure to successfully market and sell non-core properties and assets; and
•	regulation by federal, state, local and foreign regulatory authorities.

     Results actually achieved may differ materially from expected results included in these statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.

     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.4 million at March 31, 2005.

     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million, while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net liability of $0.3 million at March 31, 2005.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.2 million at March 31, 2005.

     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at March 31, 2005.

     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at March 31, 2005.

     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 11% of total revenue during the quarter ended March 31, 2005. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month (approximately 30% of consumption) from January 2005 through December 2005, at an average price of $1.45 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.8 million at March 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     During the three months ended March 31, 2005, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended. (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: May 10, 2005	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)