Form 10-Q
period 2005-06-30
RAILAMERICA INC /DE
filed 2005-08-09
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission file number 001-32579

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
Common Stock, par value $.001 – 38,233,877 shares as of August 5, 2005

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$24,864	$24,331
Accounts and notes receivable, net	63,361	63,414
Other current assets	11,786	14,935

Total current assets	100,011	102,680
Property, plant and equipment, net	882,662	875,883
Other assets	37,358	37,580

Total assets	$1,020,031	$1,016,143

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$4,404	$6,097
Accounts payable	47,784	61,276
Accrued expenses	41,192	41,950

Total current liabilities	93,380	109,323
Long-term debt, less current maturities	355,290	357,253
Subordinated debt	4,049	4,028
Deferred income taxes	150,347	149,306
Other liabilities	15,531	15,307

Total liabilities	618,597	635,217

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,082,643 shares and 37,389,660 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital and other	324,446	319,417
Retained earnings	52,300	36,806
Accumulated other comprehensive income	24,650	24,666

Total stockholders’ equity	401,434	380,926

Total liabilities and stockholders’ equity	$1,020,031	$1,016,143

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2005 and 2004
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenue	$110,816	$96,149	$220,873	$192,092

Operating expenses:
Transportation	66,322	52,518	134,795	104,059
Selling, general and administrative	21,724	26,997	44,356	49,316
Net loss (gain) on sale of assets	313	(921)	208	(1,299)
Depreciation and amortization	7,426	6,884	14,840	13,527

Total operating expenses	95,785	85,478	194,199	165,603

Operating income	15,031	10,671	26,674	26,489
Interest and other expense	(4,754)	(8,249)	(9,196)	(16,453)

Income from continuing operations before income taxes	10,277	2,422	17,478	10,036
Provision for income taxes	999	2,435	2,223	5,334

Income (loss) from continuing operations	9,278	(13)	15,255	4,702
Gain (loss) from sale of discontinued operations, net of income taxes	—	—	239	(3,951)
Income from discontinued operations, net of income taxes	—	1,625	—	2,136

Net income	$9,278	$1,612	$15,494	$2,887

Basic earnings (loss) per common share:
Continuing operations	$0.25	$—	$0.41	$0.14
Discontinued operations	—	0.05	—	(0.05)

Net income	$0.25	$0.05	$0.41	$0.09

Diluted earnings (loss) per common share:
Continuing operations	$0.24	$—	$0.40	$0.14
Discontinued operations	—	0.05	—	(0.05)

Net income	$0.24	$0.05	$0.40	$0.09

Weighted average common shares outstanding:
Basic	37,691	33,963	37,568	33,350
Diluted	38,302	33,963	38,261	34,623
The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,494	$2,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred loan costs	15,461	24,291
Net gain on sale or disposal of properties	(33)	(1,954)
Non-cash CEO retirement costs	—	3,600
Deferred income taxes and other	834	10,274
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	1,647	(4,868)
Other current assets	3,837	(1,389)
Accounts payable	(13,556)	(6,566)
Accrued expenses	(903)	1,886
Other assets and liabilities	496	2,719

Net cash provided by operating activities	23,277	30,880

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,509)	(41,887)
Proceeds from sale of assets, net of cash on-hand	6,253	12,855
Acquisitions, net of cash acquired	—	(24,645)
Deferred transaction costs and other	(19)	(2,602)

Net cash used in investing activities	(23,275)	(56,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,800	78,256
Principal payments on long-term debt	(11,455)	(77,758)
Proceeds from exercise of stock options and warrants	4,220	19,590
Deferred financing costs	—	(26)

Net cash provided by financing activities	565	20,062

Effect of exchange rates on cash	(34)	(316)

Net increase (decrease) in cash	533	(5,653)
Cash, beginning of period	24,331	13,714

Cash, end of period	$24,864	$8,061

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The December 31, 2004 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of June 30, 2005, the Company has one stock option plans under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income, as reported	$9,278	$1,612	$15,494	$2,887
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(141)	(684)	(282)	(1,107)

Pro forma net income	$9,137	$928	$15,212	$1,780

Earnings per share:
Basic-as reported	$0.25	$0.05	$0.41	$0.09

Basic-pro forma	$0.24	$0.03	$0.40	$0.06

Diluted-as reported	$0.24	$0.05	$0.40	$0.08

Diluted-pro forma	$0.24	$0.03	$0.40	$0.05

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION, continued

During the quarter ended June 30, 2005, the Board of Directors of the Company approved the grant of restricted and performance shares to certain employees and non-employee directors. These grants were issued pursuant to the Company’s 1998 Executive Incentive Compensation Plan, as amended. The restricted shares granted to employees vest ratably at 25% per year over four years starting one year from the date of grant. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The Company recognized compensation expense of approximately $60,000 in the second quarter of 2005 related to these restricted and performance shares.

4.	EARNINGS PER SHARE

For the three and six months ended June 30, 2005 and 2004, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three months ended June 30, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.6 million options were excluded from the calculation for the three months ended June 30, 2005, as such securities were anti-dilutive.

For the six months ended June 30, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.7 million options were excluded from the calculation for the six months ended June 30, 2005, as such securities were anti-dilutive.

For the three months ended June 30, 2004, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.05 million options were excluded from the calculation for the three months ended June 30, 2004, as was the assumed conversion of 1.4 million shares of convertible debentures, as such securities were anti-dilutive.

For the six months ended June 30, 2004, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options and warrants. A total of 0.6 million options and warrants were excluded from the calculation for the three months ended June 30, 2004, as was the assumed conversion of 1.5 million shares of convertible debentures, as such securities were anti-dilutive.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Income (loss) from continuing operations (basic and diluted)	$9,278	$(13)	$15,255	$4,702

Weighted average shares outstanding (basic)	37,691	33,963	37,568	33,350
Options and warrants	611	—	693	1,273

Weighted average shares outstanding (diluted)	38,302	33,963	38,261	34,623

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS

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

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Operating revenue	$—	$1,714	$—	$2,738

Operating income	$—	$406	$—	$226

Income from discontinued operations	$—	$406	$—	$226
Income tax provision	—	154	—	86

Income from discontinued operations, net of tax	$—	$252	$—	$140

During the fourth quarter of 2004, the Company committed to a plan to dispose of the West Texas and Lubbock Railroad. The Company completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. During the six months ended June 30, 2005, the Company sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.

The results of operations for the West Texas and Lubbock Railroad were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Operating revenue	$—	$76	$—	$151

Operating income	$—	$675	$—	$699

Income from discontinued operations	$—	$675	$—	$699
Income tax provision	—	256	—	265

Income from discontinued operations, net of tax	$—	$419	$—	$434

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into by the Company during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received by the Company in December 2004, and also provided various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). The Company believes the ultimate impact of the representations and warranties will not have a material impact on the Company’s future results of operations. However, they could have a material impact on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS, continued

For the three and six months ended June 30, 2004, interest expense of $1.2 million and $2.5 million, respectively, was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations.” The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Operating revenue	$—	$38,997	$—	$78,241

Operating income	$—	$3,173	$—	$5,739

Income from discontinued operations	$—	$1,294	$—	$1,873
Income tax benefit	—	340	—	311

Income from discontinued operations, net of tax	$—	$954	$—	$1,562

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the six months ended June 30, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations during the three and six months ended June 30, 2004.

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

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011, require 1% annual principal amortization and bear interest at LIBOR plus 2.25%, or 5.31% as of June 30, 2005. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 2.00%. The interest rate for both the term loans and revolver increased in the second quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended March 31, 2005. The leverage ratio for the twelve months ended June 30, 2005 was 3.99 and thus the interest rate for the term loans and revolver will decrease by 0.25% in the third quarter. The Company also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of June 30, 2005, the Company had no borrowings outstanding under the revolving credit facility.

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

In addition, the amended and restated senior credit facility also contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of June 30, 2005 and anticipates being in compliance with its covenants for the next twelve months based on its current operating forecast. It is possible that the Company’s future operating results will differ from its current forecast. In addition, continuing compliance with these covenants will be a consideration in evaluating future acquisitions and dispositions.

On September 29, 2004, the Company repurchased approximately $125.7 million of its $130 million principal amount senior subordinated notes due August 15, 2010 through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of a majority of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which removed most of the restrictive covenants contained in the indenture, became effective on September 29, 2004. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the notes.

During the six months ended June 30, 2004, $9.6 million of the Company’s junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $12.2 million, which was converted prior to July 31, 2004, or repaid in August 2004.

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

Fuel costs represented 11% of total revenue during the three and six months ended June 30, 2005, respectively. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2005, we have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month from January 2005 through December 2005, at an average price of $1.45 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.2 million at June 30, 2005.

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2005.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004 through November 24, 2005. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.2 million at June 30, 2005.

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004 and expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net liability of $0.1 million at June 30, 2005.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.

On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $0.04 million at June 30, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	INCOME TAX PROVISION

The Company’s effective income tax rates for the three and six months ended June 30, 2005 and 2004 for continuing operations were 10% and 13% and 101% and 53%, respectively. The rate for the three and six months ended June 30, 2005 includes a federal tax benefit of approximately $1.7 million and $4.2 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to a change in Ohio tax law. The rate for the three and six months ended June 30, 2004 includes a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs.

In addition to the maintenance credit mentioned above, the American Jobs Creation Act of 2004 created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Amounts under consideration for application of the temporary dividend received deduction as a result of the repatriation provision range from $1 million to $5 million. Such repatriations would impact the income tax provision from a range of approximately $100,000 to $500,000. The Company expects to complete its evaluation of this matter in the near future.

10.	COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of June 30, 2005, accumulated other comprehensive income consisted of $1.8 million of unrealized gains related to hedging transactions and $22.8 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 (in thousands).

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income	$9,278	$1,612	$15,494	$2,887
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes	(1,246)	932	2,066	852
Change in cumulative translation adjustments	(2,510)	(19,556)	(2,082)	(21,375)

Total comprehensive income (loss)	$5,522	$(17,012)	$15,478	$(17,636)

11.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$29	$25	$58	$51
Interest cost	85	71	172	145
Expected return on plan assets	(76)	(59)	(152)	(120)
Amortization of net actuarial loss	11	11	23	22
Amortization of prior service costs	5	4	10	9

Net cost recognized	$54	$52	$111	$107

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	COMMITMENTS AND CONTINGENCIES

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

On February 7, 2005, the Surface Transportation Board, or STB, entered an Order setting the terms for sale by the Company’s subsidiary, Toledo, Peoria &Western Railway, or TPW, of the 76 mile La Harpe – Hollis Line in west central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate TPW. As a result, the Company has appealed the Order to the U.S. Circuit Court of Appeals for the 7th Circuit. Management is unable to predict the outcome of this appeal. As a result of the sale, the Company recorded a loss on sale of the Hollis Line of $0.8 million.

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company has concluded that the total costs to repair and reconstruct the tunnel have exceeded its insurance coverage and has recorded $2.2 million in expenses due to the fire, but does not believe it will have any further material impact on its financial position, results of operations or cash flows, as the tunnel was re-opened in April 2005.

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

The Company’s continuing operations were previously classified into two business segments: North American rail transportation and international rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, except for the income statement results of the Arizona Eastern Railway Company and West Texas and Lubbock Railroad due to their classification as discontinued operations. The international segment has been restated for the exclusion of the Chilean and Australian operations, due to their classification as discontinued operations.

Business segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

THREE MONTHS ENDED JUNE 30, 2005:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$110,816	$110,816	$—
Depreciation and amortization	$7,426	$7,426	$—
Operating income	$15,031	$15,031	$—
Income before income taxes	$10,277	$10,277	$—
Total assets	$1,020,031	$1,020,031	$—
THREE MONTHS ENDED JUNE 30, 2004:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$96,149	$96,149	$—
Depreciation and amortization	$6,884	$6,884	$—
Operating income	$10,671	$10,671	$—
Income before income taxes	$2,422	$2,422	$—
Total assets	$1,205,377	$969,267	$236,110
SIX MONTHS ENDED JUNE 30, 2005:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$220,873	$220,873	$—
Depreciation and amortization	$14,840	$14,840	$—
Operating income	$26,674	$26,674	$—
Income before income taxes	$17,478	$17,478	$—
Total assets	$1,020,031	$1,020,031	$—
SIX MONTHS ENDED JUNE 30, 2004:

		North American
		Railroads and	International
	Consolidated	Corporate	Railroads
Revenue	$192,092	$192,092	$—
Depreciation and amortization	$13,527	$13,527	$—
Operating income	$26,489	$26,489	$—
Income before income taxes	$10,036	$10,036	$—
Total assets	$1,205,377	$969,267	$236,110

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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
RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
June 30, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$(4)	$9,853	$134	$14,881	$—	$24,864
Accounts and notes receivable, net	(335)	321	53,191	10,184	—	63,361
Other current assets	64	440	9,303	1,979	—	11,786

Total current assets	(275)	10,614	62,628	27,044	—	100,011
Property, plant and equipment, net	—	998	718,622	163,042	—	882,662
Other assets	7,952	3,257	12,529	13,620	—	37,358
Investment in and advances to affiliates	171,193	380,293	62,672	22,648	(636,806)	—

Total assets	$178,870	$395,162	$856,451	$226,354	$(636,806)	$1,020,031

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,101	$—	$936	$367	$—	$4,404
Accounts payable	7,037	7,127	27,546	6,074	—	47,784
Accrued expenses	2,100	1,482	18,512	19,098	—	41,192

Total current liabilities	12,238	8,609	46,994	25,539	—	93,380
Long-term debt, less current maturities	307,030	—	11,966	36,294	—	355,290
Subordinated debt	4,049	—	—	—	—	4,049
Deferred income taxes	(13,213)	(18,010)	158,886	22,684	—	150,347
Other liabilities	263	3,129	6,392	5,747	—	15,531
Stockholders’ equity:
Common stock	—	38	—	—	—	38
Additional paid-in capital	758	324,446	498,824	83,393	(582,975)	324,446
Retained earnings	(132,730)	52,300	132,190	27,750	(27,210)	52,300
Accumulated other comprehensive income	475	24,650	1,199	24,947	(26,621)	24,650

Total stockholders’ equity	(131,497)	401,434	632,213	136,090	(636,806)	401,434

Total liabilities and stockholders’ equity	$178,870	$395,162	$856,451	$226,354	$(636,806)	$1,020,031

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$40	$89,699	$21,077	$—	$110,816

Operating expenses:
Transportation	—	—	53,481	12,841	—	66,322
Selling, general and administrative	33	1,158	18,201	2,332	—	21,724
Net gain on sale of assets	(9)	—	241	81	—	313
Depreciation and amortization	—	53	5,862	1,511	—	7,426

Total operating expenses	24	1,211	77,785	16,765	—	95,785

Operating income (loss)	(24)	(1,171)	11,914	4,312	—	15,031
Interest and other expense	(408)	3,426	(5,987)	(1,785)	—	(4,754)
Equity in earnings of subsidiaries	5,603	5,306	—	—	(10,909)	—

Income (loss) from continuing operations before income taxes	5,171	7,561	5,927	2,527	(10,909)	10,277
Provision (benefit) for income taxes	(135)	(1,717)	2,112	739	—	999

Income (loss) from continuing operations	5,306	9,278	3,815	1,788	(10,909)	9,278
Gain (loss) on sale of discontinued operations (net of tax)	—	—	—	—	—	—
Income from discontinued operations (net of tax)	—	—	—	—	—	—

Net income (loss)	$5,306	$9,278	$3,815	$1,788	$(10,909)	$9,278

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$66	$177,459	$43,348	$—	$220,873

Operating expenses:
Transportation	—	—	107,521	27,274	—	134,795
Selling, general and administrative	33	3,511	36,172	4,640	—	44,356
Net gain on sale of assets	(17)	—	152	73	—	208
Depreciation and amortization	—	106	11,682	3,052	—	14,840

Total operating expenses	16	3,617	155,527	35,039	—	194,199

Operating income (loss)	(16)	(3,551)	21,932	8,309	—	26,674
Interest and other expense	(493)	6,891	(12,049)	(3,545)	—	(9,196)
Equity in earnings of subsidiaries	9,064	8,705	—	—	(17,769)	—

Income (loss) from continuing operations before income taxes	8,555	12,045	9,883	4,764	(17,769)	17,478
Provision (benefit) for income taxes	(161)	(3,449)	3,771	2,062	—	2,223

Income (loss) from continuing operations	8,716	15,494	6,112	2,702	(17,769)	15,255
Gain (loss) on sale of discontinued operations (net of tax)	(11)	—	250	—	—	239
Income from discontinued operations (net of tax)	—	—	—	—	—	—

Net income (loss)	$8,705	$15,494	$6,362	$2,702 $	(17,769)	$15,494

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$8,705	$15,494	$6,362	$2,702	$(17,769)	$15,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	457	106	11,827	3,071	—	15,461
Equity in earnings of subsidiaries	(9,064)	(8,705)	—	—	17,769	—
Net gain on sale of assets	11	—	(117)	73	—	(33)
Deferred income taxes and other	(109)	(3,206)	3,771	378	—	834
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	(102)	—	2,911	(1,162)	—	1,647
Other current assets	48	165	2,661	963	—	3,837
Accounts payable	6,701	(348)	(21,640)	1,731	—	(13,556)
Accrued expenses	185	385	2,434	(3,907)	—	(903)
Other assets and liabilities	645	1	(970)	820	—	496

Net cash provided by operating activities	7,477	3,892	7,239	4,669	—	23,277

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(13)	(24,442)	(5,054)	—	(29,509)
Proceeds from sale of assets, net of cash on-hand	—	—	6,243	10	—	6,253
Deferred transaction costs and other	—	(19)	—	—	—	(19)

Net cash used in investing activities	—	(32)	(18,199)	(5,044)	—	(23,275)

Cash flows from financing activities:
Proceeds from issuance of long-tern debt	7,800	—	—	—	—	7,800
Principal payments on long-term debt	(10,668)	—	(448)	(339)	—	(11,455)
(Disbursements)/receipts on intercompany debt	(5,013)	(5,861)	11,390	(516)	—	—
Proceeds from exercise of stock options and warrants	—	4,220	—	—	—	4,220

Net cash provided by (used in) financing activities	(7,881)	(1,641)	10,942	(855)	—	565

Effect of exchange rates on cash	—	—	—	(34)	—	(34)

Net increase (decrease) in cash	(404)	2,219	(18)	(1,264)	—	533
Cash, beginning of period	400	7,634	152	16,145	—	24,331

Cash, end of period	$(4)	$9,853	$134	$14,881	$—	$24,864

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$400	$7,634	$152	$16,145	$—	$24,331
Accounts and notes receivable, net	—	276	53,923	9,215	—	63,414
Other current assets	110	605	11,396	2,824	—	14,935

Total current assets	510	8,515	65,471	28,184	—	102,680
Property, plant and equipment, net	—	1,090	711,862	162,931	—	875,883
Other assets	7,896	3,297	12,992	13,395	—	37,580
Investment in and advances to affiliates	267,523	369,973	(22,616)	(285)	(614,595)	—

Total assets	$275,929	$382,875	$767,709	$204,225	$(614,595)	$1,016,143

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,662	$—	$884	$551	$—	$6,097
Accounts payable	336	1,501	50,257	9,182	—	61,276
Accrued expenses	1,438	1,097	20,292	19,123	—	41,950

Total current liabilities	6,436	2,598	71,433	28,856	—	109,323
Long-term debt, less current maturities	308,338	—	12,466	36,449	—	357,253
Subordinated debt	4,028	—	—	—	—	4,028
Deferred income taxes	(8,323)	(3,650)	141,394	19,885	—	149,306
Other liabilities	525	3,001	6,637	5,144	—	15,307
Stockholders’ equity:
Common stock	—	37	638	—	(638)	37
Additional paid-in capital	758	319,417	497,424	74,545	(572,727)	319,417
Retained earnings	(35,986)	36,806	38,262	14,287	(16,563)	36,806
Accumulated other comprehensive income	153	24,666	(545)	25,059	(24,667)	24,666

Total stockholders’ equity	(35,075)	380,926	535,779	113,891	(614,595)	380,926

Total liabilities and stockholders’ equity	$275,929	$382,875	$767,709	$204,225	$(614,595)	$1,016,143

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$43	$77,786	$18,320	$—	$96,149

Operating expenses:
Transportation	—	—	41,588	10,930	—	52,518
Selling, general and administrative	—	8,624	16,312	2,061	—	26,997
Gain on sale of assets	—	—	(914)	(7)	—	(921)
Depreciation and amortization	—	61	5,616	1,207	—	6,884

Total operating expenses	—	8,685	62,602	14,191	—	85,478

Operating income (loss)	—	(8,642)	15,184	4,129	—	10,671
Interest and other expense	(1,446)	3,061	(8,087)	(1,777)	—	(8,249)
Equity in earnings of subsidiaries	6,933	5,978	—	—	(12,911)	—

Income (loss) from continuing operations before income taxes	5,487	397	7,097	2,352	(12,911)	2,422
Provision (benefit) for income taxes	(491)	(1,215)	2,973	1,168	—	2,435

Income (loss) from continuing operations	5,978	1,612	4,124	1,184	(12,911)	(13)
Loss on sale of discontinued operations (net of tax)	—	—	—	—	—	—
Income from discontinued operations (net of tax)	—	—	671	954	—	1,625

Net income (loss)	$5,978	$1,612	$4,795	$2,138	$(12,911)	$1,612

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenue	$—	$66	$153,973	$38,053	$—	$192,092

Operating expenses:
Transportation	—	—	81,516	22,543	—	104,059
Selling, general and administrative	—	11,649	33,315	4,352	—	49,316
Gain on sale of assets	—	—	(1,278)	(21)	—	(1,299)
Depreciation and amortization	—	124	11,090	2,313	—	13,527

Total operating expenses	—	11,773	124,643	29,187	—	165,603

Operating income (loss)	—	(11,707)	29,330	8,866	—	26,489
Interest and other expense	(2,698)	6,066	(16,186)	(3,635)	—	(16,453)
Equity in earnings of subsidiaries	8,024	6,243	—	—	(14,267)	—

Income (loss) from continuing operations before income taxes	5,326	602	13,144	5,231	(14,267)	10,036
Provision (benefit) for income taxes	(917)	(2,285)	5,816	2,720	—	5,334

Income (loss) from continuing operations	6,243	2,887	7,328	2,511	(14,267)	4,702
Loss on sale of discontinued operations (net of tax)	—	—	—	(3,951)	—	(3,951)
Income from discontinued operations (net of tax)	—	—	574	1,562	—	2,136

Net income (loss)	$6,243	$2,887	$7,902	$122	$(14,267)	$2,887

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	GUARANTOR FINANCIAL STATEMENT INFORMATION, continued
RAILAMERICA, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004

				Non
		Company	Guarantor	Guarantor
	Issuer	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,243	$2,887	$7,902	$122	$(14,267)	$2,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,028	468	11,356	10,439	—	24,291
Equity in earnings of subsidiaries	(8,024)	(6,243)	—	—	14,267	—
Gain on sale of assets	—	—	(1,936)	(18)	—	(1,954)
Non-cash CEO retirement costs	—	3,600	—	—	—	3,600
Deferred income taxes and other	(917)	(2,098)	6,168	7,121	—	10,274
Changes in operating assets and liabilities, net of acquisitions and dispositions
Accounts receivable	—	89	582	(5,539)	—	(4,868)
Other current assets	(80)	371	(2,638)	958	—	(1,389)
Accounts payable	179	39	(81)	(6,703)	—	(6,566)
Accrued expenses	15	(708)	(743)	3,322	—	1,886
Other assets and liabilities	14	500	(488)	2,693	—	2,719

Net cash provided by (used in) operating activities	(542)	(1,095)	20,122	12,395	—	30,880

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(7)	(22,869)	(19,011)	—	(41,887)
Proceeds from sale of properties	—	—	3,884	8,971	—	12,855
Acquisitions, net of cash acquired	—	—	(24,645)	—	—	(24,645)
Deferred acquisition costs and other	—	(462)	—	(2,140)	—	(2,602)

Net cash used in investing activities	—	(469)	(43,630)	(12,180)	—	(56,279)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	66,900	—	—	11,356		78,256
Principal payments on long-term debt	(63,076)	—	9,198	(23,880)	—	(77,758)
(Disbursements)/receipts on intercompany debt	(5,698)	(16,093)	14,352	7,439	—	—
Proceeds from exercise of stock options and warrants	—	19,590	—	—	—	19,590
Other	—	—	(26)	—	—	(26)

Net cash provided by (used in) financing activities	(1,874)	3,497	23,524	(5,085)	—	20,062

Effect of exchange rates on cash	—	—	—	(316)	—	(316)

Net increase (decrease) in cash	(2,416)	1,933	16	(5,186)	—	(5,653)
Cash, beginning of period	2,750	219	140	10,605	—	13,714

Cash, end of period	$334	$2,152	$156	$5,419	$—	$8,061

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are a leading short line and regional rail service provider in North America. We own, lease or operate a diversified portfolio of 43 railroads with approximately 8,800 miles of track located in the United States and Canada. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
     We pursue growth by increasing our carloads by continuing our selective acquisition program of seeking railroads which we believe will provide operating efficiencies, strategic advantages and/or profit improvement opportunities.
     Carload Growth and Acquisitions
     Total carloads increased by 8.7%, including 3.2% on a “same railroad” basis, during the second quarter of 2005 compared to the second quarter of 2004, with the average rate per carload increasing from $288 to $306. Total carloads increased by 9.3%, including 3.9% on a “same railroad” basis, during the first half of 2005 compared to the first half of 2004, with the average rate per carload increasing from $287 to $303. “Same railroad” totals exclude carloads associated with railroads sold or acquired by us after January 1, 2004.
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
     Commodity Mix
     Each of our 43 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three and six months ended June 30, 2005, bridge traffic accounted for 15% and 16%, respectively, coal accounted for 11% and lumber and forest products accounted for 11% of our carloads. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 16%, chemicals generated 12% and agricultural and farm products generated 9% of our freight revenue for the three and six months ended June 30, 2005. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 6% of our freight revenue during the three and six months ended June 30, 2005.
     Divestitures
     In 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, and Freight Australia, our Australian railroad. The proceeds from these two sales were used to pay down our long term debt and buy back a majority of our senior subordinated notes. At June 30, 2005, our net debt to total capitalization was 45.8%.
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
     In conjunction with the sale of Freight Australia, on September 29, 2004, we completed the purchase of $125.7 million of our $130 million principal amount of senior subordinated notes due 2010. At the same time, we amended and restated our credit agreement to extend the maturity by two years, reduce the margin rate by 0.5%, borrow $350 million in term loans and increase the availability of the U.S. dollar denominated revolving loans by $10 million.
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
     Property, plant and equipment comprised 87% of our total assets as of June 30, 2005. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
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
     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004.
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended June 30,
	2005		2004

Operating revenue	$110,816	100.0%	$96,149	100.0%

Operating expenses:
Maintenance of way	13,634	12.3%	10,999	11.4%
Maintenance of equipment	4,288	3.9%	3,491	3.6%
Transportation	35,952	32.4%	28,669	29.8%
Equipment rental	12,448	11.2%	9,359	9.7%
Selling, general and administrative	21,724	19.6%	26,997	28.1%
Net (gain) loss on sale of assets	313	0.3%	(921)	-0.9%
Depreciation and amortization	7,426	6.7%	6,884	7.2%

Total operating expenses	95,785	86.4%	85,478	88.9%

Operating income	$15,031	13.6%	$10,671	11.1%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2005		2004

Operating revenue	$110,816	100.0%	$96,149	100.0%

Operating expenses:
Labor and benefits	34,651	31.3%	37,347	38.8%
Equipment rents	13,192	11.9%	9,729	10.1%
Purchased services	8,262	7.5%	6,720	7.0%
Diesel fuel	11,979	10.8%	8,370	8.7%
Casualties and insurance	4,645	4.2%	5,092	5.3%
Materials	2,807	2.5%	2,234	2.3%
Joint facilities	3,192	2.9%	2,869	3.0%
Other expenses	9,318	8.4%	7,154	7.4%
Net (gain) loss on sale of assets	313	0.3%	(921)	-0.9%
Depreciation and amortization	7,426	6.7%	6,884	7.2%

Total operating expenses	95,785	86.4%	85,478	88.9%

Operating income	$15,031	13.6%	$10,671	11.1%

     OPERATING REVENUE. Operating revenue increased by $14.7 million, or 15%, to $110.8 million in the second quarter of 2005, from $96.1 million in the second quarter of 2004. Total carloads increased to 327,070 in 2005, from 300,847 in 2004. Excluding revenue of $5.0 million in 2005 for the acquired railroads, the Chicago, Fort Wayne & Eastern Railroad and the Midland Subdivision, operating revenue increased $9.6 million, or 10%, while carloads increased by 9,732, or 3%. This increase in “same railroad” revenue is primarily due to the increase in carloads, higher fuel surcharges, an increase in rates and a strengthening of the Canadian dollar compared to the U.S. Dollar.
     The increase in the average rate per carload to $306 in the three months ended June 30, 2005, from $288 in the same period in 2004 was primarily due to rate increases, including the fuel surcharge and the improvement in the Canadian dollar.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended June 30, 2005 and 2004:

(dollars in thousands,	For the three months ended			For the three months ended
except average rate per carload)	June 30, 2005			June 30, 2004
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$16,155	36,072	$448	$13,797	34,051	$405
Chemicals	11,911	29,060	410	10,142	26,196	387
Metal	9,893	25,900	382	8,233	22,285	369
Paper Products	9,502	26,889	353	8,182	26,275	311
Agricultural & Farm Products	9,020	28,505	316	7,973	25,205	316
Coal	8,158	36,335	225	7,245	38,081	190
Food Products	7,130	21,408	333	5,810	17,544	331
Railroad Equipment/Bridge Traffic	6,096	50,181	121	5,660	44,397	127
Minerals	5,949	15,327	388	4,846	13,346	363
Petroleum Products	5,483	14,193	386	4,302	11,973	359
Metallic/Non-metallic Ores	5,070	18,072	281	5,474	16,484	332
Other	3,278	11,045	297	2,223	9,032	246
Autos	1,547	5,946	260	1,744	7,772	224
Intermodal	918	8,137	113	886	8,206	108

Total	$100,110	327,070	$306	$86,518	300,847	$288

     Lumber and forest product revenue was $16.2 million in the quarter ended June 30, 2005, compared to $13.8 million in the quarter ended June 30, 2004, an increase of $2.4 million or 17%. This increase was primarily due to increased moves in Oregon and California as a result of a strong demand for lumber and the re-opening of a tunnel on one of our West Coast railroads which had been out of service for over one year.

     Chemical revenue was $11.9 million in the quarter ended June 30, 2005, compared to $10.1 million in the quarter ended June 30, 2004, an increase of $1.8 million or 17%. This increase was primarily due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad.
     Metals revenue was $9.9 million in the quarter ended June 30, 2005, compared to $8.2 million in the quarter ended June 30, 2004, an increase of $1.7 million or 20%. This increase was due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased pig iron shipments in the Midwest.
     Paper products revenue was $9.5 million in the quarter ended June 30, 2005, compared to $8.2 million in the quarter ended June 30, 2004, an increase of $1.3 million or 16%. This increase was the result of increased business with existing and new customers in Alabama as well as the acquisition of the Chicago, Fort Wayne & Eastern Railroad.
     Agricultural and farm products revenue was $9.0 million in the quarter ended June 30, 2005, compared to $8.0 million in the quarter ended June 30, 2004, an increase of $1.0 million or 13%. This increase was primarily due to the acquisitions of the Chicago, Fort Wayne & Eastern Railroad and Midland Subdivision, partially offset by a poor summer 2004 wheat harvest in Colorado and Kansas as a result of a drought in the region.
     Coal revenue was $8.2 million in the quarter ended June 30, 2005, compared to $7.2 million in the quarter ended June 30, 2004, an increase of $1.0 million or 13%. This increase was a result of an increase in market share from trucks in Indiana, partially offset by a decrease of traffic out of the Powder River Basin.
     Food products revenue was $7.1 million in the quarter ended June 30, 2005, compared to $5.8 million in the quarter ended June 30, 2004, an increase of $1.3 million or 23%. This increase was due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased exports of soybean meal to Asia.
     Railroad equipment and bridge traffic revenue was $6.1 million in the quarter ended June 30, 2005, compared to $5.7 million in the quarter ended June 30, 2004, an increase of $0.4 million or 8%. This increase was primarily due to additional haulage in Canada.
     Minerals revenue was $5.9 million in the quarter ended June 30, 2005, compared to $4.8 million in the quarter ended June 30, 2004, an increase of $1.1 million or 23%. This increase was primarily due to increased business in Texas as a result of a strong demand for construction materials.
     Petroleum products revenue was $5.5 million in the quarter ended June 30, 2005, compared to $4.3 million in the quarter ended June 30, 2004, an increase of $1.2 million or 27%. This increase was due to increased demand for fuel oil in Canada and increased carloads at one of our West Coast railroads as a result of increased oil and refinery production.
     Metallic and non-metallic ores revenue was $5.1 million in the quarter ended June 30, 2005, compared to $5.5 million in the quarter ended June 30, 2004, a decrease of $0.4 million or 7%.
     Other revenue was $3.3 million in the quarter ended June 30, 2005, compared to $2.2 million in the quarter ended June 30, 2004, an increase of $1.1 million or 47%. This increase was due to an increase in construction and debris haulage in New England.
     Autos revenue was $1.5 million in the quarter ended June 30, 2005, compared to $1.7 million in the quarter ended June 30, 2004, a decrease of $0.2 million or 11%. This decrease was due to reduced motor vehicle shipments in Ohio.
     Intermodal revenue was relatively flat at $0.9 million in the quarter ended June 30, 2005, compared to $0.9 million in the quarter ended June 30, 2004.
     OPERATING EXPENSES. Operating expenses increased to $95.8 million in the three months ended June 30, 2005, from $85.5 million in the second quarter of 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 86.4% in 2005 compared to 88.9% in 2004. The decrease in the operating ratio is primarily due to $6.7 million of charges in the second quarter of 2004 related to the retirement of the former CEO, partially offset by higher fuel and equipment rents in 2005, as well as higher short-term costs associated with the recently acquired Midland Subdivision.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $2.6 million, or 24%, to $13.6 million in 2005 from $11.0 million in 2004 primarily due to the acquisitions in 2004 of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way increased to 12.3% in 2005 from 11.4% in 2004, primarily due to the short term integration costs associated with the 2004 acquisitions, partially offset by a decrease in casualty costs. The decrease in casualty costs is due to a reduction in the number of FRA reportable train incidents and FRA reportable personal injuries in the second quarter of 2005 compared to

2004. During the second quarter of 2005 we experienced 17 FRA reportable incidents compared to 30 in the second quarter of 2004. Our injury frequency ratio in the second quarter of 2005 was 1.30 compared to 3.13 in the second quarter of 2004.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $0.8 million, or 23%, to $4.3 million in 2005 from $3.5 million in 2004 primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004, increased system car repairs and an increase in locomotive repairs. Maintenance of equipment increased as a percentage of revenue to 3.9% in the first quarter of 2005, from 3.6% in the second quarter of 2004, due to an increase in non-rebillable car repairs.
     TRANSPORTATION. Transportation expense increased $7.3 million, or 25%, to $36.0 million in the second quarter of 2005 from $28.7 million in the second quarter of 2004 due to the increase in carloads for both “same railroad” and acquisitions, as well as higher fuel prices. As a percentage of revenue, transportation expense increased to 32.4% in 2005, from 29.8% in 2004. This increase is primarily due to higher fuel costs, which accounted for a 2.1 percentage point increase, higher labor costs, which accounted for a 0.5 percentage point increase and higher costs associated with the recently acquired Midland Subdivision. Fuel costs were $1.68 per gallon in 2005 compared to $1.27 per gallon in 2004, resulting in a $2.9 million increase in fuel expense in the second quarter of 2005.
     EQUIPMENT RENTAL. Equipment rental increased $3.0 million, or 33%, to $12.4 million in the second quarter of 2005 from $9.4 million in the second quarter of 2004. The increase is primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.2% in 2005 from 9.7% in 2004.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased $5.3 million to $21.7 million in the second quarter of 2005 from $27.0 million in the second quarter of 2004 primarily due to the $6.7 million of retirement costs for the former CEO, partially offset by additional costs associated with the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004. As a percentage of revenue, selling, general and administrative expense decreased to 19.6% in 2005, from 28.1% in 2004, due to the above mentioned retirement costs incurred in 2004 and an increase in revenue in 2005 while the absolute amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.
     ASSET SALES. Asset sales resulted in a net loss of $0.3 million in the second quarter of 2005 and a net gain of $0.9 million in the second quarter of 2004.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 6.7% in the second quarter of 2005, from 7.2% in the second quarter of 2004.
     INTEREST AND OTHER EXPENSE. Interest and other expense decreased $3.4 million to $4.8 million for the three months ended June 30, 2005, from $8.2 million in 2004. This decrease is primarily due to the repurchase of our senior subordinated notes and amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $1.2 million for the quarter ended June 30, 2004, was allocated to discontinued operations.

     INCOME TAXES. Our effective income tax rates in the second quarters of 2005 and 2004 for continuing operations were 10% and 101%, respectively. The rate for the second quarter of 2005 includes a federal tax benefit of approximately $2.5 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to changes in the Ohio tax laws. The rate for the second quarter of 2004 includes a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs.
     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the quarter ended June 30, 2004, the Arizona Eastern Railway Company contributed income of $0.3 million to the income from discontinued operations.
     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the quarter ended June 30, 2004, the West Texas and Lubbock Railroad contributed income of $0.4 million to the income from discontinued operations.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provided various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. For the quarter ended June 30, 2004, Freight Australia contributed income of $0.9 million to the income from discontinued operations.
     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the loss on sale of Ferronor in discontinued operations for the periods presented. During the quarter ended June 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations for the quarter ended June 30, 2004.
     COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the six months ended June 30,
	2005		2004

Operating revenue	$220,873	100.0%	$192,092	100.0%

Operating expenses:
Maintenance of way	28,859	13.1%	21,808	11.4%
Maintenance of equipment	8,288	3.7%	7,009	3.6%
Transportation	72,290	32.7%	56,543	29.4%
Equipment rental	25,358	11.5%	18,699	9.7%
Selling, general and administrative	44,356	20.1%	49,316	25.7%
Net (gain) loss on sale of assets	208	0.1%	(1,299)	-0.7%
Depreciation and amortization	14,840	6.7%	13,527	7.1%

Total operating expenses	194,199	87.9%	165,603	86.2%

Operating income	$26,674	12.1%	$26,489	13.8%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2005		2004

Operating revenue	$220,873	100.0%	$192,092	100.0%

Operating expenses:
Labor and benefits	70,399	31.9%	69,801	36.3%
Equipment rents	26,707	12.1%	19,474	10.1%
Purchased services	15,978	7.2%	13,050	6.8%
Diesel fuel	24,654	11.2%	17,080	8.9%
Casualties and insurance	10,857	4.9%	8,873	4.6%
Materials	5,586	2.5%	4,392	2.3%
Joint facilities	6,381	2.9%	5,656	3.0%
Other expenses	18,589	8.4%	15,049	7.8%
Net (gain) loss on sale of assets	208	0.1%	(1,299)	-0.7%
Depreciation and amortization	14,840	6.7%	13,527	7.1%

Total operating expenses	194,199	87.9%	165,603	86.2%

Operating income	$26,674	12.1%	$26,489	13.8%

     OPERATING REVENUE. Operating revenue increased by $28.8 million, or 15%, to $220.9 million in the first six months of 2005, from $192.1 million in the first six months of 2004. Total carloads increased to 656,948 in 2005, from 601,035 in 2004. Excluding revenue of $10.5 million in 2005 for the acquired railroads, the Central Michigan Railway, the Chicago, Fort Wayne & Eastern Railroad and the Midland Subdivision, operating revenue increased $18.3 million, or 10%, while carloads increased by 23,384, or 4%. This increase in “same railroad” revenue is primarily due to the increase in carloads, higher fuel surcharges, an increase in rates and a strengthening of the Canadian dollar compared to the U.S. Dollar.
     The increase in the average rate per carload to $303 in the six months ended June 30, 2005, from $287 in 2004 was primarily due to rate growth, including the fuel surcharge and the improvement in the Canadian dollar.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the six months ended June 30, 2005 and 2004:

(dollars in thousands,	For the six months ended			For the six months ended
except average rate per carload)	June 30, 2005			June 30, 2004
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$30,997	69,470	$446	$26,296	64,515	$408
Chemicals	24,296	59,599	408	20,044	51,448	390
Agricultural & Farm Products	18,749	59,027	318	16,738	51,669	324
Paper Products	18,725	53,492	350	16,117	51,185	315
Metal	18,483	49,486	373	16,237	45,851	354
Coal	16,190	74,447	217	13,961	73,314	190
Food Products	14,575	44,282	329	11,908	35,921	332
Railroad Equipment/Bridge Traffic	12,743	105,805	120	11,879	94,841	125
Petroleum Products	12,733	29,607	430	10,061	25,560	394
Minerals	10,995	28,986	379	9,170	25,472	360
Metallic/Non-metallic Ores	9,640	32,870	293	9,952	31,437	317
Other	5,971	19,551	305	4,513	17,221	262
Autos	3,074	12,690	242	3,640	15,838	230
Intermodal	1,963	17,636	111	1,782	16,763	106

Total	$199,134	656,948	$303	$172,299	601,035	$287

     Lumber and forest product revenue was $31.0 million in the six months ended June 30, 2005, compared to $26.3 million in the six months ended June 30, 2004, an increase of $4.7 million or 18%. This increase was primarily due to increased moves in Oregon and California as a result of a strong demand for lumber and the re-opening of a tunnel on one of our West Coast railroads which had been out of service for over one year.

     Chemical revenue was $24.3 million in the six months ended June 30, 2005, compared to $20.0 million in the six months ended June 30, 2004, an increase of $4.3 million or 21%. This increase was primarily due to the acquisitions of the Chicago, Fort Wayne & Eastern Railroad and Central Michigan Railway.
     Agricultural and farm products revenue was $18.7 million in the six months ended June 30, 2005, compared to $16.7 million in the six months ended June 30, 2004, an increase of $2.0 million or 12%. This increase was primarily due to a strong grain demand in the southeast and the acquisitions of the Chicago, Fort Wayne & Eastern Railroad and the Midland Subdivision, partially offset by a poor summer 2004 wheat harvest in Colorado and Kansas as a result of a drought in the region.
     Paper products revenue was $18.7 million in the six months ended June 30, 2005, compared to $16.1 million in the six months ended June 30, 2004, an increase of $2.6 million or 16%. This increase was the result of increased business with existing and new customers in Alabama as well as the acquisition of the Chicago, Fort Wayne & Eastern Railroad.
     Metal revenue was $18.5 million in the six months ended June 30, 2005, compared to $16.2 million in the six months ended June 30, 2004, an increase of $2.3 million or 14%. This increase was due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad, increased business with an existing customer in southern Ontario and increased pig iron shipments in the Midwest, partially offset by a decrease in business in North Carolina as a result of production problems and loss of a customer in California.
     Coal revenue was $16.2 million in the six months ended June 30, 2005, compared to $14.0 million in the six months ended June 30, 2004, an increase of $2.2 million or 16%. This increase was a result of an increase in market share from trucks in Indiana, a strong demand for coal out of Missouri and Arkansas and increased business with existing customers in Oklahoma, partially offset by a decrease in traffic out of the Powder River Basin.
     Food products revenue was $14.6 million in the six months ended June 30, 2005, compared to $11.9 million in the six months ended June 30, 2004, an increase of $2.7 million or 22%. This increase was due to the acquisition of the Chicago, Fort Wayne & Eastern Railroad and increased exports of soybean meal to Asia.
     Railroad equipment and bridge traffic revenue was $12.7 million in the six months ended June 30, 2005, compared to $11.9 million in the six months ended June 30, 2004, an increase of $0.8 million or 7%. This increase was primarily due to additional haulage by Class I carriers in Canada.
     Petroleum products revenue was $12.7 million in the six months ended June 30, 2005, compared to $10.1 million in the six months ended June 30, 2004, an increase of $2.6 million or 27%. This increase was due to increased demand for fuel oil in Canada and increased carloads at one of our West Coast railroads as a result of increased oil and refinery production.
     Minerals revenue was $11.0 million in the six months ended June 30, 2005, compared to $9.2 million in the six months ended June 30, 2004, an increase of $1.8 million or 20%. This increase was primarily due to increased business in Texas with new and existing customers as a result of increased demand for construction materials.
     Metallic and non-metallic ores revenue was $9.6 million in the six months ended June 30, 2005, compared to $10.0 million in the six months ended June 30, 2004, a decrease of $0.4 million or 3%.
     Other revenue was $6.0 million in the six months ended June 30, 2005, compared to $4.5 million in the six months ended June 30, 2004, an increase of $1.5 million or 32%. This increase was primarily due to an increase in construction and debris haulage in New England.
     Autos revenue was $3.1 million in the six months ended June 30, 2005, compared to $3.6 million in the six months ended June 30, 2004, a decrease of $0.5 million or 16%. This decrease was due to reduced motor vehicle shipments in Ohio.
     Intermodal revenue was relatively flat at $2.0 million in the six months ended June 30, 2005, compared to $1.8 million in the six months ended June 30, 2004.
     OPERATING EXPENSES. Operating expenses increased to $194.2 million in the six months ended June 30, 2005, from $165.6 million in the six months ended June 30, 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 87.9% in 2005 compared to 86.2% in 2004. The increase in the operating ratio is primarily due to higher fuel and casualty costs in 2005, as well as higher short-term costs associated with the recently acquired Midland Subdivision, partially offset by $6.7 million of charges in the second quarter of 2004 related to the retirement of the former CEO.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $7.1 million, or 32%, to $28.9 million in the six months ended June 30, 2005 from $21.8 million in the six months ended June 30, 2004 primarily due to higher casualty costs in 2005, as well as the acquisitions in 2004 of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way increased to 13.1% in 2005 from 11.4% in 2004, primarily due to higher casualty costs. The increase in casualty costs is due to greater cost per incident in 2005 compared to 2004. During the first six months of 2005 we experienced 57 FRA reportable incidents compared to 59 in the first six months of 2004. Our injury frequency ratio in the first six months of 2005 was 2.33 compared to 2.81 in the first six months of 2004.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $1.3 million, or 18%, to $8.3 million in the six months ended June 30, 2005 from $7.0 million in the six months ended June 30, 2004, primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004. Maintenance of equipment increased as a percentage of revenue to 3.7% in the first six months of 2005, from 3.6% in the first six months of 2004.
     TRANSPORTATION. Transportation expense increased $15.8 million, or 28%, to $72.3 million in the six months ended June 30, 2005 from $56.5 million in the six months ended June 30, 2004 due to the increase in carloads for both “same railroad” and acquisitions, as well as higher fuel prices. As a percentage of revenue, transportation expense increased to 32.7% in 2005, from 29.4% in 2004. This increase is primarily due to higher fuel costs, which accounted for a 2.3 percentage point increase, higher labor costs, which accounted for a 0.7 percentage point increase and higher costs associated with the recently acquired Midland Subdivision. Fuel costs were $1.64 per gallon in 2005 compared to $1.22 per gallon in 2004, resulting in a $6.1 million increase in fuel expense in the first six months of 2005.
     EQUIPMENT RENTAL. Equipment rental increased $6.7 million, or 36%, to $25.4 million in the six months ended June 30, 2005 from $18.7 million in the six months ended June 30, 2004. The increase is primarily due to the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.5% in 2005 from 9.7% in 2004.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased $4.9 million to $44.4 million in the six months ended June 30, 2005 from $49.3 million in the six months ended June 30, 2004, primarily due to the former CEO retirement costs incurred during the second quarter of 2004, partially offset by an increase in costs associated with the acquisitions of the Midland Subdivision and the Chicago, Fort Wayne & Eastern Railroad in 2004 and an increase in health insurance costs in 2005. As a percentage of revenue, selling, general and administrative expense decreased to 20.1% in 2005, from 25.7% in 2004, due to the retirement costs mentioned above and an increase in revenue while the absolute amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.
     ASSET SALES. Assets sales resulted in a net loss of $0.2 million in the six months ended June 30, 2005 and a net gain of $1.3 million for the six months ended June 30, 2004.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 6.7% in the six months ended June 30, 2005, from 7.1% in the six months ended June 30, 2004.
     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $7.3 million to $9.2 million for the six months ended June 30, 2005, from $16.5 million in the same period in 2004. This decrease is primarily due to the repurchase of our senior subordinated notes and amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $2.5 million for the six months ended June 30, 2004, was allocated to discontinued operations.

     INCOME TAXES. Our effective income tax rates in the six months ended June 30, 2005 and 2004 for continuing operations were 13% and 53%, respectively. The rate for the first six months of 2005 includes a federal tax benefit of approximately $4.2 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to changes in the Ohio tax laws. The rate for the first six months of 2004 includes a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs.
     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the six months ended June 30, 2004, the Arizona Eastern Railway Company contributed income of $0.1 million to the income from discontinued operations.
     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the six months ended June 30, 2004, the West Texas and Lubbock Railroad contributed income of $0.4 million to the income from discontinued operations. During the six months ended June 30, 2005, we sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provided various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. For the six months ended June 30, 2004, Freight Australia contributed income of $1.6 million to the income from discontinued operations.
     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the loss on sale of Ferronor in discontinued operations for the periods presented. During the quarter ended June 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations for the six months ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $23.3 million, less capital expenditures of $29.5 million, resulted in a net outflow of $6.2 million for the six months ended June 30, 2005, compared to a net outflow of $11.0 million for the six months ended June 30, 2004. The decrease in net cash outflow is primarily due to capital expenditures incurred for Freight Australia during the first six months of 2004. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
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
     One of our strategic goals has been to reduce our net debt (defined as total debt less cash and cash equivalents) to 50% of total capitalization (defined as net debt plus stockholders’ equity). As of June 30, 2005, our net debt is 45.8% of total capitalization. We expect it to continue to fluctuate between 45% and 55%.
Operating Activities
     Cash provided by operating activities was $23.3 million for the six months ended June 30, 2005, compared to $30.9 million for the six months ended June 30, 2004. The decrease in cash flows from operating activities is primarily due to a decrease in depreciation and amortization costs of $8.8 million and a decrease in deferred taxes and other of $9.4 million from 2004, while net income increased by $12.6 million. These decreases are primarily due to additional depreciation and amortization costs associated with Australia operations in 2004 and deferred taxes associated with the sale of Ferronor in 2004. Total cash provided by operating activities for the six months ended

June 30, 2005, consists of net income of $15.5 million, $15.5 million in depreciation and amortization, $0.8 million in deferred income taxes and other, offset by $8.5 million of net decreases in working capital accounts. Total cash provided by operating activities for the six months ended June 30, 2004 consists of $2.9 million of net income, $24.3 million of depreciation and amortization, $10.3 million in deferred taxes and other and an add-back of $3.6 million for the non-cash portion of the charge for the former CEO’s retirement, partially offset by $8.2 million of net decreases in working capital accounts and $2.0 million in asset sale gains.
Investing Activities
     Cash used in investing activities was $23.3 million for the six months ended June 30, 2005, compared to $56.3 million in the six months ended June 30, 2004. The decrease is primarily due to the payment of $24.6 million for acquisitions in the first quarter of 2004 and the inclusion of $13.5 million of capital expenditures related to Australia during 2004. Capital expenditures in North America were $29.5 million in the six months ended June 30, 2005, compared to $28.4 million in the six months ended June 30, 2004. Asset sale proceeds were $6.3 million for the six months ended June 30, 2005 due to the receipt of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in February 2005, compared to $12.9 million in 2004, primarily due to the sale of Ferronor in February 2004.
Financing Activities
     Cash provided by financing activities was $0.6 million for the six months ended June 30, 2005 compared to $20.1 million in the six months ended June 30, 2004. The decrease of $19.5 million was primarily due to cash proceeds from the exercise of options and warrants in the first six months of 2004, partially offset by an increase in principal payments on long-term debt of $4.2 million in the first six months of 2005.
     As of June 30, 2005, we had working capital of $6.6 million, including cash on hand of $24.9 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $6.6 million, cash on hand of $24.3 million and $100.0 million of availability under our revolving credit facility at December 31, 2004. The working capital improvement at June 30, 2005, compared to December 31, 2004, is primarily due to a reduction of current payables. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. We also may incur additional indebtedness under the credit facility consisting of up to $100 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of June 30, 2005, we had no balance outstanding under the revolving credit facility.
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

(b)	the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at June 30, 2005, or

•	the reserve-adjusted LIBO rate plus a specified margin determined based on our leverage ratio, which margin was 2.25% for term loans and 2.00% for revolving loans at June 30, 2005.

     The interest rate for both the term loans and revolvers increased in the second quarter of 2005 by 0.25% due to our leverage ratio exceeding 4.0 for the last twelve months ended March 31, 2005. The leverage ratio was 3.99 for the last twelve months ended June 30, 2005 and the additional 0.25% will be eliminated in the third quarter of 2005.
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
     In addition, the amended and restated senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of June 30, 2005, and anticipate being in compliance with our covenants for the next twelve months based on our current operating forecast. It is possible that our future operating results will differ from our current forecast. In addition, continuing compliance with these covenants will be a consideration in evaluating future acquisitions and dispositions.
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
     On September 29, 2004, we repurchased approximately $125.7 million of our $130 million principal amount 12-7/8% senior subordinated notes due August 15, 2010, through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of most of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which remove most of the restrictive covenants contained in the indenture, became effective on September 29, 2004, upon our acceptance for purchase of the tendered notes, and is binding upon the holders of the notes that were not tendered in the tender offer. We used proceeds from the sale of our Australian subsidiary and from the amended and restated senior credit facility to fund the purchase of the notes. It is our intent to call the remaining notes on August 15, 2005, at which time the call price will be $1.064375 per $1.00 principal amount of the notes.
     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2005.
     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.2 million at June 30, 2005.

     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net liability of $0.1 million at June 30, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $0.04 million at June 30, 2005.

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
     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.3 million at June 30, 2005.
     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.2 million at June 30, 2005.
     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net liability of $0.1 million at June 30, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at June 30, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $0.04 million at June 30, 2005.
     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 11% of total revenue during the three and six months ended June 30, 2005. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month (approximately 30% of consumption) from January 2005 through December 2005, at an average price of $1.45 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.2 million at June 30, 2005.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2005, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2005 annual meeting on May 26, 2005 at which Charles Swinburn, Donald D. Redfearn and Ferd. C. Meyer, Jr. were re-elected to our board of directors. The stockholders also voted upon a proposal to approve and adopt the RailAmerica, Inc. 2005 Employee Stock Purchase Plan (“2005 ESPP”) and the RailAmerica, Inc. Second Amendment to the 1998 Executive Incentive Compensation Plan (“2nd Amendment to 1998 Plan”). At the meeting the votes were cast as follows:

	In Favor	Against	Abstain	Broker Non-Votes
Re-election of Charles Swinburn	30,464,231	—	3,357,670	—
Re-election of Donald D. Redfearn	30,450,068	—	3,371,833	—
Re-election of Ferd. C. Meyer, Jr.	30,022,590	—	3,799,311	—
Approval of 2005 ESPP	28,969,482	1,349,993	47,860	—
Approval of 2nd Amendment to 1998 Plan	29,410,836	4,343,479	67,585	—

ITEM 6.	EXHIBITS
     Exhibits

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended. (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated. (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.
Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     RAILAMERICA, INC.

Date: August 9, 2005	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)