Form 10-Q
period 2005-09-30
RAILAMERICA INC /DE
filed 2005-11-09
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______
Commission file number 001-32579

RAILAMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0328006
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487
(Address of principal executive offices) (Zip code)
(561) 994-6015
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, par value $.001 — 38,568,313 shares as of November 7, 2005

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$13,728	$24,331
Accounts and notes receivable, net	78,893	63,414
Other current assets	15,127	14,935

Total current assets	107,748	102,680
Property, plant and equipment, net	912,124	875,883
Other assets	111,935	37,580

Total assets	$1,131,807	$1,016,143

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,153	$6,097
Accounts payable	61,022	61,276
Accrued expenses	45,082	41,950

Total current liabilities	111,257	109,323
Long-term debt, less current maturities	431,388	357,253
Subordinated debt	—	4,028
Deferred income taxes	149,973	149,306
Other liabilities	15,879	15,307

Total liabilities	708,497	635,217

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,459,168 shares and 37,389,660 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital and other	328,359	319,417
Retained earnings	59,974	36,806
Accumulated other comprehensive income	34,939	24,666

Total stockholders’ equity	423,310	380,926

Total liabilities and stockholders’ equity	$1,131,807	$1,016,143

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2005 and 2004
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenue	$112,528	$99,968	$333,401	$292,060

Operating expenses:
Transportation	71,466	57,648	206,261	161,707
Selling, general and administrative	21,106	19,307	65,462	68,623
Net gain on sale of assets	(995)	(507)	(787)	(1,806)
Impairment of E&N Railway	—	12,569	—	12,569
Depreciation and amortization	7,696	7,515	22,536	21,042

Total operating expenses	99,273	96,532	293,472	262,135

Operating income	13,255	3,436	39,929	29,925
Interest and other expense	(4,921)	(7,999)	(14,117)	(24,452)
Financing costs	(619)	(39,549)	(619)	(39,549)

Income (loss) from continuing operations before income taxes	7,715	(44,112)	25,193	(34,076)
Provision (benefit) for income taxes	41	(13,543)	2,264	(8,208)

Income (loss) from continuing operations	7,674	(30,569)	22,929	(25,868)
Gain (loss) from sale of discontinued operations, net of income taxes	—	2,272	239	(1,679)
Loss from discontinued operations, net of income taxes	—	(4,842)	—	(2,706)

Net income (loss)	$7,674	$(33,139)	$23,168	$(30,253)

Basic earnings (loss) per common share:
Continuing operations	$0.20	$(0.84)	$0.61	$(0.75)
Discontinued operations	—	(0.07)	—	(0.13)

Net income (loss)	$0.20	$(0.91)	$0.61	$(0.88)

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$(0.84)	$0.60	$(0.75)
Discontinued operations	—	(0.07)	—	(0.13)

Net income (loss)	$0.20	$(0.91)	$0.60	$(0.88)

Weighted average common shares outstanding:
Basic	37,901	36,328	37,679	34,342
Diluted	38,526	36,328	38,353	34,342
The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$23,168	$(30,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	23,394	34,585
Net gain on sale or disposal of properties	(1,028)	(23,143)
Impairment of assets	—	16,595
Refinancing costs	619	39,549
Initial lease payment to CSX	—	(10,000)
Non-cash CEO retirement costs	—	3,600
Deferred income taxes and other	(1,011)	12,703
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	(8,335)	(16,595)
Other current assets	963	(2,053)
Accounts payable	(10,675)	(2,686)
Accrued expenses	1,811	(5,170)
Other assets and liabilities	396	2,514

Net cash provided by operating activities	29,302	19,646

Cash flows from investing activities:
Purchase of property, plant and equipment	(45,350)	(56,676)
Proceeds from sale of assets, net of cash on-hand	7,769	207,075
Acquisitions, net of cash acquired	(77,830)	(24,645)
Deferred transaction costs and other	(143)	(2,975)

Net cash provided by (used in) investing activities	(115,554)	122,779

Cash flows from financing activities:
Proceeds from issuance of long-term debt	90,700	483,952
Principal payments on long-term debt	(17,506)	(506,002)
Repurchase of senior subordinated notes	(4,540)	(144,905)
Proceeds from exercise of stock options and warrants	7,199	24,603
Deferred financing costs	(492)	(2,976)

Net cash provided by (used in) financing activities	75,361	(145,328)

Effect of exchange rates on cash	288	(105)

Net decrease in cash	(10,603)	(3,008)
Cash, beginning of period	24,331	13,714

Cash, end of period	$13,728	$10,706

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (“RailAmerica,” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The December 31, 2004 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s principal operations consist of rail freight transportation in North America.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90-day LIBOR plus 3%. During the nine months ended September 30, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S.

During the second quarter of 2004, the Company committed to a plan to dispose of the Arizona Eastern Railway Company. The Company completed the sale of the Arizona Eastern Railway Company in December 2004 for $2.8 million. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

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

During December 2004, the Company completed the sale of its West Texas and Lubbock Railroad. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2004 annual report on Form 10-K.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently determining the impact of FIN 47 on its financial reporting and disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. Management is still evaluating whether the adoption of this pronouncement will result in expense recognition similar to the current pro forma disclosures under SFAS 123 disclosed in footnote 3 below.

3.	STOCK-BASED COMPENSATION

As of September 30, 2005, the Company has one stock option plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$7,674	$(33,139)	$23,168	$(30,253)
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(201)	(109)	(483)	(1,216)

Pro forma net income (loss)	$7,473	$(33,248)	$22,685	$(31,469)

Earnings (loss) per share:
Basic-as reported	$0.20	$(0.91)	$0.61	$(0.88)

Basic-pro forma	$0.20	$(0.92)	$0.60	$(0.92)

Diluted-as reported	$0.20	$(0.91)	$0.60	$(0.88)

Diluted-pro forma	$0.19	$(0.92)	$0.59	$(0.92)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION, continued

During the nine months ended September 30, 2005, the Board of Directors of the Company approved the grant of restricted, performance and Supplemental Executive Retirement Plan, (“SERP”) shares of the Company’s common stock to certain employees and non-employee directors. These grants were issued pursuant to the Company’s 1998 Executive Incentive Compensation Plan, as amended. The restricted shares granted to employees vest ratably at 25% per year over four years starting one year from the date of grant. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The SERP shares vest based upon years of service of the participating employee. The Company recognized compensation expense of approximately $314,000 and $374,000 in the three and nine months ended September 30, 2005, respectively, related to these restricted, performance and SERP shares.

4.	EARNINGS PER SHARE

For the three and nine months ended September 30, 2005 and 2004, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three and nine months ended September 30, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and restricted shares. A total of 1.3 million and 1.2 million options were excluded from the calculation for the three and nine months ended September 30, 2005, respectively, as such securities were anti-dilutive.

For the three and nine months ended September 30, 2004, diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of stock options and warrants are anti-dilutive due to the net loss. Had the Company reported net income, approximately 1.0 million and 1.2 million additional shares would have been included in the diluted earnings per share calculation for options and warrants for the three and nine months ended September 30, 2004, respectively, and, depending on the amount of earnings, 0.3 million and 1.1 million additional shares, respectively, would have been included in the diluted earnings per share calculation for the Company’s convertible debt. An additional 0.3 million and 0.5 million options and warrants still would have been excluded from the calculation for the three and nine months ended September 30, 2004, respectively, as such securities would continue to be anti-dilutive even if the Company reported income.

The following is a summary of the income (loss) from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Income (loss) from continuing operations (basic and diluted)	$7,674	$(30,569)	$22,929	$(25,868)

Weighted average shares outstanding (basic)	37,901	36,328	37,679	34,342
Options, warrants and restricted shares	625	—	674	—

Weighted average shares outstanding (diluted)	38,526	36,328	38,353	34,342

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS

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

The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenue	$—	$1,403	$—	$4,142

Operating loss	$—	$(3,882)	$—	$(3,656)

Loss from discontinued operations	$—	$(3,882)	$—	$(3,655)
Income tax benefit	—	(1,475)	—	(1,389)

Loss from discontinued operations, net of tax	$—	$(2,407)	$—	$(2,266)

During the fourth quarter of 2004, the Company committed to a plan to dispose of the West Texas and Lubbock Railroad. The Company completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. During the nine months ended September 30, 2005, the Company sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.

The results of operations for the West Texas and Lubbock Railroad were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Operating revenue	$—	$75	$—	$227

Operating income	$—	$8	$—	$706

Income from discontinued operations	$—	$8	$—	$706
Income tax provision	—	3	—	268

Income from discontinued operations, net of tax	$—	$5	$—	$438

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into by the Company during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received by the Company in December 2004, and also provided various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). The Company believes the ultimate impact of the representations and warranties will not have a material effect on the Company’s future results of operations, but could have a material effect on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s senior subordinated notes.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS, continued

For the three and nine months ended September 30, 2004, interest expense of $0.7 million and $3.3 million, respectively, was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations.” The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for Freight Australia were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Operating revenue	$—	$24,953	$—	$103,194

Operating income (loss)	$—	$(961)	$—	$4,778

Loss from discontinued operations	$—	$(3,354)	$—	$(1,482)
Income tax benefit	—	(914)	—	(604)

Loss from discontinued operations, net of tax	$—	$(2,440)	$—	$(878)

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured instrument for $5.7 million due no later than June 2010 and a secured instrument from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the nine months ended September 30, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash to the U.S. No income or expense was recognized from operations during the three and nine months ended September 30, 2004.

6.	EXPANSION OF OPERATIONS

On September 30, 2005, the Company’s wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa Inc., the Alcoa Railroad Group, for $77.8 million in cash, plus the assumption of $6.3 million of negative working capital. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis. The Company funded the transaction through a $75.0 million increase in the term loan portion of the Company’s existing senior secured credit facility (see Note 7) and through cash on hand. As part of the agreement, the Company and Alcoa have also entered into three long term service agreements, under which the Company will continue to provide service to Alcoa’s facilities.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	EXPANSION OF OPERATIONS, continued

The acquired Alcoa Railroad Group consists of the Point Comfort & Northern Railway Co., or the PCN, the Rockdale, Sandow & Southern RR Co., or the RSS, the Massena Terminal RR Co., or the MSTR, and the Bauxite & Northern Railway Co., or the BXN. Based in Port Comfort, Texas, the PCN provides transportation services primarily for Alcoa’s bauxite, alumina and chemicals facility in Point Comfort, Texas. The 13-mile railroad originates at Alcoa’s plant and terminates in Lolita, Texas. The PCN interchanges with Union Pacific Railroad. Based in Sandow, Texas, the RSS provides services primarily for Alcoa’s aluminum manufacturing facility in Rockdale, Texas. The six-mile railroad originates at Alcoa’s plant and terminates in Marjorie, Texas. The RSS interchanges with Union Pacific Railroad. Based in Massena, New York, the three-mile MSTR provides services for Alcoa’s aluminum manufacturing facility in Massena, New York. The railroad originates at Alcoa’s plant and terminates at Massena Junction. The MSTR interchanges with CSX Transportation. Based in Bauxite, Arkansas, the BXN provides services to a former Alcoa specialty chemicals facility in Bauxite, now owned by Almatis. The three-mile railroad originates at the Almatis plant and terminates at Bauxite Junction. The BXN interchanges with Union Pacific Railroad.

The following table presents the balances of each major asset and liability caption of the Alcoa Railroad Group as of the acquisition date. The purchase price allocation of the Alcoa Railroad Group presented below is preliminary until the appraisal of the tangible assets and valuation of the intangible assets have been completed.

September 30,
(in thousands)	2005

Accounts receivable, net	$4,115
Other current assets	350

Total current assets	4,465
Property, plant and equipment, net	12,194
Other assets	72,669

Total assets	$89,328

Accounts payable	$9,965
Accrued liabilities	967

Total current liabilities	10,932
Deferred income taxes	373
Other long term liabilities	192

Total liabilities	$11,497

The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisition of the Alcoa Railroad Group had occurred at January 1, 2005 and 2004, does not purport to be indicative of what would have occurred had the acquisition been made as of that date or results which may occur in the future and is preliminary pending finalization of the purchase price allocation.

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
(Unaudited)	2005	2004	2005	2004

Operating revenue	$117,690	$104,694	$348,111	$305,543

Income (loss) from continuing operations	$8,073	$(30,095)	$23,660	$(25,635)

Net income (loss)	$8,073	$(32,665)	$23,899	$(30,020)

Income (loss) from continuing operations per share — diluted	$0.21	$(0.83)	$0.62	$(0.75)
Net income (loss)per share — diluted	$0.21	$(0.90)	$0.62	$(0.87)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	EXPANSION OF OPERATIONS, continued

On September 10, 2005, the Company entered into a 25-year lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line for $50,000 a year. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSXT.

On October 16, 2004, the Company’s wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., purchased 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision, for $8.6 million from CSX Transportation, Inc. The Company also entered into a 25-year lease of related real estate. The Company completed the $8.6 million acquisition by drawing on its revolving credit facility.

In the second quarter of 2004, the Company’s wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Ft. Wayne & Eastern Railroad, or CF&E for twenty years, with an option for two five-year extensions starting on August 1, 2004. This agreement required a $10 million initial payment and annual lease payments of approximately $1.2 million for the term of the lease. The Company is amortizing the $10 million payment on a straight-line basis over the 20-year term of the lease. The annual lease payments may vary depending upon the extent to which the CF&E’s unit trains utilize CSX locomotive power during the preceding lease year.

On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since the respective dates of their acquisition. Additionally, the pro forma effect of these acquisitions and leases, excluding the Alcoa Railroad Group, was not material.

7.	DEBT

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011, require 1% annual principal amortization and bear interest at LIBOR plus 2.25%, or 6.13% as of September 30, 2005. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 2.00%. In connection with the amended and restated credit agreement, the Company incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility during the three and nine months ended September 30, 2004. On September 30, 2005, the Company entered into Amendment No. 1 of its amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment adds $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility.

The interest rate for both the term loans and revolver increased in the third quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended September 30, 2005. The leverage ratio for the twelve months ended September 30, 2005 was 4.43. The Company may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of September 30, 2005, the Company had $5.8 million in borrowings outstanding under the revolving loan portion of the credit facility.

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

In addition, the amended and restated senior credit facility contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company’s results of operations and cash flows. The Company was in compliance with each of these covenants as of September 30, 2005 and anticipates being in compliance with its covenants for the next twelve months based on its current operating forecast. It is possible that the Company’s future operating results will differ from its current forecast. In addition, continuing compliance with these covenants will be a consideration in evaluating future acquisitions and dispositions.

On September 29, 2004, the Company repurchased approximately $125.7 million of its $130 million principal amount 12 7/8% senior subordinated notes due August 15, 2010 through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of a majority of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which removed most of the restrictive covenants contained in the indenture, became effective on September 29, 2004. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the notes. In addition to the premium charge of approximately $19.2 million for the purchase of the notes, the Company incurred non-cash charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes during the three and nine months ended September 30, 2004. On August 15, 2005, the Company redeemed the remaining $4.3 million notes for a call price of $1.064375 per $1.00 principal amount of the notes. In addition to the premium charge of approximately $0.3 million for the purchase of the remaining notes, the Company incurred non-cash charges of approximately $0.3 million related to the write-off of deferred loan costs and original issue discounts of the notes during the three and nine months ended September 30, 2005.

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

Fuel costs represented 11% of total revenue during the three and nine months ended September 30, 2005, respectively. Due to the significance of fuel costs to the operations of the Company and the historical volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2005, the Company has entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month from October 2005 through December 2005, at an average price of $1.42 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.1 million at September 30, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	HEDGING ACTIVITIES, continued

On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of the Company’s interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, the Company is responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.2 million at September 30, 2005.

On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004 through November 24, 2005. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.1 million at September 30, 2005.

On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004 and expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2005.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at September 30, 2005.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at September 30, 2005.

On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $1.4 million at September 30, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	INCOME TAX PROVISION

The Company’s effective income tax rates for the three and nine months ended September 30, 2005 and 2004 were 1% and 9% and 31% and 24%, respectively. The rate for the three and nine months ended September 30, 2005 includes a federal tax benefit of approximately $3.9 million and $8.1 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. The rate for the nine months ended September 30, 2005 also includes a state tax benefit of $0.4 million related to a change in Ohio tax law. The rate for the three and nine months ended September 30, 2004 includes a tax charge of $2.2 million related to the refinancing in September 2004 and a reduced tax benefit of $0.9 million associated with the E&N Railway impairment. The rate for the nine months ended September 30, 2004 also includes a tax charge of $1.2 million related to the non-deductible charges from the former CEO’s retirement costs.

In addition to the maintenance credit mentioned above, the American Jobs Creation Act of 2004 created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company does not expect to repatriate any earnings in accordance with these new rules.

10.	COMPREHENSIVE INCOME

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of September 30, 2005, accumulated other comprehensive income consisted of $3.1 million of unrealized gains related to hedging transactions and $31.8 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$7,674	$(33,139)	$23,168	$(30,253)
Other comprehensive income (loss):
Unrealized gain on derivatives designated as hedges, net of taxes	1,280	102	3,345	954
Realization of cumulative translation adjustment from the sale of Freight Australia	—	(15,976)	—	(30,808)
Change in cumulative translation adjustments	9,009	8,050	6,928	1,505

Total comprehensive income (loss)	$17,963	$(40,963)	$33,441	$(58,602)

11.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Net Periodic Cost	2005	2004	2005	2004

Service cost	$30	$26	$88	$76
Interest cost	88	74	260	217
Expected return on plan assets	(78)	(61)	(230)	(179)
Amortization of net actuarial loss	12	11	34	34
Amortization of prior service costs	5	5	15	13

Net cost recognized	$57	$55	$167	$161

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	COMMITMENTS AND CONTINGENCIES

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

On August 28, 2005, a rail car containing styrene located on the Company’s Indiana & Ohio Railway property in Cincinnati, Ohio began venting due to a chemical reaction. Styrene is used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. The Company has accrued $2.3 million for estimated expenses relating to this incident during the three months ended September 30, 2005.

On February 7, 2005, the Surface Transportation Board, or STB, entered an Order setting the terms for sale by the Company’s subsidiary, Toledo, Peoria &Western Railway, or TPW, of the 76 mile La Harpe — Hollis Line in west central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate TPW. As a result, the Company has appealed the Order to the U.S. Circuit Court of Appeals for the 7th Circuit. Management is unable to predict the outcome of this appeal. As a result of the sale, the Company recorded a loss on sale of the Hollis Line of $0.8 million.

In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company has concluded that the total costs to repair and reconstruct the tunnel have exceeded its insurance coverage and has recorded $2.2 million in expenses due to the fire, but does not believe it will have any further material effect on its financial position, results of operations or cash flows, as the tunnel was re-opened in April 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are a leading short line and regional rail service provider in North America. We own, lease or operate a diversified portfolio of 47 railroads with approximately 8,900 miles of track located in the United States and Canada. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
     We pursue growth by increasing our carloads on our existing railroads and acquiring railroads which we believe will provide operating efficiencies, strategic advantages and/or profit improvement opportunities.
     Carload Growth and Acquisitions
     Total carloads increased by 1.7%, or decreased 0.9% on a “same railroad” basis, during the third quarter of 2005 compared to the third quarter of 2004, with the average rate per carload increasing from $287 to $315. Total carloads increased by 6.7%, including 2.3% on a “same railroad” basis, during the first nine months of 2005 compared to the first nine months of 2004, with the average rate per carload increasing from $287 to $307. “Same railroad” totals exclude carloads associated with railroads sold or acquired by us after January 1, 2004.
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
     On October 16, 2004, our wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., executed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision. We also entered into a 25-year lease of related real estate.
     On September 10, 2005, we entered into a 25-year lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSXT.
     On September 30, 2005, our wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of the four short line railroads from Alcoa, Inc. referred to as the Alcoa Railroad Group. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis. As part of the agreement, we have entered into three long term service agreements with Alcoa, under which we will continue to provide service to Alcoa’s facilities. We assumed control of the operations of the Alcoa Railroad Group on October 1, 2005. In conjunction with the purchase of the Alcoa Railroad Group, on September 30, 2005, we entered into an amendment of our senior credit facility, which adds an additional $75 million to the U.S. dollar tranche of the term loan facility.
     The results of operations of these railroads have been included in our consolidated financial statements since their respective acquisition dates.
     Commodity Mix
     Each of our 47 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three and nine months ended September 30, 2005, bridge traffic accounted for 15% and 16%, respectively, coal accounted for 12% and lumber and forest products accounted for 11% of our carloads. As a percentage of revenue, which is affected by several factors including the length of the haul, lumber and forest products generated 16%, chemicals generated 12% and agricultural and farm products generated 10% of our freight revenue for the three and nine months ended September 30, 2005. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 6% of our freight revenue during the three and nine months ended September 30, 2005.

     Divestitures
     In 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, and Freight Australia, our Australian railroad. The proceeds from these two sales were used to pay down our long term debt and buy back a majority of our senior subordinated notes. At September 30, 2005, our net debt to total capitalization was 50.0%.
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
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provided various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). We believe the ultimate impact of the representations and warranties will not have a material effect on our future results of operations, but could have a material effect on future cash flows. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase our senior subordinated notes. Freight Australia’s results of operations have been reclassified to discontinued operations on our consolidated financial statements.
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
     Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse effect on earnings. Additionally, changes in our estimates regarding the statutory tax rates to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate.
     Property, plant and equipment comprised 81% of our total assets as of September 30, 2005. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K.
RESULTS OF OPERATIONS
     The historical results for our North American railroad operations include the operations of our acquired railroads from the dates of acquisition as follows:

Central Michigan Railway	January 2004
Chicago, Ft. Wayne & Eastern Railroad	August 2004
Midland Subdivision	October 2004
Fremont Line	September 2005
     We disposed of the Arizona Eastern Railway Company and the West Texas and Lubbock Railroads in December 2004. Accordingly, the results of operations for these railroads have been reclassified to discontinued operations for the periods presented.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended September 30,
	2005		2004

Operating revenue	$112,528	100.0%	$99,968	100.0%

Operating expenses:
Maintenance of way	14,691	13.1%	13,984	14.0%
Maintenance of equipment	4,148	3.7%	3,425	3.4%
Transportation	39,631	35.2%	29,596	29.6%
Equipment rental	12,996	11.5%	10,643	10.7%
Selling, general and administrative	21,106	18.8%	19,307	19.3%
Net gain on sale of assets	(995)	-0.9%	(507)	-0.5%
Impairment of E&N Railway	—	—	12,569	12.6%
Depreciation and amortization	7,696	6.8%	7,515	7.5%

Total operating expenses	99,273	88.2%	96,532	96.6%

Operating income	$13,255	11.8%	$3,436	3.4%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2005		2004

Operating revenue	$112,528	100.0%	$99,968	100.0%

Operating expenses:
Labor and benefits	34,363	30.5%	31,842	31.9%
Equipment rents	13,866	12.3%	11,128	11.1%
Purchased services	8,848	7.9%	6,474	6.5%
Diesel fuel	12,697	11.3%	8,764	8.8%
Casualties and insurance	7,458	6.6%	6,414	6.4%
Materials	2,844	2.5%	2,200	2.2%
Joint facilities	3,097	2.8%	2,994	3.0%
Other expenses	9,399	8.4%	7,139	7.1%
Net gain on sale of assets	(995)	-0.9%	(507)	-0.5%
Impairment of E&N Railway	—	—	12,569	12.6%
Depreciation and amortization	7,696	6.8%	7,515	7.5%

Total operating expenses	99,273	88.2%	96,532	96.6%

Operating income	$13,255	11.8%	$3,436	3.4%

     OPERATING REVENUE. Operating revenue increased by $12.5 million, or 13%, to $112.5 million in the third quarter of 2005, from $100.0 million in the third quarter of 2004. Total carloads increased to 319,015 in 2005, from 313,622 in 2004. Excluding revenue of $2.3 million in 2005 for the acquired railroads, the Chicago, Ft. Wayne & Eastern Railroad, the Midland Subdivision and the Fremont Line, operating revenue increased $10.2 million, or 2%, while carloads decreased by 2,768, or 1%. This increase in “same railroad” revenue was primarily due to a change in commodity mix, an increase in rates, higher fuel surcharges and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $315 in the three months ended September 30, 2005, from $287 in the same period in 2004 was primarily due to a change in commodity mix, rate increases, including the fuel surcharge and the improvement in the Canadian dollar.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2005 and 2004:

	For the three months ended			For the three months ended
(dollars in thousands, except average rate per carload)	September 30, 2005			September 30, 2004
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$15,735	34,873	$451	$14,129	34,152	$414
Chemicals	11,722	28,437	412	10,576	27,112	390
Agricultural & Farm Products	10,329	27,886	370	7,474	24,460	306
Paper Products	9,708	26,602	365	8,844	27,325	324
Metal	9,383	24,245	387	8,132	21,793	373
Coal	8,529	38,179	223	7,284	38,754	188
Food Products	7,007	20,964	334	6,985	20,493	341
Bridge Traffic	6,092	46,496	131	6,187	49,054	126
Minerals	5,935	15,365	386	5,342	14,572	367
Petroleum Products	5,411	13,034	415	5,203	13,601	383
Metallic/Non-metallic Ores	4,666	18,314	255	4,823	17,870	270
Other	3,612	10,749	336	2,709	9,379	289
Autos	1,600	5,651	283	1,415	5,470	259
Intermodal	919	8,220	112	990	9,587	103

Total	$100,648	319,015	$315	$90,093	313,622	$287

     Lumber and forest product revenue was $15.7 million in the quarter ended September 30, 2005, compared to $14.1 million in the quarter ended September 30, 2004, an increase of $1.6 million or 11%. This increase was primarily due to increased moves in Oregon and California as a result of a strong demand for lumber and the re-opening of a tunnel on one of our West Coast railroads which had been out of service for over one year.

     Chemical revenue was $11.7 million in the quarter ended September 30, 2005, compared to $10.6 million in the quarter ended September 30, 2004, an increase of $1.1 million or 11%. This increase was primarily due to the acquisition of the Chicago, Ft. Wayne & Eastern Railroad.
     Agricultural and farm products revenue was $10.3 million in the quarter ended September 30, 2005, compared to $7.5 million in the quarter ended September 30, 2004, an increase of $2.8 million or 38%. This increase was primarily due to favorable growing conditions and outlook for the fall harvest in the Midwest leading to movement of wheat and the acquisition of the Midland Subdivision.
     Paper products revenue was $9.7 million in the quarter ended September 30, 2005, compared to $8.8 million in the quarter ended September 30, 2004, an increase of $0.9 million or 10%. This increase was the result of increased business with existing and new customers in Alabama, the strengthening of the Canadian dollar, as well as the acquisition of the Chicago, Ft. Wayne & Eastern Railroad.
     Metals revenue was $9.4 million in the quarter ended September 30, 2005, compared to $8.1 million in the quarter ended September 30, 2004, an increase of $1.3 million or 15%. This increase was due to increased pig iron shipments in the Midwest with existing customers and the acquisition of the Chicago, Ft. Wayne & Eastern Railroad.
     Coal revenue was $8.5 million in the quarter ended September 30, 2005, compared to $7.3 million in the quarter ended September 30, 2004, an increase of $1.2 million or 17%. This increase was a result of an increase in demand for coal in the Midwest and increased market share from trucks in Indiana, partially offset by a decrease of traffic out of the Powder River Basin.
     Food products revenue was unchanged at $7.0 million for both of the quarters ended September 30, 2005 and 2004.
     Bridge traffic revenue was $6.1 million in the quarter ended September 30, 2005, compared to $6.2 million in the quarter ended September 30, 2004, a decrease of $0.1 million or 2%. This decrease was primarily due to additional haulage in Canada, offset by reduced Class I haulage in Ohio as a result of new routing protocols with the Class I carriers.
     Minerals revenue was $5.9 million in the quarter ended September 30, 2005, compared to $5.3 million in the quarter ended September 30, 2004, an increase of $0.6 million or 11%. This increase was primarily due to increased business with existing customers in Alabama and Oklahoma as a result of a strong demand for construction materials.
     Petroleum products revenue was $5.4 million in the quarter ended September 30, 2005, compared to $5.2 million in the quarter ended September 30, 2004, an increase of $0.2 million or 4%. This increase was due to increased demand for fuel oil in Canada and the strengthening of the Canadian dollar.
     Metallic and non-metallic ores revenue was $4.7 million in the quarter ended September 30, 2005, compared to $4.8 million in the quarter ended September 30, 2004, a decrease of $0.1 million or 3%. This decrease was due to new routing protocols with the Class I carriers.
     Other revenue was $3.6 million in the quarter ended September 30, 2005, compared to $2.7 million in the quarter ended September 30, 2004, an increase of $0.9 million or 33%. This increase was due to an increase in construction and debris haulage in New England primarily as a result of a new customer.
     Autos revenue was $1.6 million in the quarter ended September 30, 2005, compared to $1.4 million in the quarter ended September 30, 2004, an increase of $0.2 million or 13%. This increase was due to increased shipments of auto parts for new orders.
     Intermodal revenue was relatively unchanged at $0.9 million in the quarter ended September 30, 2005, compared to $1.0 million in the quarter ended September 30, 2004.
     OPERATING EXPENSES. Operating expenses increased to $99.3 million in the three months ended September 30, 2005, from $96.5 million in the three months ended September 30, 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 88.2% in 2005 compared to 96.6% in 2004. The decrease in the operating ratio was primarily due to the $12.6 million charge in the third quarter of 2004 related to the impairment of the E&N Railway, partially offset by higher fuel expense and equipment rents in 2005, higher casualty costs for the incident on the Indiana and Ohio Railroad involving a styrene tank car, and higher short-term costs associated with the recently acquired Midland Subdivision.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $0.7 million, or 5%, to $14.7 million in 2005 from $14.0 million in 2004 primarily due to the acquisitions in 2004 of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way decreased to 13.1% in 2005 from 14.0% in 2004, primarily due to a decrease in casualty costs. The decrease in casualty costs was due to a reduction in the number of Federal Railroad Administration (“FRA”) reportable train incidents and FRA reportable personal injuries in the third quarter of 2005 compared to 2004. During the third quarter of 2005 we experienced 23 FRA reportable incidents compared to 28 in the third quarter of 2004. Our injury frequency ratio in the third quarter of 2005 was 1.53 compared to 3.72 in the third quarter of 2004.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $0.7 million, or 21%, to $4.1 million in 2005 from $3.4 million in 2004 primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004, increased system car repairs and an increase in locomotive repairs. Maintenance of equipment increased as a percentage of revenue to 3.7% in the third quarter of 2005, from 3.4% in the third quarter of 2004, due to an increase in locomotive maintenance and non-rebillable car repairs.
     TRANSPORTATION. Transportation expense increased $10.0 million, or 34%, to $39.6 million in the third quarter of 2005 from $29.6 million in the third quarter of 2004 due to the increase in carloads from acquisitions, higher fuel prices and higher casualty expense as a result of the styrene tank car incident on the Indiana and Ohio Railroad. As a percentage of revenue, transportation expense increased to 35.2% in the third quarter of 2005, from 29.6% in the third quarter of 2004. This increase was primarily due to higher fuel costs, which accounted for a 2.5 percentage point increase, and higher casualty costs for the tank car incident, which accounted for a 2.6 percentage point increase. The styrene tank car incident resulted in a charge of $2.3 million in the three months ended September 30, 2005. Fuel costs are $1.84 per gallon in the third quarter of 2005 compared to $1.40 per gallon in the third quarter of 2004, resulting in a $2.9 million increase in fuel expense in the third quarter of 2005.
     EQUIPMENT RENTAL. Equipment rental increased $2.4 million, or 22%, to $13.0 million in the third quarter of 2005 from $10.6 million in the third quarter of 2004. The increase was primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004, increased car hire expense as a result of Class I congestion, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.5% in 2005 from 10.7% in 2004.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $1.8 million to $21.1 million in the third quarter of 2005 from $19.3 million in the third quarter of 2004 primarily due to additional costs associated with the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004. As a percentage of revenue, selling, general and administrative expense decreased to 18.8% in 2005, from 19.3% in 2004, due to an increase in revenue in 2005 while the dollar amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.
     ASSET SALES. Asset sales resulted in a net gain of $1.0 million in the third quarter of 2005 as compared with a net gain of $0.5 million in the third quarter of 2004.
     IMPAIRMENT ON E&N RAILWAY. During the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, we do not expect significant proceeds from this disposal and accordingly, recorded an impairment charge of $12.6 million during the three months ended September 30, 2004.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 6.8% in the third quarter of 2005, from 7.5% in the third quarter of 2004.
     INTEREST AND OTHER EXPENSE. Interest and other expense decreased $3.1 million to $4.9 million for the three months ended September 30, 2005, from $8.0 million in the three months ended September 30, 2004. This decrease was primarily due to the repurchase of our senior subordinated notes in the third quarters of 2004 and 2005, the amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $0.7 million for the quarter ended September 30, 2004, was allocated to discontinued operations.
     FINANCING COSTS. In September 2004, we incurred costs to amend and restate our senior credit facility and to repurchase our 12 7/8% senior subordinated notes. The $39.5 million of costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes. In August 2005, we redeemed the remaining $4.3 million of the senior subordinated notes which resulted in a charge of $0.3 million for the premium paid and $0.3 million for the write-off of deferred loan costs, original issue discount and bank fees related to the remaining senior subordinated notes.

     INCOME TAXES. Our effective income tax rates in the third quarters of 2005 and 2004 for continuing operations were 1% and 31%, respectively. The rate for the third quarter of 2005 includes a federal tax benefit of approximately $3.9 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. The rate for the third quarter of 2004 includes a tax charge of $2.2 million related to the refinancing in September 2004 and a reduced tax benefit of $0.9 million associated with the E&N Railway impairment.
     DISCONTINUED OPERATIONS. During the third quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the three months ended September 30, 2004, the Arizona Eastern Railway Company contributed a loss of $2.4 million to the loss from discontinued operations.
     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the three months ended September 30, 2004, the West Texas and Lubbock Railroad contributed income of $5,000 to the loss from discontinued operations.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provided various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. For the quarter ended September 30, 2004, Freight Australia contributed a loss of $2.4 million to the loss from discontinued operations.
     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the loss on sale of Ferronor in discontinued operations for the periods presented. No income or expense was recognized from operations for the quarter ended September 30, 2004.
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the nine months ended September 30,
	2005		2004

Operating revenue	$333,401	100.0%	$292,060	100.0%

Operating expenses:
Maintenance of way	43,550	13.1%	35,792	12.3%
Maintenance of equipment	12,436	3.7%	10,434	3.6%
Transportation	111,921	33.5%	86,138	29.5%
Equipment rental	38,354	11.5%	29,343	10.0%
Selling, general and administrative	65,462	19.6%	68,623	23.5%
Net gain on sale of assets	(787)	-0.2%	(1,806)	-0.6%
Impairment of E&N Railway	—	—	12,569	4.3%
Depreciation and amortization	22,536	6.8%	21,042	7.2%

Total operating expenses	293,472	88.0%	262,135	89.8%

Operating income	$39,929	12.0%	$29,925	10.2%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the nine months ended September 30,
	2005		2004

Operating revenue	$333,401	100.0%	$292,060	100.0%

Operating expenses:
Labor and benefits	104,762	31.4%	101,643	34.8%
Equipment rents	40,573	12.2%	30,603	10.5%
Purchased services	24,826	7.4%	19,523	6.7%
Diesel fuel	37,351	11.2%	25,844	8.8%
Casualties and insurance	18,315	5.5%	15,287	5.2%
Materials	8,430	2.5%	6,592	2.3%
Joint facilities	9,478	2.8%	8,649	3.0%
Other expenses	27,988	8.4%	22,189	7.6%
Net gain on sale of assets	(787)	-0.2%	(1,806)	-0.6%
Impairment of E&N Railway	—	—	12,569	4.3%
Depreciation and amortization	22,536	6.8%	21,042	7.2%

Total operating expenses	293,472	88.0%	262,135	89.8%

Operating income	$39,929	12.0%	$29,925	10.2%

     OPERATING REVENUE. Operating revenue increased by $41.3 million, or 14%, to $333.4 million in the first nine months of 2005, from $292.1 million in the first nine months of 2004. Total carloads increased to 975,963 in 2005, from 914,659 in 2004. Excluding revenue of $12.8 million in 2005 for the acquired railroads, the Central Michigan Railway, the Chicago, Ft. Wayne & Eastern Railroad, the Midland Subdivision and the Fremont Line, operating revenue increased $28.5 million, or 10%, while carloads increased by 20,616, or 2%. This increase in “same railroad” revenue was primarily due to a change in commodity mix, an increase in rates, higher fuel surcharges, the increase in carloads and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $307 in the nine months ended September 30, 2005, from $287 in 2004 was primarily due to a change in commodity mix, rate growth, including the fuel surcharge and the improvement in the Canadian dollar.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2005 and 2004:

	For the nine months ended			For the nine months ended
(dollars in thousands,except average rate per carload)	September 30, 2005			September 30, 2004
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$46,732	104,343	$448	$40,426	98,667	$410
Chemicals	36,018	88,036	409	30,620	78,560	390
Agricultural & Farm Products	29,078	86,913	335	24,212	76,129	318
Paper Products	28,433	80,094	355	24,962	78,510	318
Metal	27,866	73,731	378	24,369	67,644	360
Coal	24,719	112,626	219	21,245	112,068	190
Food Products	21,582	65,246	331	18,894	56,414	335
Bridge Traffic	18,835	152,301	124	18,066	143,895	126
Petroleum Products	18,144	42,641	426	15,264	39,161	390
Minerals	16,930	44,351	382	14,512	40,044	362
Metallic/Non-metallic Ores	14,306	51,184	279	14,775	49,307	300
Other	9,583	30,300	316	7,222	26,602	271
Autos	4,674	18,341	255	5,055	21,308	237
Intermodal	2,882	25,856	112	2,770	26,350	105

Total	$299,782	975,963	$307	$262,392	914,659	$287

     Lumber and forest product revenue was $46.7 million in the nine months ended September 30, 2005, compared to $40.4 million in the nine months ended September 30, 2004, an increase of $6.3 million or 16%. This increase was primarily due to increased moves in Oregon and California as a result of a strong demand for lumber and the re-opening of a tunnel on one of our West Coast railroads which had been out of service for over one year.

     Chemical revenue was $36.0 million in the nine months ended September 30, 2005, compared to $30.6 million in the nine months ended September 30, 2004, an increase of $5.4 million or 18%. This increase was primarily due to the acquisitions of the Chicago, Ft. Wayne & Eastern Railroad and Central Michigan Railway.
     Agricultural and farm products revenue was $29.1 million in the nine months ended September 30, 2005, compared to $24.2 million in the nine months ended September 30, 2004, an increase of $4.9 million or 20%. This increase was primarily due to favorable growing conditions and outlook for the fall harvest in the Midwest leading to movement of wheat, a strong grain demand in the southeast and the acquisitions of the Chicago, Ft. Wayne & Eastern Railroad and the Midland Subdivision, partially offset by a poor summer 2004 wheat harvest in Colorado and Kansas as a result of a drought in the region.
     Paper products revenue was $28.4 million in the nine months ended September 30, 2005, compared to $25.0 million in the nine months ended September 30, 2004, an increase of $3.4 million or 14%. This increase was the result of increased business with existing and new customers in Alabama, the strengthening of the Canadian dollar, as well as the acquisition of the Chicago, Ft. Wayne & Eastern Railroad.
     Metal revenue was $27.9 million in the nine months ended September 30, 2005, compared to $24.4 million in the nine months ended September 30, 2004, an increase of $3.5 million or 14%. This increase was due to the acquisition of the Chicago, Ft. Wayne & Eastern Railroad, increased business with an existing customer in southern Ontario and increased pig iron shipments in the Midwest, partially offset by a decrease in business in North Carolina as a result of production problems and loss of a customer in California.
     Coal revenue was $24.7 million in the nine months ended September 30, 2005, compared to $21.2 million in the nine months ended September 30, 2004, an increase of $3.5 million or 16%. This increase was a result of an increase in market share from trucks in Indiana, a strong demand for coal out of Missouri and Arkansas and increased business with existing customers in the Midwest and Oklahoma, partially offset by a decrease in traffic out of the Powder River Basin.
     Food products revenue was $21.6 million in the nine months ended September 30, 2005, compared to $18.9 million in the nine months ended September 30, 2004, an increase of $2.7 million or 14%. This increase was due to the acquisition of the Chicago, Ft. Wayne & Eastern Railroad and increased exports of soybean meal to Asia.
     Bridge traffic revenue was $18.8 million in the nine months ended September 30, 2005, compared to $18.1 million in the nine months ended September 30, 2004, an increase of $0.7 million or 4%. This increase was primarily due to additional haulage by Class I carriers in Canada, partially offset by a decrease in Class I haulage in Ohio due to new routing protocols with Class I carriers.
     Petroleum products revenue was $18.1 million in the nine months ended September 30, 2005, compared to $15.3 million in the nine months ended September 30, 2004, an increase of $2.8 million or 19%. This increase was due to increased demand for fuel oil in Canada, increased carloads at one of our West Coast railroads as a result of increased oil and refinery production and the strengthening of the Canadian dollar.
     Minerals revenue was $16.9 million in the nine months ended September 30, 2005, compared to $14.5 million in the nine months ended September 30, 2004, an increase of $2.4 million or 17%. This increase was primarily due to increased business in Texas, Oklahoma and Alabama with new and existing customers as a result of increased demand for construction materials.
     Metallic and non-metallic ores revenue was $14.3 million in the nine months ended September 30, 2005, compared to $14.8 million in the nine months ended September 30, 2004, a decrease of $0.5 million or 3%. This decrease was due to new routing protocols with Class I carriers.
     Other revenue was $9.6 million in the nine months ended September 30, 2005, compared to $7.2 million in the nine months ended September 30, 2004, an increase of $2.4 million or 33%. This increase was primarily due to an increase in construction and debris haulage in New England primarily as a result of a new customer.
     Autos revenue was $4.7 million in the nine months ended September 30, 2005, compared to $5.1 million in the nine months ended September 30, 2004, a decrease of $0.4 million or 8%. This decrease was due to reduced motor vehicle shipments in Ohio, partially offset by an increase in auto part shipments for new 2005 orders.
     Intermodal revenue increased slightly to $2.9 million in the nine months ended September 30, 2005, compared to $2.8 million in the nine months ended September 30, 2004.
     OPERATING EXPENSES. Operating expenses increased to $293.5 million in the nine months ended September 30, 2005, from $262.1 million in the nine months ended September 30, 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 88.0% in 2005 compared to 89.8% in 2004. The decrease in the operating ratio was primarily due to the $12.6 million charge in the third quarter of 2004 for the impairment of the E&N Railway, partially offset by higher fuel and casualty costs in 2005, as well as higher short-term costs associated with the recently acquired Midland Subdivision.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $7.8 million, or 22%, to $43.6 million in the nine months ended September 30, 2005 from $35.8 million in the nine months ended September 30, 2004 primarily due to higher casualty costs in 2005, as well as the acquisitions in 2004 of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way increased to 13.1% in 2005 from 12.3% in 2004, primarily due to higher casualty costs. The increase in casualty costs is due to greater cost per incident in 2005 compared to 2004. During the first nine months of 2005 we experienced 80 FRA reportable incidents compared to 87 in the first nine months of 2004. Our injury frequency ratio in the first nine months of 2005 was 1.98 compared to 3.14 in the first nine months of 2004.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $2.0 million, or 19%, to $12.4 million in the nine months ended September 30, 2005 from $10.4 million in the nine months ended September 30, 2004, primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004 as well as increased system car repairs and locomotive repairs. Maintenance of equipment increased as a percentage of revenue to 3.7% in the first nine months of 2005, from 3.6% in the first nine months of 2004.
     TRANSPORTATION. Transportation expense increased $25.8 million, or 30%, to $111.9 million in the nine months ended September 30, 2005 from $86.1 million in the nine months ended September 30, 2004 due to the increase in carloads for both “same railroad” and acquisitions, higher fuel prices and higher casualty expense as a result of the styrene tank car incident on the Indiana and Ohio Railroad. As a percentage of revenue, transportation expense increased to 33.5% in 2005, from 29.5% in 2004. This increase is primarily due to higher fuel costs, which accounted for a 2.4 percentage point increase, higher casualty costs for the tank car incident, which accounted for a 0.7 percentage point increase, higher labor costs, which accounted for a 0.5 percentage point increase and higher costs associated with the recently acquired Midland Subdivision. Fuel costs are $1.70 per gallon in 2005 compared to $1.28 per gallon in 2004, resulting in a $9.0 million increase in fuel expense in the first nine months of 2005.
     EQUIPMENT RENTAL. Equipment rental increased $9.1 million, or 31%, to $38.4 million in the nine months ended September 30, 2005 from $29.3 million in the nine months ended September 30, 2004. The increase is primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004, increased car hire expense as a result of Class I congestion, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.5% in 2005 from 10.0% in 2004.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased $3.1 million to $65.5 million in the nine months ended September 30, 2005 from $68.6 million in the nine months ended September 30, 2004, primarily due to the former CEO retirement costs incurred during the third quarter of 2004, partially offset by an increase in costs associated with the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad and an increase in health insurance costs in 2005. As a percentage of revenue, selling, general and administrative expense decreased to 19.6% in 2005, from 23.5% in 2004, due to the retirement costs mentioned above and an increase in revenue while the dollar amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively flat.
     ASSET SALES. Asset sales resulted in a net gain of $0.8 million in the nine months ended September 30, 2005 and a net gain of $1.8 million for the nine months ended September 30, 2004.
     IMPAIRMENT ON E&N RAILWAY. During the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, we do not expect significant proceeds from this disposal and accordingly, recorded an impairment charge of $12.6 million during the nine months ended September 30, 2004.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 6.8% in the nine months ended September 30, 2005, from 7.2% in the nine months ended September 30, 2004.
     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $10.4 million to $14.1 million for the nine months ended September 30, 2005, from $24.5 million in the nine months ended September 30, 2004. This decrease is primarily due to the repurchase of our senior subordinated notes and amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of the Junior Convertible Debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $3.3 million for the nine months ended September 30, 2004, was allocated to discontinued operations.

     FINANCING COSTS. In September 2004, we incurred costs to amend and restate our senior credit facility and to repurchase our 12 7/8% senior subordinated notes. The $39.5 million of costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes. In August 2005, we redeemed the remaining $4.3 million of the senior subordinated notes which resulted in a charge of $0.3 million for the premium paid and $0.3 million for the write-off of deferred loan costs, original issue discount and bank fees related to the remaining senior subordinated notes.
     INCOME TAXES. Our effective income tax rates in the nine months ended September 30, 2005 and 2004 for continuing operations were 9% and 24%, respectively. The rate for the first nine months of 2005 includes a federal tax benefit of approximately $8.1 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to changes in the Ohio tax laws. The rate for the first nine months of 2004 includes a tax charge of $2.2 million related to the refinancing in September 2004, a reduced tax benefit of $0.9 million associated with the E&N Railway impairment and a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs.
     DISCONTINUED OPERATIONS. During the second quarter of 2004, we committed to a plan to dispose of the Arizona Eastern Railway Company. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the nine months ended September 30, 2004, the Arizona Eastern Railway Company contributed a loss of $2.3 million to the loss from discontinued operations.
     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the nine months ended September 30, 2004, the West Texas and Lubbock Railroad contributed income of $0.4 million to the loss from discontinued operations. During the nine months ended September 30, 2005, we sold a remaining parcel of land owned by the West Texas and Lubbock Railroad for a gain of $0.4 million, or $0.2 million after tax.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the Share Sale Agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provided various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. For the nine months ended September 30, 2004, Freight Australia contributed a loss of $0.9 million to the loss from discontinued operations.
     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad. Accordingly, we have presented the loss on sale of Ferronor in discontinued operations for the periods presented. During the nine months ended September 30, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash proceeds to the U.S. No income or expense was recognized from operations for the nine months ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $29.3 million, less capital expenditures of $45.4 million, resulted in a net outflow of $16.1 million for the nine months ended September 30, 2005, compared to a net outflow of $37.0 million for the nine months ended September 30, 2004. The decrease in net cash outflow is primarily due to capital expenditures incurred for Freight Australia during the first nine months of 2004. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
     Our long term business strategy includes the selective acquisition and disposition of transportation-related businesses. We may require additional equity or debt capital in order to consummate acquisitions or undertake major business development activities. It is not possible to predict the amount of capital that we may require for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all.
     As of September 30, 2005, our net debt (defined as total debt less cash and cash equivalents) was 50.0% of total capitalization. We expect it to continue to fluctuate between 45% and 55%.

Operating Activities
     Cash provided by operating activities was $29.3 million for the nine months ended September 30, 2005, compared to $19.6 million for the nine months ended September 30, 2004. The increase in cash flows from operating activities is primarily due to the $10.0 million initial lease payment to CSX for the Chicago, Fort Wayne & Eastern Railroad in 2004. Total cash provided by operating activities for the nine months ended September 30, 2005, consists of net income of $23.2 million, $23.4 million in depreciation and amortization and a $0.6 million add-back for financing costs, partially offset by $1.0 million in deferred income taxes and other and $15.8 million of net increases in working capital accounts. Total cash provided by operating activities for the nine months ended September 30, 2004, consists of a net loss of $30.3 million, $34.6 million in depreciation and amortization, an add-back of $39.5 million for financing costs, $16.6 million in impairment charges, $12.7 million in deferred income taxes and other, the $10.0 million initial lease payment to CSX and an add-back of $3.6 million for the non-cash portion of the charge for the former CEO’s retirement, partially offset by $6.5 million of asset sale gains and $24.0 million of net increases in working capital accounts.
Investing Activities
     Cash provided by (used in) investing activities was ($115.6) million for the nine months ended September 30, 2005, compared to $122.8 million in the nine months ended September 30, 2004. The decrease is primarily due to net cash proceeds of $193.4 million received on the sale of Freight Australia in 2004 and the payment of $77.8 million for the Alcoa Railroad Group in 2005. Capital expenditures in North America were $45.4 million in the nine months ended September 30, 2005, compared to $43.2 million in the nine months ended September 30, 2004. Asset sale proceeds were $7.8 million for the nine months ended September 30, 2005 primarily due to the receipt of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in February 2005, compared to $207.1 million in 2004, primarily due to the sale of Ferronor in February 2004 and Freight Australia in August 2004.
Financing Activities
     Cash provided by (used in) financing activities was $75.4 million for the nine months ended September 30, 2005 compared to ($145.3) million in the nine months ended September 30, 2004. The increase of $220.7 million was primarily due to the repurchase of the senior subordinated notes in 2004 and the borrowing of $75 million on the U.S. term loan tranche of our senior credit facility in 2005 for the purchase of the Alcoa Railroad Group.
     As of September 30, 2005, we had a working capital deficit of $3.5 million, including cash on hand of $13.7 million, and $94.2 million of availability under our revolving credit facility, compared to a working capital deficit of $6.6 million, cash on hand of $24.3 million and $100.0 million of availability under our revolving credit facility at December 31, 2004. The working capital improvement at September 30, 2005, compared to December 31, 2004, is primarily due to an increase in current receivables as a result of increased revenue in 2005. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 29, 2011 and require 1% annual principal amortization with the remainder amortizing ratably over the last four quarters. The revolving loans mature on September 30, 2010. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility during the three and nine months ended September 30, 2004. On September 30, 2005, we entered into Amendment No. 1 of our amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment adds $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes the same as the rest of the term loan facility. We may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the Administrative Agent and Lead Arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of September 30, 2005, we had borrowings of $5.8 million outstanding under the revolving loan portion of our senior credit facility.
     At our option, loans under the amended and restated senior credit facility bear interest at either
•	the alternative base rate, defined as the greater of:

(i)	UBS AG’s prime rate and

(ii)	the Federal Funds Effective Rate plus, if the loan is a Term Loan or U.S. Revolving Loan, 0.50%, or, if the loan is a Canadian revolving loan, the Canadian Prime Rate, which is defined as the greater of:
(a)	UBS AG’s Canadian prime rate or

(b)	the average rate for 30 day Canadian Dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at September 30, 2005, or
•	the reserve-adjusted LIBOR plus a specified margin determined based on our leverage ratio, which margin was 2.25% for term loans and 2.00% for revolving loans at September 30, 2005.
     The interest rate for both the term loans and revolvers increased in the third quarter of 2005 by 0.25% due to our leverage ratio exceeding 4.0 for the last twelve months ended September 30, 2005. The leverage ratio was 4.43 for the last twelve months ended September 30, 2005. We anticipate that the leverage ratio will remain above 4.0 for the foreseeable future.
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
     In addition, the amended and restated senior credit facility also contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of September 30, 2005, and anticipate being in compliance with our covenants for the next twelve months based on our current operating forecast. It is possible that our future operating results will differ from our current forecast. In addition, continuing compliance with these covenants will be a consideration in evaluating future acquisitions and dispositions.
     Our amended and restated senior credit facility allows us to invest in permitted acquisitions up to $80 million in any one transaction but not to exceed $300 million over the seven-year term of the amended and restated credit facility and requires us to be in compliance with our financial covenants on a pro forma basis taking into account the acquisition and any related financing for the prior four fiscal quarters. Although we have no current plans to make acquisitions that do not meet these criteria, if proposed acquisitions exceed these limits we would seek to obtain waivers from the lenders or their consent to amend the relevant provisions. To date, we have used $8.3 million of the $300 million acquisition limit. We do not believe these restrictions are likely to affect our acquisition program.
     On September 29, 2004, we repurchased approximately $125.7 million of our $130 million principal amount 12-7/8% senior subordinated notes due August 15, 2010, through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of most of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which remove most of the restrictive covenants contained in the indenture, became effective on September 29, 2004, upon our acceptance for purchase of the tendered notes, and is binding upon the holders of the notes that were not tendered in the tender offer. We used proceeds from the sale of our Australian subsidiary and from the amended and restated senior credit facility to fund the purchase of the notes. In addition to the premium charge of approximately $19.2 million for the purchase of the notes, we incurred non-cash charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes. On August 15, 2005, we redeemed the remaining $4.3 million notes for a call price of $1.064375 per $1.00 principal amount of the notes. In addition to the premium charge of approximately $0.3 million for the purchase of the remaining notes, we incurred non-cash charges of approximately $0.3 million related to the write-off of deferred loan costs and original issue discounts of the notes.
     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.2 million at September 30, 2005.
     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.1 million at September 30, 2005.
     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2005.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at September 30, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at September 30, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $1.4 million at September 30, 2005.
NEW ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently determining the impact of FIN 47 on our financial statements and disclosures.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. We are still evaluating whether the adoption of this pronouncement will result in expense recognition similar to the current pro forma disclosures under SFAS 123 disclosed in footnote 3 to the financial statements.

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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and the following:
•	decline in demand for transportation services;

•	the effect of economic conditions generally and particularly in the markets served by us;

•	our dependence upon the agricultural industry as a significant user of our rail services;

•	our dependence upon the availability of financing for acquisitions of railroads and other companies;

•	our dependence on Class I railroads to efficiently interchange traffic with us and to provide an adequate railroad car supply to carry traffic tendered by our shippers;

•	an adverse change in currency exchange rates;

•	interest rates or fuel costs;

•	weather conditions;

•	force majeure;

•	accidents or casualties;

•	a decline in the market acceptability of railroad services;

•	an organization or unionization of a material segment of our employee base;

•	the effect of competitive pricing;

•	failure to acquire additional businesses;

•	costs of seeking to acquire businesses;

•	the inability to integrate acquired businesses;

•	failure to achieve expected synergies;

•	failure to service debt;

•	failure to successfully market and sell non-core properties and assets; and

•	regulation by federal, state, local and foreign regulatory authorities.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     INTEREST RATES. Our interest rate risk results from our variable rate debt obligations under our amended and restated senior credit facility, as an increase in interest rates would result in lower earnings and increased cash outflows.
     On April 10, 2003, we entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003, expiring on November 24, 2005. Under the terms of these interest rate collar corridors the LIBOR component of our interest rates can fluctuate between 1.50% and 2.81%. However, if LIBOR exceeds 5.00%, we are responsible for interest at that LIBOR rate. The interest rate collar corridors qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these interest rate collar corridors was a net receivable of $0.2 million at September 30, 2005.
     On August 13, 2004, we entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.1 million at September 30, 2005.
     On August 13, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 3.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2005.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $0.9 million at September 30, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at September 30, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR rate. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of these swaps was a net receivable of $1.4 million at September 30, 2005.
     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 11% of total revenue during the three and nine months ended September 30, 2005. Due to the significance of fuel costs to our operations and the historical and increased recent volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. We have entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month (approximately 30% of consumption) from January 2005 through December 2005, at an average price of $1.45 per gallon, including taxes, transportation and distribution costs. The fair value of these hedges was a net receivable of $2.1 million at September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended September 30, 2005, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).
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

RAIL AMERICA, INC.

Date: November 9, 2005	By:	/s/ Michael J. Howe

Michael J. Howe, Executive Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)