Form 10-K
period 2005-12-31
RAILAMERICA INC /DE
filed 2006-03-16
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005, or

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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2)
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 computed by reference to the average bid and asked prices of registrant’s common stock reported on the New York Stock Exchange on such date was $455.3 million.
The number of shares outstanding of registrant’s Common Stock, $.001 par value per share, as of March 10, 2006 was 38,826,067.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

     This Form 10-K contains certain “forward-looking” statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailAmerica, Inc. and its subsidiaries that are based on the beliefs of our management and that involve known and unknown risks and uncertainties. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. These statements reflect the current risks, uncertainties and assumptions related to various factors including, without limitation, currency risk, casualties, Class I congestion, competitive factors, general economic conditions, customer relations, fuel costs, the interest rate environment, governmental regulation and supervision, the inability to successfully integrate acquired operations, weather, failure to service debt, one-time events, tax benefits and other factors described under the heading “Risk Factors” and elsewhere in this report and in other filings made by us with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated or intended. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “RailAmerica,” “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading owner and operator of short line and regional freight railroads in North America. We own, lease and/or operate a diversified portfolio of 43 railroads with approximately 8,000 miles of track located in the United States and Canada. Through our diversified portfolio of rail lines, we operate in numerous geographic regions with varying concentrations of commodities hauled. We seek to grow both through the expansion of the traffic base on our existing railroads and acquisitions of additional North American railroads.
     Pursuant to this strategy, we have completed the following acquisitions since 2000:
•	In February 2000, we acquired RailTex, Inc., a holding company that owned 25 railroads in the United States and Canada, for $294.2 million.

•	In January 2002, we acquired StatesRail, Inc., a holding company of 8 railroads in the United States, for $84.4 million.

•	In January 2002, we acquired ParkSierra Corp., a holding company of 3 railroads in the United States, for $46.2 million.

•	In May 2003, we acquired/leased a branch line in Alabama and Mississippi that is contiguous to our existing Alabama and Gulf Coast Railway for $15.1 million.

•	In June 2003, we acquired the San Luis & Rio Grande Railroad, a branch line in Colorado, for $7.2 million.

•	In January 2004, we acquired the Central Michigan Railway for $25.3 million.

•	In August 2004, we commenced operations under a 20 year lease agreement of the Chicago, Fort Wayne & Eastern Railroad, for an initial lease payment of $10.0 million.

•	In October 2004, we acquired the Midland Subdivision in Ohio for $8.6 million.

•	In September 2005, we commenced operations under a 25 year lease agreement for the Fremont, Michigan Line.

•	In September 2005, we acquired the Alcoa Railroad Group, comprising four railroads in the U.S., for $77.8 million.
     In addition, as part of our strategy, we continually review our portfolio of railroads. Our review is based on past and projected cash flows, infrastructure needs, marketing opportunities, operating complexity, as well as other qualitative factors.
     Based on these reviews, we have divested the following railroads since 2000:
•	August 2000, Minnesota Northern Railroad and the St. Croix Valley Railroad

•	December 2000, South Central Tennessee Railroad

•	December 2000, Pittsburgh Industrial Railroad

•	December 2000, Ontario L’Original Railway

•	December 2001, Dakota Rail, Inc.

•	March 2002, Georgia Southwestern Railroad

•	May 2002, Texas New Mexico Railroad

•	October 2003, San Pedro & Southwestern Railway

•	February 2004, Ferronor

•	August 2004, Freight Australia

•	December 2004, Arizona Eastern Railway Company

•	December 2004, West Texas and Lubbock Railroad

•	December 2005, San Luis & Rio Grande Railroad

•	January 2006, Mackenzie Northern Railway, Lakeland & Waterways Railway and Central Western Railway, collectively referred to as the Alberta Railroad Properties
     We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. Our principal executive office is located at 5300 Broken Sound Blvd, N.W., Boca Raton, Florida 33487, and our telephone number at that location is (561) 994-6015.
     Our Internet website address is www.railamerica.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found by selecting the option entitled “SEC FILINGS” in the “INVESTOR RELATIONS” section on our website. Additionally, our corporate governance guidelines, board committee charters, code of business conduct and ethics and code of ethics for principal executive officers and senior financial officers are available on our website and in print to any stockholder who requests them. Information contained in or connected to our website is not part of this report.
BUSINESS STRATEGY
     OPERATING SAFELY AND EFFICIENTLY. We are focused on operating safe railroads in an efficient manner. Through training, supervision and safety programs, we have reduced our Federal Railroad Administration, or FRA, personal injury frequency ratio from 5.83 in 1999 to 2.24 in 2005. The FRA personal injury frequency ratio is measured as reportable injuries per 200,000 man hours worked. In addition, we manage each of our railroads as an individual profit center allowing local management to make decisions on how to operate the railroad efficiently and profitably. We support the individual railroad operations with centralized purchasing, accounting, human resources, information technology, legal and other services, allowing us to realize synergies and economies of scale based on our size.
     PROVIDING SUPERIOR CUSTOMER SERVICE. We strive to increase our revenue by providing consistent, innovative, cost-efficient and reliable service to our customers. We work with customers, potential customers, industrial development organizations and our Class I interchange partners to develop creative transportation solutions. Our decentralized management structure is an important element of our marketing strategy. We give significant discretion with respect to sales and marketing activities to our local marketing managers and the General Managers of each railroad. As part of our marketing efforts, we often schedule more frequent rail service, help customers negotiate price and service levels with interchange partners and assist customers in obtaining the quantity and type of rail equipment required for their operations. We occasionally provide non-scheduled train service on short notice to accommodate customers’ special or emergency needs. We consider all of our employees to be customer service representatives and encourage them to initiate and maintain regular contact with shippers.
     CONTINUE TO GROW THROUGH SELECTIVE ACQUISITIONS. Over the last eleven years, we have completed twenty-nine acquisitions of railroad companies which owned or had equity interests in 65 railroads, for total consideration in excess of $780 million.

     We seek acquisition candidates that enable us to form geographic clusters of short lines, thereby affording management economies of scale as well as marketing and operating synergies. To be considered by us, acquisition candidates must typically be profitable, generate strong cash flows, have potential for further growth and possess well-maintained infrastructures.
     Acquisition opportunities in North America generally come from three sources. First, certain of the Class I railroads have been selling or leasing branch lines over the past several years. We entered into a lease for a branch line from CSX during 2005. We believe, based on our strong operating performance and relationships with the Class I railroads, we are a logical choice to acquire additional properties in the future. Second, as the short line industry itself continues to consolidate, we believe our industry reputation, demonstrated access to capital, breadth of geographic coverage and ability to efficiently evaluate and negotiate prospective transactions place us in a good position to acquire other independent short lines or short line holding companies. Third, as industrial companies sell their railroad operations, we believe our cost-effective and customer oriented approach makes us a strong candidate to acquire these railroads. We acquired four short line railroads from Alcoa, Inc. during 2005.
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
     ANALYZE AND DIVEST OF POOR PERFORMING RAILROADS. We continually review our portfolio of railroads. Our review is done based on past and projected cash flows, infrastructure needs, marketing opportunities, operating complexity, as well as other qualitative factors. If after performing our analysis, we determine that a railroad is not meeting our internal criteria for continued ownership we develop a strategy to improve the operations of the railroad either through changes in the operating plan and/or new marketing initiatives. These changes are made working in conjunction with our Class I interchange partners. If, after a period of time, the railroad continues to not meet our internal criteria, we consider other strategic options for the railroad, including divestiture.
INDUSTRY OVERVIEW
     The U.S. railroad industry is dominated by Class I railroads, that operated approximately 97,500 miles of track in 2004. In addition to large railroad operators, there were more than 540 short line and regional railroads, operating approximately 43,000 miles of track in 2004.
     The railroad industry is subject to regulation by various government agencies, including the Surface Transportation Board, or STB. For regulatory purposes, the STB classifies railroads into three groups: Class I, Class II and Class III, based on annual operating revenue. For 2004, the Class I railroads each had operating revenue of at least $289.4 million, Class II railroads each had revenue of $23.1 million to $289.3 million, and Class III railroads each had revenue of less than $23.1 million. These thresholds are adjusted annually for inflation.
     In compiling data on the U.S. railroad industry, the Association of American Railroads, or AAR, uses the STB’s revenue threshold for Class I railroads. Regionals are railroads operating at least 350 miles of rail line and/or having revenues between $40 million and the Class I revenue threshold. Locals are railroads falling below the Regional criteria, plus switching and terminal railroads.
2004 UNITED STATES INDUSTRY OVERVIEW

	Number of		2004 Revenue
Type of Railroad	Carriers	Miles Operated	(in billions)	% of Revenue
Class I	7	97,496	$39.1	92.9%
Regional	31	15,641	1.4	3.3
Local	518	27,109	1.6	3.8

Total	556	140,246	$42.1	100.0%

     As a result of deregulation in 1980, Class I railroads have been able to concentrate on core, long-haul routes, while selling or leasing many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as our company. Divesting branch lines allows Class I railroads to increase car velocity, focus investment on their core network, lower their cost structure and focus on the long-haul versus short-haul business. Because of the focus by short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads normally increases after divestiture by Class I railroads. Consequently, these transactions often result in net increases in the divesting carriers’ freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers’ core routes.
     In 2005 the majority of the Class I railroad short line spin-offs were derived from CSX Transportation and Burlington Northern Santa Fe Railway. The other Class I railroads created a limited number of short line railroad opportunities. Class I railroads have been divesting short line candidates via a variety of means: (a) outright sale for cash consideration, (b) lease of the railroad right-of-way for a period ranging from 10 to 25 years, or (c) lease of the land and a sale of the track and track-related structures. Currently, the Class I railroads appear to favor leases over sales.
RAILROAD OPERATIONS
     We currently own, lease or operate 43 rail properties in North America, of which 42 are short line freight railroads that provide transportation services for both on-line customers and Class I railroads that interchange with our rail lines. Short line railroads are typically less than 350 miles long, serve a particular class of customers in a small geographic area and interchange with Class I railroads. Short line rail operators primarily serve customers on their line by transporting products to and from interchange points with the Class I railroads. Each of our North American rail lines is typically the only rail carrier directly serving its customers. The ability to haul heavy and large quantities of freight as part of a long-distance haul makes our rail services generally a more effective, lower-cost alternative to other modes of transportation, including motor carriers. In addition to our 42 short line railroads, we operate a tourist railroad in Hawaii.
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
     CANADA. We own, lease or operate 5 short line rail properties in Canada with approximately 1,000 miles of track. Our Canadian properties are geographically diversified and operate in four provinces.
RAIL TRAFFIC
     Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Bridge traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line.
     Interline and local traffic combined generated 89%, 88% and 87% of our total freight revenue in 2005, 2004 and 2003, respectively. We believe that high levels of interline and local traffic provide us with greater stability of revenue because this traffic represents shipments to or from customers located along our lines and cannot be easily diverted to other rail carriers, unlike bridge traffic.
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

     The following table summarizes freight revenue by type of traffic carried by our North American railroads in 2005, 2004 and 2003 in dollars and as a percentage of total freight revenue.
FREIGHT REVENUE
(DOLLARS IN THOUSANDS)

	2005		2004		2003
	$	%	$	%	$	%
Interline	$318,754	84.3%	$272,988	82.6%	$238,832	82.6%
Local	17,562	4.6%	17,679	5.4%	12,735	4.4%
Bridge	41,784	11.1%	39,714	12.0%	37,661	13.0%

	$378,100	100.0%	$330,381	100.0%	$289,228	100.0%

     All of our short line properties interchange traffic with Class I railroads. The following table summarizes our significant connecting carriers in 2005, 2004 and 2003 by freight revenue and carloads as a percentage of total interchanged (interline and bridge) traffic.
INTERCHANGED TRAFFIC

	2005		2004		2003
	Revenue	Carloads	Revenue	Carloads	Revenue	Carloads
Union Pacific Railroad	26.8%	25.4%	28.7%	27.3%	31.1%	28.5%
CSX Transportation	19.5%	17.2%	19.1%	16.1%	18.9%	15.1%
Canadian National Railway	16.2%	14.7%	17.3%	16.8%	14.5%	14.3%
Burlington Northern Santa Fe Railway	13.5%	11.8%	14.2%	12.2%	14.4%	15.1%
Canadian Pacific	7.0%	13.8%	6.4%	12.0%	7.3%	12.3%
Norfolk Southern	5.7%	6.8%	5.9%	7.1%	5.4%	6.0%
All other railroads	11.3%	10.3%	8.4%	8.5%	8.4%	8.7%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

     Charges for interchanged traffic are generally billed to the customers by the connecting carrier and cover the entire transportation cost from origin to destination, including the portion that travels over our lines. Our revenue is generally paid directly to us by the connecting carriers rather than by customers and is payable regardless of whether the connecting carriers are able to collect from the customers. The revenue payable by connecting carriers is set forth in contracts entered into by each of our railroads with their respective connecting carriers and is generally subject to periodic inflation-related adjustments.
     In 2005, we served approximately 1,700 customers in North America. These customers shipped and/or received a wide variety of products. Although most of our North American railroads have a well-diversified customer base, several of the smaller rail lines have one or two dominant customers. In 2005, 2004 and 2003, our ten largest North American customers accounted for approximately 25%, 24% and 26% of our North American transportation revenue, respectively. No individual customer accounted for more than 10% of our revenue for the years ended 2005, 2004 and 2003.

     The following table sets forth, by number and percentage, the carloads hauled by our North American railroads during the years ended December 31, 2005, 2004 and 2003.
CARLOADS CARRIED BY COMMODITY GROUP

	2005		2004		2003
Commodity Group	Carloads	%	Carloads	%	Carloads	%

Agricultural & Farm Products	106,043	8%	97,397	8%	90,463	8%
Autos	24,619	2%	28,034	2%	33,888	3%
Chemicals	112,475	9%	103,410	9%	82,383	8%
Coal	150,344	12%	149,584	13%	142,928	13%
Food Products	87,973	7%	79,618	7%	63,192	6%
Intermodal	33,444	3%	35,231	3%	35,618	3%
Lumber & Forest Products	126,421	10%	119,012	10%	115,482	11%
Metals	98,874	8%	88,309	8%	84,907	8%
Metallic/Non-metallic Ores	69,090	6%	59,835	5%	51,278	5%
Minerals	59,700	5%	53,093	5%	48,796	4%
Paper Products	89,899	7%	88,552	7%	81,745	7%
Petroleum Products	48,260	4%	44,730	4%	39,027	4%
Railroad Equipment/Bridge Traffic	201,275	16%	191,237	16%	178,167	17%
Other	40,618	3%	36,010	3%	29,718	3%

Total	1,249,035	100%	1,174,052	100%	1,077,592	100%

EMPLOYEES
     Currently, we have approximately 2,000 full-time employees, including 110 full-time corporate employees. Approximately 900 of our railroad employees are subject to collective bargaining agreements.
SAFETY
     We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by our Vice President of Safety and Operating Practices, involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to governmental rules and regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing whether or not required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and the American Short Line and Regional Railroad Association Safety Committee. Our FRA reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 2.24 in 2005 as compared to 2.80 in 2004. For 2005, the industry average for all railroads was 2.28 while the industry average for short line railroads was 3.49.

REGULATION
     UNITED STATES. Our subsidiaries in the United States are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the STB, successor to the Interstate Commerce Commission, and the FRA, (2) labor related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer’s Liability Act, and (3) some limited regulation by agencies in the states in which we do business.
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
     Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act, or ICA, a federal statute which applies to the acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. In the case of an acquisition that is subject to review, the non-Canadian investor must observe a statutory waiting period prior to completion and satisfy the Minister responsible for the administration of the ICA that the investment will be of net benefit to Canada, giving regard to certain evaluative factors set out in the legislation.
     Any contemplated acquisitions may also be subject to the provisions of the Competition Act (Canada), or CA. The CA contains provisions relating to premerger notification as well as substantive merger provisions. An acquisition that exceeds certain financial thresholds set out in the CA may be subject to notification and observance of a statutory waiting period prior to completion, during which time the Commissioner of Competition (the “Commissioner”) will evaluate the impact of the acquisition upon competition. In addition, the Commissioner has the jurisdiction under the CA to review an acquisition that is a “merger” within the meaning of the CA in certain circumstances, even where notification is not filed.
RAILROAD RETIREMENT
     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2005, the Railroad Retirement System required up to a 20.25 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.
ITEM 1A. RISK FACTORS
     We have substantial debt and debt service requirements which could have adverse consequences on our business. As of December 31, 2005, we had indebtedness of $433.9 million and, as a result, we incur significant interest expense. The degree to which we are leveraged could have important consequences, including the following:
—	our ability to obtain additional financing in the future for capital expenditures, potential acquisitions, and other purposes may be limited or financing may not be available on terms favorable to us or at all;

—	a substantial portion of our cash flow from operations must be used to pay our interest expense and repay our debt, which reduces the funds that would otherwise be available to us for our operations and future business opportunities; and

—	fluctuations in market interest rates will affect the cost of our borrowings to the extent not covered by interest rate hedge agreements because our credit facilities bear interest at variable rates and only a portion of our borrowings are covered by hedge agreements.
     A default could result in acceleration of our indebtedness and permit our senior lenders to foreclose on our assets. Our competitors may operate on a less leveraged basis and may have significantly greater operating and financing flexibility than we do.
     As of December 31, 2005, we had $5.0 million of outstanding borrowings under our revolving credit facility. This facility allows us to borrow a total of $100 million for any purpose and we may borrow up to an additional $25 million of term debt in connection with acquisitions if we meet specified conditions. If new debt is added to our current debt levels, the related risks that we face would intensify. As of March 10, 2006, we had $1.5 million outstanding under the revolving credit facility.
     The credit agreement governing our senior credit facilities contains covenants that significantly restrict our operations. Our credit facilities contain numerous covenants imposing restrictions on our ability to, among other things:
—	incur more debt;

—	redeem or repurchase our common stock;

—	pay dividends or make other distributions;

—	make acquisitions or investments;

—	use assets as security in other transactions;

—	enter into transactions with affiliates;

—	merge or consolidate with others;

—	dispose of assets or use asset sale proceeds;

—	create liens on our assets;

—	make certain payments or capital expenditures;

—	extend credit; and

—	withstand a future downturn in our business.
     Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities could result in events of default under the credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness, allowing our senior lenders to foreclose on our assets.
     Rising fuel costs could materially adversely affect our business. Fuel costs were approximately 11% of our revenue for the year ended December 31, 2005, 9% for the year ended December 31, 2004 and 7% for the year ended December 31, 2003. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. During 2005, we offset a portion of higher fuel costs through our fuel surcharge program. However, to the extent that we are unable to maintain and expand the existing fuel surcharge program, increases in fuel prices could have an adverse effect on our operating results, financial condition or liquidity.
     As part of our railroad operations, we frequently transport hazardous materials. We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition or liquidity.
     The availability of qualified personnel and an aging workforce may adversely affect our operations. Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively affect our service levels. Our efforts to attract and retain qualified personnel may be hindered due to increased demand in the job market. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on our operating results, financial condition or liquidity.
     Some of our employees belong to labor unions and strikes or work stoppages could adversely affect our operations. Many of our employees are union-represented. Our union employees work under collective bargaining agreements with various labor organizations. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or their terms and conditions in future labor agreements were renegotiated, we could experience significant disruption of our operations higher ongoing labor costs.
     Our inability to integrate acquired businesses successfully could have adverse consequences for our business. Our acquisition program could be materially affected by the availability of suitable candidates and competition from other companies for the purchase of available candidates. We have acquired many railroads since we commenced operations in 1992 and intend to continue our acquisition program. The success of our acquisition program will depend on, among other things the availability of suitable candidates and competition from other companies for the purchase of available candidates. Financing for acquisitions may come from several sources, including cash on hand and proceeds from the incurrence of indebtedness or the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of any additional securities could result in dilution to our stockholders.
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

     Because we depend on Class I railroads for our operations, our business and financial results may be adversely affected if our relationships with Class I carriers deteriorates. The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on our North American railroads is interchanged with Class I carriers. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange, trackage rights and fuel surcharges. In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track, may decrease our revenue.
     Class I carriers are also sources of potential acquisition candidates as they continue to divest branch lines. Failure to maintain good relationships may adversely affect our ability to negotiate acquisitions of branch lines.
     We are subject to the risks of doing business in foreign countries. We currently have railroad operations in Canada. The risks of doing business in foreign countries include:
—	adverse changes in the economy of those countries;

—	exchange rate fluctuations;

—	government policies against ownership of businesses by non-nationals; and

—	economic uncertainties including, among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.
     We are subject to significant governmental and environmental regulation of our railroad operations. The failure to comply with environmental and other governmental regulations could have a material adverse effect on us. Our railroad and real estate ownership is subject to extensive foreign, federal, state and local environmental laws and regulations. We could incur significant costs as a result of any allegations or findings to the effect that we have violated or are strictly liable under these laws or regulations. We may be required to incur significant expenses to investigate and remediate environmental contamination. We are also subject to governmental regulation by a significant number of foreign, federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, environmental, maintenance and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us.
     A downturn in the economy could negatively affect demand for our services. Several of the commodities we transport come from industries with cyclical business operations. As a result, prolonged negative changes in domestic and global economic conditions affecting the producers and consumers of the commodities carried by us may decrease our revenue.
     Severe weather and natural disasters could disrupt normal business operations, which could result in increased costs and liabilities and decreases in revenues. Severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenue.
     We may face liability for casualty losses which are not covered by insurance. We have obtained insurance coverage for losses sustained by our railroads arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the Federal Employers’ Liability Act (“FELA”), rather than state workers’ compensation laws. Currently, we are responsible for the first $750,000 of expenditures per each incident under our general liability insurance policy and $1 million of expenditures per each incident under our property insurance policy. In addition, in each policy period, under our general liability insurance policy we are responsible for the first $1 million of expenditures, in the aggregate, on any incidents in excess of $750,000. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $100 million and $15 million on liability and property, respectively. In addition, adverse events directly and indirectly applicable to us, including such things as derailments, accidents, discharge of toxic waste, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies. We are currently involved in discussions with our insurers on the renewal of, and adjustments to our insurance coverage, which would revise some terms of coverage for future occurrences.
     Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations. Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically or certain coverage may not be available to us in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
RAILROAD PROPERTIES
     We operate over 8,000 miles of track in North America. The following map displays all of our North American railroad properties as of March 10, 2006:

     The following table sets forth information with respect to the North American railroad properties that we owned or leased as of March 10, 2006:

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Alabama & Gulf Coast Railway	Jan. 2002 May 2003	429	Owned; Trackage rights	Alabama, Florida	Forest and paper products, chemicals, minerals, stone

Arizona & California Railroad	Jan. 2002	297	Owned; Trackage rights	Arizona, California	Cement, asphalt, forest products, petroleum

Bauxite & Northern Railway	Sept. 2005	3	Owned	Arkansas	Chemicals

California Northern Railroad	Jan. 2002	255	Leased; Trackage rights	California	Food, metal, lumber, farm, chemicals

Cape Breton & Central Nova Scotia Railway	Feb. 2000	245	Owned	Nova Scotia	Coal, paper, petroleum

Carolina Piedmont Railroad	Feb. 2000	49	Owned	South Carolina	Chemicals, food, minerals

Cascade and Columbia River Railroad	Sept. 1996	130	Owned; Trackage rights	Washington	Lumber, minerals, agricultural products

Central Oregon & Pacific Railroad	Feb. 2000	449	Owned; Leased; Trackage rights	Oregon, California	Lumber, paper, chemicals

Central Railroad Company of Indiana	Feb. 2000	81	Owned	Indiana, Ohio	Metal products, chemicals, farm and food products

Central Railroad Company of Indianapolis	Feb. 2000	73	Leased; Trackage rights	Indiana	Farm and food products, chemicals, metals

Chicago, Fort Wayne & Eastern Railroad	July 2004	276	Leased	Indiana, Ohio	Agricultural products, metals and food products

Connecticut Southern Railroad	Feb. 2000	78	Owned; Trackage rights	Connecticut	Lumber, paper products, chemicals, bridge traffic

Dallas Consolidated	Feb. 2000	305	Leased	Texas	Minerals, food, paper products, chemicals
(Dallas, Garland & Northeastern Railroad and Texas Northeastern Railroad)

E&N Railway	Jan. 1999	181	Owned; Leased	British Columbia	Chemicals, agricultural

Eastern Alabama Railway	Jan. 2002	25	Owned	Alabama	Minerals

Goderich-Exeter Railway	Feb. 2000	159	Owned; Leased	Ontario	Auto parts, chemicals, non-metallics, minerals

Huron and Eastern Railway	Mar. 1986	328	Owned; leased;	Michigan	Agricultural products, food,
(including Central Michigan Railway)	May 1988		Trackage rights		chemicals, coal
	Jan. 2004

Ohio Consolidated	Feb. 2000	684	Owned; Leased	Michigan,	Autos, bridge traffic,
(Indiana & Ohio Railway, and Midland Subdivision)	Oct. 2004			Ohio, Indiana	agricultural products

Indiana Southern Railroad	Feb. 2000	176	Owned; Trackage rights	Indiana	Coal, farm products, chemicals

Kiamichi Railroad	Jan. 2002	230	Owned; Trackage rights	Arkansas, Oklahoma, Texas	Coal, paper products, minerals, forest products

Kyle Railroad	Jan. 2002	692	Leased; owned	Colorado, Kansas	Agricultural products, coal, minerals

Lahaina, Kaanapali & Pacific Railroad	Jan. 2002	6	Owned; leased	Hawaii	N/A

	DATE OF	TRACK			PRINCIPAL
RAILROAD	ACQUISITION	MILES	STRUCTURE	LOCATION	COMMODITIES
Massena Terminal Railroad	Sept. 2005	3	Owned	New York	Metallic and non-metallic ores

Michigan Consolidated (Mid-Michigan Railroad, Grand Rapids Eastern Railroad and Michigan Shore Railroad)	Feb. 2000	166	Owned; leased	Michigan	Agricultural products, auto parts, non-metallic ores, minerals

Missouri & Northern Arkansas Railroad	Feb. 2000	527	Owned; leased; trackage rights	Missouri, Arkansas, Kansas	Railroad equipment, coal, food products, agricultural products

New England Central Railroad	Feb. 2000	343	Owned; Leased	Vermont, New Hampshire, Massachusetts, Connecticut	Lumber, paper products, minerals, petroleum

Ottawa Valley Railway	July 1999	389	Leased	Ontario	Bridge traffic

Otter Tail Valley Railroad	Oct. 1996	72	Leased	Minnesota	Coal, agricultural products, fertilizer

Point Comfort & Northern Railway	Sept. 2005	13	Owned	Texas	Metallic and non-metallic ores

Puget Sound and Pacific Railroad	Jan. 2002	150	Owned; Trackage rights	Washington	Forest products, chemicals, intermodal

Rockdale, Sandow & Southern Railroad	Sept. 2005	6	Owned	Texas	Metallic and non-metallic ores

San Diego & Imperial Valley Railroad	Feb. 2000	124	Trackage rights	California,	Petroleum, paper

					products, lumber

San Joaquin Valley Railroad	Jan. 2002	341	Owned; Trackage rights	California	Food products, petroleum, chemicals, minerals

South Carolina Central Railroad	Feb. 2000	97	Owned	South Carolina	Chemicals, metals, coal, paper products

Southern Ontario Railway	July 1999	54	Leased	Ontario	Petroleum, metals, chemicals

Toledo, Peoria and Western Railway	Sept. 1999	293	Owned; Trackage rights	Indiana, Illinois	Intermodal, agricultural products, chemicals

Ventura County Railroad	Aug. 1998	13	Leased	California	Automobiles, chemicals, paper products

Virginia Consolidated (Chesapeake & Albermarle Railroad, North Carolina & Virginia Railroad, and Virginia Southern Railroad)	Feb. 2000	210	Leased; Owned	Virginia, North Carolina	Metals, coal, minerals

Total track miles		7,952

NORTH AMERICAN ROLLING STOCK
     The following tables summarize the composition, as of December 31, 2005, of our railroad equipment fleet.

		FREIGHT CARS
TYPE	OWNED	LEASED	TOTAL
Covered hopper cars	32	2,943	2,975
Open top hopper cars	105	135	240
Box cars	37	2,662	2,699
Flat cars	193	2,035	2,228
Tank cars	6	4	10
Gondolas	3	650	653
Passenger cars	10	0	10

	386	8,429	8,815

		LOCOMOTIVES
HORSEPOWER/UNIT	OWNED	LEASED	TOTAL
Over 2,000	13	186	199
1,500 to 2,000	85	183	268
Under 1,500	17	15	32

	115	384	499

     As noted above, over 75% of our locomotive fleet is leased on terms ranging from month-to-month to 10 years. The remaining lease terms for 53% of our locomotives end within the next three years. We will need to either renew these leases, exercise our purchase options where possible, or find other locomotives to replace them at the end of the lease term.
     Based on current and forecasted traffic levels on our railroads, management believes that our present equipment, combined with the availability of other rail cars and/or locomotives for hire, is adequate to support our operations. We believe that our insurance coverage with respect to our property and equipment is adequate.
ADMINISTRATIVE OFFICES AND OTHER
     We own a 59,500 square foot office building, located in Boca Raton, Florida, where our executive offices are located. Of this space, 7,900 square feet are leased to a third party. In addition, we lease approximately 10,000 square feet of office space in San Antonio, Texas for approximately $135,000 annually. The lease expires December 31, 2009.
ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of conducting our business, we become involved in various legal actions and other claims, some of which are currently pending. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. We are not involved in any litigation other than routine litigation incidental to our business.
     On October 26, 2004 a train operated by our subsidiary, the Central Oregon Pacific Rail, or CORP, derailed at Cow Creek Canyon in Oregon, resulting in the discharge of diesel fluid into Cow Creek. The CORP immediately initiated a remediation process and followed proper clean-up procedures. Although there was no long-term environmental impact resulting from the diesel spill, the United States Attorney’s Office for the District of Oregon and the Environmental Protection Agency have undertaken an investigation into the derailment to determine whether there has been a violation of the Clean Water Act, and have issued subpoenas to us and the CORP. At this time, the U.S. Attorney’s office has not informed us whether it will proceed with a prosecution. We recently learned that the EPA intends to interview some employees for purposes of assisting the government in deciding whether to prosecute. We cannot predict presently whether the government will pursue criminal proceedings seeking penalties or other remedial action.
     On February 7, 2005, the Surface Transportation Board entered an Order setting the terms for sale of our Toledo, Peoria &Western Railway’s 76 mile La Harpe – Hollis Line in western central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. We believe that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate us as required by these rules and regulations. As a result, we have appealed the Order to the U.S. Circuit Court of Appeals. We are unable to predict the outcome of this appeal, however, we do not believe the final outcome of this matter will materially affect our financial position, results of operations or cash flows.
     On August 28, 2005, a railcar containing styrene located on our Indiana & Ohio Railway (I&O Railway) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits have been filed against us and others connected to the tank car. Motions for class action certification have been filed but remain pending. In cooperation with our insurer, we have paid settlements to a substantial number of affected residents and businesses. The incident has also triggered inquiries from the Federal Railroad Administration (FRA) and other federal, state and local authorities charged with investigating such incidents. We anticipate that regulatory sanctions and fines will be assessed against our I&O Railway as a result of this incident. Because of the chemical release, the Ohio EPA, the US EPA, the State of Ohio and the City of Cincinnati are cooperating in a joint investigation of the incident, which we believe to be nearly complete. Should this investigation lead to environmental crime charges against our I&O Railway, potential fines upon conviction could range widely and could be material. While we are unable to predict with certainty the outcome of the various matters pending, during the third quarter of 2005 we estimated that our cost for this incident will be $2.3 million, inclusive of the possible regulatory sanctions noted above.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the New York Stock Exchange (NYSE) on January 2, 2002 under the symbol “RRA”. Prior to January 2, 2002, our common stock traded on the Nasdaq National Market (Nasdaq) under the symbol “RAIL”.
Description of Common Stock
     A total of 60 million shares of common stock is authorized, of which 38,688,496 shares were outstanding as of December 31, 2005. Each share is entitled to one vote in all matters requiring a vote of shareholders. As of March 10, 2006, there were approximately 523 holders of record and we believe at least 6,100 beneficial owners of our common stock. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 38 million as of December 31, 2005, and is expected to increase in 2006 due to anticipated stock option exercises and other incentive programs.
     We have never declared or paid a dividend on our common stock. Our senior credit agreement prevents us from paying cash dividends.
     Set forth below is high and low price information for our common stock as reported on the NYSE for each period presented.

2004	High Sales Price	Low Sales Price
First Quarter	$13.40	$10.80
Second Quarter	14.75	11.55
Third Quarter	14.73	10.18
Fourth Quarter	13.39	10.30

2005	High Sales Price	Low Sales Price
First Quarter	$13.40	$11.55
Second Quarter	12.67	9.95
Third Quarter	12.31	10.60
Fourth Quarter	12.09	10.11

2006	High Sales Price	Low Sales Price
First Quarter (through March 10)	$12.00	$8.97
Issuer Purchases of Equity Securities Information
     We did not repurchase any shares of our common stock during 2004. During the year ended December 31, 2005, we accepted 4,656 shares in lieu of cash payments by employees and non-employee directors for payroll tax withholdings relating to stock based compensation.

ITEM 6. SELECTED FINANCIAL DATA
     The results of our continuing operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 include the results of certain railroads from the dates they were acquired by purchase or lease as follows: Alcoa Railroad Group effective September 30, 2005; Fremont Line effective September 10, 2005, Midland Subdivision effective October 15, 2004; Chicago, Fort Wayne & Eastern Railroad effective August 1, 2004; Central Michigan Railway effective January 25, 2004; San Luis and Rio Grande Railroad effective June 29, 2003; the Mobile Line, effective June 1, 2003; StatesRail, effective January 4, 2002; and ParkSierra, effective January 8, 2002. The income statement data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from, and are qualified by reference to, audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and the notes thereto. The income statement data set forth below for the periods ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our financial statements not included in this report on Form 10-K. Freight Australia, Ferronor, the Arizona Eastern Railway Company and West Texas and Lubbock Railroad, all sold in 2004, and the San Luis and Rio Grande Railroad, which was sold in 2005, and the Alberta Railroad Properties, which were sold in 2006, have been presented as discontinued operations and thus have been excluded from the income statement data and freight carloads within the operating data.

	AS OF AND FOR THE
	YEAR ENDED DECEMBER 31,
(in thousands, except operating and per share data)	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Operating revenue	$423,682	$369,432	$329,810	$309,499	$227,167
Operating income	51,265	38,646	68,359	61,749	48,498
Income (loss) from continuing operations	30,845	(23,134)	21,125	288	5,757
Basic earnings (loss) per common share from continuing operations	$0.82	$(0.66)	$0.66	$0.01	$0.26
Diluted earnings (loss) per common share from continuing operations	$0.80	$(0.66)	$0.65	$0.01	$0.24

Weighted average common shares — Basic	37,817	34,982	31,806	32,047	21,510
Weighted average common shares — Diluted	38,460	34,982	34,336	32,620	22,706

BALANCE SHEET DATA
Total assets	$1,147,376	$1,016,143	$1,232,490	$1,106,553	$891,168
Long-term obligations, including current maturities	433,873	363,350	330,839	387,321	301,687
Subordinated debt, including current maturities	—	4,028	143,040	141,331	144,988
Stockholders’ equity	431,278	380,926	371,760	278,903	220,959

OPERATING DATA
Freight carloads (continuing operations)	1,249,035	1,174,052	1,077,592	1,052,140	840,322
Track mileage	8,000	8,800	13,300	12,900	11,000
Number of full time employees	2,000	1,900	2,700	2,700	2,200

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We pursue growth by seeking to increase the number of our carloads and our average rate per carload and by continuing our program of selectively acquiring railroads that we believe will provide operating efficiencies, strategic advantages and/or profit and cash flow improvement opportunities. Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses. Each of these costs is included in one of the following functional departments: maintenance of way, maintenance of equipment, transportation, equipment rental, and selling, general & administrative. In addition, depreciation of our fixed assets and asset sale gains and losses are significant components of our operating income.
Carload Growth and Acquisitions
     Our total North American carloads increased by 6.4%, including 2.0% on a “same railroad” basis, during the year ended 2005 compared to the year ended 2004, with our average rate per carload increasing from $281 to $303. “Same railroad” amounts exclude amounts associated with railroads, or portions of railroads, sold or acquired by us after January 1, 2005. We expect “same railroad” carload growth to be approximately 1%-2% during 2006.
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
     On June 28, 2004, our wholly-owned subsidiary, the Dallas, Garland & Northeastern Railroad, commenced operations of Mockingbird Yard in Dallas and 11 miles of track through a 10 year agreement with the Union Pacific Railroad. Under terms of the agreement with Union Pacific, the Dallas, Garland & Northeastern Railroad will serve customers on the line, with the intention of growing the business and creating a more efficient interchange with the Union Pacific Railroad.
     On October 16, 2004, our wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., executed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision. We also entered into a 25-year lease of related real estate.
     On September 10, 2005, our wholly-owned subsidiary, Mid-Michigan Railroad, entered into a 25-year lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSX Transportation.
     On September 30, 2005, our wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa, Inc. referred to as the Alcoa Railroad Group. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc.. As part of the agreement, we have entered into three long term service agreements with Alcoa, under which we will continue to provide service to Alcoa’s facilities. We assumed control of the operations of the Alcoa Railroad Group on October 1, 2005. In conjunction with the purchase of the Alcoa Railroad Group, on September 30, 2005, we entered into an amendment to our senior credit facility, which added $75 million to the U.S. dollar tranche of the term loan facility.

Divestitures
     In February 2004, we completed the sale of our 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. In January 2006, we received $7.1 million in full satisfaction of the amounts outstanding. During the year ended December 31, 2004, we recognized a $4.0 million tax charge resulting from the sale of our interest in Ferronor and the repatriation of the cash proceeds to the U.S. Ferronor’s results of operations have been reclassified to discontinued operations on our consolidated financial statements.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims have yet been asserted by the buyer. We believe the ultimate impact of any claim, should one be asserted, alleging a breach of the representations and warranties will not have a material effect on our future results of operations. However, if we are required to make a payment to the buyer, it could have a material effect on future cash flows. During the year ended December 31, 2004, we recognized a gain of $20.2 million, pre-tax and $2.0 million, net of income taxes on the sale. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. During the fourth quarter of 2005, we recorded an additional tax benefit of $1.6 million. This adjustment has been included in discontinued operations for the year ended December 31, 2005. Freight Australia’s results of operations have been reclassified to discontinued operations on our consolidated financial statements.
     In conjunction with the sale of Freight Australia, on September 29, 2004, we completed the purchase of $125.7 million of our $130 million principal amount of 12 7/8% senior subordinated notes due 2010. At the same time, we amended and restated our credit agreement to extend the maturity by two years, reduced the margin rate by 0.5%, borrowed $350 million in term loans and increased the availability of the U.S. dollar denominated revolving loans by $10 million.
     In December 2004, we sold the Arizona Eastern Railway Company for $2.8 million in cash, resulting in a pretax gain of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.
     In December 2004, we also completed the sale of our West Texas and Lubbock Railroad for $1.8 million in cash and a long term note of $3.6 million, resulting in a pretax and after tax gain of $0.1 million. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.
     In December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a pretax loss of $0.6 million, or $0.1 million after tax. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated pretax loss on the sale of the properties of $2.5 million, or $3.8 million after tax. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.1 million in cash. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate amount of carloads equal to or greater than 4,000 must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented.

Commodity Mix
     Our railroads operate independently with their own management, employees and customer base. They are spread out geographically and carry a diverse mix of commodities. For the year ended December 31, 2005, bridge traffic accounted for 16%, coal accounted for 12%, and lumber and forest products accounted for 10% of our carloads in North America. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 15%, chemicals generated 12% and metals generated 10% of our North American freight revenue for the year ended December 31, 2005. Bridge traffic, which neither originates nor terminates on our line and generally has a lower rate per carload, generated 7% of our freight revenue during the year ended December 31, 2005.
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
     Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the statutory tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and an adverse effect on earnings. Additionally, changes in our estimates regarding the statutory tax rates to be applied to the reversal of deferred tax assets and liabilities could materially affect our effective tax rate.
     Property, plant and equipment comprised 79% of our total assets as of December 31, 2005. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
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
     Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

NAME OF RAILROAD	DATE OF ACQUISITION
Mobile Line	May 2003
San Luis and Rio Grande Railroad	June 2003
Central Michigan Railway	January 2004
Chicago, Fort Wayne & Eastern Railroad	August 2004
Midland Subdivision	October 2004
Fremont Line	September 2005
Alcoa Railroad Group	October 2005
     We disposed of certain railroads as follows:

NAME OF RAILROAD	DATE OF DISPOSITION
San Pedro & Southwestern Railway	October 2003
Arizona Eastern Railway Company	December 2004
West Texas and Lubbock Railroad	December 2004
San Luis and Rio Grande Railroad	December 2005
     As a result, the results of operations for the years ended December 31, 2005, 2004 and 2003 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented. In addition, the results of operations for three of our Canadian railroads, the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway, collectively referred to as the Alberta Railroad Properties, were reclassified to discontinued operations for the years presented.
COMPARISON OF CONSOLIDATED OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
     The following table sets forth the operating revenue and expenses by functional category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2005		2004

Operating revenue	$423,682	100%	$369,432	100%

Operating expenses:
Maintenance of way	52,902	12.5%	45,378	12.3%
Maintenance of equipment	16,078	3.8%	13,350	3.6%
Transportation	140,775	33.2%	112,093	30.3%
Equipment rental	48,425	11.4%	37,196	10.1%
Selling, general and administrative	84,262	19.9%	85,701	23.2%
Net gain on sale of assets	(1,139)	-0.3%	(3,963)	-1.1%
Impairment of assets	—	0.0%	12,569	3.4%
Depreciation and amortization	31,114	7.4%	28,462	7.7%

Total operating expenses	372,417	87.9%	330,786	89.5%

Operating income	$51,265	12.1%	$38,646	10.5%

     The following table sets forth the operating revenue and expenses by natural category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2005		2004

Operating revenue	$423,682	100%	$369,432	100%

Operating expenses:
Labor and benefits	131,107	30.9%	125,679	34.0%
Equipment rents	51,088	12.1%	38,865	10.5%
Purchased services	32,718	7.7%	26,368	7.2%
Diesel fuel	46,699	11.0%	33,504	9.1%
Casualties and insurance	23,083	5.5%	19,948	5.4%
Materials	10,345	2.4%	8,274	2.2%
Joint facilities	12,375	2.9%	11,902	3.2%
Other expenses	35,027	8.3%	29,178	7.9%
Net gain on sale of assets	(1,139)	-0.3%	(3,963)	-1.1%
Impairment of assets	—	0.0%	12,569	3.4%
Depreciation and amortization	31,114	7.4%	28,462	7.7%

Total operating expenses	372,417	87.9%	330,786	89.5%

Operating income	$51,265	12.1%	$38,646	10.5%

     OPERATING REVENUE. Operating revenue increased by $54.3 million, or 15%, to $423.7 million for the year ended 2005, from $369.4 million for the year ended 2004. Total carloads increased 6% to 1,249,035 in 2005, from 1,174,052 in 2004. Excluding revenue of $19.2 million in 2005 for the acquired railroads, the Central Michigan Railway, the Chicago, Ft. Wayne & Eastern Railroad, the Midland Subdivision, the Fremont Line and the Alcoa Railroad Group, operating revenue increased $35.1 million, or 10%, while carloads increased by 23,757, or 2%. This increase in “same railroad” revenue was primarily due to an increase in rates, higher fuel surcharges, a change in commodity mix, the increase in carloads and a strengthening of the Canadian dollar compared to the U.S. dollar. We expect revenue to increase by approximately 7%-10% in 2006.
     The increase in the average rate per carload to $303 in the year ended December 31, 2005, from $281 in 2004 was primarily due to an increase in rates, including the fuel surcharge, a change in commodity mix and the improvement in the Canadian dollar.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2005 and 2004:

	For the year ended			For the year ended
	December 31, 2005			December 31, 2004
	Freight		Average rate	Freight		Average rate
(dollars in thousands, except average rate per carload)	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$55,556	126,421	$439	$47,830	119,012	$402
Chemicals	45,991	112,475	409	40,428	103,410	391
Metal	37,690	98,874	381	31,662	88,309	359
Agricultural & Farm Products	35,458	106,043	334	30,239	97,397	310
Paper Products	32,936	89,899	366	29,298	88,552	331
Coal	32,622	150,344	217	28,137	149,584	188
Food Products	29,428	87,973	335	26,474	79,618	333
Railroad Equipment/Bridge Traffic	25,217	201,275	125	24,494	191,237	128
Minerals	22,953	59,700	384	19,214	53,093	362
Metallic/Non-metallic Ores	19,485	69,090	282	16,691	59,835	279
Petroleum Products	17,657	48,260	366	15,267	44,730	341
Other	12,986	40,618	320	10,185	36,010	283
Autos	6,339	24,619	257	6,759	28,034	241
Intermodal	3,782	33,444	113	3,703	35,231	105

Total	$378,100	1,249,035	$303	$330,381	1,174,052	$281

     Lumber and forest product revenue was $55.6 million in the year ended December 31, 2005, compared to $47.8 million in the year ended December 31, 2004, an increase of $7.8 million or 16%. This increase was primarily due to increased moves in Oregon and California as a result of a strong demand for lumber and the re-opening of a tunnel in April 2005 on one of our West Coast railroads which had been out of service for over one year.
     Chemical revenue was $46.0 million in the year ended December 31, 2005, compared to $40.4 million in the year ended December 31, 2004, an increase of $5.6 million or 14%. This increase was primarily due to the acquisitions of the Chicago, Ft. Wayne & Eastern Railroad and Central Michigan Railway.
     Metal revenue was $37.7 million in the year ended December 31, 2005, compared to $31.7 million in the year ended December 31, 2004, an increase of $6.0 million or 19%. This increase was due to the acquisition of the Chicago, Ft. Wayne & Eastern Railroad, increased business with an existing customer in southern Ontario and increased pig iron shipments in the Midwest, partially offset by the loss of a customer in California.
     Agricultural and farm products revenue was $35.5 million in the year ended December 31, 2005, compared to $30.2 million in the year ended December 31, 2004, an increase of $5.3 million or 17%. This increase was primarily due to favorable growing conditions and outlook for the fall harvest in the Midwest leading to movement of wheat and the acquisitions of the Chicago, Ft. Wayne & Eastern Railroad and the Midland Subdivision, partially offset by a severe drought in Illinois causing farmers to hold crops.
     Paper products revenue was $32.9 million in the year ended December 31, 2005, compared to $29.3 million in the year ended December 31, 2004, an increase of $3.6 million or 12%. This increase was the result of increased business with existing and new customers in Alabama, the strengthening of the Canadian dollar, as well as the acquisition of the Chicago, Ft. Wayne & Eastern Railroad.
     Coal revenue was $32.6 million in the year ended December 31, 2005, compared to $28.1 million in the year ended December 31, 2004, an increase of $4.5 million or 16%. This increase was a result of an increase in market share from trucks in Indiana, a strong demand for coal in Missouri and Arkansas and increased business with existing customers in the Midwest and Oklahoma, partially offset by a decrease in traffic out of the Powder River Basin.
     Food products revenue was $29.4 million in the year ended December 31, 2005, compared to $26.5 million in the year ended December 31, 2004, an increase of $2.9 million or 11%. This increase was due to the acquisition of the Chicago, Ft. Wayne & Eastern Railroad and increased exports of soybean meal to Asia.
     Bridge traffic revenue was $25.2 million in the year ended December 31, 2005, compared to $24.5 million in the year ended December 31, 2004, an increase of $0.7 million or 3%. This increase was primarily due to additional haulage by Class I carriers in Canada, partially offset by a decrease in Class I haulage in Ohio due to new routing protocols with Class I carriers.
     Minerals revenue was $23.0 million in the year ended December 31, 2005, compared to $19.2 million in the year ended December 31, 2004, an increase of $3.8 million or 19%. This increase was primarily due to increased business in Texas, Oklahoma and Alabama with new and existing customers as a result of increased demand for construction materials.
     Metallic and non-metallic ores revenue was $19.5 million in the year ended December 31, 2005, compared to $16.7 million in the year ended December 31, 2004, an increase of $2.8 million or 17%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Petroleum products revenue was $17.7 million in the year ended December 31, 2005, compared to $15.3 million in the year ended December 31, 2004, an increase of $2.4 million or 16%. This increase was due to increased demand for fuel oil in Canada, increased carloads at one of our West Coast railroads as a result of increased oil and refinery production and the strengthening of the Canadian dollar.
     Other revenue was $13.0 million in the year ended December 31, 2005, compared to $10.2 million in the year ended December 31, 2004, an increase of $2.8 million or 28%. This increase was primarily due to an increase in construction and debris haulage in New England with a new customer and in South Carolina with existing customers.
     Autos revenue was $6.3 million in the year ended December 31, 2005, compared to $6.8 million in the year ended December 31, 2004, a decrease of $0.5 million or 6%. This decrease was due to reduced motor vehicle shipments in Ohio and

Michigan, partially offset by an increase in auto part shipments for new 2005 orders.
     Intermodal revenue increased slightly to $3.8 million in the year ended December 31, 2005, compared to $3.7 million in the year ended December 31, 2004.
     OPERATING EXPENSES. Operating expenses increased to $372.4 million in the year ended December 31, 2005, from $330.8 million in the year ended December 31, 2004. The operating ratio, defined as total operating expenses divided by total operating revenue, was 87.9% in 2005 compared to 89.5% in 2004. The improvement in the operating ratio was primarily due to the $12.6 million charge in the third quarter of 2004 for the impairment of the E&N Railway, partially offset by higher casualty costs in 2005 as a result of the styrene tank car incident, as well as higher than anticipated costs associated with the recently acquired Midland Subdivision. We expect our operating ratio for 2006 to be in the range of 86%-88%.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $7.5 million, or 17%, to $52.9 million in the year ended December 31, 2005, from $45.4 million in the year ended December 31, 2004, primarily due to higher track and signal maintenance costs in 2005, as well as the acquisitions in 2004 of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad. As a percentage of revenue, maintenance of way increased to 12.5% in 2005 from 12.3% in 2004, primarily due to higher track and signal maintenance costs. Within maintenance of way expenses, casualty and insurance costs decreased in 2005 by $0.9 million, or 0.6 percentage points as a result of costs incurred in 2004 relating to the tunnel fire on our railroad in Oregon. We experienced 115 Federal Railroad Administration (“FRA”) reportable incidents, consisting of both reportable train incidents and reportable personal injuries, in both 2005 and 2004. Our FRA personal injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 2.24 in 2005 compared to 2.80 in 2004.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $2.7 million, or 20%, to $16.1 million in the year ended December 31, 2005, from $13.4 million in the year ended December 31, 2004, primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004 as well as increased system car repairs and locomotive repairs. Maintenance of equipment increased as a percentage of revenue to 3.8% in 2005, from 3.6% in 2004.
     TRANSPORTATION. Transportation expense increased $28.7 million, or 26%, to $140.8 million in the year ended December 31, 2005, from $112.1 million in the year ended December 31, 2004, due to the increase in carloads for both “same railroad” and acquisitions, higher fuel prices and higher casualty expense as a result of the styrene tank car incident on the Indiana and Ohio Railroad. As a percentage of revenue, transportation expense increased to 33.2% in 2005, from 30.3% in 2004. This increase is primarily due to higher fuel costs, which accounted for a 2.0 percentage point increase, higher casualty costs for the tank car incident, which accounted for a 0.6 percentage point increase, along with higher labor costs and higher costs associated with the recently acquired Midland Subdivision. Fuel costs were, on average, $1.75 per gallon in 2005 compared to $1.36 per gallon in 2004, resulting in a $10.1 million increase in fuel expense in 2005, partially offset by a benefit of $3.7 million from our fuel hedges in 2005.
     EQUIPMENT RENTAL. Equipment rental increased $11.2 million, or 30%, to $48.4 million in the year ended December 31, 2005, from $37.2 million in the year ended December 31, 2004. The increase is primarily due to the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad in 2004, the acquisition of the Alcoa Railroad Group in 2005, increased car hire expense, as well as additional railcar leases to support lumber traffic in California. As a percentage of revenue, equipment rental increased to 11.4% in 2005 from 10.1% in 2004.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense decreased $1.4 million to $84.3 million in the year ended December 31, 2005, from $85.7 million in the year ended December 31, 2004, primarily due to the former CEO retirement costs incurred during the third quarter of 2004, partially offset by an increase in costs associated with the acquisitions of the Midland Subdivision and the Chicago, Ft. Wayne & Eastern Railroad and an increase in health insurance costs in 2005. As a percentage of revenue, selling, general and administrative expense decreased to 19.9% in 2005, from 23.2% in 2004, primarily due to the retirement costs referenced above and an increase in revenue while the dollar amount spent on selling, general, and administrative expenses such as labor and purchased services remained relatively consistent.
     ASSET SALES. Asset sales resulted in a net gain of $1.1 million in the year ended December 31, 2005 and a net gain of $4.0 million for the year ended December 31, 2004.
     IMPAIRMENT OF E&N RAILWAY. During the third quarter of 2004, we committed to a plan to dispose of the E&N

Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, we do not expect significant proceeds from this disposal and accordingly, recorded an impairment charge of $12.6 million during the year ended December 31, 2004.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased as a percentage of revenue to 7.4% in the year ended December 31, 2005, from 7.7% in the year ended December 31, 2004. Depreciation expense increased $2.7 million from 2004 to 2005 as a result of additional capital expenditures incurred during 2005.
     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $7.4 million to $20.3 million for the year ended December 31, 2005, from $27.7 million in the year ended December 31, 2004. This decrease is primarily due to the repurchase of our 12 7/8% senior subordinated notes and amendment and refinancing of our senior credit facility in the third quarter of 2004 and the conversion and redemption of our junior convertible debentures at July 31, 2004, partially offset by higher short-term interest rates in 2005. In addition, interest expense of $0.6 million and $4.3 million for the years ended December 31, 2005 and 2004, respectively, were allocated to discontinued operations.
     FINANCING COSTS. In September 2004, we incurred costs to amend and restate our senior credit facility and to repurchase our 12 7/8% senior subordinated notes. The $39.5 million in costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million in redemption premiums for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes. In August 2005, we redeemed the remaining $4.3 million of the senior subordinated notes which resulted in a charge of $0.3 million for the redemption premium paid and $0.3 million for the write-off of deferred loan costs, original issue discount and bank fees related to the remaining senior subordinated notes.
     INCOME TAXES. Our effective income tax rates in the years ended December 31, 2005 and 2004 for continuing operations were -2% and 19%, respectively. The rate for 2005 includes a federal tax benefit of approximately $13.0 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. The rate for 2004 includes a tax charge of $2.2 million related to the refinancing in September 2004, a reduced tax benefit of $0.9 million associated with the E&N Railway impairment and a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs.
     DISCONTINUED OPERATIONS. During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.5 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the years ended December 31, 2005 and 2004, the San Luis & Rio Grande Railroad contributed income of $0.3 million and a loss of $0.5 million to the income from discontinued operations, respectively.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax. We completed the sale of the Alberta Properties in January 2006 for $22.1 million in cash. The results of operations for the Alberta Properties have been reclassified to discontinued operations for the periods presented. For the years ended December 31, 2005 and 2004, the Alberta Properties contributed income of $1.5 million and $2.2 million to the income from discontinued operations, respectively.
     During December 2004, we sold the Arizona Eastern Railway Company for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2004, the Arizona Eastern Railway Company contributed a pretax loss of $3.9 million, or $2.4 million after tax, to the loss from discontinued operations. These results from operations include a pretax impairment charge of $4.0 million.
     During the fourth quarter of 2004, we committed to a plan to dispose of the West Texas and Lubbock Railroad. We completed the sale of the West Texas and Lubbock Railroad during December 2004, for $1.8 million in cash and a long term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2004, the West Texas and Lubbock Railroad contributed income of $0.5 million to the loss from discontinued

operations.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims have yet been asserted by the buyer. We believe the ultimate impact of any claim, should one be asserted, alleging a breach of the representations and warranties will not have a material effect on our future results of operations. However, if we are required to make a payment to the buyer, it could have a material effect on future cash flows. During the year ended December 31, 2004, we recognized a gain of $20.2 million, pre-tax and $2.0 million, net of income taxes on the sale. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. During the fourth quarter of 2005, we recorded an additional tax benefit of $1.6 million. This adjustment has been included in discontinued operations for the year ended December 31, 2005. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase our 12 7/8% senior subordinated notes. Freight Australia’s results of operations have been presented in discontinued operations on our consolidated financial statements. The results of Freight Australia have been included in the financial statements through the date of sale of the entity, August 31, 2004. For the year ended December 31, 2004, Freight Australia contributed a loss of $0.9 million to the loss from discontinued operations.
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

	For the years ended December 31,
	2004		2003

Operating revenue	$369,432	100%	$329,810	100%

Operating expenses:
Maintenance of way	45,378	12.3%	34,794	10.6%
Maintenance of equipment	13,350	3.6%	12,280	3.7%
Transportation	112,093	30.3%	87,831	26.6%
Equipment rental	37,196	10.1%	31,493	9.6%
Selling, general and administrative	85,701	23.2%	75,159	22.8%
Net gain on sale of assets	(3,963)	-1.1%	(3,213)	-1.0%
Impairment of assets	12,569	3.4%	—	0.0%
Depreciation and amortization	28,462	7.7%	23,107	7.0%

Total operating expenses	330,786	89.5%	261,451	79.3%

Operating income	$38,646	10.5%	$68,359	20.7%

     The following table sets forth the operating revenue and expenses by natural category for our consolidated operations for the periods indicated (in thousands).

	For the years ended December 31,
	2004		2003

Operating revenue	$369,432	100%	$329,810	100%

Operating expenses:
Labor and benefits	125,679	34.0%	107,086	32.5%
Equipment rents	38,865	10.5%	32,929	10.0%
Purchased services	26,368	7.2%	22,917	7.0%
Diesel fuel	33,504	9.1%	22,533	6.8%
Casualties and insurance	19,948	5.4%	14,084	4.3%
Materials	8,274	2.2%	7,397	2.2%
Joint facilities	11,902	3.2%	8,258	2.5%
Other expenses	29,178	7.9%	26,353	8.0%
Net gain on sale of assets	(3,963)	-1.1%	(3,213)	-1.0%
Impairment of assets	12,569	3.4%	—	0.0%
Depreciation and amortization	28,462	7.7%	23,107	7.0%

Total operating expenses	330,786	89.5%	261,451	79.3%

Operating income	$38,646	10.5%	$68,359	20.7%

     OPERATING REVENUE. Operating revenue increased by $39.6 million, or 12%, to $369.4 million in the year ended 2004, from $329.8 million in the year ended 2003. Total carloads increased by 39,623, or 9%, to 1,174,052 in 2004 from 1,077,592 in 2003. Excluding revenue of $0.3 million in 2003 from the disposed San Pedro & Southwestern Railway, and $21.9 million in 2004 for the acquired Mobile Line, Central Michigan Railway, Chicago Fort Wayne & Eastern Railroad and Midland Subdivision, operating revenue increased $17.9 million or 5%, while carloads increased by 35,552 or 3%. The increase in “same railroad” revenue is primarily due to the increase in carloads, the strengthening of the Canadian dollar compared to the U.S. dollar, which positively impacted operating revenue by $4.0 million for the year ended December 31, 2004, as well as changes in commodity mix and fuel surcharges. Non-freight revenue for the year ended December 31, 2003 included $1.0 million from the sale of easements along several of our railroad properties.

     The increase in the average rate per carload to $281 in the year ended December 31, 2004, from $268 in 2003, was primarily due to the improvement in the Canadian dollar, the acquisition of the Mobile Line and the Central Michigan Railway, which resulted in higher rates per carload due to increased lengths of haul, changes in commodity mix and the fuel surcharges.
     The following table compares North American freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2004 and 2003:

	For the year ended			For the year ended
	December 31, 2004			December 31, 2003
	Freight		Average rate	Freight		Average rate
(dollars in thousands, except average rate per carload)	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$47,830	119,012	$402	$46,352	115,482	$401
Chemicals	40,428	103,410	391	29,811	82,383	362
Metal	31,662	88,309	359	26,513	84,907	312
Agricultural & Farm Products	30,239	97,397	310	27,862	90,463	308
Paper Products	29,298	88,552	331	25,135	81,745	307
Coal	28,137	149,584	188	24,475	142,928	171
Food Products	26,474	79,618	333	20,351	63,192	322
Railroad Equipment/Bridge Traffic	24,494	191,237	128	23,319	178,167	131
Minerals	19,214	53,093	362	17,254	48,796	354
Metallic/Non-metallic Ores	16,691	59,835	279	13,827	51,278	270
Petroleum Products	15,267	44,730	341	12,998	39,027	333
Other	10,185	36,010	283	9,012	29,718	303
Autos	6,759	28,034	241	8,088	33,888	239
Intermodal	3,703	35,231	105	4,231	35,618	119

Total	$330,381	1,174,052	$281	$289,228	1,077,592	$268

     Lumber and forest product revenue was $47.8 million in the year ended December 31, 2004, compared to $46.4 million in the year ended December 31, 2003, an increase of $1.4 million or 3%. This increase was primarily due to a strong demand for lumber as a result of new construction.
     Chemical revenue was $40.4 million in the year ended December 31, 2004, compared to $29.8 million in the year ended December 31, 2003, an increase of $10.6 million or 36%. This increase was primarily due to the Mobile Line, Central Michigan Railway and Chicago, Fort Wayne & Eastern Railroad acquisitions.
     Metals revenue was $31.7 million in the year ended December 31, 2004, compared to $26.5 million in the year ended December 31, 2003, an increase of $5.2 million or 19%. This increase was primarily due to a customer’s plant expansion in North Carolina, a pipeline project in Kansas and the Mobile Line and Chicago, Fort Wayne & Eastern Railroad acquisitions.
     Agricultural and farm products revenue was $30.2 million in the year ended December 31, 2004, compared to $27.9 million in the year ended December 31, 2003, an increase of $2.3 million or 9%. This increase was primarily due to the improved wheat crop in Kansas compared to the prior year, partially offset by a bumper crop of corn and soybeans in the Midwest as a result of a drought in the region.
     Paper products revenue was $29.3 million in the year ended December 31, 2004, compared to $25.1 million in the year ended December 31, 2003, an increase of $4.2 million or 17%. This increase was due to the Mobile Line, Central Michigan Railway and the Chicago, Fort Wayne & Eastern Railroad acquisitions, an increase in paper production in Nova Scotia, increased business with existing customers in Oklahoma and New England and the strengthening of the Canadian dollar, partially offset by a decrease in carloads in Oregon as a result of a paper mill closure and in Alabama as a result of Hurricane Ivan.
     Coal revenue was $28.1 million in the year ended December 31, 2004, compared to $24.5 million in the year ended December 31, 2003, an increase of $3.6 million or 15%. This increase was a result of increased production at an existing customer in Arkansas, the acquisition of the Central Michigan Railway, new business in Nova Scotia and Indiana and the strengthening of the Canadian dollar.

     Food products revenue was $26.5 million in the year ended December 31, 2004, compared to $20.4 million in the year ended December 31, 2003, an increase of $6.1 million or 30%. This increase was due to new business moving soybeans and other products in Washington, increased business with existing customers in California and Texas and the acquisition of the Chicago, Fort Wayne & Eastern Railway.
     Railroad equipment and bridge traffic revenue was $24.5 million in the year ended December 31, 2004, compared to $23.3 million in the year ended December 31, 2003, an increase of $1.2 million or 5%. This increase was due to carload moves for a utility company in Arkansas returning to historical levels in 2004 from an abnormally low level in 2003 and additional haulage by Class I carriers.
     Minerals revenue was $19.2 million in the year ended December 31, 2004, compared to $17.3 million in the year ended December 31, 2003, an increase of $1.9 million or 11%. This increase was due to new fertilizer business in Indiana, new contracts in Alabama as a result of the Mobile Line acquisition, a strong demand for asphalt in Colorado and increased business with customers in Texas and Arizona.
     Metallic and non-metallic ores revenue was $16.7 million in the year ended December 31, 2004, compared to $13.8 million in the year ended December 31, 2003, an increase of $2.9 million or 21%. This increase was due to the acquisitions of the Mobile Line and Chicago, Fort Wayne & Eastern Railroad, increased carloads with existing customers in Texas, North Carolina and Alabama and new customer business in Oklahoma.
     Petroleum products revenue was $15.3 million in the year ended December 31, 2004, compared to $13.0 million in the year ended December 31, 2003, an increase of $2.3 million or 17%. This increase was primarily due to an increase in the demand for petroleum products in Southern Ontario and Colorado, new business in Indiana, a strong propane market and the Chicago, Fort Wayne & Eastern Railroad acquisition.
     Other revenue was $10.2 million in the year ended December 31, 2004, compared to $9.0 million in the year ended December 31, 2003, an increase of $1.2 million or 13%. This increase was primarily due to the Central Michigan Railway acquisition, a strong market for steel scrap and increased carloads with new and existing customers in Connecticut to move debris.
     Autos revenue was $6.8 million in the year ended December 31, 2004, compared to $8.1 million in the year ended December 31, 2003, a decrease of $1.3 million or 16%. This decrease was primarily due to the loss of business to another form of transportation in Michigan and customers losing contracts with the large automotive producers.
     Intermodal revenue was $3.7 million in the year ended December 31, 2004, compared to $4.2 million in the year ended December 31, 2003, a decrease of $0.5 million or 12%. This decrease was due to the closure of an intermodal facility in Indiana.
     OPERATING EXPENSES. Operating expenses increased to $330.8 million in the year ended December 31, 2004, from $261.5 million in the year ended 2003. The operating ratio was 89.5% in 2004 compared to 79.3% in 2003. The increase in the operating ratio was primarily due to an impairment charge of $12.6 million on the E&N Railway, the charge of $6.7 million for the retirement of our former CEO and higher fuel and casualty costs in 2004. Both periods include corporate general and administrative expenses, which had previously been classified as corporate overhead.
     MAINTENANCE OF WAY. Maintenance of way expenses increased $10.6 million, or 30%, to $45.4 million in 2004 from $34.8 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the effect of a full year from the 2003 acquisition of the Mobile Line as well as higher casualty costs in 2004 and the strengthening of the Canadian dollar. As a percentage of revenue, maintenance of way increased to 12.3% in 2004, from 10.6% in 2003, primarily due to higher casualty costs in the year ended 2004. The increase in casualty costs was due to both a greater number of FRA reportable train incidents as well as FRA reportable personal injuries in 2004 compared to 2003. During 2004, we experienced 66 FRA reportable train incidents compared to 52 in 2003. Our FRA personal injury frequency ratio in 2004 was 2.80 compared to 2.05 in 2003.
     MAINTENANCE OF EQUIPMENT. Maintenance of equipment expense increased $1.1 million, or 9%, to $13.4 million in 2004 from $12.3 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the effect of a full year from the 2003 acquisition of the Mobile Line as well as the strengthening of the Canadian dollar. Maintenance of equipment decreased as a percentage of revenue to 3.6% in 2004, from 3.7% in 2003.
     TRANSPORTATION. Transportation expense increased $24.3 million, or 28% to $112.1 million in 2004 from $87.8 million in 2003 due to the increase in carloads for both “same railroad” and acquisitions, as well as higher fuel prices and the strengthening of the Canadian dollar. As a percentage of revenue, transportation expense increased to 30.3% in 2004 from 26.6% in 2003. This increase was primarily due to higher fuel costs, which accounted for a 2.3 percentage point increase, and higher joint facility costs, which accounted for a 0.6 percentage point increase. Joint facility costs increased as a result of trackage rights and switching fees associated with the Mobile Line and Central Michigan Railway acquisitions. Fuel costs averaged $1.36 per gallon in 2004 compared to $0.99 per gallon in 2003, resulting in a $9.0 million increase in fuel expense in 2004.
     EQUIPMENT RENTAL. Equipment rental increased $5.7 million, or 18%, to $37.2 million in 2004 from $31.5 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the effect of a full year from the 2003 acquisition of the Mobile Line as well as the strengthening of the Canadian dollar. As a percentage of revenue, equipment rental increased to 10.1% in 2004, compared to 9.6% in 2003, due to higher car hire expense resulting from Class I congestion and additional railcar leases to support increased lumber traffic in California.
     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $10.5 million, or 14%, to $85.7 million in 2004 from $75.2 million in 2003 primarily due to the $6.7 million charge related to the retirement of our former CEO. In accordance with the terms of the severance agreement, $3.1 million was paid into a deferred compensation account and is maintained as a long-term asset and liability on our balance sheet. In addition, 0.1 million stock options were vested, 1.2 million stock options were extended for three years and 24,918 restricted shares were vested, resulting in a non-cash charge of $3.6 million. Our former CEO continues to be eligible for future payments under our Long Term Incentive Plan through the 2006 performance period. No amount has been accrued for any future payments which he may receive. Selling, general and administrative expense increased as a percentage of revenue to 23.2% in 2004, from 22.8% in 2003 primarily due to the charge for our former CEO’s retirement. Excluding this charge, which accounted for a 1.3 percentage point increase, selling, general and administrative expense decreased as a percentage of revenue to 21.9% in 2004 from 22.8% in 2003 due to the increase in revenue while the dollar amount spent on selling, general, and administrative expenses remained relatively flat.
     ASSET SALES. Net gains on sales of assets were comparable at $4.0 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively.
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
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.4 million, or 23%, to $28.5 million in 2004 from $23.1 million in 2003 primarily due to the acquisitions in 2004 of the Midland Subdivision, the Chicago, Fort Wayne & Eastern and the Central Michigan Railroad, and the effect of a full year from the 2003 acquisition of the Mobile Line. As a percentage of revenue, depreciation and amortization increased to 7.7% in 2004, from 7.0% in 2003.
     INTEREST AND OTHER EXPENSE. Interest and other expense, including amortization of deferred financing costs, decreased $3.9 million to $27.7 million in 2004 from $31.6 million in 2003. This decrease was primarily due to the conversion and redemption of our junior convertible debentures at July 31, 2004, the repurchase of our 12 7/8% senior subordinated notes and the refinancing of our senior credit facility in September 2004. Interest expense of $4.3 million and $5.7 million for the years ended December 31, 2004 and 2003, respectively, has been allocated to discontinued operations.
     FINANCING COSTS. In September 2004, we incurred costs to refinance our senior credit facility and to repurchase our 12 7/8% senior subordinated notes. The $39.5 million of costs consist of $7.7 million for the write-off of deferred loan costs associated with the original senior credit facility, $19.2 million in redemption premiums for the purchase of the senior subordinated notes and $12.6 million for the write-off of deferred loan costs, original issue discount and bank fees related to the senior subordinated notes.

     INCOME TAXES. Our effective tax rates in 2004 and 2003 for continuing operations were 19% and 43%, respectively. The rate for 2004 includes a tax charge of $2.2 million related to the refinancing in September 2004, a reduced tax benefit of $0.9 million associated with the E&N Railway impairment and a tax charge of $1.2 million relating to non-deductible charges from the former CEO’s retirement costs. The effective tax rate in 2003 was impacted by recording a provision of $1.5 million from an increase in the Ontario, Canada provincial tax rates.
     DISCONTINUED OPERATIONS. In December 2005, we completed the sale of our San Luis & Rio Grande Railroad. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the years ended December 31, 2004 and 2003, the San Luis & Rio Grande Railroad contributed a loss of $0.5 million and income of $0.1 million to the income from discontinued operations, respectively.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Properties. The results of operations for the Alberta Properties have been reclassified to discontinued operations for the periods presented. For the years ended December 31, 2004 and 2003, the Alberta Properties contributed income of $2.2 million and $3.0 million to the income from discontinued operations, respectively.
     During December 2004, we sold the Arizona Eastern Railway Company for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented. For the year ended December 31, 2004, the Arizona Eastern Railway Company contributed a pretax loss of $3.9 million, or $2.4 million after tax, and pretax income of $0.5 million, or $0.5 million after tax, to the loss from discontinued operations. The 2004 results from operations include a pretax impairment charge of $4.0 million.
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
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provided various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims have yet been asserted by the buyer. We believe the ultimate impact of any claim, should one be asserted, alleging a breach of the representations and warranties will not have a material effect on our future results of operations. However, if we are required to make a payment to the buyer, it could have a material effect on future cash flows. During the year ended December 31, 2004, we recognized a gain of $20.2 million, pre-tax and $2.0 million, net of income taxes on the sale. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase our 12 7/8% senior subordinated notes. Freight Australia’s results of operations have been presented in discontinued operations in our consolidated financial statements. The results of Freight Australia have been included in the financial statements through the date of sale of the entity, August 31, 2004. For the years ended December 31, 2004 and 2003, Freight Australia contributed losses of $0.9 million, and $10.0 million, respectively, to the loss from discontinued operations.
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
LIQUIDITY AND CAPITAL RESOURCES — COMBINED OPERATIONS
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. As of December 31, 2005, we had $5.0 million outstanding under the U.S. dollar tranche of the revolving credit facility. Cash flows provided by operations of $54.1 million less capital expenditures of $75.9 million resulted in a net cash outflow of $21.8 million for the year ended December 31, 2005 compared to a net cash outflow of $27.7 million for the year ended December 31, 2004. The decrease in net cash outflow is primarily due to capital expenditures incurred for Freight Australia during the first eight months of 2004. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
     Our long-term business strategy includes the selective acquisition and disposition of transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. We cannot predict the amount of capital that may be required for such acquisitions or business development, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all.
     As of December 31, 2005, our net debt (defined as total debt less cash and cash equivalents) was 49.4% of total capitalization. We expect this ratio to continue to fluctuate between 45% and 55% during the next twelve months.
Operating Activities
     Our cash provided by operating activities increased $6.0 million, to $54.1 million, for the year ended December 31, 2005, from $48.1 million for the comparable period in 2004. The increase in cash provided by operating activities is primarily due to a $10.0 million increase in working capital accounts. Total cash provided by operating activities for the year ended December 31, 2005, consists of net income of $30.8 million and $33.5 million in depreciation and amortization, partially offset by $2.2 million in deferred income taxes and other and $10.0 million of net increases in working capital accounts compared to total cash provided by operating activities for the year ended December 31, 2004, which consisted of a net loss of $25.9 million, $43.1 million in depreciation and amortization, an add-back of $39.5 million for financing costs, $16.6 million in impairment charges, $9.5 million in deferred income taxes and other and an add-back of $3.6 million for the non-cash portion of the charge for our former CEO’s retirement, partially offset by the $10.0 million initial lease payment to CSX, $25.3 million of asset sale gains and $3.7 million of net increases in working capital accounts.
     Our cash provided by operating activities decreased $20.4 million, to $48.1 million, for the year ended December 31, 2004, from $68.5 million for the comparable period in 2003. The decrease in cash provided by operating activities is primarily due to the $10.0 million initial lease payment on the Chicago, Fort Wayne & Eastern Railroad, a $3.7 million increase in working capital accounts and the $3.1 million cash payment associated with our former CEO’s retirement. Total cash provided by operating activities for the year ended December 31, 2004, consists of a net loss of $25.9 million, $43.1 million in depreciation and amortization, an add-back of $39.5 million for financing costs, $16.6 million in impairment charges, $9.5 million in deferred income taxes and other and an add-back of $3.6 million for the non-cash portion of the charge for our former CEO’s retirement, partially offset by the $10.0 million initial lease payment to CSX, $25.3 million of asset sale gains and $3.7 million of net increases in working capital accounts compared to total cash provided by operating activities for the year ended December 31, 2003, which consisted of $14.7 million of net income, $46.8 million of depreciation and amortization, and $13.0 million in deferred taxes and other, partially offset by a net increase in working capital accounts of $2.8 million and $3.3 million in asset sale gains.
Investing Activities
     Cash provided by (used in) investing activities was ($139.0) million in 2005 compared to $110.7 million in 2004. The decrease is primarily due to net cash proceeds of $198.8 million received on the sale of Freight Australia in 2004 and the payment of $77.8 million for the Alcoa Railroad Group in 2005. Capital expenditures were $75.9 million in 2005 and $75.8 million, or $62.3 million excluding Freight Australia, in 2004. The increase was due to a rail project on our Ottawa Valley Railway and specially designated business development capital. Asset sale proceeds were $14.9 million for the year ended December 31, 2005 primarily due to the receipt of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in February 2005 and $5.5 million for the sale of the San Luis and Rio Grande Railroad in December 2005, compared to $222.7 million in 2004, primarily due to the sale of Ferronor in February 2004 and Freight Australia in August 2004. We expect capital expenditures in 2006 to be approximately $60-$70 million.
     Cash provided by (used in) investing activities was $110.7 million in 2004 compared to ($88.1) million in 2003. The increase is primarily due to the net cash proceeds of $198.8 million received on the sale of Freight Australia. Additionally, capital expenditures in 2004 were $75.8 million, or $4.3 million higher than capital expenditures in 2003. This increase was due to higher capitalized maintenance projects in Australia as a result of the increased grain tonnage and the appreciation of the Australian dollar and maintenance projects in North America related to acquisitions. Capital expenditures in North America were $62.3 million in 2004, compared to $64.5 million in 2003. Asset sale proceeds were $222.7 million in 2004 compared to $11.2 million in 2003, primarily due to the sale of Freight Australia in August 2004 and Ferronor in February 2004.
Financing Activities
     Cash provided by (used in) financing activities was $74.5 million for the year ended 2005 compared to ($148.4) million in the year ended 2004. The increase of $222.9 million was primarily due to the repurchase of the 12 7/8% senior subordinated notes in 2004, the repayment of the Australian component of our senior debt following the sale of Freight Australia and the borrowing of $75 million on the U.S. term loan tranche of our senior credit facility in 2005 for the purchase of the Alcoa Railroad Group. Cash proceeds from the exercise of options and warrants decreased $19.8 million to $9.0 million in 2005 from $28.8 million in 2004.
     Cash provided by (used in) financing activities was ($148.4) million for the year ended 2004 compared to $1.5 million in the year ended 2003. The decrease of $149.9 million was primarily due to the repurchase of the 12 7/8% senior subordinated notes during 2004 and the repayment of the Australian component of our senior debt following the sale of Freight Australia. Cash proceeds from the exercise of options and warrants increased $27.1 million to $28.8 million in 2004 from $1.7 million in 2003.
Working Capital
     As of December 31, 2005, we had a working capital deficit of $15.1 million, including cash on hand of $14.3 million, and $95.0 million of availability under our revolving credit facility, compared to a working capital deficit of $6.6 million, cash on hand of $24.3 million and $100.0 million of availability under our revolving credit facility at December 31, 2004. The decrease in working capital at December 31, 2005, compared to December 31, 2004, is primarily due to an increase in current payables as a result of the assumption of negative working capital from the Alcoa Railroad Group and the classification of a portion of our Australia tax provision to current payables in 2005. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
Long-term debt
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility in 2004. On September 30, 2005, we entered into Amendment No. 1 of our amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility. We may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the administrative agent and lead arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of December 31, 2005, we had $5.0 million in U.S. dollar loans outstanding under the revolving credit facility and no Canadian dollar loans outstanding under the revolving loan portion of the credit facility.
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

(b)	the average rate for 30 day Canadian dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at December 31, 2005, or

•	the reserve-adjusted LIBOR plus a specified margin determined based on our leverage ratio, which margin was 2.25% for term loans and 2.00% for revolving loans at December 31, 2005.
     The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to our leverage ratio (which is the ratio of our total debt to our EBITDA, as these terms are defined in our amended and restated credit agreement) exceeding 4.0 during the twelve months ended September 30, 2005 and remains at that level as of December 31, 2005. The leverage ratio was 4.36 for the twelve months ended December 31, 2005. Our covenants require us to maintain a leverage ratio below 4.75 until September 30, 2006, and below 4.5 thereafter. We anticipate that our leverage ratio will remain below 4.5 for the next twelve months.
     The default interest rate under the amended and restated senior credit facility is 2.0% above the otherwise applicable rate. The U.S. term loan and the U.S. dollar denominated revolver are collateralized by the assets of, and guaranteed by, us and most of our U.S. subsidiaries. The Canadian term loan and the Canadian dollar denominated revolver are collateralized by the assets of, and guaranteed by, us and most of our U.S. and Canadian subsidiaries. The loans were provided by a syndicate of banks with UBS Securities LLC, as lead arranger, UBS AG, Stamford Branch, as administrative agent and The Bank of Nova Scotia, as collateral agent.
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
     In addition, the amended and restated senior credit facility contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of December 31, 2005, and anticipate being in compliance with our covenants during the next twelve months.
     Our amended and restated senior credit facility allows us to invest in permitted acquisitions of up to $80 million in any one transaction but not to exceed $300 million over the seven-year term of the amended and restated senior credit facility and requires us to be in compliance with our financial covenants on a pro forma basis taking into account our acquisitions and any related financing for the prior four fiscal quarters. Although we have no current plans to make acquisitions that do not meet these criteria, if proposed acquisitions exceed these limits we would seek to obtain waivers from the lenders or their consent to amend the relevant provisions. To date, we have used $8.3 million of the $300 million acquisition limit. We do not believe these restrictions are likely to affect our acquisition program.

     On September 29, 2004, we repurchased $125.7 million of our $130 million principal amount 12-7/8% senior subordinated notes due August 15, 2010, through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of most of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which removed most of the restrictive covenants contained in the indenture, became effective on September 29, 2004, upon our acceptance for purchase of the tendered notes, and is binding upon the holders of the notes that were not tendered in the tender offer. We used proceeds from the sale of our Australian subsidiary and from the amended and restated senior credit facility to fund the purchase of the notes. In addition to the redemption premium charge of approximately $19.2 million for the purchase of the notes, we incurred non-cash charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the notes. On August 15, 2005, we redeemed the $4.3 million of notes that remained outstanding for a call price of $1.064375 per $1.00 principal amount of the notes. In addition to the redemption premium charge of approximately $0.3 million for the purchase of the remaining notes, we incurred non-cash charges of approximately $0.3 million related to the write-off of deferred loan costs and original issue discounts of the notes during the year ended December 31, 2005.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The fair value of this swap was a net receivable of $1.3 million at December 31, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. The fair value of this cap was a net receivable of $0.3 million at December 31, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. The fair value of these swaps was a net receivable of $2.0 million at December 31, 2005.
     All of these interest rate swaps and caps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Contractual Obligations
     Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our existing long-term debt and lease obligations as of December 31, 2005:

			2007 -	2009-	After
	TOTAL	2006	2008	2010	2010
Long-term debt	$430,993	$5,562	$9,282	$117,948	$298,201

Capital lease obligations	$2,880	$517	$1,173	$727	$463

Operating lease obligations	$136,995	$32,402	$52,277	$21,544	$30,772

Other long-term liabilities	$15,337	$1,269	$2,047	$2,050	$9,971

Total contractual cash obligations (1)	$586,205	$39,750	$64,779	$142,269	$339,407

(1)	There were no material purchase obligations outstanding as of December 31, 2005.
Common Stock Repurchase Program
     We occasionally repurchase our common stock under our share repurchase program. These repurchases are limited to $5 million per year under our senior credit facility. We did not repurchase any shares during 2004. During the year ended December 31, 2005, we accepted 4,656 shares in lieu of cash payments by employees and non-employee directors for payroll tax withholdings relating to stock based compensation.

Credit Ratings
     As of December 31, 2005, our corporate credit ratings were BB- with a positive outlook and Ba3 with a stable outlook by Standard and Poor’s and Moody’s Investor Service, respectively. Our long-term secured debt is rated BB and Ba3.
RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements and disclosures.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. We expect the adoption of this pronouncement will add an additional estimated $0.4 million to our labor expense in 2006.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We currently use derivatives to hedge against increases in fuel prices and interest rates. We formally document the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on our balance sheet, commitments or forecasted transactions. When we enter into a derivative contract, and at least quarterly, we assess whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income, a separate component of Stockholders’ Equity, and reclassified into earnings in the period during which the hedge transaction affects earnings.
     We monitor our hedging positions and the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.
     FOREIGN CURRENCY. Our foreign currency risk arises from owning and operating railroads in Canada. As of December 31, 2005, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During 2005, the Canadian dollar increased 7% in value in comparison to the U.S dollar. The increase in the Canadian dollar led to an increase of $4.1 million in reported revenue and $1.2 million increase in reported operating income in 2005, compared to 2004.
     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations under our senior credit facility, as an increase in interest rates would result in lower earnings and increased cash outflows.

     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $1.3 million at December 31, 2005.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at December 31, 2005.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.0 million at December 31, 2005.
     DIESEL FUEL. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 11% of total revenues during the year ended December 31, 2005. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis.
     The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. For 2005, we had entered into fuel swap agreements to hedge the equivalent of 750,000 gallons per month (approximately 30% of consumption) from January 2005 through November 2005, at an average price of $1.45 per gallon, including transportation and distribution costs. This was increased to 1,000,000 gallons for the month of December 2005 at an average price of $1.68 per gallon, including transportation and distribution costs. As of December 31, 2005, we have entered into fuel hedge agreements for 250,000 gallons per month for January and February 2006 at an average rate of $1.91 per gallon and an additional 75,000 gallons per month for all of 2006 (approximately 10% of consumption) at an average rate of $1.92 per gallon, including transportation and distribution costs.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As permitted, we have excluded from our evaluation the 2005 acquisition of the Alcoa Railroad Group, which is included in the 2005 Consolidated Financial Statements, and which represent 7.9% of consolidated total assets as of December 31, 2005, and 1.3% of consolidated operating revenue and 2.4% of consolidated net income for the year ended December 31, 2005. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.
     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting which occurred during the fourth quarter of fiscal year 2005 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Officer Certifications
     We have filed the certification of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005. In June 2005, our chief executive officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by RailAmerica, Inc. of the NYSE’s corporate governance listing standards.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006.
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning certain relationships and related transactions is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal accounting fees and services is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The financial statements filed as part of this report are listed separately in the Index of Financial Statements on page F-1 of this report.

(b)	Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 26, 2001, by and among RailAmerica, Inc., ParkSierra Acquisition Corp. and ParkSierra Corp. (9)

2.2	Merger Agreement, dated as of October 12, 2001, among RailAmerica, Inc., StatesRail Acquisition Corp. and StatesRail, Inc. (11)

2.3	Stock Purchase Agreement, dated October 12, 2001, among RailAmerica, Inc., New StatesRail Holdings, Inc., StatesRail L.L.C., West Texas and Lubbock Railroad Company, Inc. and the Members of StatesRail L.L.C. (11)

2.4	Letter Agreement, dated as of October 12, 2001, between the parties to Exhibits 2.2 and 2.3 above (11)

2.5	Asset Purchase Agreement, dated November 25, 2003, among the Huron and Eastern Railway Company, Inc. and the Straits Corporation (19)

2.6	Lease and purchase of rail improvements agreement, dated as of October 13, 2004, between the Indiana & Ohio Central Railroad Company Inc. and CSX Transportation, Inc. (18)

2.7	Stock Purchase Agreement, dated September 13, 2005, between RailAmerica Transportation Corp. and Alcoa Inc. (22)

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc., as amended (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated (14)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (10)

4.1	Form of Common Stock Purchase Rights Agreement, dated as of January 6, 1998, between RailAmerica, Inc. and American Stock Transfer & Trust Company (2)

4.2	Certificate of Designation of Series A Convertible Redeemable Preferred Stock of RailAmerica, Inc. (5)

4.3	Third Amendment to the Rights Agreement, dated as of January 13, 2000, between RailAmerica, Inc. and American Stock Transfer & Trust Company (4)

4.6	Fourth Amendment to the Rights Agreement, dated as of April 13, 2000, between RailAmerica, Inc. and American Stock Transfer and Trust Company (6)

4.7	Waiver and Supplemental Agreement, dated as of April 13, 2000, among RailAmerica, Inc. and EGS Associates, L.P., EGS Partners, L.L.C., BEV Partners, L.P., Jonas Partners, L.P., EGS Management, L.L.C., William Ehrman, Frederic Greenberg, Jonas Gerstl and Juli Oliver (7)

4.8	Indenture, dated as of August 14, 2000, between RailAmerica Transportation Corp., the Guarantors named therein and Wells Fargo Bank Minnesota, N.A. (8)

4.13	First Supplemental Indenture (11)

4.14	Second Supplemental Indenture (11)

4.15	Third Supplemental Indenture (20)

4.16	Fourth Supplemental Indenture (20)

10.45	RailAmerica, Inc. 1995 Non-Employee Director Stock Option Plan (1)+

10.46	RailAmerica, Inc. 1995 Employee Stock Purchase Plan (1)+

10.63	RailAmerica, Inc. 1998 Executive Incentive Compensation Plan (3)+

10.80	Form of Change in Control Agreements between RailAmerica, Inc. and certain executive officers (11) +

10.81	Service Agreement, dated April 4, 2001, between RailAmerica, Inc. and Marinus van Onselen and first amendment thereto (11) +

10.82	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary O. Marino (11) +

10.83	Amended and Restated Executive Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Donald D. Redfearn (11) +

10.84	Employment Agreement, dated as of January 1, 2002, between RailAmerica, Inc. and Gary M. Spiegel (11)+

10.86	Amendment No. 1 to Credit Agreement (12)

10.87	Deferred Compensation Plan, as amended (12) +

10.88	Adoption Agreement relating to Deferred Compensation Plan, as amended (12) +

10.89	Long Term Incentive Plan, as amended (13) +

10.90	Annual Incentive Plan (13) +

10.91	Separation Agreeement, dated as of November 14, 2003, between RailAmerica, Inc. and Gary M. Spiegel (15)

10.92	Separation Agreeement, dated as of April 7, 2004, between RailAmerica, Inc. and Gary O. Marino (16)

10.93	Land and track lease agreement, dated as of July 26, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc. (17)

10.94	Amendment to the land and track lease agreement, dated as of July 30, 2004, between the Central Railroad Company of Indianapolis and CSX Transportation, Inc. (17)

10.95	Amended and Restated Credit Agreement, dated as of September 29, 2004, among RailAmerica, Inc., Palm Beach Rail Holdings, Inc., RailAmerica Transportation Corp., as Borrower, RailAmerica Canada Corp., as the Canadian Term Borrower, Railink Canada Ltd., as the Canadian Revolver Borrower, as the Lenders, UBS Securities LLC, as sole Lead Arranger and Bookrunner, UBS AG, Stamford Branch, as Administrative Agent, and the Bank of Nova Scotia, as Collateral Agent (21)

10.96	Employment agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn. (18)+

10.97	Amendment to the Amended and Restated Employment agreement, dated as of July 5, 2004, between RailAmerica, Inc. and Donald D. Redfearn (18)+

10.98	Employment agreement, dated as of July 22, 2004, between RailAmerica, Inc. and Rodney J. Conklin (18)+

10.99	Employment agreement, dated as of June 16, 2004, between RailAmerica, Inc. and Michael J. Howe (18)+

10.100	Change in control severance agreement, dated as of August 1, 2004, between RailAmerica, Inc. and Charles Swinburn (18)

10.101	RailAmerica, Inc. 2005 Employee Stock Purchase Plan (23)

10.102	Second Amendment to the RailAmerica, Inc. 1998 Executive Incentive Compensation Plan (23)+

10.103	Change in control severance agreement, dated as of May 26, 2005, between RailAmerica, Inc. and Robert J. Rabin (24)

10.104	Change in control severance agreement, dated as of May 26, 2005, between RailAmerica, Inc. and Scott G. Williams (24)

10.105	Amendment No. 1 to the Amended and Restated Credit Agreement, dated September 30, 2005 (25)

14.1	Code of Ethics

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to exhibit No. 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on January 8, 1998.

(3)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 1998, filed with the Securities and Exchange Commission on May 14, 1998.

(4)	Incorporated by reference to exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K as of January 13, 2000, filed with the Securities and Exchange Commission on January 26, 2000.

(5)	Incorporated by reference to the exhibit of the same number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

(6)	Incorporated by reference to Exhibit 4.1 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(7)	Incorporated by reference to Exhibit 4.2 filed as part of RailAmerica, Inc.’s Form 8-K, dated April 13, 2000.

(8)	Incorporated by reference to the Exhibit 4.1 filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-45196.

(9)	Incorporated by reference to the Annex A, filed as part of RailAmerica, Inc.’s Registration Statement on Form S-4, Registration No. 333-75290.

(10)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

(11)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

(12)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

(13)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 9, 2003.

(14)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(15)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

(16)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 10, 2004.

(17)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 4, 2004.

(18)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004.

(19)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on February 9, 2004.

(20)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on October 5, 2004.

(21)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K/A, filed with the Securities and Exchange Commission on October 6, 2004.

(22)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on September 14, 2005.

(23)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2005.

(24)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on June 21, 2005.

(25)	Incorporated by reference to exhibit number 10.101 filed as part of RailAmerica, Inc.’s Form 8-K, filed with the Securities and Exchange Commission on October 4, 2005.

+	Executive Compensation Plan or Arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
By:	/s/ MICHAEL J. HOWE
Michael J. Howe, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Dated March 16, 2006
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ CHARLES SWINBURN Charles Swinburn	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ WILLIAM G. PAGONIS William G. Pagonis	Chairman of the Board of Directors	March 16, 2006

/s/ DONALD D. REDFEARN Donald D. Redfearn	President, Chief Administrative Officer, Secretary and Director	March 16, 2006

/s/ DOUGLAS R. NICHOLS Douglas R. Nichols	Director	March 16, 2006

/s/ RICHARD RAMPELL Richard Rampell	Director	March 16, 2006

/s/ HAROLD R. CURTIS Harold R. Curtis	Director	March 16, 2006

/s/ FERD C. MEYER, JR. Ferd C. Meyer, Jr.	Director	March 16, 2006

/s/ ANNE H. MCNAMARA Anne H. McNamara	Director	March 16, 2006

/s/ ROBERT J. RABIN Robert J. Rabin	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2006

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX OF FINANCIAL STATEMENTS
The following consolidated financial statements of RailAmerica, Inc. and Subsidiaries are referred to in Item 8:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of RailAmerica, Inc:
We have completed integrated audits of RailAmerica, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity, present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Alcoa Railroad Group from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded the Alcoa Railroad Group from our audit of internal control over financial reporting. The Alcoa Railroad Group is comprised of four wholly-owned subsidiaries whose assets, operating revenue and net income represent 7.9%, 1.3% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
March 15, 2006

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2005	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,310	$24,331
Accounts and notes receivable, net of allowance of $573 and $518, respectively	82,395	63,414
Current assets of discontinued operations	3,140	—
Other current assets	14,114	14,935

Total current assets	113,959	102,680

Property, plant and equipment, net	904,588	875,883
Long-term assets of discontinued operations	25,879	—
Other assets	102,950	37,580

Total assets	$1,147,376	$1,016,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,079	$6,097
Accounts payable	75,222	61,276
Accrued expenses	43,524	41,950
Current liabilities of discontinued operations	4,275	—

Total current liabilities	129,100	109,323
Long-term debt, less current maturities	427,794	357,253
Subordinated debt	—	4,028
Deferred income taxes	141,606	149,306
Long-term liabilities of discontinued operations	2,261	—
Other liabilities	15,337	15,307

	716,098	635,217

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,688,496 shares issued and outstanding at December 31, 2005 and 37,389,660 shares issued and outstanding at December 31, 2004	39	37
Additional paid in capital and other	330,919	319,417
Retained earnings	67,628	36,806
Accumulated other comprehensive income	32,692	24,666

Total stockholders’ equity	431,278	380,926

Total liabilities and stockholders’ equity	$1,147,376	$1,016,143

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
	(In thousands, except earnings per share data)
Operating revenue	$423,682	$369,432	$329,810

Operating expenses:
Transportation	258,180	208,017	166,398
Selling, general and administrative	84,262	85,701	75,159
Net gain on sale of assets	(1,139)	(3,963)	(3,213)
Impairment of assets	—	12,569	—
Depreciation and amortization	31,114	28,462	23,107

Total operating expenses	372,417	330,786	261,451

Operating income	51,265	38,646	68,359
Interest and other expense, including amortization costs of $935, $3,742, and $4,810, respectively	(20,329)	(27,696)	(31,585)
Financing costs	(621)	(39,549)	—

Income (loss) from continuing operations before income taxes	30,315	(28,599)	36,774
Provision (benefit) for income taxes	(530)	(5,465)	15,649

Income (loss) from continuing operations	30,845	(23,134)	21,125
Discontinued operations:
Loss on disposal of discontinued business (net of income taxes of ($499) and $22,384)	(1,881)	(1,706)	—
Income (loss) from operations of discontinued business (net of income taxes of $1,008, ($845) and ($2,408), respectively)	1,858	(1,099)	(6,435)

Net income (loss)	$30,822	$(25,939)	$14,690

Basic earnings (loss) per common share:
Continuing operations	$0.82	$(0.66)	$0.66
Discontinued operations	—	(0.08)	(0.20)

Net income (loss)	$0.82	$(0.74)	$0.46

Diluted earnings (loss) per common share:
Continuing operations	$0.80	$(0.66)	$0.65
Discontinued operations	—	(0.08)	(0.19)

Net income (loss)	$0.80	$(0.74)	$0.46

Weighted average common shares outstanding:
Basic	37,817	34,982	31,806
Diluted	38,460	34,982	34,336
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
			Additional
	Number of		Paid-In		Other
FOR THE YEARS ENDED DECEMBER 31,	Shares	Par	Capital	Retained	Comprehensive
2005, 2004 AND 2003	Issued	Value	and Other	Earnings	Income (Loss)	Total
	(In thousands)

Balance, January 1, 2003	31,880	32	261,372	48,055	(30,556)	278,903
Net income	—	—	—	14,690	—	14,690
Change in market value of derivative instruments, net	—	—	—	—	215	215
Cumulative translation adjustments	—	—	—	—	76,940	76,940

Total comprehensive income						91,845

Issuance of common stock	209	—	461	—	—	461
Exercise of stock options	192	—	1,592	—	—	1,592
Tax benefit on exercise of options	—	—	185	—	—	185
Purchase of treasury stock	(187)	—	(1,226)	—	—	(1,226)

Balance, December 31, 2003	32,094	32	262,384	62,745	46,599	371,760

Net loss	—	—	—	(25,939)	—	(25,939)
Change in market value of derivative instruments, net	—	—	—	—	734	734
Realization of cumulative translation adjustment from the sale of Freight Australia	—	—	—	—	(30,119)	(30,119)
Cumulative translation adjustments	—	—	—	—	7,452	7,452

Total comprehensive loss						(47,872)

Issuance of common stock	40	—	1,367	—	—	1,367
Conversion of junior subordinated debentures	2,120	2	21,086	—	—	21,088
Exercise of stock options	1,606	2	14,155	—	—	14,157
Extension/ vesting of stock options	—	—	3,164	—	—	3,164
Tax benefit on exercise of options	—	—	2,599	—	—	2,599
Exercise of warrants	1,530	1	14,662	—	—	14,663

Balance, December 31, 2004	37,390	$37	$319,417	$36,806	$24,666	$380,926

Net income	—	—	—	30,822	—	30,822
Change in market value of derivative instruments, net	—	—	—	—	2,622	2,622
Cumulative translation adjustments	—	—	—	—	5,404	5,404

Total comprehensive income						38,848

Issuance of common stock	280	1	1,166	—	—	1,167
Exercise of stock options	1,018	1	9,341	—	—	9,342
Tax benefit on exercise of options	—	—	995	—	—	995

Balance, December 31, 2005	38,688	$39	$330,919	$67,628	$32,692	$431,278

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,822	$(25,939)	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,451	43,075	46,753
Financing costs	621	39,549	—
Net loss (gain) on sale or disposal of properties	1,350	(25,304)	(3,262)
Impairment of assets	—	16,595	—
Initial lease payment to CSX	—	(10,000)	—
Non-cash CEO retirement costs	—	3,600	—
Deferred income taxes and other	(2,155)	10,198	13,040
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(16,903)	(14,964)	(3,659)
Other current assets	1,263	(4,428)	(1,853)
Accounts payable	3,166	17,291	4,827
Accrued expenses	951	(3,821)	1,036
Other assets and liabilities	1,571	2,225	(3,102)

Net cash provided by operating activities	54,137	48,077	68,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(75,907)	(75,800)	(71,508)
Proceeds from sale of assets, net of cash on hand	14,920	222,741	11,227
Acquisitions, net of cash acquired	(77,850)	(33,209)	(25,846)
Deferred transaction costs and other	(143)	(3,063)	(1,970)

Net cash provided by (used in) investing activities	(138,980)	110,669	(88,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	130,900	494,478	48,162
Principal payments on long-term debt	(60,375)	(523,815)	(46,454)
Repurchase of senior subordinated notes	(4,540)	(144,905)	—
Proceeds from exercise of stock options and warrants	9,009	28,843	1,681
Purchase of treasury stock	—	—	(1,226)
Financing costs	(492)	(2,976)	(695)

Net cash provided by (used in) financing activities	74,502	(148,375)	1,468

Effect of exchange rates on cash	320	246	2,986

Net increase (decrease) in cash	(10,021)	10,617	(15,173)
Cash, beginning of period	24,331	13,714	28,887

Cash, end of period	$14,310	$24,331	$13,714

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or, the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2005 presentation.
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
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits. As of December 31, 2005, the Company had approximately $13.8 million of cash in excess of insurance limits.
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
The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in its track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. The Company periodically reviews its assets for impairment by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on the excess of the recorded amounts over their estimated fair value, as measured by discounted cash flows.

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
FOREIGN CURRENCY TRANSLATION
The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency, except for Chile, where the U.S. dollar was used as the functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders’ equity. Revenues and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2005, accumulated other comprehensive income included $30.3 million of cumulative translation adjustments.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
STOCK-BASED COMPENSATION
As of December 31, 2005, the Company has one stock option plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
(in thousands, except earnings per share data)	2005	2004	2003

Net income (loss), as reported	$30,822	$(25,939)	$14,690
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(596)	(1,446)	(2,586)

Pro forma net income (loss)	$30,226	$(27,385)	$12,104

Earnings (loss) per share:
Basic-as reported	$0.82	$(0.74)	$0.46

Basic-pro forma	$0.80	$(0.78)	$0.38

Diluted-as reported	$0.80	$(0.74)	$0.46

Diluted-pro forma	$0.79	$(0.78)	$0.38

RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations –an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of the future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements and disclosures.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Upon adoption of this Statement, the prospective method of accounting for stock-based compensation will be utilized. Management expects the adoption of this pronouncement will add an additional estimated $0.4 million to our labor expense in 2006.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. EARNINGS PER SHARE
Basic earnings per share is calculated using the weighted average number of common shares outstanding during the year.
For the year ended December 31, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and restricted shares. A total of 1.2 million options were excluded from the calculation as such securities were anti-dilutive.
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
For the year ended December 31, 2003, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and convertible securities. Options and warrants totaling 6.4 million were excluded from the diluted earnings per share calculation.
The following is a summary of the income (loss) from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	Year Ended December 31,
	2005	2004	2003

Income (loss) from continuing operations (basic)	$30,845	$(23,134)	$21,125
Interest on convertible debt	—	—	1,279

Income (loss) from continuing operations available to common stockholders (diluted)	$30,845	$(23,134)	$22,404

Weighted average shares outstanding (basic)	37,817	34,982	31,806
Assumed conversion:
Options, warrants and unvested restricted stock	643	—	350
Convertible debentures	—	—	2,180

Weighted average shares outstanding (diluted)	38,460	34,982	34,336

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS
During December 2005, the Company completed the sale of its San Luis & Rio Grande Railroad for $5.5 million in cash and a long-term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented.
The results of operations for the San Luis & Rio Grande Railroad were as follows (in thousands):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$3,605	$3,004	$1,590

Operating income (loss)	$488	$(773)	$87

Income (loss) from discontinued operations	$488	$(773)	$87
Income tax provision (benefit)	166	(263)	32

Income (loss) from discontinued operations, net of tax	$322	$(510)	$55

During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, the Company determined that the sale would result in a loss on sale of the assets. Accordingly, the Company recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate amount of carloads equal to or greater than 4,000 must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. In addition, the assets and liabilities of the Alberta Railroad Properties have been classified as assets and liabilities of discontinued operations on the December 31, 2005 balance sheet.
Interest expense was allocated to the Alberta Railroad Properties as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the twelve months ended December 31, 2005, 2004 and 2003, $0.6 million, $1.0 million and $0.8 million, respectively, of interest expense was allocated to these discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.
The results of operations for the Alberta Railroad Properties were as follows (in thousands):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$26,024	$23,128	$20,938

Operating income	$2,892	$4,417	$5,583

Income from discontinued operations	$2,378	$3,470	$4,734
Income tax provision	842	1,223	1,754

Income from discontinued operations, net of tax	$1,536	$2,247	$2,980

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS, continued
The major classes of assets and liabilities of the Alberta Railroad Properties were as follows (in thousands):

For the twelve months ended
December 31, 2005

Accounts receivable, net	$2,631
Other current assets	509

Total current assets	3,140

Property, plant and equipment, net	25,423
Other assets	456

Total assets	$29,019

Accounts payable	$2,639
Accrued expenses	1,636

Total current liabilities	4,275

Deferred income taxes	2,261

Total liabilities	$6,536

During December 2004, the Company sold the West Texas and Lubbock Railroad for $1.8 million in cash and a long-term note for $3.8 million, resulting in a gain on the sale of $0.1 million, before and after tax. The results of operations for the West Texas and Lubbock Railroad have been reclassified to discontinued operations for the periods presented.
The results of operations for the West Texas and Lubbock Railroad were as follows (in thousands):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$—	$286	$309

Operating income (loss)	$—	$720	$(20)

Income (loss) from discontinued operations	$—	$720	$(20)
Income tax provision (benefit)	—	273	(8)

Income (loss) from discontinued operations, net of tax	$—	$447	$(12)

During December 2004, the Company sold the Arizona Eastern Railway Company for $2.8 million in cash, resulting in a gain on the sale of $0.3 million, or $0.2 million after tax. The results of operations for the year ended December 31, 2004, include a pretax impairment charge of $4.0 million. The results of operations for the Arizona Eastern Railway Company have been reclassified to discontinued operations for the periods presented.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS, continued
The results of operations for the Arizona Eastern Railway Company were as follows (in thousands):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$—	$5,178	$5,735

Operating income (loss)	$—	$(3,879)	$894

Income (loss) from discontinued operations	$—	$(3,879)	$894
Income tax provision (benefit)	—	(1,474)	375

Income (loss) from discontinued operations, net of tax	$—	$(2,405)	$519

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims have yet been asserted by the buyer. The Company believes the ultimate impact of any claim, should one be asserted, alleging a breach of the representations and warranties will not have a material effect on the Company’s future results of operations. However, if the Company is required to make a payment to the buyer, it could have a material effect on future cash flows. During the year ended December 31, 2004, the Company recognized a pre-tax gain of $20.2 million, or $2.0 million, after-tax on the sale of Freight Australia. The $18.2 million tax provision on the sale of Freight Australia includes a provision of $11.4 million for the previously unremitted earnings of Freight Australia. During the fourth quarter of 2005, the Company recorded an additional tax benefit of $1.6 million. This adjustment has been included in discontinued operations for the year ended December 31, 2005. The proceeds from the sale of Freight Australia were used to repay senior debt and repurchase the Company’s 12 7/8% senior subordinated notes. Freight Australia’s results of operations have been classified as discontinued operations on the Company’s consolidated financial statements.
Interest expense was allocated to the Australian discontinued operations as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the twelve months ended December 31, 2004 and 2003, $3.3 million and $4.9 million, respectively, of interest expense was allocated to the Australian discontinued operations. The interest allocations were calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.
The results of operations for Freight Australia were as follows (in thousands) (2004 results included through the date of sale, August 31, 2004):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$—	$103,194	$96,370

Operating income (loss)	—	4,778	(7,453)

Loss from discontinued operations	—	(1,482)	(14,565)
Income tax benefit	—	(604)	(4,566)

Loss from discontinued operations, net of tax	$—	$(878)	$(9,999)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS, continued
In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. During the quarter ended March 31, 2004, the Company recognized a $4.0 million tax charge resulting from the sale of its interest in Ferronor and the repatriation of the cash proceeds to the U.S. Ferronor’s results of operations have been classified as discontinued operations on the Company’s consolidated financial statements. In January 2006, the Company received $7.1 million in full satisfaction of the amounts outstanding.
The results of operations for Ferronor were as follows (in thousands):

	For the twelve months ended December 31,
	2005	2004	2003

Operating revenue	$—	$—	$26,165

Operating income	$—	$—	$2,160

Income from discontinued operations	$—	$—	$27
Income tax provision	—	—	5

Income from discontinued operations, net of tax	$—	$—	$22

In October 2003, the Company sold the San Pedro and Southwestern Railway for $2.6 million in cash. The operating results of this railroad were not material. No gain or loss was recognized on this transaction.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. EXPANSION OF OPERATIONS
On September 30, 2005, the Company’s wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa Inc., referred to as the Alcoa Railroad Group, for $77.8 million in cash, plus the assumption of $6.5 million of negative working capital. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc. The Company funded the transaction through a $75.0 million increase in the term loan portion of the Company’s existing senior secured credit facility (see Note 7) and through cash on hand. As part of the agreement, the Company and Alcoa have also entered into three long-term service agreements, under which the Company will continue to provide service to Alcoa’s facilities.
The acquired Alcoa Railroad Group consists of the Point Comfort & Northern Railway Co., or the PCN, the Rockdale, Sandow & Southern RR Co., or the RSS, the Massena Terminal RR Co., or the MSTR, and the Bauxite & Northern Railway Co., or the BXN. Based in Port Comfort, Texas, the PCN provides transportation services primarily for Alcoa’s bauxite, alumina and chemicals facility in Point Comfort, Texas. The 13-mile railroad originates at Alcoa’s plant and terminates in Lolita, Texas. The PCN interchanges with Union Pacific Railroad. Based in Sandow, Texas, the RSS provides services primarily for Alcoa’s aluminum manufacturing facility in Rockdale, Texas. The six-mile railroad originates at Alcoa’s plant and terminates in Marjorie, Texas. The RSS interchanges with Union Pacific Railroad. Based in Massena, New York, the three-mile MSTR provides services for Alcoa’s aluminum manufacturing facility in Massena, New York. The railroad originates at Alcoa’s plant and terminates at Massena Junction. The MSTR interchanges with CSX Transportation. Based in Bauxite, Arkansas, the BXN provides services to a former Alcoa specialty chemicals facility in Bauxite, now owned by Almatis, Inc. The three-mile railroad originates at the Almatis Inc. plant and terminates at Bauxite Junction. The BXN interchanges with Union Pacific Railroad.
The following table presents the major assets and liabilities of the Alcoa Railroad Group as of the acquisition date. The purchase price allocation of the Alcoa Railroad Group, which is still being finalized as valuations of the intangible assets are being performed, includes goodwill of $46.5 million and intangible assets of $18.1 million, primarily attributed to the Alcoa service relationship. The intangible assets will be amortized over a period of 7 to 25 years.

September 30,
(in thousands)	2005

Accounts receivable, net	$5,637
Other current assets	350

Total current assets	5,987
Property, plant and equipment, net	19,754
Other assets	64,582

Total assets	$90,323

Accounts payable	$11,672
Accrued liabilities	793

Total current liabilities	12,465
Other long term liabilities	8

Total liabilities	$12,473

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. EXPANSION OF OPERATIONS, continued
The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisition of the Alcoa Railroad Group had occurred at January 1, 2005 and 2004, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	For the Year Ended
(in thousands, except per share data)	December 31,
(Unaudited)	2005	2004

Operating revenue	$438,395	$387,536

Income (loss) from continuing operations	$31,752	$(21,948)

Net income (loss)	$31,729	$(24,753)

Income (loss) from continuing operations per share — diluted	$0.82	$(0.63)
Net income (loss)per share — diluted	$0.82	$(0.71)
On September 10, 2005, the Company’s wholly-owned subsidiary, Mid-Michigan Railroad Inc., entered into a 25-year lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line for $50,000 a year. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSX Transportation.
In October 2004, the Company’s wholly-owned subsidiary, the Indiana & Ohio Central Railroad Inc., signed an agreement with CSX Transportation, Inc. to purchase 107 miles of railroad from Cincinnati, Ohio to Columbus, Ohio, known as the Midland Subdivision, for $8.6 million. The Company also entered into a 25 year lease of related real estate. On October 15, 2004, the Company paid the $8.6 million by drawing on its U.S. dollar denominated revolver. The Company assumed control of the Midland Subdivision’s operations on October 16, 2004. The pro forma impact of this acquisition was not material.
In July 2004, the Company’s wholly-owned subsidiary, the Central Railroad Company of Indianapolis, executed an agreement with CSX Transportation, Inc. to lease 276 miles of railroad known as the Chicago, Fort Wayne & Eastern Railroad (“CF&E”) for twenty years, with two five-year extensions. This agreement required a $10 million initial payment and annual lease payments of approximately $1.2 million for the term of the lease. The Company is amortizing the $10 million payment on a straight-line basis over the 20 year term of the lease. The annual lease payments may vary depending upon the extent to which the CF&E’s unit trains utilize CSX locomotive power during the preceding lease year. The results of operations of the CF&E have been included in the Company’s consolidated financial statements since August 1, 2004. The $10 million initial payment has been classified as an operating activity on the 2004 consolidated statement of cash flows.
On January 25, 2004, the Company’s wholly-owned subsidiary, the Huron and Eastern Railway, acquired the assets of the Central Michigan Railway Company, which operates 100 miles of rail line in Michigan, for $25.3 million in cash from the Straits Corporation. In addition, if the Company enters into a transaction for the purchase, sale or operation of certain rail segments in Michigan and the Company realizes synergies from increased revenue or decreased operating costs from such a transaction, a contingent payment of up to $6 million will be payable to the Straits Corporation. If such payment is made in the future, it would increase property, plant and equipment for the amount of the payment. The results of operations of this acquisition have been included in the Company’s consolidated financial statements since the date of the acquisition. The pro forma impact of this acquisition is not material.

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

On June 1, 2003, the Company acquired 288 miles of track and trackage rights connecting to the Alabama and Gulf Coast Railway for total consideration of $15.1 million in cash. On June 29, 2003, the Company acquired a 154 mile branch line in Colorado through its newly formed subsidiary, San Luis & Rio Grande Railroad, for consideration of $7.2 million in cash. During the first quarter of 2003, the Company acquired 2.6 miles of track connecting to the Dallas, Garland & Northeastern Railroad and 71.5 miles of track on the west-end of the Toledo, Peoria &Western Railway for total consideration of $3.6 million in cash. The pro forma impact of these acquisitions was not material.
5. OTHER BALANCE SHEET DATA
Other current assets consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Unbilled reimbursable projects	$4,492	$6,691
Track supplies	3,019	3,402
Prepaid expenses and other	6,603	4,842

	$14,114	$14,935

Accounts payable consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Accounts payable	$68,673	$54,431
Current taxes payable	6,549	6,845

	$75,222	$61,276

Accrued expenses consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Accrued warranty reserve	$13,928	$14,884
Accrued property damage expense	6,935	7,040
Accrued compensation and benefits	5,150	4,032
Other accrued liabilities	17,511	15,994

	$43,524	$41,950

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$187,727	$192,724
Buildings and improvements	20,235	20,179
Railroad track and improvements	788,579	725,364
Locomotives, transportation and other equipment	51,556	54,625

	1,048,097	992,892
Less: accumulated depreciation	(143,509)	(117,009)

	$904,588	$875,883

7. LONG-TERM DEBT AND LEASES
Long-term debt consists of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Amended and restated senior credit facilities:
U.S. Term Loan	$380,301	$313,000
Canadian Term Loan	36,123	37,000
U.S. Revolver	5,000	—
Other long-term debt (including capital leases)	12,449	13,350

	433,873	363,350
Less: current maturities	6,079	6,097

Long-term debt, less current maturities	$427,794	$357,253

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility originally consisted of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization and bear interest at LIBOR plus 2.25%, or 6.69% as of December 31, 2005. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 2.00%. As the amended and restated credit agreement was treated as an extinguishment of debt under EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments,” $7.7 million of deferred loan costs related to the original senior credit facility were written off. These costs are reflected in Financing costs on the Consolidated Statements of Income. On September 30, 2005, the Company entered into Amendment No. 1 of its amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment adds $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility.
The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended September 30, 2005 and remains at that level as of December 31, 2005. The leverage ratio for the twelve months ended December 31, 2005 was 4.36.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. LONG-TERM DEBT AND LEASES, continued
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
The amended and restated senior credit facility contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of December 31, 2005 and anticipates being in compliance with its covenants during the next twelve months.
The aggregate annual maturities of long-term debt are as follows (in thousands):

2006	$6,079
2007	5,189
2008	5,266
2009	9,964
2010	108,711
Thereafter	298,664

$433,873

During the years ended December 31, 2005, 2004 and 2003 interest of approximately $0.3 million, $0.6 million, and $0.5 million, respectively, was capitalized for on-going capital improvement projects.
In connection with the refinancing of the senior credit facility in May 2002, the Company entered into two step-up collars for a total notional amount of $75 million with an effective date of November 24, 2002 and expiring on November 24, 2004. Under the terms of these collars, the 90 day LIBOR component of the Company’s interest rates could fluctuate within specified ranges. From November 24, 2002 through May 24, 2003, the floor and cap were 2% and 4.5%, from May 24, 2003 through November 24, 2003, the floor and cap were 2.5% and 4.75%, from November 24, 2003 through May 24, 2004, the floor and cap were 3.5% and 5.5% and from May 24, 2004 through November 24, 2004, the floor and cap were 4% and 5.75%. The collars qualified, were designated and accounted for as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These step-up collars terminated as planned on November 24, 2004 and thus had no fair value at December 31, 2005.
On April 10, 2003, the Company entered into two interest rate collar corridors for a total notional amount of $100 million with an effective date of November 24, 2003 and expiring on November 24, 2005. Under the terms of these interest rate collar corridors, the 90 day LIBOR component of the Company’s interest rates could fluctuate between 1.50% and 2.81%. However, if LIBOR exceeded 5.00%, the Company was responsible for interest at that LIBOR rate. The collar corridors qualified, were designated and accounted for as cash flow hedges under SFAS No. 133. These interest rate collar corridors terminated as planned on November 24, 2005 and thus had no fair value at December 31, 2005.
On June 25, 2003, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 24, 2003 through November 24, 2004. The swaps qualified, were designated and were accounted for as cash flow hedges under SFAS No. 133. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 1.16% on $50 million and 1.19% on the remaining $50 million while receiving a variable interest rate equal to the 90 day LIBOR rate. These swaps terminated as planned on November 24, 2004 and thus had no fair value at December 31, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. LONG-TERM DEBT AND LEASES, continued
On August 13, 2004, the Company entered into an interest rate swap for a notional amount of $50 million for the period commencing November 24, 2004, through November 24, 2005. The swap qualified, was designated and was accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 2.655% on $50 million while receiving a variable interest rate equal to the 90 day LIBOR. This swap terminated as planned on November 24, 2005 and thus had no fair value at December 31, 2005.
On August 13, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 24, 2004, expiring on November 24, 2005. Under the terms of this cap, the 90 day LIBOR component of the Company’s interest rate could fluctuate up to 3.00%. The cap qualified, was designated and was accounted for as a cash flow hedge under SFAS No. 133. This cap terminated as planned on November 24, 2005 and thus had no fair value at December 31, 2005.
On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The fair value of this swap was a net receivable of $1.3 million at December 31, 2005.
On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at December 31, 2005.
On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.0 million at December 31, 2005.
The Company monitors its hedging positions and the credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. LONG-TERM DEBT AND LEASES, continued
Leases
The Company has several finance leases for equipment and locomotives. Certain of these leases are accounted for as capital leases and are presented separately below. The Company also operates some of its railroad properties under operating leases. The minimum annual lease commitments at December 31, 2005 are as follows (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES

2006	$708	$32,402
2007	708	29,050
2008	710	23,227
2009	503	13,101
2010	303	8,443
Thereafter	464	30,772

Total minimum lease payments	$3,396	$136,995

Less amount representing interest	(516)

Total obligations under capital leases	$2,880

Less current maturities of obligations under capital leases	(517)

Obligations under capital leases payable after one year	$2,363

Rental expense under operating leases for continuing operations was approximately $33.2 million, $24.1 million, and $21.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. SUBORDINATED DEBT
In August 2000, RailAmerica Transportation Corp., a wholly-owned subsidiary of the Company, sold units consisting of $130.0 million of
12-7/8% senior subordinated notes due 2010 (the “Notes”), and warrants to purchase 1,411,414 shares of the Company’s common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers’ discount. On September 29, 2004, the Company repurchased $125.7 million of the Notes. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the Notes. In addition to the redemption premium charge of approximately $19.2 million for the repurchase of the Notes, the Company incurred charges of approximately $12.4 million related to the write-off of deferred loan costs and original issue discounts of the Notes that were repurchased during the year ended December 31, 2004. On August 15, 2005, the Company redeemed the remaining $4.3 million of outstanding Notes for a call price of $1.064375 per $1.00 principal amount of the Notes. In addition to the redemption premium charge of approximately $0.3 million for the purchase of the remaining Notes, the Company incurred non-cash charges of approximately $0.3 million related to the write-off of deferred loan costs and original issue discounts of the Notes during the year ended December 31, 2005. These charges are included in Financing costs on the Consolidated Statement of Income.
In August 1999, the Company issued $22.5 million aggregate principal amount of junior convertible subordinated debentures. Interest on the debentures accrued at the rate of 6% per annum and was payable semi-annually. The debentures were convertible, at the option of the holder, into shares of RailAmerica at a conversion price of $10. The debentures, which matured on July 31, 2004, were general unsecured obligations and ranked subordinate in right of payment to all senior indebtedness. During the twelve months ended December 31, 2004, $21.2 million of the Company’s junior convertible subordinated debentures were converted to common stock, leaving an outstanding balance of $0.6 million, which was repaid in August 2004.
9. COMMON STOCK TRANSACTIONS
The Company occasionally repurchases its common stock under its share repurchase program. The terms of senior credit facility limit such repurchases to $5 million per year. The Company did not repurchase any shares during the years ended December 31, 2004 or 2003. During the year ended December 31, 2005, the Company accepted 4,656 shares in lieu of cash payments by employees and non-employee directors for payroll tax withholdings relating to stock based compensation.
As of December 31, 2005, the Company had a total of 1,215,991 warrants outstanding related to the Notes at an exercise price of $6.60 and with an expiration date of August 15, 2010.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAX PROVISION
Income (loss) from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 consists of (in thousands):

	2005	2004	2003

Domestic	$24,074	$(23,353)	$27,171
Foreign subsidiaries	6,241	(5,246)	9,603

	$30,315	$(28,599)	$36,774

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of (in thousands):

	2005	2004	2003

Federal income taxes:
Current	$—	$3,354	$—
Deferred	(9,224)	1,486	6,978

	(9,224)	4,840	6,978

State income taxes:
Current	1,530	5,121	1,284
Deferred	1,036	11	354
Change in tax law	(440)	—	—

	2,126	5,132	1,638

Foreign income taxes
Current	4,172	9,491	3,053
Deferred	2,644	(3,389)	63
Change in tax law	261	—	1,509

	7,077	6,102	4,625

Total income tax provision (benefit)	$(21)	$16,074	$13,241

The following table summarizes the total income tax provisions (benefits) for each of the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Continuing operations	$(530)	$(5,465)	$15,649
Discontinued operations	509	21,539	(2,408)

Total income tax provision (benefit)	$(21)	$16,074	$13,241

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations are as follows (in thousands):

	2005	2004	2003

Income tax provision (benefit), at 35%	$10,610	$(10,009)	$12,871
Statutory federal surtax exemption	(303)	286	(368)
Net benefit due to difference between U.S. & Foreign tax rates	236	(30)	348
Net provision (benefit) due to tax law changes	(179)	—	1,509
Permanent differences	(343)	566	(439)
Track maintenance credit	(12,990)	—	—
Additional provision due to senior debt refinancing	—	1,435	—
State income taxes, net	1,499	757	845
Other, net	409	361	34
Valuation allowance	531	1,169	849

Tax provision	$(530)	$(5,465)	$15,649

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAX PROVISION, continued
The components of deferred income tax assets and liabilities, which are all non-current, as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$42,892	$36,874
Alternative minimum tax credit	1,383	1,700
Track Maintenance Credit	20,400	—
Accrued expenses	13,895	15,338

Total deferred tax assets	78,570	53,912
Less: valuation allowance	(7,513)	(8,018)

Total deferred tax assets, net	71,057	45,894

Deferred tax liabilities:
Property, plant and equipment	(214,515)	(194,766)
Other	(409)	(434)

Total deferred tax liabilities	(214,924)	(195,200)

Net deferred tax liability	$(143,867)	$(149,306)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $7.5 million at December 31, 2005 and $8.0 million at December 31, 2004. The table below sets forth the changes in the deferred tax asset valuation allowance (in thousands):

Amount

January 1, 2003	$5,563
Charged to expense	1,168
Charged to other accounts	118

December 31, 2003	6,849
Charged to expense	1,169
Charged to other accounts	—

December 31, 2004	8,018
Charged to expense	531
Expired NOLs	(1,036)

December 31, 2005	$7,513

The following table summarizes the of net operating loss carryforwards by jurisdiction as of December 31, 2005 (in thousands):

	Amount	Expiration Period

U.S. — Federal	$93,603	2011 – 2025
U.S. — State	263,608	2006 – 2025
Luxembourg	94	None
Canada	5,231	2006 – 2015

	$362,536

As part of certain acquisitions, the Company acquired net operating loss carryforwards for federal and state income tax purposes. The utilization of the acquired tax loss carryforwards may be limited by the Internal Revenue Code Section 382. These tax loss carryforwards expire in the years 2006 through 2020.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAX PROVISION, continued
The following table summarizes general business credits available to the Company in the U.S. as of December 31, 2005 (in thousands):

		Expiration
	Amount	Period

Track maintenance credit	$20,400	2025

Total credits	$20,400

The American Jobs Creation Act of 2004 created a temporary dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company did not repatriate any earnings in accordance with these new rules.
11. STOCK BASED COMPENSATION
The Company has a stock option plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire in ten years from the date of the grant. The Company has adopted the disclosure-only provisions of SFAS No. 123. See Note 1 for the total compensation costs that would have been recognized in 2005, 2004, and 2003 if the stock options issued were valued based on the fair value at the grant date.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: dividend yield 0.0%, 0.0% and 0.0%; expected volatility of 44%, 45% and 46%; risk-free interest rate of 5.0%, 3.7% and 2.6%; and expected lives of 5, 5 and 5 years. The weighted average fair value of options granted for 2005, 2004 and 2003 were $6.05, $5.59, and $3.68, respectively.
Information regarding the above options for 2005, 2004 and 2003 is as follows:

		WEIGHTED		WEIGHTED
	NUMBER OF	AVERAGE	NUMBER OF	AVERAGE
	OUTSTANDING	EXERCISE	SHARES	EXERCISE
	SHARES	PRICE	EXERCISABLE	PRICE

Outstanding at January 1, 2003	3,946,302	$9.37
Granted	227,150	$8.50
Exercised	(191,423)	$7.80
Forfeited	(458,783)	$10.52

Outstanding at December 31, 2003	5,218,175	$9.64	4,585,966	$9.60

Granted	288,000	$13.09
Exercised	(1,541,153)	$8.71
Forfeited	(94,982)	$9.98

Outstanding at December 31, 2004	3,870,040	$10.24	3,599,570	$10.12

Granted	55,000	$12.16
Exercised	(1,018,014)	$9.18
Forfeited	(97,488)	$12.11

Outstanding at December 31, 2005	2,809,538	$10.59	2,682,205	$10.49

Authorized at December 31, 2005	6,217,879

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK OPTIONS AND RESTRICTED STOCK, continued
The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Options	Life	Price	of Options	Price

$3.50-$7.50	118,326	4.00	$6.34	118,326	$6.34
$7.51-$10.00	700,312	4.73	$8.57	698,645	$8.57
$10.01-$12.50	1,719,400	5.08	$11.24	1,664,400	$11.23
$12.51-$14.45	271,500	7.89	$13.56	200,834	$13.59

	2,809,538			2,682,205

During the year ended December 31, 2005, the Board of Directors of the Company approved the grant of restricted, performance and deferred shares of the Company’s common stock to certain employees and non-employee directors. These grants were issued pursuant to the Company’s 1998 Executive Incentive Compensation Plan, as amended. The restricted shares granted to employees vest ratably at 25% per year over four years starting one year from the date of grant. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The deferred shares vest based upon years of service of the participating employee. The Company recognized compensation expense of approximately $0.7 million in the year ended December 31, 2005, related to these restricted, performance and deferred shares.
In August 2005 and 2004, as part of his employment agreement with the Company, the Chief Executive Officer, Charles Swinburn, was granted 8,312 and 8,069 shares of stock, respectively, each for a total value of $0.1 million, based upon the market value on date of grant. As these shares were fully vested upon the date of grant, the Company recognized compensation expense of $0.1 million during the years ended December 31, 2005 and 2004 related to these shares.
In June 2003, the Company’s Board of Directors authorized the issuance of 170,650 restricted shares of common stock to various management level employees. Restricted stock awards are expensed ratably over the vesting period. Restricted stock awards granted are scheduled to vest over five years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows vesting to accelerate when certain performance measures are met. These measures are based upon the attainment of a specific Consolidated Earnings Per Share (“EPS”) of the Company for the calendar year ending immediately preceding the applicable vesting date. If the measure is met for the first calendar year, then one-third of the restricted stock will vest on the first anniversary. This is true for the next two years and remains applicable for the fourth year if one of the previous years’ targets is not met. On the fifth anniversary of the grant date, any remaining balance of unvested shares will become fully vested. For 2003, 2004 and 2005, the EPS targets were not achieved. Unearned compensation will be recognized as compensation expense ratably over the remaining vesting periods. The restricted stock amortization and accelerated vesting expense totaled $0.1 million, $0.5 million and $0.2 million for the years ended December 31, 2003, 2004 and 2005, respectively.
The Company maintains an Employee Stock Purchase Plan under which all full-time employees may purchase shares of common stock subject to an annual limit of $25,000 at a. price equal to 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. For the years ended December 31, 2005, 2004 and 2003, the Company sold 25,157, 28,558 and 38,845 shares of common stock, respectively, to employees under this plan.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest from financing activities during 2005, 2004 and 2003 was $18.9 million, $37.0 million and $33.7 million, respectively. Cash paid for income taxes during 2005, 2004 and 2003 was $6.4 million, $7.3 million and $3.1 million, respectively.
In January 2004, the Company entered into a seven year capital lease agreement in the amount of $2.12 million for the lease of fourteen locomotives from Merrill Lynch.
During the year ended December 31, 2004, $21.9 million of the Company’s $22.5 million of junior convertible subordinated debentures were converted into shares of common stock pursuant to their terms.
The amounts included in depreciation and amortization on the Consolidated Statement of Cash Flows are comprised of the depreciation and amortization expense for both continuing and discontinued operations as well as the amortization of deferred financing costs for both continuing and discontinued operations.
The following table summarizes the net cash used in acquisitions, net of cash acquired, for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Common stock issued for businesses acquired	$—	$—	$—
Details of acquisitions:
Working capital components, other than cash	6,486	—	—
Property and equipment	(19,754)	(33,384)	(26,941)
Other assets	(18,100)	(675)	—
Goodwill	(46,482)	850	—
Deferred income taxes payable	—	—	1,095

Net cash used in acquisitions	$(77,850)	$(33,209)	$(25,846)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company currently uses derivatives to hedge against increases in fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133 is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Stockholders’ Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.
The Company monitors its hedging positions and the credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.
Fuel costs represented 11% of total revenues during 2005. Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges under SFAS No. 133. For 2005, approximately 30% of the Company’s fuel costs were subject to fuel hedges. As of December 31, 2005, the Company has entered into fuel hedge agreements for 250,000 gallons per month for January and February 2006 at an average rate of $1.91 per gallon and an additional 75,000 gallons per month for all of 2006 at an average rate of $1.92 per gallon, including transportation and distribution costs. The fair value of these hedges was a net receivable of $0.1 million at December 31, 2005.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. FAIR VALUE OF FINANCIAL INSTRUMENTS, continued
Fluctuations in the market interest rates will affect the cost of the Company’s borrowings under the senior credit facility. At December 31, 2005, Accumulated Other Comprehensive Income included income of $2.3 million, net of taxes of $1.2 million, relating to the interest rate caps and swaps. More information related to the interest rate hedges can be found under Footnote 7. Were the Company to refinance the debt with terms different than the terms of the debt currently hedged, the hedged transaction would no longer be effective and any deferred gains or losses would be immediately recognized into income.
Management believes that the fair value of its senior long-term debt approximates its carrying value based on the variable rate nature of the financing, and for all other long-term debt based on current borrowing rates available with similar terms and maturities.
14. PENSION AND OTHER BENEFIT PROGRAMS
CANADIAN EMPLOYEES
The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.
DEFINED BENEFIT — The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway Company (“CPR”) to a subsidiary of the Company. The defined benefit portion of the plan is a mirror plan of CPR’s defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CPR transferred to the Company the appropriate value of each employee’s pension entitlement.
The assumed discount rate included below is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period up to maturity of the pension benefits. The rate of 6% used as of December 31, 2005 is within the range recommended by SEI Investments. SEI Investments distributes discount rate information to defined benefit plan sponsors to assist in reporting for pension disclosures. The discount rate data is derived from the 2005 SEI Plan Sponsor Accounting Database, which consists of data from Standard & Poor’s Institutional Market Services database as well as proprietary analysis created by SEI Retirement Solutions Group. Because the plan has a younger-than-average demographic, the Company has used a discount rate on the upper end of the recommended range which was 5.75% to 6%.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. PENSION AND OTHER BENEFIT PROGRAMS, continued
The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plan for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	January 1, 2005 to	January 1, 2004 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	December 31, 2003

EXCHANGE RATE BEGINNING OF YEAR	$0.83	$0.77	$0.63
EXCHANGE RATE END OF YEAR	$0.86	$0.83	$0.77

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$5,859	$4,973	$3,910
Service cost	142	116	96
Interest cost	365	321	310
Plan participants’ contributions	129	126	231
Actuarial loss (gain)	329	(22)	580
Settlements	0	0	(916)
Curtailments	0	0	(96)
Benefits paid	(41)	(42)	(11)
Foreign currency exchange rate changes	211	387	869

Benefit obligation at end of period	$6,994	$5,859	$4,973

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$4,464	$3,525	$3,064
Actual return on plan assets	436	253	443
Employer contribution	262	327	129
Plan participants’ contributions	129	126	135
Settlements	0	0	(916)
Benefits paid	(41)	(42)	(11)
Foreign currency exchange rate changes	161	275	681

Fair value of plan assets at end of period	$5,411	$4,464	$3,525

Funded status — (accrued) benefit cost	$(1,583)	$(1,395)	$(1,448)

Unrecognized net actuarial loss	1,427	1,213	1,183
Unrecognized prior service cost	142	157	164

Prepaid (accrued) benefit cost	$(14)	$(25)	$(101)

ASSUMPTIONS
Discount rate	6.00%	6.00%	6.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	4.00%
Inflation rate	3.00%	3.00%	3.00%

COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$142	$116	$96
Interest cost	365	321	310
Expected return on plan assets	(323)	(266)	(262)
Amortization of prior service cost	21	20	18
Amortization of net actuarial loss	46	53	38
Curtailment loss	0	0	40
Settlement loss	0	0	219

Net periodic pension cost	$251	$244	$459

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. PENSION AND OTHER BENEFIT PROGRAMS, continued

	December 31,	December 31,	December 31,	Target Allocation
Plan Assets (Market Value) for the years ending:	2005	2004	2003	2006

Integra Strategic Allocated Pool Fund	100%	100%	100%	100%

Fund holdings by class:
a) Equity securities	59.9%	59.7%	59.3%	60.0%
b) Debt securities	40.0%	39.8%	36.7%	40.0%
c) Real estate	0.0%	0.0%	0.0%	0.0%
d) Other (including cash)	0.1%	0.5%	4.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

Expected long-term rate of return on assets	7.00%	7.00%	7.00%
Expected rate of return on equity securities	8.50%	8.50%	8.50%
Expected rate of return on debt securities	5.75%	5.75%	5.75%

	December 31,	December 31,	December 31,
For the years ended:	2005	2004	2003
(in thousands)
Projected benefit obligation	$6,994	$5,859	$4,973
Accumulated benefit obligation	$5,359	$4,398	$3,726
Fair value of plan assets	$5,411	$4,464	$3,525

				December 31,
Cash Flows (in thousands)	December 31,	December 31,	December 31,	2006
For the years ended:	2005	2004	2003	(expected)

Employer contributions
Current service payments	$142	$136	$129	$149
Unfunded liability payments	120	191	0	112

Total	$262	$327	$129	$261

Participant contributions	$129	$126	$135	$133

Benefit payments	$41	$42	$11	$53

Estimated Future Benefit Payments
(in thousands)
2006	$53
2007	75
2008	43
2009	41
2010	66
2011	57
2012-2016	$520
The overall objective of the defined benefit portion of the Plan is to fund its liabilities by maximizing the long term rate of return through investments in a portfolio of money market instruments, bonds, and preferred and common equity securities while having regard to the yield, marketability and diversification of the investments. All assets are currently invested in readily marketable investments to provide sufficient liquidity. Investments are not permitted in derivative securities or in any asset class not listed below without the written approval of the Company.
The primary investment objective of the Plan is to achieve a rate of return that exceeds the Consumer Price Index by 4.0% over rolling four-year periods. The secondary investment objectives of the Plan are to achieve a rate of return that exceeds the benchmark portfolio (as described below) by 0.7% before fees over rolling four-year periods and to rank above the median manager in comparable funds over rolling four-year periods.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. PENSION AND OTHER BENEFIT PROGRAMS, continued

Benchmark Portfolio

S&P/TSX Capped Composite Index	30%
S&P 500 (Cdn.$) Index	15%
MSCI EAFE (Cdn.$) Index	15%
Scotia Capital Universe Index	40%
The initial limits of the proportion of the market value of the portfolio that may be invested in the following classes of securities are:

		Minimum	Maximum
Asset Mix Limits:	Policy Mix	Limit	Limit

Canadian Equity	30%	20%	40%
US Equity	15%	5%	20%
International Equity	15%	5%	20%
Real Estate	0%	0%	10%

Total Equity	60%	25%	70%

Bonds	40%	30%	75%
Mortgages	0%	0%	10%
Short Term	0%	0%	20%

Total Fixed Income	40%	30%	75%

% of Book
Regulatory Investment Limits	Value

Maximum investment in one company’s securities	10%
Maximum proportion of the voting shares of any company	30%
Maximum holding in one parcel of real estate or one resource property	5%
Maximum aggregate holding of resource properties	15%
Maximum aggregate holding of real estate and resource properties combined	25%
DEFINED CONTRIBUTION PLAN — The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the year ended December 31, 2005, 2004 and 2003 for the defined contribution members was $1.2 million, $0.8 million and $0.6 million, respectively.
U.S. EMPLOYEES
The Company maintains a pension plan for 43 employees who transferred employment directly from Alcoa, Inc. to RailAmerica, Inc. The defined benefit portion of the plan is a mirror plan of Alcoa’s Retirement Plan II, Rule IIE defined benefit plan. This plan also provides for post-retirement health benefits. The accrued benefit earned under the Alcoa plan as of October 1, 2005 is an offset to the RailAmerica plan. No assets were transferred as part of the arrangement. There were no material assets or liabilities of the Plan as of December 31, 2005.
The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company made contributions to this plan at a rate of 50% of the employees’ contribution up to a maximum annual contribution of $1,500 per eligible employee. Starting January 1, 2005, the Company has increased the contribution per employee to $2,500 for Railroad Retirement employees and $5,000 for FICA employees. In addition, an employee becomes 100% vested with respect to the employer contributions after completing four years of service starting in 2004 versus five years in previous years. Employer contributions during the years ended December 31, 2005, 2004 and 2003 were approximately $1.2 million, $0.9 million and $0.7 million, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On October 26, 2004 a train operated by the Company’s subsidiary, the Central Oregon Pacific Rail, or CORP, derailed at Cow Creek Canyon in Oregon, resulting in the discharge of diesel fluid into Cow Creek. The CORP immediately initiated a remediation process and followed proper clean-up procedures. Although there was no long-term environmental impact resulting from the diesel spill, the United States Attorney’s Office for the District of Oregon and the Environmental Protection Agency have undertaken an investigation into the derailment to determine whether there has been a violation of the Clean Water Act, and have issued subpoenas to the Company and the CORP. At this time, the U.S. Attorney’s office has not informed the Company whether it will proceed with a prosecution. Management recently learned that the EPA intends to interview some employees for purposes of assisting the government in deciding whether to prosecute. Management cannot predict presently whether the government will pursue criminal proceedings seeking penalties or other remedial action.
On February 7, 2005, the Surface Transportation Board (“STB”) entered an Order setting the terms for sale of the Company’s Toledo, Peoria & Western Railway’s 76 mile La Harpe — Hollis Line in western central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate the Company as required by these rules and regulations. As a result, the Company has appealed the Order to the U.S. Circuit Court of Appeals. Management is unable to predict the outcome of this appeal, but does not believe that the final outcome of this matter will materially affect the Company’s financial position, results of operations or cash flows.
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (I&O Railway) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits have been filed against the Company and others connected to the tank car. Motions for class action certification have been filed but remain pending. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected residents and businesses. The incident has also triggered inquiries from the Federal Railroad Administration (FRA) and other federal, state and local authorities charged with investigating such incidents. Management anticipates that regulatory sanctions and fines will be assessed against the Company’s I&O Railway as a result of this incident. Because of the chemical release, the Ohio EPA, the US EPA, the State of Ohio and the City of Cincinnati are cooperating in a joint investigation of the incident, which management believes to be nearly complete. Should this investigation lead to environmental crime charges against the I&O Railway, potential fines upon conviction could range widely and could be material. While management is unable to predict with certainty the outcome of the various matters pending, during the third quarter of 2005 the Company estimated that its cost for this incident will be $2.3 million, inclusive of the possible regulatory sanctions noted above.
In the fourth quarter of 2003, a tunnel at the Company’s Central Oregon & Pacific Railroad experienced a significant fire, the cause of which has not been determined. The Company has insurance coverage up to $10 million to cover the reconstruction of the tunnel. The Company’s total costs to repair and reconstruct the tunnel, which was reopened in April 2005, exceeded its insurance coverage by $2.2 million.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remediation and restoration costs that may be required to comply with present laws and regulations. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
16. RETIREMENT COSTS
On April 7, 2004, the Company’s former CEO retired from the Company. In accordance with the terms of his severance agreement, the Company paid $3.1 million into a deferred compensation account that is maintained as a long-term asset and liability on the Company’s balance sheet. In addition, 0.1 million stock options were vested, the expiration date of 1.2 million stock options was extended for three years and 24,918 restricted shares of common stock were vested resulting in a non-cash charge of $3.6 million. The former CEO continues to be eligible for future payments under the Company’s Long Term Incentive Plan through the 2006 performance period. No amount has been accrued for any future payments which he may receive.
17. IMPAIRMENT COSTS
During the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future operating cash flows and potential limitations on the use of certain of the real estate, the Company does not expect significant proceeds from this disposal and accordingly, recorded an impairment charge of $12.6 million during the year ended December 31, 2004.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. SEGMENT INFORMATION
The Company’s continuing operations were previously classified into two business segments: North American rail transportation and International rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, as well as corporate expenses and has been restated for the exclusion of the Arizona Eastern Railway Company, the West Texas and Lubbock Railroad, the San Luis and Rio Grande Railroad and the Alberta Railroad Properties operations, except for total assets and capital expenditures, due to their reclassification to discontinued operations. The international segment has been restated for the exclusion of the Chilean and Australian operations, except for total assets and capital expenditures, due to their reclassification to discontinued operations.
Business and geographical segment information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):
YEAR ENDED DECEMBER 31, 2005:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$423,682	$363,182	$60,500	$—	$—
Depreciation and amortization	$31,114	$25,752	$5,362	$—	$—
Income from continuing operations before income taxes	$30,315	$24,074	$6,241	$—	$—
Interest expense	$20,329	$18,331	$1,998	$—	$—
Total assets	$1,147,376	$938,859	$208,517	$—	$—
Capital expenditures	$75,907	$55,607	$20,300	$—	$—
YEAR ENDED DECEMBER 31, 2004:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$369,432	$314,483	$54,949	$—	$—
Depreciation and amortization	$28,462	$23,658	$4,804	$—	$—
Income from continuing operations before income taxes	$(28,599)	$(23,353)	$(5,246)	$—	$—
Interest expense	$27,696	$26,908	$788	$—	$—
Total assets	$1,016,143	$828,807	$187,336	$—	$—
Capital expenditures	$75,800	$49,465	$12,877	$—	$13,458
YEAR ENDED DECEMBER 31, 2003:

		NORTH AMERICA		INTERNATIONAL
	CONSOLIDATED	UNITED STATES	CANADA	CHILE	AUSTRALIA

Revenue	$329,810	$279,915	$49,895	$—	$—
Depreciation and amortization	$23,107	$19,536	$3,571	$—	$—
Income from continuing operations before income taxes	$36,774	$27,171	$9,603	$—	$—
Interest expense	$31,585	$30,652	$933	$—	$—
Total assets	$1,232,490	$746,085	$183,278	$59,011	$244,116
Capital expenditures	$71,508	$44,034	$10,257	$2,189	$15,028

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. UNAUDITED QUARTERLY FINANCIAL DATA
All quarterly financial data has been restated to reflect the results of Ferronor, Freight Australia, Arizona Eastern Railway Company, West Texas and Lubbock Railroad, the San Luis and Rio Grande Railroad and the Alberta Railroad Properties in discontinued operations. The diluted earnings per share for each quarter will not necessarily add-up to the amount reported for the entire fiscal year on the Consolidated Statements of Income due to variations in the calculation for each quarter related to convertible debt.
Quarterly financial data for 2005 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Operating revenue	$101,681	$104,135	$105,797	$112,069
Operating income	$9,783	$14,938	$12,465	$14,079
Income from continuing operations	$4,908	$9,090	$7,487	$9,360
Net income	$6,216	$9,278	$7,674	$7,654

Basic income from continuing operations per share	$0.13	$0.24	$0.20	$0.24

Diluted income from continuing operations per share	$0.13	$0.24	$0.19	$0.24
Quarterly financial data for 2004 is as follows (in thousands, except per share amounts):

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

Operating revenue	$88,937	$90,128	$93,546	$96,821
Operating income	$14,765	$9,553	$2,408	$11,920
Income (loss) from continuing operations	$4,201	$(587)	$(31,084)	$4,336
Net income (loss)	$1,275	$1,611	$(33,139)	$4,314

Basic income (loss) from continuing operations per share	$0.13	$(0.02)	$(0.86)	$0.12

Diluted income (loss) from continuing operations per share	$0.12	$(0.02)	$(0.86)	$0.11