Form 10-Q
period 2006-03-31
RAILAMERICA INC /DE
filed 2006-05-10
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006, or

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
(Address of principal executive offices)(Zip code)
(561) 994-6015
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, par value $.001 — 38,872,606 shares as of May 8, 2006

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$11,774	$14,310
Accounts and notes receivable, net	75,480	82,395
Current assets of discontinued operations	—	3,140
Other current assets	14,293	14,114

Total current assets	101,547	113,959
Property, plant and equipment, net	905,277	904,588
Long-term assets of discontinued operations	—	25,879
Other assets	96,697	102,950

Total assets	$1,103,521	$1,147,376

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,984	$6,079
Accounts payable	57,500	75,222
Accrued expenses	29,461	43,524
Current liabilities of discontinued operations	—	4,275

Total current liabilities	91,945	129,100
Long-term debt, less current maturities	401,439	427,794
Deferred income taxes	146,201	141,606
Long-term liabilities of discontinued operations	—	2,261
Other liabilities	15,153	15,337

Total liabilities	654,738	716,098

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 38,840,842 shares and 38,688,496 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	39	39
Additional paid-in capital and other	332,370	330,919
Retained earnings	82,648	67,628
Accumulated other comprehensive income	33,726	32,692

Total stockholders’ equity	448,783	431,278

Total liabilities and stockholders’ equity	$1,103,521	$1,147,376

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2006 and 2005
(in thousands, except earnings per share)
(unaudited)

	2006	2005

Operating revenue	$115,025	$101,681

Operating expenses:
Transportation	67,798	62,908
Selling, general and administrative	23,810	21,825
Net gain on sale of assets	(468)	(82)
Depreciation and amortization	9,633	7,169

Total operating expenses	100,773	91,820

Operating income	14,252	9,861
Interest expense	(6,773)	(4,309)
Other expense	(480)	—

Income from continuing operations before income taxes	6,999	5,552
Provision for income taxes	350	644

Income from continuing operations	6,649	4,908
Gain from sale of discontinued operations, net of income taxes	8,313	239
Income from discontinued operations, net of income taxes	58	1,069

Net income	$15,020	$6,216

Basic earnings per common share:
Continuing operations	$0.17	$0.13
Discontinued operations	0.22	0.04

Net income	$0.39	$0.17

Diluted earnings per common share:
Continuing operations	$0.17	$0.13
Discontinued operations	0.22	0.03

Net income	$0.39	$0.16

Weighted average common shares outstanding:
Basic	38,436	37,445
Diluted	38,827	38,266
The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$15,020	$6,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred loan costs	10,507	7,784
Net gain on sale or disposal of properties	(13,875)	(345)
Deferred income taxes and other	5,011	1,430
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	7,682	(7,640)
Other current assets	(221)	1,078
Accounts payable	(17,005)	(17,488)
Accrued expenses	(271)	422
Other assets and liabilities	(155)	(146)

Net cash provided by (used in) operating activities	6,693	(8,689)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,006)	(13,518)
Proceeds from sale of assets, net of cash on-hand	29,777	6,054

Net cash provided by (used in) investing activities	16,771	(7,464)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	39,700	—
Principal payments on long-term debt	(67,149)	(2,000)
Proceeds from exercise of stock options and warrants	1,389	3,695

Net cash provided by (used in) financing activities	(26,060)	1,695

Effect of exchange rates on cash	60	(96)

Net decrease in cash	(2,536)	(14,554)
Cash, beginning of period	14,310	24,331

Cash, end of period	$11,774	$9,777

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

In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The December 31, 2005 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s principal operations consist of rail freight transportation in North America.

The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2005 annual report on Form 10-K.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. The results for the first quarter ended March 31, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement. See footnote 3 for further information on the adoption of this pronouncement.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION

The Company has an incentive compensation plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire ten years from the date of the grant. The Company had previously adopted the disclosure-only provisions of SFAS No. 123, but as of January 1, 2006, the Company adopted the prospective method of accounting for stock-based compensation under SFAS No. 123-R. As a result, the Company recognized additional compensation expense in the first quarter of 2006 related to unvested outstanding stock options and the Company’s Employee Stock Purchase Plan. The effect of the adoption of SFAS No. 123-R on the Company’s financial results for the three months ended March 31, 2006 was to add $0.2 million of compensation expense to income from continuing operations, before tax, and $0.1 million, after tax.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0.0%; expected volatility of 44%; risk-free interest rate of 5.0%; and expected lives of five years. The weighted average fair value of options granted during 2005 was $6.05 per share. There were no stock options granted during the first quarter of 2006. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life, which represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

The Company maintains an Employee Stock Purchase Plan under which all full-time employees may purchase shares of common stock subject to an annual limit of $25,000 at a price equal to 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. The impact of adopting SFAS No. 123-R on this plan was immaterial.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income for the first quarter ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter ended March 31, 2005.

For the three months
ended March 31,
2005

Net income, as reported	$6,216
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(141)

Pro forma net income	$6,075

Earnings per share:
Basic-as reported	$0.17

Basic-pro forma	$0.16

Diluted-as reported	$0.16

Diluted-pro forma	$0.16

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION, continued

A summary of the status of stock options as of March 31, 2006, and changes during the period then ended, is presented below (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
	Number of	Average	Aggregate	Remaining
	Outstanding	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1, 2006	2,809,538	$10.59
Granted	0	$0.00
Exercised	(23,825)	$9.39
Forfeited	(41,127)	$11.22

Outstanding at March 31, 2006	2,744,586	$10.60	$2,224	4.97

Exercisable at March 31, 2006	2,590,712	$10.50	$2,208	4.80

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $0.02 million and $1.2 million, respectively.

The Company also has the ability to issue restricted shares under the incentive compensation plan. A summary of the status of restricted shares as of March 31, 2006, changes during the three-month period then ended and the weighted average grant date fair values is presented below:

	Time Based		Performance Based		Deferred

Balance at January 1, 2006	251,805	$10.42	72,502	$11.72	44,602	$11.67
Granted	1,500	$11.63	0	$0.00	0	$0.00
Vested	0	$0.00	0	$0.00	0	$0.00
Cancelled	(5,050)	$8.48	0	$0.00	0	$0.00

Balance at March 31, 2006	248,255	$10.47	72,502	$11.72	44,602	$11.67

Time based restricted stock awards granted are generally scheduled to vest over four to five years, although in some cases individual grants may vest over one year, and are contingent on continued salaried employment. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The deferred shares vest based upon years of service of the participating employee. The Company recognized compensation expense of approximately $0.2 million and $0.1 million in the quarters ended March 31, 2006 and 2005, respectively, related to these restricted, performance and deferred shares.

At March 31, 2006, there was $3.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.48 years.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	EARNINGS PER SHARE

For the three months ended March 31, 2006 and 2005, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2006, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and unvested restricted stock. A total of 1.2 million options and warrants were excluded from the calculation for the three months ended March 31, 2006, as such securities were anti-dilutive.

For the three months ended March 31, 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and unvested restricted stock. A total of 0.3 million options and warrants were excluded from the calculation for the three months ended March 31, 2005, as such securities were anti-dilutive.

The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three months ended
	March 31,
	2006	2005

Income from continuing operations (basic and diluted)	$6,649	$4,908

Weighted average shares outstanding (basic)	38,436	37,445
Options, warrants and unvested restricted stock	391	821

Weighted average shares outstanding (diluted)	38,827	38,266

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS

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

The results of operations for the San Luis & Rio Grande Railroad were as follows (in thousands):

For the three months
ended March 31, 2005

Operating revenue	$767

Operating income	$6

Income from discontinued operations	$6
Income tax provision	2

Income from discontinued operations, net of tax	$4

During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, the Company determined that the sale would result in a loss on sale of the assets. Accordingly, the Company recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of March 31, 2006, there was no change to the estimated loss recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate of at least 4,000 carloads must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. In addition, the assets and liabilities of the Alberta Railroad Properties were classified as assets and liabilities of discontinued operations on the December 31, 2005 balance sheet.

Interest expense was allocated to the Alberta Railroad Properties as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three months ended March 31, 2005, $0.2 million of interest expense was allocated to these discontinued operations. The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.

The results of operations for the Alberta Railroad Properties were as follows (in thousands):

	For the three months ended March 31,
	2006	2005

Operating revenue	$1,337	$7,609

Operating income	$101	$1,775

Income from discontinued operations	$101	$1,643
Income tax provision	43	578

Income from discontinued operations, net of tax	$58	$1,065

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS, continued

The major classes of assets and liabilities of the Alberta Railroad Properties were as follows (in thousands):

As of December 31, 2005

Accounts receivable, net	$2,631
Other current assets	509

Total current assets	3,140

Property, plant and equipment, net	25,423
Other assets	456

Total assets	$29,019

Accounts payable	$2,639
Accrued expenses	1,636

Total current liabilities	4,275

Deferred income taxes	2,261

Total liabilities	$6,536

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, the Company reduced its reserve for warranty claims by $13.4 million through discontinued operations. For the three months ended March 31, 2006 and 2005, this transaction contributed gains of $8.3 million and $0.2 million, net of tax, to the gain from sale of discontinued operations.

In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. In January 2006, the Company received $7.1 million in full satisfaction of the amounts outstanding under the secured notes and recorded a charge of $0.4 million in other expense for the discount from the face amount of these notes.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	EXPANSION OF OPERATIONS

On September 30, 2005, the Company’s wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa Inc., referred to as the Alcoa Railroad Group, for $77.8 million in cash, plus the assumption of $6.5 million of negative working capital. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc. The Company funded the transaction through a $75.0 million increase in the term loan portion of the Company’s existing senior secured credit facility (see Note 8) and through cash on hand. As part of the agreement, the Company and Alcoa have also entered into three long-term service agreements, under which the Company will continue to provide service to Alcoa’s facilities.

The acquired Alcoa Railroad Group consists of the Point Comfort & Northern Railway Co., or the PCN, the Rockdale, Sandow & Southern RR Co., or the RSS, the Massena Terminal RR Co., or the MSTR, and the Bauxite & Northern Railway Co., or the BXN. Based in Port Comfort, Texas, the PCN provides transportation services primarily for Alcoa’s bauxite, alumina and chemicals facility in Point Comfort, Texas. The 13-mile railroad originates at Alcoa’s plant and terminates in Lolita, Texas. The PCN interchanges with Union Pacific Railroad. Based in Sandow, Texas, the RSS provides services primarily for Alcoa’s aluminum manufacturing facility in Rockdale, Texas. The six-mile railroad originates at Alcoa’s plant and terminates in Marjorie, Texas. The RSS interchanges with Union Pacific Railroad. Based in Massena, New York, the three-mile MSTR provides services for Alcoa’s aluminum manufacturing facility in Massena, New York. The railroad originates at Alcoa’s plant and terminates at Massena Junction. The MSTR interchanges with CSX Transportation. Based in Bauxite, Arkansas, the BXN provides services to a former Alcoa specialty chemicals facility in Bauxite, now owned by Almatis, Inc. The three-mile railroad originates at the Almatis, Inc. plant and terminates at Bauxite Junction. The BXN interchanges with Union Pacific Railroad.

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

The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisition of the Alcoa Railroad Group had occurred at January 1, 2005, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

For the Three
(in thousands, except per share data)	Months Ended
(Unaudited)	March 31, 2005

Operating revenue	$106,585

Income from continuing operations	$5,210

Net income	$6,518

Income from continuing operations per share — diluted	$0.13
Net income per share — diluted	$0.17
On September 10, 2005, the Company’s wholly-owned subsidiary, Mid-Michigan Railroad Inc., entered into a 25-year operating lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line for $50,000 a year. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with the Company’s Michigan Shore Railroad and CSX Transportation.

7.	DISPOSITION OF E&N RAILWAY

In the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, the Company did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million. On March 24, 2006, the Company transferred ownership of the E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, the Company expects to realize approximately CAD $5.0 million in tax benefits in Canada as a result of the transaction being treated as a charitable gift. As the Company will continue to operate the railroad, assume any risks and rewards with its operations and fund any operating cash shortfalls until June 30, 2006, the donation of the property will be recorded upon final transition of operations.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	DEBT

On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility originally consisted of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011, require 1% annual principal amortization and bear interest at LIBOR plus 2.25%, or 7.0625% as of March 31, 2006. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 2.00%. On September 30, 2005, the Company entered into Amendment No. 1 of its amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility.

The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended September 30, 2005. At March 31, 2006, the Company’s leverage ratio was 3.80 resulting in a 0.25% reduction in its margin rate effective as of May 10, 2006.

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

The amended and restated senior credit facility contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of March 31, 2006 and anticipates being in compliance with its covenants during the next twelve months.

In August 2000, RailAmerica Transportation Corp., a wholly-owned subsidiary of the Company, sold units consisting of $130.0 million of 12-7/8% senior subordinated notes due 2010 (the “Notes”) and warrants to purchase 1,411,414 shares of the Company’s common stock in a private offering, for gross proceeds of $122.2 million after deducting the initial purchasers’ discount. On September 29, 2004, the Company repurchased $125.7 million of the Notes. The proceeds from the sale of Freight Australia and from the amended and restated senior credit facility were used to fund the purchase of the Notes. On August 15, 2005, the Company redeemed the remaining $4.3 million of outstanding Notes for a call price of $1.064375 per $1.00 principal amount of the Notes.

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

Fuel costs represented 12% of total revenues during the first quarter of 2006. Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges under SFAS No. 133. For the first quarter of 2006, approximately 15% of the Company’s fuel costs were subject to fuel hedges. As of March 31, 2006, the Company has entered into fuel hedge agreements for 175,000 gallons per month for the remainder of 2006 at an average rate of $1.99 per gallon, including transportation and distribution costs. The fair value of these hedges was a net receivable of $0.3 million at March 31, 2006.

On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The fair value of this swap was a net receivable of $1.8 million at March 31, 2006.

On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.4 million at March 31, 2006.

On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.8 million at March 31, 2006.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	INCOME TAX PROVISION

The Company’s effective income tax rates in the first quarters of 2006 and 2005 for continuing operations were 5% and 12%, respectively. These rates include tax benefits of approximately $2.5 million and $1.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004.

11.	COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of March 31, 2006, accumulated other comprehensive income consisted of $3.4 million of unrealized gains related to hedging transactions and $30.3 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands).

	Three months ended
	March 31,
	2006	2005

Net income	$15,020	$6,216
Other comprehensive income
Unrealized gain on derivatives designated as hedges, net of taxes	1,016	3,312
Realization of cumulative translation adjustment from sale of Alberta Railroad Properties	(678)	—
Change in cumulative translation adjustments	696	429

Total comprehensive income	$16,054	$9,957

12.	PENSION DISCLOSURES

Components of the net periodic pension cost for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three months ended
	March 31,
Net Periodic Cost	2006	2005

Service cost	$37	$29
Interest cost	106	87
Expected return on plan assets	(95)	(77)
Amortization of net actuarial loss	13	11
Amortization of prior service costs	5	5

Net cost recognized	$66	$55

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. In the opinion of management the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On October 26, 2004 a train operated by the Company’s subsidiary, the Central Oregon & Pacific Railroad, or CORP, derailed at Cow Creek Canyon in Oregon, resulting in the discharge of diesel fluid into Cow Creek. The CORP immediately initiated a remediation process and followed proper clean-up procedures. Although there was no long-term environmental impact resulting from the diesel spill, the United States Attorney’s Office for the District of Oregon and the Environmental Protection Agency have undertaken an investigation into the derailment and CORP’s operations through Cow Creek Canyon to determine whether there has been a violation of the Clean Water Act, and have issued subpoenas to the Company and the CORP. At this time, the U.S. Attorney’s office has not informed the Company whether it will proceed with a prosecution. Management is aware that the EPA intends to interview some employees for purposes of assisting the government in deciding whether to prosecute. At this time, management cannot predict whether the government will pursue criminal proceedings seeking penalties or other remedial action.

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

The Company’s operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. In the opinion of management the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are a leading short line and regional rail service provider in North America. We own, lease or operate a diversified portfolio of 42 railroads with approximately 7,800 miles of track located in the United States and Canada. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
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
  Carload Growth and Acquisitions
     Our total carloads increased by 3.1%, including 0.2% on a “same railroad” basis, during the first quarter of 2006 compared to the first quarter of 2005, with the average rate per carload increasing from $288 to $312. “Same railroad” amounts exclude amounts associated with railroads, or portions of railroads, sold or acquired by us after January 1, 2005.
     On September 10, 2005, our wholly-owned subsidiary, Mid-Michigan Railroad, entered into a 25-year lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSX Transportation.
     On September 30, 2005, our wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa, Inc. referred to as the Alcoa Railroad Group. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc. As part of the agreement, we have entered into three long-term service agreements with Alcoa, under which we will continue to provide service to Alcoa’s facilities. We assumed control of the operations of the Alcoa Railroad Group on October 1, 2005. In conjunction with the purchase of the Alcoa Railroad Group, on September 30, 2005, we entered into an amendment to our senior credit facility, which added $75 million to the U.S. dollar tranche of the term loan facility. The results of operations of these railroads have been included in our consolidated financial statements since their respective acquisition dates.
  Divestitures
     In December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long-term note of $1.5 million, resulting in a pretax loss of $0.6 million, or $0.1 million after tax. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated pretax loss on the sale of the properties of $2.5 million, or $3.8 million after tax. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of March 31, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate amount of carloads equal to or greater than 4,000 must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented.
     In the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, we did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million. On March 24, 2006, we transferred ownership of the

E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, we expect to realize approximately CAD$5.0 million in tax benefits in Canada as a result of the transaction being treated as a charitable gift. As we will continue to operate the railroad, assume any risks and rewards with its operations and fund any operating cash shortfalls until June 30, 2006, the donation of the property will be recorded upon the final transition of operations. Upon transfer of the operations, we expect to record an estimated gain of $0.5 million in discontinued operations.
  Commodity Mix
     We operate 42 railroads. Each of these railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended March 31, 2006, bridge traffic accounted for 18%, coal accounted for 12%, and lumber and forest products accounted for 10% of our carloads. As a percentage of revenue, which is affected by several factors including the length of the haul, lumber and forest products generated 14%, chemicals generated 12% and metal products generated 9% of our freight revenue for the three months ended March 31, 2006. Bridge traffic, which neither originates nor terminates on our line and generally has a lower rate per carload, generated 7% of our freight revenue during the three months ended March 31, 2006.
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
     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters and deferred income taxes. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we establish an accrual for a loss contingency if information available to us prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside legal counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our consolidated statement of income in the period of the change.
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
     Property, plant and equipment comprised 82% of our total assets as of March 31, 2006. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     Our historical results of operations for our North American railroads include the operations of our acquired railroads from the dates of acquisition as follows:

Name of railroad	Date of acquisition
Fremont Line	September 2005
Alcoa Railroad Group	October 2005
     We disposed of certain railroads as follows:

Name of railroad	Date of disposition
San Luis & Rio Grande Railroad	December 2005
Alberta Railroad Properties	January 2006
     As a result, the results of operations for the quarters ended March 31, 2006 and 2005 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended March 31,
	2006		2005

Operating revenue	$115,025	100.0%	$101,681	100.0%

Operating expenses:
Maintenance of way	13,221	11.4%	14,178	13.9%
Maintenance of equipment	4,331	3.8%	3,750	3.7%
Transportation	37,644	32.7%	33,117	32.6%
Equipment rental	12,602	11.0%	11,863	11.7%
Selling, general and administrative	23,810	20.7%	21,825	21.5%
Net gain on sale of assets	(468)	-0.4%	(82)	-0.1%
Depreciation and amortization	9,633	8.4%	7,169	7.0%

Total operating expenses	100,773	87.6%	91,820	90.3%

Operating income	$14,252	12.4%	$9,861	9.7%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended March 31,
	2006		2005

Operating revenue	$115,025	100.0%	$101,681	100.0%

Operating expenses:
Labor and benefits	35,602	31.0%	33,368	32.8%
Equipment rents	13,379	11.6%	12,417	12.2%
Purchased services	8,307	7.2%	7,372	7.3%
Diesel fuel	14,319	12.4%	11,042	10.9%
Casualties and insurance	4,507	3.9%	5,991	5.9%
Materials	2,704	2.4%	2,600	2.6%
Joint facilities	3,191	2.8%	3,190	3.1%
Other expenses	9,599	8.3%	8,753	8.6%
Net gain on sale of assets	(468)	-0.4%	(82)	-0.1%
Depreciation and amortization	9,633	8.4%	7,169	7.0%

Total operating expenses	100,773	87.6%	91,820	90.3%

Operating income	$14,252	12.4%	$9,861	9.7%

     OPERATING REVENUE. Operating revenue increased by $13.3 million, or 13%, to $115.0 million in the first quarter of 2006, from $101.7 million in the first quarter of 2005. Total carloads increased to 325,484 in 2006, from 315,589 in 2005. Excluding revenue of $6.0 million in 2006 for the acquired railroads, the Alcoa Railroad Group and the Fremont Line, operating revenue increased $7.3 million, or 7%, while carloads increased by 624, or 0.2%. This increase in “same railroad” revenue is primarily due to an increase in rates, higher fuel surcharges, which increased from $2.0 million in the first quarter of 2005 to $4.0 million in the first quarter of 2006, and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $312 in the three months ended March 31, 2006, from $288 in 2005 was primarily due to rate growth, the higher fuel surcharge and the improvement in the Canadian dollar.
     Non-freight revenue increased by $2.8 million, or 26%, to $13.5 million in the first quarter of 2006 from $10.7 million in the first quarter of 2005. This increase is primarily due to the acquisition of the Alcoa Railroad Group.
     The following table compares our North American freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2006 and 2005:

	For the three months ended			For the three months ended
(dollars in thousands, except average rate per carload)	March 31, 2006			March 31, 2005
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$14,677	32,056	458	$13,150	30,826	427
Chemicals	12,219	28,972	422	11,699	29,567	396
Metal	9,595	23,028	417	8,564	23,488	365
Agricultural & Farm Products	9,399	27,753	339	8,784	28,366	310
Coal	9,027	39,896	226	8,032	38,112	211
Food Products	7,829	22,454	349	7,399	22,745	325
Railroad Equipment/Bridge Traffic	7,272	58,946	123	6,646	55,621	119
Paper Products	7,031	19,528	360	7,932	22,451	353
Metallic/Non-metallic Ores	6,900	20,771	332	4,080	13,610	300
Minerals	6,245	15,089	414	5,035	13,635	369
Petroleum Products	4,996	12,053	415	4,427	12,511	354
Other	3,648	11,053	330	2,639	8,414	314
Autos	1,578	5,812	272	1,527	6,744	226
Intermodal	1,070	8,073	133	1,044	9,499	110

Total	$101,486	325,484	$312	$90,958	315,589	$288

     Lumber and forest product revenue was $14.7 million in the quarter ended March 31, 2006, compared to $13.2 million in the quarter ended March 31, 2005, an increase of $1.5 million or 12%. This increase was primarily due to increased moves in Oregon and Washington as a result of a strong demand for lumber. In addition, the average rate per carload increased due to contractual rate increases and due to an increase in the average length of haul since the reopening of Tunnel #13 on the Central Oregon and Pacific Railroad.
     Chemical revenue was $12.2 million in the quarter ended March 31, 2006, compared to $11.7 million in the quarter ended March 31, 2005, an increase of $0.5 million or 4%. This increase was primarily due to additional haulage for an existing customer in Alabama and contractual rate increases, partially offset by a decrease in business with a customer in Michigan.
     Metals revenue was $9.6 million in the quarter ended March 31, 2006, compared to $8.6 million in the quarter ended March 31, 2005, an increase of $1.0 million or 12%. This increase was due to increased production levels of scrap metals in Illinois, contractual rate increases and an increase in fuel surcharges, partially offset by a decrease in pig iron shipments in Ohio and Indiana and operational inefficiencies at a customer in southern Ontario.
     Agricultural and farm products revenue was $9.4 million in the quarter ended March 31, 2006, compared to $8.8 million in the quarter ended March 31, 2005, an increase of $0.6 million or 7%. This increase was primarily due to a strong wheat market in Kansas and contractual rate increases, partially offset by a weak market for grain in Ohio.
     Coal revenue was $9.0 million in the quarter ended March 31, 2006, compared to $8.0 million in the quarter ended March 31, 2005, an increase of $1.0 million or 12%. This increase was primarily due to increased business with existing and new customers in Indiana, change in timing of moves for an existing customer in Michigan and the strengthening of the Canadian dollar.
     Food products revenue was $7.8 million in the quarter ended March 31, 2006, compared to $7.4 million in the quarter ended March 31, 2005, an increase of $0.4 million or 6%. This increase was primarily due to increased demand for tomato products and increased shipments of beer in California.
     Railroad equipment and bridge traffic revenue was $7.3 million in the quarter ended March 31, 2006, compared to $6.6 million in the quarter ended March 31, 2005, an increase of $0.7 million or 9%. This increase was primarily due to a short-term diversion of additional haulage by Class I carriers in Canada over our line, partially offset by unplanned customer downtime in Arkansas.
     Paper products revenue was $7.0 million in the quarter ended March 31, 2006, compared to $7.9 million in the quarter ended March 31, 2005, a decrease of $0.9 million or 11%. This decrease was the result of an ongoing work stoppage at a customer in Nova Scotia. We cannot predict when that work stoppage may be resolved.
     Metallic and non-metallic ores revenue was $6.9 million in the quarter ended March 31, 2006, compared to $4.1 million in the quarter ended March 31, 2005, an increase of $2.8 million or 69%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Minerals revenue was $6.2 million in the quarter ended March 31, 2006, compared to $5.0 million in the quarter ended March 31, 2005, an increase of $1.2 million or 24%. This increase was primarily due to an increase in cement moves in the Southwest, increased limestone shipments with existing customers in Alabama and contractual rate increases.
     Petroleum products revenue was $5.0 million in the quarter ended March 31, 2006, compared to $4.4 million in the quarter ended March 31, 2005, an increase of $0.6 million or 13%. This increase was due to the acquisition of the Alcoa Railroad Group, increased carloads in Kansas as a result of strong demand for roofing products and asphalt and contractual rate increases.
     Other revenue was $3.6 million in the quarter ended March 31, 2006, compared to $2.6 million in the quarter ended March 31, 2005, an increase of $1.0 million or 38%. This increase was due to an increase in construction and debris haulage in New England and South Carolina.
     Autos revenue was relatively flat at $1.6 million in the quarter ended March 31, 2006, compared to $1.5 million in the quarter ended March 31, 2005. The rate per carload increased as a result of contractual rate increases.
     Intermodal revenue was relatively flat at $1.1 million in the quarter ended March 31, 2006, compared to $1.0 million in the quarter ended March 31, 2005. The rate per carload increased as a result of contractual rate increases.
     OPERATING EXPENSES. Operating expenses increased to $100.8 million in the three months ended March 31, 2006, from $91.8 million in the first quarter of 2005. The operating ratio, defined as total operating expenses divided by total operating revenue, was 87.6% in 2006 compared to 90.3% in 2005. The decrease in the operating ratio was primarily due to improvements in casualty and labor costs in the first quarter of 2006, as well as the acquisition of the Alcoa Railroad Group which has a lower average operating ratio, partially offset by higher fuel costs.

     LABOR AND BENEFITS. Labor and benefits expenses increased $2.2 million, or 7%, to $35.6 million in 2006 from $33.4 million in 2005 primarily due to the acquisition of the Alcoa Railroad Group, increased headcount and stock compensation expense recognized in the first quarter of 2006. As a percentage of revenue, labor and benefits decreased to 31.0% in 2006 from 32.8% in 2005, primarily due to increases in revenue.
     EQUIPMENT RENTS. Equipment rent expense increased $1.0 million, or 8%, to $13.4 million in 2006 from $12.4 million in 2005 primarily due to the Alcoa Railroad Group acquisition. The Alcoa Railroad Group, which has a fleet of railcars, incurred $1.0 million of equipment rents, or 17.6% of their combined revenue. Equipment rents decreased as a percentage of revenue to 11.6% in the first quarter of 2006, from 12.2% in the first quarter of 2005 as a result of improved rail car management. Car hire expense, which is a component of equipment rents, declined $1.0 million in the first quarter of 2006 compared to the first quarter of 2005.
     PURCHASED SERVICES. Purchased services expense increased $0.9 million, or 13%, to $8.3 million in the first quarter of 2006 from $7.4 million in the first quarter of 2005 due to an increase in maintenance on railcars and inspections of track and bridges. As a percentage of revenue, purchased services remained relatively flat at 7.2% in 2006 and 7.3% in 2005.
     DIESEL FUEL. Diesel fuel expense increased $3.3 million, or 30%, to $14.3 million in the first quarter of 2006 from $11.0 million in the first quarter of 2005. As a percentage of revenue, diesel fuel increased to 12.4% in 2006 from 10.9% in 2005. Average fuel costs were $2.00 per gallon in 2006 compared to $1.57 per gallon in 2005, resulting in a $3.0 million increase in fuel expense in the first quarter of 2006. This increase was partially offset by higher fuel surcharge revenue of $2.0 million as noted above.
     CASUALTIES AND INSURANCE. Casualties and insurance expense decreased $1.5 million, or 25%, to $4.5 million in the first quarter of 2006 from $6.0 million in the first quarter of 2005 and, as a percentage of revenue, decreased to 3.9% in 2006, from 5.9% in 2005, due to the decrease in Federal Railroad Administration, or FRA, reportable train incidents and FRA reportable personal injuries in the first quarter of 2006 compared to 2005. During the first quarter of 2006 we experienced 23 FRA reportable incidents compared to 41 in the first quarter of 2005. Our FRA personal injury frequency ratio in the first quarter of 2006 was 1.51 compared to 3.49 in the first quarter of 2005. The FRA personal injury frequency ratio is measured as the number of reportable injuries per 200,000 person hours worked.
     MATERIALS. Materials expense remained relatively flat at $2.7 million in the first quarter of 2006 from $2.6 million in the first quarter of 2005. As a percentage of revenue, materials expense decreased to 2.4% in 2006, from 2.6% in 2005, due to the increase in revenue while the absolute amount spent on materials remained relatively flat.
     JOINT FACILITIES. Joint facility costs were flat at $3.2 million in the first quarter of 2006 and 2005. As a percentage of revenue, joint facility expenses decreased to 2.8% in 2006, from 3.1% in 2005, due to the increase in revenue.
     OTHER EXPENSES. Other expenses increased $0.8 million to $9.6 million in the first quarter of 2006 from $8.8 million in the first quarter of 2005 primarily due to the acquisition of the Alcoa Railroad Group, higher travel costs specifically associated with higher automotive fuel cost per gallon, and an increase in training and safety expenses. As a percentage of revenue, other expense decreased to 8.3% in 2006, from 8.6% in 2005, due to the relatively fixed nature of these expenses.
     NET GAIN ON SALE OF ASSETS. Net gains on sales of assets increased $0.4 million to $0.5 million in the first quarter of 2006 compared to $0.1 million in the first quarter of 2005. The first quarter of 2005 included a loss of $0.8 million for the STB-ordered sale of our La Harpe- Hollis Line to Keokuk Junction Railway Company.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 8.4% in the first quarter of 2006, from 7.0% in the first quarter of 2005 as a result of capital expenditures incurred in 2005, the amortization of the intangible assets associated with the Alcoa Railroad Group acquisition and depreciation on our locomotive fleet. Approximately two-thirds of our locomotive fleet is leased under agreements which expire by the end of 2008.

     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, increased $2.5 million to $6.8 million for the three months ended March 31, 2006, from $4.3 million in the first quarter of 2005. This increase is primarily due to the additional debt incurred in the third quarter of 2005 related to the acquisition of the Alcoa Railroad Group, the increase of our interest rate on our senior credit facility by .25% due to our leverage ratio, as defined in our amended and restated credit agreement, exceeding 4.0 during the twelve months ended December 31, 2005 and an increase in LIBOR from the first quarter of 2005. Additionally, interest expense of $0.2 million for the quarter ended March 31, 2005, was allocated to discontinued operations.
     OTHER EXPENSE. During the quarter ended March 31, 2006, we incurred a $0.4 million charge to other expense as a result of the prepayment discount we accepted on the notes issued as part of the sale of our equity interest in Ferronor, a Chilean railroad. We also incurred a $0.1 million charge related to the write-off of deferred loan costs associated with the paydown of our term loan.
     INCOME TAXES. Our effective income tax rates in the first quarters of 2006 and 2005 for continuing operations were 5% and 12%, respectively. The rates for the first quarters of 2006 and 2005 include tax benefits of approximately $2.5 million and $1.7 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004.
     DISCONTINUED OPERATIONS. During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the quarter ended March 31, 2005, the San Luis & Rio Grande Railroad contributed income of approximately $4,000 to income from discontinued operations.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax during the fourth quarter ended December 31, 2005. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. As of March 31, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. The cash proceeds from the sale were used to repay senior debt. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. For the quarters ended March 31, 2006 and 2005, the Alberta Railroad Properties contributed income of $0.1 million and $1.1 million to the income from discontinued operations, respectively.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provides various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties were capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, we reduced our reserve for warranty claims by $13.4 million through discontinued operations in the quarter ended March 31, 2006. For the three months ended March 31, 2006 and 2005, this transaction contributed gains of $8.3 million and $0.2 million, net of tax, to the gain from sale of discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $6.7 million, less capital expenditures of $13.0 million, resulted in a net outflow of $6.3 million for the three months ended March 31, 2006, compared to a net outflow of $22.2 million for the three months ended March 31, 2005. The decrease in net cash outflow is primarily due to an improvement in accounts receivable collections during the first quarter of 2006. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
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

Operating Activities
     Cash provided by operating activities was $6.7 million for the quarter ended March 31, 2006, compared to cash used in operating activities of $8.7 million for the three months ended March 31, 2005. The increase in cash flows from operating activities is primarily due to a decrease in accounts receivable, resulting from more timely collection of outstanding receivables from Class I carriers in the first quarter of 2006. Total cash provided by operating activities for the three months ended March 31, 2006, consisted of net income of $15.0 million, $10.5 million in depreciation and amortization, $5.0 million in deferred income taxes and other, offset by $13.9 million of asset sale gains and $10.0 million of net decreases in working capital accounts. Total cash used in operating activities for the quarter ended March 31, 2005 consisted of $6.2 million of net income, $7.8 million of depreciation and amortization, and $1.4 million in deferred taxes and other, offset by $23.8 million of net decreases in working capital accounts and $0.3 million in asset sale gains.
Investing Activities
     Cash provided by investing activities was $16.8 million for the three months ended March 31, 2006, compared to cash used in investing activities of $7.5 million in the three months ended March 31, 2005. The increase is primarily due to the receipt of proceeds from the sale of the Alberta Railroad Properties of $21.5 million in the first quarter of 2006. Capital expenditures were $13.0 million in the three months ended March 31, 2006, compared to $13.5 million in the three months ended March 31, 2005. Asset sale proceeds were $29.8 million for the three months ended March 31, 2006, compared to $6.1 million in 2005, due to the receipt of the sale proceeds of the Alberta Railroad Properties and prepayment of the Ferronor notes.
Financing Activities
     Cash used in financing activities was $26.1 million for the three months ended March 31, 2006 compared to cash provided by financing activities of $1.7 million in the three months ended March 31, 2005. The decrease of $27.8 million is primarily due to the paydown of our senior term debt during the first quarter of 2006 upon receipt of the cash proceeds from the sale of the Alberta Railroad Properties. Cash proceeds from the exercise of options and warrants in the three months ended March 31, 2006 and 2005, were $1.4 million and $3.7 million, respectively.
Working Capital
     As of March 31, 2006, we had working capital of $9.6 million, including cash on hand of $11.8 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $15.1 million, cash on hand of $14.3 million and $95.0 million of availability under our revolving credit facility at December 31, 2005. The working capital improvement at March 31, 2006, compared to December 31, 2005, is primarily due to a reduction of current payables primarily as a result of the expiration of the warranty reserve on the sale of Freight Australia. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, capital expenditures for property, plant and equipment, and debt service requirements.
Long-term debt
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility in 2004. On September 30, 2005, we entered into Amendment No. 1 of our amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility. We may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the administrative agent and lead arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of March 31, 2006, we had no balances outstanding under the revolving loan portions of the credit facility.

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

(b)	the average rate for 30 day Canadian dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at March 31, 2006, or

•	the reserve-adjusted LIBOR plus a specified margin determined based on our leverage ratio, which margin was 2.25% for term loans and 2.00% for revolving loans at March 31, 2006.
     The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to our leverage ratio (which is the ratio of our total debt to our EBITDA, as these terms are defined in our amended and restated credit agreement) exceeding 4.0 during the twelve months ended September 30, 2005. As of March 31, 2006 our leverage ratio decreased to 3.80, resulting in a reduction of 0.25% in our margin rate, effective May 10, 2006. Our covenants require us to maintain a leverage ratio below 4.75. We anticipate that our leverage ratio will remain below 4.0 for the next twelve months.
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
     In addition, the amended and restated senior credit facility contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of March 31, 2006, and anticipate being in compliance with our covenants during the next twelve months.
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

     On September 29, 2004, we repurchased $125.7 million of our $130 million principal amount 12-7/8% senior subordinated notes due August 15, 2010, through a tender offer and consent solicitation launched on August 31, 2004. Prior to expiration of the consent solicitation on September 14, 2004, holders of most of the outstanding notes tendered their securities and consented to the proposed amendments to the related indenture. The supplemental indenture incorporating the proposed amendments, which removed most of the restrictive covenants contained in the indenture, became effective on September 29, 2004, upon our acceptance for purchase of the tendered notes, and was binding upon the holders of the notes that were not tendered in the tender offer. We used proceeds from the sale of Freight Australia and from the amended and restated senior credit facility to fund the purchase of the notes. On August 15, 2005, we redeemed the $4.3 million of notes that remained outstanding for a call price of $1.064375 per $1.00 principal amount of the notes.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The fair value of this swap was a net receivable of $1.8 million at March 31, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. The fair value of this cap was a net receivable of $0.4 million at March 31, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. The fair value of these swaps was a net receivable of $2.8 million at March 31, 2006.
     All of these interest rate swaps and caps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found in this report under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Our results for the first quarter ended March 31, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement.
INFLATION
     Inflation in recent years has not had a significant effect on our operations. We believe that inflation will not adversely affect us in the future unless it increases substantially and we are unable to pass through such increases in our freight rates.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     The foregoing Management’s Discussion and Analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including: statements regarding further growth in transportation-related assets; the acquisition or disposition of railroads, assets and other companies; the increased usage of our existing rail lines; the growth of gross revenue; and the sufficiency of our cash flows for our future liquidity and capital resource needs. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, including, without limitation, those set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and the following:
•	decline in demand for transportation services;

•	the effect of economic conditions generally and particularly in the markets served by us;

•	our dependence upon the availability of financing for acquisitions of railroads and other companies;

•	our dependence on Class I railroads to efficiently interchange traffic with us and to provide an adequate railroad car supply to carry traffic tendered by our shippers;

•	an adverse change in currency exchange rates;

•	increases in interest rates or fuel costs;

•	a decline in the market acceptability of railroad services;

•	an organization or unionization of a material segment of our employee base;

•	the effect of competitive pricing;

•	failure to acquire additional businesses;

•	costs of seeking to acquire businesses;

•	the inability to integrate acquired businesses;

•	failure to achieve expected synergies;

•	failure to service debt;

•	failure to successfully market and sell non-core properties and assets; and

•	regulation by federal, state, local and foreign regulatory authorities.
     Our actual results may differ materially from our expectations included in these statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $1.8 million at March 31, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.4 million at March 31, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.8 million at March 31, 2006.
     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 12% of total revenue during the quarter ended March 31, 2006. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2006, we entered into fuel hedge agreements for 175,000 gallons per month for the remainder of 2006 (approximately 10% of consumption) at an average rate of $1.99 per gallon, including transportation and distribution costs. The fair value of these hedges was a net receivable of $0.3 million at March 31, 2006.

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

PART II. OTHER INFORMATION
Items 1, 1A, 3, 4 and 5 are not applicable and have been omitted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended March 31, 2006, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).
ITEM 6. EXHIBITS
Exhibits
3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: May 10, 2006	By:	/s/ Michael J. Howe

Michael J. Howe, Executive Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)