Form 10-Q
period 2006-06-30
RAILAMERICA INC /DE
filed 2006-08-08
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006, or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, par value $.001 — 39,150,017 shares as of August 4, 2006

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,191	$14,310
Accounts and notes receivable, net	80,486	82,395
Current assets of discontinued operations	—	3,140
Other current assets	11,633	14,114

Total current assets	105,310	113,959
Property, plant and equipment, net	922,381	904,588
Long-term assets of discontinued operations	—	25,879
Other assets	100,395	102,950

Total assets	$1,128,086	$1,147,376

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$4,990	$6,079
Accounts payable	64,940	75,222
Accrued expenses	31,145	43,524
Current liabilities of discontinued operations	—	4,275

Total current liabilities	101,075	129,100
Long-term debt, less current maturities	401,011	427,794
Deferred income taxes	143,690	141,606
Long-term liabilities of discontinued operations	—	2,261
Other liabilities	18,833	15,337

Total liabilities	664,609	716,098

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 39,096,794 shares and 38,688,496 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	39	39
Additional paid-in capital and other	333,729	330,919
Retained earnings	90,482	67,628
Accumulated other comprehensive income	39,227	32,692

Total stockholders’ equity	463,477	431,278

Total liabilities and stockholders’ equity	$1,128,086	$1,147,376

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2006 and 2005
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue	$116,833	$103,409	$231,183	$204,466

Operating expenses:
Transportation	71,998	60,627	139,349	123,078
Selling, general and administrative	26,887	20,772	50,515	42,414
Net (gain) loss on sale of assets	(535)	323	(1,003)	242
Depreciation and amortization	9,315	7,171	18,948	14,340

Total operating expenses	107,665	88,893	207,809	180,074

Operating income	9,168	14,516	23,374	24,392
Interest expense	(6,689)	(4,623)	(13,463)	(8,933)
Other expense	—	—	(480)	—

Income from continuing operations before income taxes	2,479	9,893	9,431	15,459
Provision for (benefit from) income taxes	(2,927)	865	(2,593)	1,514

Income from continuing operations	5,406	9,028	12,024	13,945
Gain from sale of discontinued operations, net of income taxes	2,354	—	10,667	239
Income from discontinued operations, net of income taxes	74	250	163	1,310

Net income	$7,834	$9,278	$22,854	$15,494

Basic earnings per common share:
Continuing operations	$0.14	$0.24	$0.31	$0.37
Discontinued operations	0.06	0.01	0.28	0.04

Net income	$0.20	$0.25	$0.59	$0.41

Diluted earnings per common share:
Continuing operations	$0.14	$0.24	$0.31	$0.36
Discontinued operations	0.06	—	0.28	0.04

Net income	$0.20	$0.24	$0.59	$0.40

Weighted average common shares outstanding:
Basic	38,534	37,691	38,485	37,568
Diluted	38,969	38,302	38,894	38,261
The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$22,854	$15,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of deferred loan costs	20,432	15,461
Net gain on sale or disposal of properties	(16,946)	(33)
Equity compensation costs	1,612	—
Deferred income taxes and other	911	834
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,997	1,647
Other current assets	2,484	3,837
Accounts payable	(10,139)	(13,556)
Accrued expenses	1,573	(903)
Other assets and liabilities	63	496

Net cash provided by operating activities	25,841	23,277

Cash flows from investing activities:
Purchase of property, plant and equipment	(32,363)	(29,509)
Proceeds from sale of assets, net of cash on-hand	31,402	6,253
Deferred transaction costs and other	—	(19)

Net cash used in investing activities	(961)	(23,275)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	39,700	7,800
Principal payments on long-term debt	(67,573)	(11,455)
Proceeds from exercise of stock options and warrants	1,791	4,220

Net cash (used in) provided by financing activities	(26,082)	565

Effect of exchange rates on cash	83	(34)

Net increase (decrease) in cash	(1,119)	533
Cash, beginning of period	14,310	24,331

Cash, end of period	$13,191	$24,864

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated financial statements included herein have been prepared by RailAmerica, Inc. (“RailAmerica” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The December 31, 2005 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
The Company’s principal operations consist of rail freight transportation in North America.
The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2005 annual report on Form 10-K.
2. NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. The results for the three and six months ended June 30, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement. See Note 3 for further information on the adoption of this pronouncement.
In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. STOCK-BASED COMPENSATION
The Company has an incentive compensation plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire ten years from the date of the grant. The Company had previously adopted the disclosure-only provisions of SFAS No. 123, but as of January 1, 2006, the Company adopted the prospective method of accounting for stock-based compensation under SFAS No. 123-R. As a result, the Company recognized additional compensation expense in the first six months of 2006 related to unvested outstanding stock options and the Company’s Employee Stock Purchase Plan. The effect of the adoption of SFAS No. 123-R on the Company’s financial results for the three and six months ended June 30, 2006 was to add $0.1 million and $0.3 million, respectively, of compensation expense to income from continuing operations, before tax, and $0.1 million and $0.2 million, after tax, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0.0%; expected volatility of 44%; risk-free interest rate of 5.0%; and expected lives of five years. The weighted average fair value of options granted during 2005 was $6.05 per share. There have been no stock options granted during 2006. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected lives, which represent the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected lives.
The Company maintains an Employee Stock Purchase Plan under which all full-time employees may purchase shares of common stock subject to an annual limit of $25,000 at a price equal to 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. The impact of adopting SFAS No. 123-R on this plan was immaterial.
Prior to January 1, 2006, the Company accounted for these incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income for the three or six months ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005.

	For the three months	For the six months
	ended	ended
	June 30, 2005
Net income, as reported	$9,278	$15,494
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(141)	(282)

Pro forma net income	$9,137	$15,212

Earnings per share:
Basic — as reported	$0.25	$0.41

Basic — pro forma	$0.24	$0.40

Diluted — as reported	$0.24	$0.40

Diluted — pro forma	$0.24	$0.40

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. STOCK-BASED COMPENSATION, continued
A summary of the status of stock options as of June 30, 2006, and changes during the three and six month periods then ended, is presented below (aggregate intrinsic value in thousands):

		Weighted		Weighted
	Number of	Average	Aggregate	Average
	Outstanding	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Life
Outstanding at April 1, 2006	2,744,586	$10.60
Granted	0	$0.00
Exercised	(39,481)	$9.34
Forfeited	(374,667)	$12.07

Outstanding at June 30, 2006	2,330,438	$10.38	$1,892	5.44

		Weighted		Weighted
	Number of	Average	Aggregate	Average
	Outstanding	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Life
Outstanding at January 1, 2006	2,809,538	$10.50
Granted	0	$0.00
Exercised	(63,306)	$9.36
Forfeited	(415,794)	$11.99

Outstanding at June 30, 2006	2,330,438	$10.38	$1,892	5.44

Exercisable at June 30, 2006	2,264,022	$10.36	$1,885	5.38

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.1 million and $0.1 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $0.2 million and $1.4 million, respectively.
The Company also has the ability to issue restricted shares under its incentive compensation plan. A summary of the status of restricted shares as of June 30, 2006, changes during the three and six month periods then ended and the weighted average grant date fair values is presented below:

	Time Based		Performance Based		Deferred		Total
Balance at April 1, 2006	248,255	$10.47	72,502	$11.72	44,602	$11.67	365,359	$10.86
Granted	158,462	$11.21	67,335	$11.23	47,111	$11.35	272,908	$11.24
Vested	(95,809)	$10.90	(28,703)	$11.48	(36,665)	$11.61	(161,177)	$11.16
Cancelled	(11,806)	$11.55	(6,667)	$11.72	(4,064)	$11.67	(22,537)	$11.62

Balance at June 30, 2006	299,102	$10.68	104,467	$11.47	50,984	$11.42	454,553	$10.94

	Time Based		Performance Based		Deferred		Total
Balance at January 1, 2006	251,805	$10.42	72,502	$11.72	44,602	$11.67	368,909	$10.83
Granted	159,962	$11.22	67,335	$11.23	47,111	$11.35	274,408	$11.24
Vested	(95,809)	$10.90	(28,703)	$11.48	(36,665)	$11.61	(161,177)	$11.16
Cancelled	(16,856)	$10.63	(6,667)	$11.72	(4,064)	$11.67	(27,587)	$11.05

Balance at June 30, 2006	299,102	$10.68	104,467	$11.47	50,984	$11.42	454,553	$10.94

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. STOCK-BASED COMPENSATION, continued
A summary of the fair value of the restricted shares vested during the periods then ended is presented below:

Total Fair Value of Shares Vested (in thousands)	Time Based	Performance Based	Deferred
Three months ended June 30, 2006	$953	$329	$426
Three months ended June 30, 2005	$50	$—	$—
Six months ended June 30, 2006	$953	$329	$426
Six months ended June 30, 2005	$61	$—	$—
Time based restricted stock awards are generally scheduled to vest over four to five years, although in some cases individual grants may vest over one year, and are contingent on continued employment. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The deferred shares vest based upon years of service of the participating employee. The grant date fair value of performance based awards granted during the three and six months ended June 30, 2005 was $11.72. The grant date fair value of time based awards granted during the three and six months ended June 30, 2005 was $11.72. The grant date fair value of deferred awards granted during the three and six months ended June 30, 2005 was $11.67.
The Company recognized compensation expense of approximately $1.2 million and $1.3 million in the three and six months ended June 30, 2006, respectively, related to the time based, performance and deferred shares. These amounts include $0.8 million of expense related to the early vesting of time based, performance and deferred shares as a result of the employee terminations in June 2006. During the three and six months ended June 30, 2005, the Company recognized compensation expense of approximately $0.1 million related to the time based, performance and deferred shares.
During the three and six months ended June 30, 2006, the Company accepted 33,900 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation. During the three and six months ended June 30, 2005, the Company accepted 1,105 shares in lieu of cash payments by non-employee directors for payroll tax withholdings relating to stock based compensation.
At June 30, 2006, there was $4.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.79 years.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. EARNINGS PER SHARE
For the three and six months ended June 30, 2006 and 2005, basic earnings per share is calculated using the weighted average number of common shares outstanding, excluding unvested restricted shares during the period.
For the three and six months ended June 30, 2006 and 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and unvested restricted shares. A total of 0.9 million options were excluded from the calculation for the three and six months ended June 30, 2006, as such securities were anti-dilutive. A total of 0.6 million and 0.7 million options were excluded from the calculation for the three and six months ended June 30, 2005, respectively, as such securities were anti-dilutive.
The following is a summary of the income from continuing operations available to common stockholders and weighted average shares
(in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations (basic and diluted)	$5,406	$9,028	$12,024	$13,945

Weighted average shares outstanding (basic)	38,534	37,691	38,485	37,568
Options, warrants and unvested restricted shares	435	611	409	693

Weighted average shares outstanding (diluted)	38,969	38,302	38,894	38,261

5. DISCONTINUED OPERATIONS
In the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, the Company did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million. On March 24, 2006, the Company transferred ownership of the E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, the Company expects to realize approximately CAD $5.0 million, or USD $3.9 million, in tax benefits in Canada as a result of the transaction being treated as a charitable gift. Upon final transition of the operations on June 30, 2006, the Company recorded the transaction and recognized a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations.
The results of operations for the E&N Railway were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue	$730	$725	$1,405	$1,350

Operating income	$112	$94	$158	$81

Income from discontinued operations	$112	$94	$158	$81
Income tax provision	38	33	53	28

Income from discontinued operations, net of tax	$74	$61	$105	$53

RAILAMERCIA, INC. AND SUBSIDIARIES
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
The results of operations for the San Luis & Rio Grande Railroad were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue	$—	$1,034	$—	$1,801

Operating income	$—	$153	$—	$169

Income from discontinued operations	$—	$164	$—	$169
Income tax provision	—	55	—	56

Income from discontinued operations, net of tax	$—	$109	$—	$113

During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, the Company determined that the sale would result in a loss on sale of the assets. Accordingly, the Company recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax in the fourth quarter of 2005. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of June 30, 2006, there was no change to the estimated loss recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate of at least 4,000 carloads must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. In addition, the assets and liabilities of the Alberta Railroad Properties were classified as assets and liabilities of discontinued operations on the December 31, 2005 balance sheet.
Interest expense was allocated to the Alberta Railroad Properties as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three and six months ended June 30, 2005, $0.1 million and $0.3 million of interest expense was allocated to these discontinued operations. The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.
The results of operations for the Alberta Railroad Properties were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenue	$—	$5,647	$1,337	$13,256

Operating income	$—	$257	$101	$2,032

Income from discontinued operations	$—	$126	$101	$1,768
Income tax provision	—	46	43	624

Income from discontinued operations, net of tax	$—	$80	$58	$1,144

RAILAMERCIA, INC. AND SUBSIDIARIES
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

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to RailAmerica of AUD $7 million
(US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, the Company reduced its reserve for warranty claims by $13.4 million through discontinued operations in the first quarter of 2006. For the six months ended June 30, 2006 and 2005, this transaction contributed gains of $8.3 million and $0.2 million, net of tax, respectively, to the gain from sale of discontinued operations.
In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. In January 2006, the Company received $7.1 million in full satisfaction of the amounts outstanding under the secured notes and recorded a charge of $0.4 million in other expense for the discount from the face amount of these notes in the six months ended June 30, 2006.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. EXPANSION OF OPERATIONS
On September 30, 2005, the Company’s wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa Inc., referred to as the Alcoa Railroad Group, for $77.8 million in cash, the assumption of $6.5 million of negative working capital and $2.6 million of accrued postretirement benefits. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc. The Company funded the transaction through a $75.0 million increase in the term loan portion of the Company’s existing senior secured credit facility (see Note 8) and through cash on hand. As part of the agreement, the Company and Alcoa have also entered into three long-term service agreements, under which the Company will continue to provide service to Alcoa’s facilities.
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
The following table presents the major assets and liabilities of the Alcoa Railroad Group as of the acquisition date. The purchase price allocation of the Alcoa Railroad Group includes goodwill of $49.1 million and intangible assets of $18.1 million, primarily attributed to the Alcoa service relationship. The intangible assets will be amortized over a period of 7 to 25 years.

September 30,
(in thousands)	2005
Accounts receivable, net	$5,637
Other current assets	350

Total current assets	5,987
Property, plant and equipment, net	19,754
Other assets	67,135

Total assets	$92,876

Accounts payable	$11,672
Accrued liabilities	793

Total current liabilities	12,465
Other long term liabilities	2,561

Total liabilities	$15,026

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. EXPANSION OF OPERATIONS, continued
The following pro forma summary presents the consolidated results of operations for the Company as if the acquisition of the Alcoa Railroad Group had occurred at January 1, 2005, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	For the Three	For the Six
	Months Ended	Months Ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Operating revenue	$108,313	$214,275

Income from continuing operations	$9,330	$14,550

Net income	$9,580	$16,099

Income from continuing operations per share — diluted	$0.25	$0.38
Net income per share — diluted	$0.25	$0.42
On September 10, 2005, the Company’s wholly-owned subsidiary, Mid-Michigan Railroad Inc., entered into a 25-year operating lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line for $50,000 a year. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with the Company’s Michigan Shore Railroad and CSX Transportation.
7. SEVERANCE COSTS
On June 21, 2006, the Company eliminated 20 positions from its organization and expensed $0.9 million in severance costs and $0.8 million in share based compensation expense as a result of the early vesting of restricted shares. These costs are included in selling, general and administrative expense for the three and six months ended June 30, 2006. Of the severance costs accrued, $0.1 million was paid out by June 30, 2006 with the remaining balance paid in the third quarter of 2006.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. DEBT
On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility originally consisted of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011, require 1% annual principal amortization and bear interest at LIBOR plus 2.00%, or 7.481% as of June 30, 2006. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 1.75%. On September 30, 2005, the Company entered into Amendment No. 1 of its amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility.
The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended September 30, 2005. At March 31, 2006, the Company’s leverage ratio was 3.80 resulting in a 0.25% reduction in its margin rate effective as of May 10, 2006. As of June 30, 2006, the Company’s leverage ratio was 3.96.
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
The amended and restated senior credit facility contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of June 30, 2006.
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

RAILAMERCIA, INC. AND SUBSIDIARIES
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
Fuel costs represented 12% and 10% of total revenue during the six months ended June 30, 2006 and 2005, respectively. Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges under SFAS No. 133. For the second quarter of 2006, approximately 13% of the Company’s fuel costs were subject to fuel hedges. As of June 30, 2006, the Company has entered into fuel hedge agreements for 275,000 gallons per month for the remainder of 2006 at an average rate of $2.09 per gallon, including transportation and distribution costs. The Company has also entered into fuel hedges for an average of 133,333 gallons per month for the first six months of 2007 at an average rate of $2.22 per gallon, including transportation and distribution costs. The fair value of these hedges was a net receivable of $0.6 million at June 30, 2006.
On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The fair value of this swap was a net receivable of $2.0 million at June 30, 2006.
On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at June 30, 2006.
On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $3.3 million at June 30, 2006.

RAILAMERCIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. INCOME TAX PROVISION
The Company’s effective income tax rates for continuing operations for the three and six months ended June 30, 2006 were benefits of 118% and 27%, respectively, while the effective income tax rates for the three and six months ended June 30, 2005 were provisions of 9% and 10%, respectively. The rates for the three and six months ended June 30, 2006 and 2005 include a federal tax benefit of approximately $2.2 million and $4.7 million, and $1.7 million and $4.2 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. In addition, the rates for the three and six months ended June 30, 2006 include a $1.7 million tax benefit as a result of changes in the Canadian tax law. The rates for the three and six months ended June 30, 2005 include a state tax benefit of $0.4 million related to a change in Ohio tax law.
11. COMPREHENSIVE INCOME
Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of June 30, 2006, accumulated other comprehensive income consisted of $4.0 million of unrealized gains related to hedging transactions and $35.2 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$7,834	$9,278	$22,854	$15,494
Other comprehensive income Unrealized gain on derivatives designated as hedges, net of taxes	630	(1,246)	1,647	2,066
Realization of cumulative translation adjustment from sale of Alberta Railroad Properties	—	—	(678)	—
Realization of cumulative translation adjustments from the disposition of the E&N Railway	(2,000)	—	(2,000)	—
Change in cumulative translation adjustments	6,869	(2,510)	7,565	(2,082)

Total comprehensive income	$13,333	$5,522	$29,388	$15,478

12. PENSION DISCLOSURES
Components of the net periodic cost for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$58	$29	$116	$58
Interest cost	109	85	214	172
Expected return on plan assets	(98)	(76)	(193)	(152)
Amortization of net actuarial loss	13	11	26	23
Amortization of prior service costs	5	5	11	10

Net cost recognized	$87	$54	$174	$111

	Health and Welfare Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$12	$—	$24	$—
Interest cost	30	—	60	—
Amortization of net actuarial gain	(4)	—	(8)	—

Net cost recognized	$38	$—	$76	$—

RAILAMERCIA, INC. AND SUBSIDIARIES
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
On October 26, 2004, a train operated by the Company’s subsidiary, the Central Oregon & Pacific Railroad, or CORP, derailed at Cow Creek Canyon in Oregon, resulting in the discharge of diesel fluid into Cow Creek. The CORP immediately initiated a remediation process and followed proper clean-up procedures. Although there was no long-term environmental impact resulting from the diesel spill, the United States Attorney’s Office for the District of Oregon and the Environmental Protection Agency have undertaken an investigation into the derailment and CORP’s operations through Cow Creek Canyon to determine whether there has been a violation of the Clean Water Act, and have issued subpoenas to the Company and the CORP. At this time, the U.S. Attorney’s office has not informed the Company whether it will proceed with a prosecution. The Company has conducted an internal investigation into the CORP’s operations leading up to the derailment and has taken appropriate action. Management is aware that the EPA intends to interview some employees for purposes of assisting the government in deciding whether to prosecute. At this time, management cannot predict whether the government will pursue criminal proceedings seeking penalties or other remedial action.
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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway, or I&O Railway, property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits have been filed against the Company and others connected to the tank car. Motions for class action certification have been filed but remain pending. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected residents and businesses. Settlement has also been reached with the asserted class members alleged to have been most affected by the incident. The incident has also triggered inquiries from the Federal Railroad Administration (FRA) and other federal, state and local authorities charged with investigating such incidents. Management anticipates that regulatory sanctions and fines will be assessed against the Company’s I&O Railway as a result of this incident. Because of the chemical release, the Ohio EPA, the US EPA, the State of Ohio and the City of Cincinnati are cooperating in a joint investigation of the incident, which management believes to be nearly complete. Should this investigation lead to environmental crime charges against the I&O Railway, potential fines upon conviction could range widely and could be material. While management is unable to predict with certainty the outcome of the various matters pending, the Company estimates that its cost for this incident will be $2.1 million, inclusive of the possible regulatory sanctions noted above.
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
     Carload Growth and Acquisitions
     Our total carloads decreased by 1%, including a decrease of 4% on a “same railroad” basis, during the second quarter of 2006 compared to the second quarter of 2005, with the average rate per carload increasing from $299 to $333. Our total carloads increased by 1%, including a decrease of 2% on a “same railroad” basis, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, with the average rate per carload increasing from $294 to $322. “Same railroad” amounts exclude amounts associated with railroads, or portions of railroads, sold or acquired by us after January 1, 2005.
     On September 10, 2005, our wholly-owned subsidiary, Mid-Michigan Railroad, entered into a 25-year operating lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with our Michigan Shore Railroad and CSX Transportation.
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
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated pretax loss on the sale of the properties of $2.5 million, or $3.8 million after tax. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of June 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate amount of carloads equal to or greater than 4,000 must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented.

     In the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, we did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million. On March 24, 2006, we transferred ownership of the E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, we expect to realize approximately CAD $5.0 million in tax benefits in Canada as a result of the transaction being treated as a charitable gift. Upon final transition of the operations on June 30, 2006, we recorded the transaction and recognized a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented.
     As of July 2006, management has put in place a process to sell or lease a line that is the poorest performing section of our Indiana & Ohio Railway. Our goal is to have a transaction closed by the end of 2006.
     Commodity Mix
     Each of our 42 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three and six months ended June 30, 2006, bridge traffic accounted for 16% and 17%, respectively, coal accounted for 13% and 12%, respectively, and lumber and forest products accounted for 10% of our carloads. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 14%, chemicals generated 12% and metal products generated 10% of our freight revenue for the three and six months ended June 30, 2006. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the three and six months ended June 30, 2006.
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
     Property, plant and equipment comprised 82% of our total assets as of June 30, 2006. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     Our historical results of operations for our railroads include the operations of our acquired railroads from the dates of acquisition as follows:

Name of railroad	Date of acquisition
Fremont Line	September 2005
Alcoa Railroad Group	October 2005
     We disposed of certain railroads as follows:

Name of railroad	Date of disposition
San Luis & Rio Grande Railroad	December 2005
Alberta Railroad Properties	January 2006
E & N Railway	June 2006
     As a result, the results of operations for the quarters ended June 30, 2006 and 2005 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended June 30,
	2006		2005
Operating revenue	$116,833	100.0%	$103,409	100.0%

Operating expenses:
Maintenance of way	15,456	13.2%	12,044	11.7%
Maintenance of equipment	4,474	3.9%	4,011	3.9%
Transportation	39,034	33.4%	33,066	32.0%
Equipment rental	13,034	11.2%	11,506	11.1%
Selling, general and administrative	26,887	23.0%	20,772	20.1%
Net (gain) loss on sale of assets	(535)	-0.5%	323	0.3%
Depreciation and amortization	9,315	8.0%	7,171	6.9%

Total operating expenses	107,665	92.2%	88,893	86.0%

Operating income	$9,168	7.8%	$14,516	14.0%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended June 30,
	2006		2005
Operating revenue	$116,833	100.0%	$103,409	100.0%

Operating expenses:
Labor and benefits	38,307	32.8%	32,038	31.0%
Equipment rents	13,881	11.9%	12,193	11.8%
Purchased services	9,786	8.4%	7,802	7.6%
Diesel fuel	14,434	12.4%	10,689	10.3%
Casualties and insurance	6,151	5.2%	4,221	4.1%
Materials	2,783	2.4%	2,600	2.5%
Joint facilities	3,407	2.9%	3,192	3.1%
Other expenses	10,136	8.7%	8,664	8.4%
Net (gain) loss on sale of assets	(535)	-0.5%	323	0.3%
Depreciation and amortization	9,315	8.0%	7,171	6.9%

Total operating expenses	107,665	92.2%	88,893	86.0%

Operating income	$9,168	7.8%	$14,516	14.0%

     OPERATING REVENUE. Operating revenue increased by $13.4 million, or 13%, to $116.8 million in the second quarter of 2006, from $103.4 million in the second quarter of 2005. Total carloads decreased to 310,711 in 2006, from 312,854 in 2005. Excluding revenue of $6.4 million in 2006 for the acquired railroads, the Alcoa Railroad Group and the Fremont Line, operating revenue increased $7.0 million, or 7%, while carloads decreased by 11,580, or 4%. This increase in “same railroad” revenue is primarily due to an increase in rates, changes in commodity mix, higher fuel surcharges, which increased from $3.1 million in the second quarter of 2005 to $5.9 million in the second quarter of 2006, and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $333 in the three months ended June 30, 2006, from $299 in 2005 was primarily due to rate growth, changes in commodity mix, the higher fuel surcharge and the improvement in the Canadian dollar.
     Non-freight revenue increased by $3.7 million, or 38%, to $13.5 million in the second quarter of 2006 from $9.8 million in the second quarter of 2005. This increase is primarily due to the acquisition of the Alcoa Railroad Group.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended June 30, 2006 and 2005:

(dollars in thousands,	For the three months ended			For the three months ended
except average rate per carload)	June 30, 2006			June 30, 2005
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$14,870	31,752	$468	$14,435	33,135	$436
Chemicals	11,989	26,513	452	11,425	27,883	410
Metal	10,173	22,848	445	9,801	25,648	382
Agricultural & Farm Products	9,592	27,945	343	8,089	26,385	307
Coal	9,206	39,148	235	8,159	36,335	225
Paper Products	7,870	20,172	390	8,222	22,840	360
Food Products	7,774	21,039	370	7,066	21,251	333
Metallic/Non-metallic Ores	7,720	23,611	327	4,492	16,694	269
Railroad Equipment/Bridge Traffic	7,120	49,091	145	6,094	50,177	121
Minerals	6,419	14,801	434	5,920	15,267	388
Petroleum Products	4,270	9,991	427	4,284	12,262	349
Other	3,853	10,618	363	3,169	10,894	291
Autos	1,466	4,927	298	1,546	5,946	260
Intermodal	999	8,255	121	917	8,137	113

Total	$103,321	310,711	$333	$93,619	312,854	$299

     Lumber and forest product revenue was $14.9 million in the quarter ended June 30, 2006, compared to $14.4 million in the quarter ended June 30, 2005, an increase of $0.5 million or 3%. This increase was primarily due to rate increases and additional fuel surcharges, partially offset by a decrease in carloads as a result of a slowdown in the housing market. Carloads decreased 4% quarter over quarter.

     Chemical revenue was $12.0 million in the quarter ended June 30, 2006, compared to $11.4 million in the quarter ended June 30, 2005, an increase of $0.6 million or 5%. This increase was primarily due to rate increases and the acquisition of the Alcoa Railroad Group, partially offset by a decrease in carloads in Canada as a result of a work stoppage at a customer mine.
     Metals revenue was $10.2 million in the quarter ended June 30, 2006, compared to $9.8 million in the quarter ended June 30, 2005, an increase of $0.4 million or 4%. This increase was due to increased market share of scrap metal shipments in Illinois, rate increases and an increase in fuel surcharges, partially offset by a decrease in pig iron shipments in Ohio and Indiana as a result of customer routing changes and a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway. The carloads affected by the blockade are expected to return to normal levels in the third quarter of 2006 as the blockade ended in June.
     Agricultural and farm products revenue was $9.6 million in the quarter ended June 30, 2006, compared to $8.1 million in the quarter ended June 30, 2005, an increase of $1.5 million or 19%. This increase was primarily due to a strong wheat market and favorable corn and soybean prices.
     Coal revenue was $9.2 million in the quarter ended June 30, 2006, compared to $8.2 million in the quarter ended June 30, 2005, an increase of $1.0 million or 13%. This increase was primarily due to the timing of moves for an existing customer in Michigan and the strengthening of the Canadian dollar.
     Paper products revenue was $7.9 million in the quarter ended June 30, 2006, compared to $8.2 million in the quarter ended June 30, 2005, a decrease of $0.3 million or 4%. This decrease was the result of an ongoing work stoppage at a customer in Nova Scotia. Carloads decreased 12% quarter over quarter.
     Food products revenue was $7.8 million in the quarter ended June 30, 2006, compared to $7.1 million in the quarter ended June 30, 2005, an increase of $0.7 million or 10%. This increase was primarily due to increased business with an existing customer in Canada and increased shipments of beer in California, partially offset by a decrease in existing customer shipments in Washington as a result of changes in the ocean freight spreads that now favor routing through Gulf ports.
     Metallic and non-metallic ores revenue was $7.7 million in the quarter ended June 30, 2006, compared to $4.5 million in the quarter ended June 30, 2005, an increase of $3.2 million or 72%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Railroad equipment and bridge traffic revenue was $7.1 million in the quarter ended June 30, 2006, compared to $6.1 million in the quarter ended June 30, 2005, an increase of $1.0 million or 17%. This increase was primarily due to a short-term diversion of additional haulage over our line by Class I carriers in Canada, increased movement of empty coal cars in Arkansas with an existing customer as a result of timing and an increase in fuel surcharges. The decrease in carloads is primarily the result of lower Canadian bridge traffic on one of our railroads where payment is based on a combination of trains and carloads. The total number of trains was relatively flat with the second quarter of 2005, and thus it did not significantly affect our revenue for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.
     Minerals revenue was $6.4 million in the quarter ended June 30, 2006, compared to $5.9 million in the quarter ended June 30, 2005, an increase of $0.5 million or 8%. This increase was primarily due to increased business in Alabama with existing customers and an increase in fuel surcharges, partially offset by a decrease in carloads in Texas as a result of Class I congestion.
     Petroleum products revenue was flat at $4.3 million in each of the quarters ended June 30, 2006 and June 30, 2005. Increases from the acquisition of the Alcoa Railroad Group and the strengthening of the Canadian dollar were offset by a decrease in carloads from a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway.
     Other revenue was $3.9 million in the quarter ended June 30, 2006, compared to $3.2 million in the quarter ended June 30, 2005, an increase of $0.7 million or 22%. This increase was due to an increase in construction and debris haulage in New England as a result of good weather and an increase in moves with an existing customer in Texas.
     Autos revenue was relatively flat at $1.5 million in the quarters ended June 30, 2006 and 2005. The rate per carload increased as a result of rate increases.
     Intermodal revenue was relatively flat at $1.0 million in the quarter ended June 30, 2006, compared to $0.9 million in the quarter ended June 30, 2005. The rate per carload increased as a result of rate increases.
     OPERATING EXPENSES. Operating expenses increased to $107.7 million in the three months ended June 30, 2006, from $88.9 million in the second quarter of 2005. The operating ratio, defined as total operating expenses divided by total operating revenue, was

92.2% in 2006 compared to 86.0% in 2005. The increase in the operating ratio was primarily due to costs associated with our reorganization, including severance and consulting expenses, higher fuel costs and increased casualty costs in the second quarter of 2006.
     LABOR AND BENEFITS. Labor and benefits expense increased $6.3 million, or 20%, to $38.3 million in 2006 from $32.0 million in 2005 primarily due to the severance costs associated with our recent restructuring, the acquisition of the Alcoa Railroad Group and an increase in stock compensation expense recognized in the second quarter of 2006. As a percentage of revenue, labor and benefits increased to 32.8% in 2006 from 31.0% in 2005 as a result of these factors.
     EQUIPMENT RENTS. Equipment rent expense increased $1.7 million, or 14%, to $13.9 million in 2006 from $12.2 million in 2005 primarily due to the Alcoa Railroad Group acquisition. The Alcoa Railroad Group, which has a fleet of railcars, incurred $1.1 million of equipment rents, or 18% of their combined revenue. Equipment rents remained relatively flat as a percentage of revenue at 11.9% in the second quarter of 2006 and 11.8% in the second quarter of 2005.
     PURCHASED SERVICES. Purchased services expense increased $2.0 million, or 25%, to $9.8 million in the second quarter of 2006 from $7.8 million in the second quarter of 2005 due to consulting fees incurred in connection with our process improvement project and reorganization, an increase in maintenance on railcars and inspections of track and bridges. As a percentage of revenue, purchased services increased to 8.4% in 2006 from 7.6% in 2005.
     DIESEL FUEL. Diesel fuel expense increased $3.7 million, or 35%, to $14.4 million in the second quarter of 2006 from $10.7 million in the second quarter of 2005. As a percentage of revenue, diesel fuel increased to 12.4% in 2006 from 10.3% in 2005. Average fuel costs were $2.30 per gallon in 2006 compared to $1.67 per gallon in 2005, resulting in a $3.9 million increase in fuel expense in the second quarter of 2006. This increase was partially offset by higher fuel surcharge revenue of $2.8 million as noted above.
     CASUALTIES AND INSURANCE. Casualties and insurance expense increased $2.0 million, or 46%, to $6.2 million in the second quarter of 2006 from $4.2 million in the second quarter of 2005 and, as a percentage of revenue, increased to 5.2% in 2006, from 4.1% in 2005, due to an increase in Federal Railroad Administration, or FRA, reportable train incidents in the second quarter of 2006 compared to 2005. During the second quarter of 2006 we experienced 21 FRA reportable train incidents compared to 10 in the second quarter of 2005. Additionally, an incident on our Alabama and Gulf Coast Railroad resulted in an expense of $0.6 million as a result of hauling spilled industrial waste to Canada.
     MATERIALS. Materials expense remained relatively flat at $2.8 million in the second quarter of 2006 and $2.6 million in the second quarter of 2005. As a percentage of revenue, materials expense decreased to 2.4% in 2006, from 2.5% in 2005, due to the increase in revenue while the absolute amount spent on materials remained relatively flat.
     JOINT FACILITIES. Joint facility costs were relatively flat at $3.4 million in the second quarter of 2006 and $3.2 million in the second quarter of 2005. As a percentage of revenue, joint facility expenses decreased to 2.9% in 2006, from 3.1% in 2005, due to the increase in revenue.
     OTHER EXPENSES. Other expenses increased $1.4 million to $10.1 million in the second quarter of 2006 from $8.7 million in the second quarter of 2005 primarily due to higher travel costs, including costs associated with higher automotive fuel cost per gallon and increased crew transportation and as a result of the acquisition of the Alcoa Railroad Group. As a percentage of revenue, other expense increased to 8.7% in 2006, from 8.4% in 2005, due to these factors.
     ASSET SALES. Asset sales resulted in a net gain of $0.5 million in the second quarter of 2006 and a net loss of $0.3 million in the second quarter of 2005.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 8.0% in the second quarter of 2006, from 6.9% in the second quarter of 2005 as a result of capital expenditures incurred in 2005, the amortization of the intangible assets associated with the Alcoa Railroad Group acquisition and depreciation on our locomotive fleet. Approximately half of our locomotive fleet is leased under agreements which expire by the end of 2008.
     INTEREST EXPENSE. Interest and other expense increased $2.1 million to $6.7 million for the three months ended June 30, 2006, from $4.6 million in 2005. This increase is primarily due to the additional debt incurred in the third quarter of 2005 related to the acquisition of the Alcoa Railroad Group and an increase in LIBOR from the second quarter of 2005. Additionally, interest expense of $0.1 million for the quarter ended June 30, 2005, was allocated to discontinued operations.

     INCOME TAXES. Our effective income tax rates in the second quarters of 2006 and 2005 for continuing operations were a benefit of 118% and a provision of 9%, respectively. The rate for the second quarter of 2006 includes a federal tax benefit of approximately $2.2 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a $1.7 million tax benefit as a result of changes in the Canadian tax law. The rate for the second quarter of 2005 includes a federal tax benefit of approximately $1.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to a change in Ohio tax law. We expect our tax rate to be a benefit of 10% for the remainder of 2006 due to the track maintenance credit.
     DISCONTINUED OPERATIONS. On June 30, 2006, we finalized the donation of our E&N Railway to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. This transaction resulted in the recognition of a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations for the three months ended June 30, 2006. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented. For the quarters ended June 30, 2006 and 2005, the E&N Railway contributed income of approximately $0.1 million to income from discontinued operations.
     During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the quarter ended June 30, 2005, the San Luis & Rio Grande Railroad contributed income of approximately $0.1 million to income from discontinued operations.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax during the fourth quarter of 2005. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. As of June 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. The cash proceeds from the sale were used to repay senior debt. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. For the quarter ended June 30, 2005, the Alberta Railroad Properties contributed income of $0.1 million to the income from discontinued operations.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the six months ended June 30,
	2006		2005
Operating revenue	$231,183	100.0%	$204,466	100.0%

Operating expenses:
Maintenance of way	28,466	12.3%	26,032	12.7%
Maintenance of equipment	8,786	3.8%	7,723	3.8%
Transportation	76,485	33.1%	65,980	32.3%
Equipment rental	25,612	11.1%	23,343	11.4%
Selling, general and administrative	50,515	21.8%	42,414	20.8%
Net (gain) loss on sale of assets	(1,003)	-0.4%	242	0.1%
Depreciation and amortization	18,948	8.2%	14,340	7.0%

Total operating expenses	207,809	89.9%	180,074	88.1%

Operating income	$23,374	10.1%	$24,392	11.9%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the six months ended June 30,
	2006		2005
Operating revenue	$231,183	100.0%	$204,466	100.0%

Operating expenses:
Labor and benefits	73,586	31.8%	65,055	31.8%
Equipment rents	27,235	11.8%	24,582	12.0%
Purchased services	18,033	7.8%	15,128	7.4%
Diesel fuel	28,734	12.4%	21,711	10.6%
Casualties and insurance	10,631	4.6%	10,197	5.0%
Materials	5,468	2.4%	5,183	2.6%
Joint facilities	6,597	2.8%	6,381	3.1%
Other expenses	19,580	8.5%	17,255	8.5%
Net (gain) loss on sale of assets	(1,003)	-0.4%	242	0.1%
Depreciation and amortization	18,948	8.2%	14,340	7.0%

Total operating expenses	207,809	89.9%	180,074	88.1%

Operating income	$23,374	10.1%	$24,392	11.9%

     OPERATING REVENUE. Operating revenue increased by $26.7 million, or 13%, to $231.2 million in the first six months of 2006, from $204.5 million in the first six months of 2005. Total carloads increased to 635,965 in 2006, from 628,244 in 2005. Excluding revenue of $12.5 million in 2006 for the acquired railroads, the Alcoa Railroad Group and the Fremont Line, operating revenue increased $14.2 million, or 7%, while carloads decreased by 10,954, or 2%. This increase in “same railroad” revenue is primarily due to an increase in rates, higher fuel surcharges, which increased from $5.2 million in the six months ended June 30, 2005 to $9.9 million in the six months ended June 30, 2006, and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $322 in the six months ended June 30, 2006, from $294 in 2005 was primarily due to rate growth, the higher fuel surcharge and the improvement in the Canadian dollar.
     Non-freight revenue increased by $6.5 million, or 32%, to $26.6 million in the six months ended June 30, 2006 from $20.1 million in the six months ended June 30, 2005. This increase is primarily due to the acquisition of the Alcoa Railroad Group.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the six months ended June 30, 2006 and 2005:

(dollars in thousands,	For the six months ended			For the six months ended
except average rate per carload)	June 30, 2006			June 30, 2005
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload
Lumber & Forest Products	$29,540	63,798	$463	$27,586	63,961	$431
Chemicals	24,197	55,468	436	23,104	57,421	402
Metal	19,768	45,876	431	18,366	49,136	374
Agricultural & Farm Products	18,955	55,639	341	16,847	54,706	308
Coal	18,232	79,044	231	16,190	74,447	217
Food Products	15,594	43,478	359	14,452	43,974	329
Paper Products	14,896	39,690	375	16,154	45,291	357
Metallic/Non-metallic Ores	14,620	44,382	329	8,571	30,304	283
Railroad Equipment/Bridge Traffic	14,391	108,037	133	12,740	105,798	120
Minerals	12,664	29,890	424	10,955	28,902	379
Petroleum Products	9,167	21,998	417	8,593	24,678	348
Other	7,459	21,597	345	5,801	19,299	301
Autos	3,044	10,739	283	3,074	12,691	242
Intermodal	2,070	16,329	127	1,963	17,636	111

Total	$204,597	635,965	$322	$184,396	628,244	$294

     Lumber and forest product revenue was $29.5 million in the six months ended June 30, 2006, compared to $27.6 million in the six months ended June 30, 2005, an increase of $1.9 million or 7%. This increase was primarily due to increased moves in Oregon and

Washington as a result of a strong demand for lumber during the first three months of 2006, rate increases and additional fuel surcharges, partially offset by a decrease in carloads as a result of a housing market slow down during the second quarter of 2006.
     Chemical revenue was $24.2 million in the six months ended June 30, 2006, compared to $23.1 million in the six months ended June 30, 2005, an increase of $1.1 million or 5%. This increase was primarily due to additional haulage for an existing customer in Alabama, the acquisition of the Alcoa Railroad Group and rate increases, partially offset by a decrease in business with a customer in Michigan and a decrease in carloads in Canada as a result of a work stoppage at a customer.
     Metal revenue was $19.8 million in the six months ended June 30, 2006, compared to $18.4 million in the six months ended June 30, 2005, an increase of $1.4 million or 8%. This increase was due to increased market share of scrap metal shipments in Illinois, contractual rate increases and an increase in fuel surcharges, partially offset by a decrease in pig iron shipments in Ohio and Indiana as a result of customer routing changes, operational inefficiencies at a customer in southern Ontario and a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway. The carloads affected by the blockade are expected to return to normal levels in the third quarter of 2006 as the blockade ended in June.
     Agricultural and farm products revenue was $19.0 million in the six months ended June 30, 2006, compared to $16.8 million in the six months ended June 30, 2005, an increase of $2.2 million or 13%. This increase was primarily due to a strong wheat market in Kansas, favorable corn and soybean prices and contractual rate increases, partially offset by a weak market for grain in Ohio.
     Coal revenue was $18.2 million in the six months ended June 30, 2006, compared to $16.2 million in the six months ended June 30, 2005, an increase of $2.0 million or 13%. This increase was primarily due to increased business with existing and new customers in Indiana, timing of moves for an existing customer in Michigan and the strengthening of the Canadian dollar.
     Food products revenue was $15.6 million in the six months ended June 30, 2006, compared to $14.5 million in the six months ended June 30, 2005, an increase of $1.1 million or 8%. This increase was primarily due to increased business with an existing customer in Canada, increased demand for tomato products and increased shipments of beer in California, partially offset by a decrease in existing customer shipments in Washington as a result of changes in the ocean freight spreads that now favor routing through Gulf ports.
     Paper products revenue was $14.9 million in the six months ended June 30, 2006, compared to $16.2 million in the six months ended June 30, 2005, a decrease of $1.3 million or 8%. This decrease was the result of an ongoing work stoppage at a customer in Nova Scotia. Carloads decreased by 12% from the six months ended June 30, 2005 to the six months ended June 30, 2006.
     Metallic and non-metallic ores revenue was $14.6 million in the six months ended June 30, 2006, compared to $8.6 million in the six months ended June 30, 2005, an increase of $6.0 million or 71%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Railroad equipment and bridge traffic revenue was $14.4 million in the six months ended June 30, 2006, compared to $12.7 million in the six months ended June 30, 2005, an increase of $1.7 million or 13%. This increase was primarily due to a short-term diversion of additional haulage over our line by Class I carriers in Canada and an increase in fuel surcharges. The decrease in carloads is primarily the result of lower Canadian bridge traffic on one of our railroads where payment is based on a combination of trains and carloads. The total number of trains was relatively flat with the prior year, and thus it did not significantly affect our revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Minerals revenue was $12.7 million in the six months ended June 30, 2006, compared to $11.0 million in the six months ended June 30, 2005, an increase of $1.7 million or 16%. This increase was primarily due to an increase in cement moves in the Southwest, increased limestone shipments with existing customers in Alabama and an increase in fuel surcharges, partially offset by a decrease in carloads in Texas as a result of Class I congestion.
     Petroleum products revenue was $9.2 million in the six months ended June 30, 2006, compared to $8.6 million in the six months ended June 30, 2005, an increase of $0.6 million or 7%. This increase was due to the acquisition of the Alcoa Railroad Group, increased carloads in Kansas as a result of strong demand for roofing products and asphalt, contractual rate increases and the strengthening of the Canadian dollar, partially offset by a decrease in carloads from a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway.
     Other revenue was $7.5 million in the six months ended June 30, 2006, compared to $5.8 million in the six months ended June 30, 2005, an increase of $1.7 million or 29%. This increase was due to an increase in construction and debris haulage in New England and South Carolina as well as an increase in moves with an existing customer in Texas.

     Autos revenue was relatively flat at $3.0 million in the six months ended June 30, 2006, compared to $3.1 million in the six months ended June 30, 2005. The rate per carload increased as a result of rate increases.
     Intermodal revenue was relatively flat at $2.1 million in the six months ended June 30, 2006, compared to $2.0 million in the six months ended June 30, 2005. The rate per carload increased as a result of rate increases.
     OPERATING EXPENSES. Operating expenses increased to $207.8 million in the six months ended June 30, 2006, from $180.1 million in the six months ended June 30, 2005. The operating ratio, defined as total operating expenses divided by total operating revenue, was 89.9% in 2006 compared to 88.1% in 2005. The increase in the operating ratio was primarily due to higher fuel prices in the six months ended June 30, 2006, partially offset by improvements in casualty costs as well as gains on sales of assets.
     LABOR AND BENEFITS. Labor and benefits expenses increased $8.5 million, or 13%, to $73.6 million in 2006 from $65.1 million in 2005 due to the severance costs associated with our recent restructuring, the acquisition of the Alcoa Railroad Group and an increase in stock compensation expense recognized in the six months ended June 30, 2006. As a percentage of revenue, labor and benefits remained constant at 31.8% in 2006 and 2005, primarily due to increases in revenue.
     EQUIPMENT RENTS. Equipment rent expense increased $2.7 million, or 11%, to $27.2 million in 2006 from $24.6 million in 2005 primarily due to the Alcoa Railroad Group acquisition. The Alcoa Railroad Group, which has a fleet of railcars, incurred $2.0 million of equipment rents, or 17.5% of their combined revenue. Equipment rents decreased as a percentage of revenue to 11.8% in the six months ended June 30, 2006, from 12.0% in the six months ended June 30, 2005 as a result of improved rail car management. Car hire expense, which is a component of equipment rents, declined $1.0 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     PURCHASED SERVICES. Purchased services expense increased $2.9 million, or 19%, to $18.0 million in the six months ended June 30, 2006 from $15.1 million in the six months ended June 30, 2005 due to consulting fees incurred in connection with our process improvement project and reorganization, an increase in maintenance on railcars and inspections of track and bridges. As a percentage of revenue, purchased services increased to 7.8% in 2006 from 7.4% in 2005.
     DIESEL FUEL. Diesel fuel expense increased $7.0 million, or 32%, to $28.7 million in the six months ended June 30, 2006 from $21.7 million in the six months ended June 30, 2005. As a percentage of revenue, diesel fuel increased to 12.4% in 2006 from 10.6% in 2005. Average fuel costs were $2.14 per gallon in 2006 compared to $1.62 per gallon in 2005, resulting in a $6.8 million increase in fuel expense in the six months ended June 30, 2006. This increase was partially offset by higher fuel surcharge revenue of $4.8 million as noted above.
     CASUALTIES AND INSURANCE. Casualties and insurance expense increased $0.4 million, or 4%, to $10.6 million in the six months ended June 30, 2006 from $10.2 million in the six months ended June 30, 2005. As a percentage of revenue, casualties and insurance expense decreased to 4.6% in 2006, from 5.0% in 2005, due to a decrease in our Federal Railroad Administration, or FRA, personal injury frequency ratio which was 1.71 in the six months ended June 30, 2006, compared to 1.90 in the six months ended June 30, 2005, partially offset by a slight increase in FRA reportable train incidents to 37 in the six months ended June 30, 2006 compared to 35 in the six months ended June 30, 2005. The FRA personal injury frequency ratio is measured as the number of reportable injuries per 200,000 person hours worked.
     MATERIALS. Materials expense remained relatively flat at $5.5 million in the six months ended June 30, 2006 and $5.2 million in the six months ended June 30, 2005. As a percentage of revenue, materials expense decreased to 2.4% in 2006, from 2.6% in 2005, due to the increase in revenue while the absolute amount spent on materials remained relatively flat.
     JOINT FACILITIES. Joint facility costs remained relatively flat at $6.6 million in the six months ended June 30, 2006 and $6.4 million in the six months ended June 30, 2005. As a percentage of revenue, joint facility expenses decreased to 2.8% in 2006, from 3.1% in 2005, due to the increase in revenue.
     OTHER EXPENSES. Other expenses increased $2.3 million to $19.6 million in the six months ended June 30, 2006 from $17.3 million in the six months ended June 30, 2005 primarily due to higher travel costs specifically associated with higher automotive fuel cost per gallon, the acquisition of the Alcoa Railroad Group and an increase in training and safety expenses. As a percentage of revenue, other expenses were flat at 8.5% in 2006 and 2005, due to the increase in revenue.
     ASSET SALES. Asset sales resulted in a net gain of $1.0 million in the six months ended June 30, 2006 and a net loss of $0.2 million for the six months ended June 30, 2005.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 8.2% in the six months ended June 30, 2006, from 7.0% in the six months ended June 30, 2005 as a result of capital expenditures incurred in 2005, the amortization of the intangible assets associated with the Alcoa Railroad Group acquisition and depreciation on our locomotive fleet. Approximately half of our locomotive fleet is leased under agreements which expire by the end of 2008.
     INTEREST EXPENSE. Interest and other expense, including amortization of deferred financing costs, increased $4.6 million to $13.5 million for the six months ended June 30, 2006, from $8.9 million in the six months ended June 30, 2005. This increase is primarily due to the additional debt incurred in the third quarter of 2005 related to the acquisition of the Alcoa Railroad Group, an increase in LIBOR from the same period in 2005 and the increase of our interest rate on our senior credit facility by .25% due to our leverage ratio, as defined in our amended and restated credit agreement, exceeding 4.0 during the twelve months ended December 31, 2005. Additionally, interest expense of $0.3 million for the six months ended June 30, 2005, was allocated to discontinued operations.
     OTHER EXPENSE. During the six months ended June 30, 2006, we incurred a $0.4 million charge to other expense as a result of the prepayment discount we accepted on the notes issued as part of the sale of our equity interest in Ferronor, a Chilean railroad. We also incurred a $0.1 million charge related to the write-off of deferred loan costs associated with the paydown of our term loan.
     INCOME TAXES. Our effective income tax rates in the six months ended June 30, 2006 and 2005 for continuing operations were a benefit of 27% and a provision of 10%, respectively. The rate for the first six months of 2006 includes a federal tax benefit of approximately $4.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a $1.7 million tax benefit as a result of changes in the Canadian tax law. The rate for the first six months of 2005 includes a federal tax benefit of approximately $4.2 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to changes in the Ohio tax laws. We expect our tax rate to be a benefit of 10% for the remainder of 2006 due to the track maintenance credit.
     DISCONTINUED OPERATIONS. On June 30, 2006, we finalized the donation of our E&N Railway operations to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. This transaction resulted in the recognition of a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations during the six months ended June 30, 2006. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented. For the six months ended June 30, 2006 and 2005, the E&N Railway contributed income of approximately $0.1 million to income from discontinued operations.
     During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the six months ended June 30, 2005, the San Luis & Rio Grande Railroad contributed income of approximately $0.1 million to income from discontinued operations.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax during the fourth quarter ended December 31, 2005. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. As of June 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. The cash proceeds from the sale were used to repay senior debt. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. For the six months ended June 30, 2006 and 2005, the Alberta Railroad Properties contributed income of $0.1 million and $1.1 million, respectively, to the income from discontinued operations, respectively.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provides various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties were capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, we reduced our reserve for warranty claims by $13.4 million through discontinued operations in the first quarter of 2006. For the six months ended June 30, 2006 and 2005, this transaction contributed gains of $8.3 million and $0.2 million, net of tax, respectively, to the gain from sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $25.8 million, less capital expenditures of $32.4 million, resulted in a net outflow of $6.6 million for the six months ended June 30, 2006, compared to a net outflow of $6.2 million for the six months ended June 30, 2005. The increase in net cash outflow is primarily due to additional capital expenditures incurred during the first six months of 2006. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
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
Operating Activities
     Cash provided by operating activities was $25.8 million for the six months ended June 30, 2006, compared to $23.3 million for the six months ended June 30, 2005. The increase in cash flows from operating activities was primarily due to a decrease in accounts receivable, resulting from more timely collection of outstanding receivables from Class I carriers in the first half of 2006. Total cash provided by operating activities for the six months ended June 30, 2006, consists of net income of $22.9 million, $20.4 million in depreciation and amortization, $1.6 million in non-cash equity compensation costs and $0.9 million in deferred income taxes and other, offset by $16.9 million in net asset sale gains and $3.0 million of net decreases in working capital accounts. Total cash provided by operating activities for the six months ended June 30, 2005, consists of net income of $15.5 million, $15.5 million in depreciation and amortization, $0.8 million in deferred income taxes and other, offset by $8.5 million of net decreases in working capital accounts.
Investing Activities
     Cash used in investing activities was $1.0 million for the six months ended June 30, 2006, compared to $23.3 million in the six months ended June 30, 2005. The decrease was primarily due to the proceeds received in the first quarter of 2006 for the sale of the Alberta Railroad Properties. Capital expenditures were $32.4 million in the six months ended June 30, 2006, compared to $29.5 million in the six months ended June 30, 2005. Asset sale proceeds were $31.4 million for the six months ended June 30, 2006 due to the receipt of the sale proceeds for the Alberta Railroad Properties, prepayment of the Ferronor notes and the proceeds from the disposition of the E&N Railway. The asset sale proceeds were $6.3 million for the six months ended June 30, 2005 primarily due to the receipt of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in the first quarter of 2005.
Financing Activities
     Cash used in financing activities was $26.1 million for the six months ended June 30, 2006 compared to cash provided by financing activities of $0.6 million in the six months ended June 30, 2005. The decrease of $25.5 million was primarily due to the paydown of our senior term debt during the first quarter of 2006 upon the receipt of the cash proceeds for the sale of the Alberta Railroad Properties. Cash proceeds from the exercise of options and warrants in the six months ended June 30, 2006 and 2005, were $1.8 million and $4.2 million, respectively.
Working Capital
     As of June 30, 2006, we had working capital of $4.2 million, including cash on hand of $13.1 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $15.1 million, cash on hand of $14.3 million and $95.0 million of availability under our revolving credit facility at December 31, 2005. The working capital improvement at June 30, 2006, compared to December 31, 2005, is primarily due to a reduction of current payables as a result of the expiration of the warranty reserve on the sale of Freight Australia. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
Long-term Debt
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility in 2004. On September 30, 2005, we entered into Amendment No. 1 of our amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility. We may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the administrative agent and lead arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of June 30, 2006, we had no balances outstanding under the revolving loan portions of the credit facility.
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

(b)	the average rate for 30 day Canadian dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at June 30, 2006, or
•	the reserve-adjusted LIBOR plus a specified margin determined based on our leverage ratio, which margin was 2.00% for term loans and 1.75% for revolving loans at June 30, 2006.
     The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to our leverage ratio (which is the ratio of our total debt to our EBITDA, as these terms are defined in our amended and restated credit agreement) exceeding 4.0 during the twelve months ended September 30, 2005. Effective May 10, 2006, as a result of our March 31, 2006 leverage ratio decreasing to 3.80, our margin rate reduced by 0.25%. Our leverage ratio at June 30, 2006 was 3.96. Our covenants require us to maintain a leverage ratio below 4.75. We anticipate that our leverage ratio will remain below 4.0 for the next twelve months.
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
     In addition, the amended and restated senior credit facility contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of June 30, 2006, and anticipate being in compliance with our covenants during the next twelve months.
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
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The fair value of this swap was a net receivable of $2.0 million at June 30, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. The fair value of this cap was a net receivable of $0.3 million at June 30, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. The fair value of these swaps was a net receivable of $3.3 million at June 30, 2006.
     All of these interest rate swaps and caps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found in this report under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Our results for the three and six months ended June 30, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement.
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the financial statements.
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
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $2.0 million at June 30, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.3 million at June 30, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $3.3 million at June 30, 2006.
     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 12% of total revenue during the three and six months ended June 30, 2006. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2006, we entered into fuel hedge agreements for 275,000 gallons per month for the remainder of 2006 (approximately 13% of consumption) at an average rate of $2.09 per gallon, including transportation and distribution costs. We have also entered into fuel hedges for an average of 133,333 gallons per month for the first six months of 2007 (approximately 6% of consumption) at an average rate of $2.22 per gallon, including transportation and distribution costs. The fair value of these hedges was a net receivable of $0.6 million at June 30, 2006.

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

PART II. OTHER INFORMATION
     Items 1, 1A, 3 and 5 are not applicable and have been omitted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended June 30, 2006, there were no purchases of RailAmerica’s shares of Common Stock made by or on behalf of RailAmerica or any “affiliated purchaser” of RailAmerica (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended June 30, 2006, the Company accepted 33,900 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2006 annual meeting on May 25, 2006 at which Class II directors Harold R. Curtis and William G. Pagonis were re-elected to our board of directors for a term expiring upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2009.

	In Favor	Against	Abstain	Broker Non-Votes
Re-election of Harold R. Curtis	34,446,159	—	1,829,948	—
Re-election of William G. Pagonis	33,332,030	—	2,944,077	—
     The terms of the Company’s Class I directors (Charles Swinburn, Donald D. Redfearn and Ferd. C. Meyer, Jr.) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2008. The terms of the Company’s Class III directors (Anne H. McNamara, Douglas R. Nichols and Richard Rampell) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2007.
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

RAILAMERICA, INC.
Date: August 8, 2006	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President,
Chief Financial Officer and Treasurer (on behalf of registrant and as Principal Financial Officer)