Form 10-Q
period 2006-09-30
RAILAMERICA INC /DE
filed 2006-11-08
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ___________
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
Common Stock, par value $.001 — 39,289,450 shares as of November 6, 2006

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$8,551	$14,310
Accounts and notes receivable, net	83,566	82,395
Current assets of discontinued operations	—	3,140
Other current assets	12,135	14,114

Total current assets	104,252	113,959
Property, plant and equipment, net	931,295	904,588
Long-term assets of discontinued operations	—	25,879
Other assets	97,329	102,950

Total assets	$1,132,876	$1,147,376

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$4,951	$6,079
Accounts payable	68,721	75,222
Accrued expenses	32,363	43,524
Current liabilities of discontinued operations	—	4,275

Total current liabilities	106,035	129,100
Long-term debt, less current maturities	396,728	427,794
Deferred income taxes	141,979	141,606
Long-term liabilities of discontinued operations	—	2,261
Other liabilities	18,534	15,337

Total liabilities	663,276	716,098

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 39,282,988 shares and 38,688,496 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	39	39
Additional paid-in capital and other	335,956	330,919
Retained earnings	97,344	67,628
Accumulated other comprehensive income	36,261	32,692

Total stockholders’ equity	469,600	431,278

Total liabilities and stockholders’ equity	$1,132,876	$1,147,376

The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2006 and 2005
(in thousands, except earnings per share)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenue	$117,270	$105,138	$348,453	$309,604

Operating expenses:
Transportation	71,598	65,730	210,947	188,808
Selling, general and administrative	23,672	20,131	74,187	62,545
Net gain on sale of assets	(954)	(995)	(1,957)	(753)
Depreciation and amortization	9,437	7,479	28,385	21,819

Total operating expenses	103,753	92,345	311,562	272,419

Operating income	13,517	12,793	36,891	37,185
Interest expense	(6,712)	(4,795)	(20,175)	(13,728)
Other expense	—	(619)	(480)	(619)

Income from continuing operations before income taxes	6,805	7,379	16,236	22,838
Provision for (benefit from) income taxes	(243)	(77)	(2,836)	1,437

Income from continuing operations	7,048	7,456	19,072	21,401
Gain (loss) from sale of discontinued operations, net of income taxes	(186)	—	10,481	239
Income from discontinued operations, net of income taxes	—	218	163	1,528

Net income	$6,862	$7,674	$29,716	$23,168

Basic earnings per common share:
Continuing operations	$0.18	$0.20	$0.49	$0.57
Discontinued operations	—	—	0.28	0.04

Net income	$0.18	$0.20	$0.77	$0.61

Diluted earnings per common share:
Continuing operations	$0.18	$0.19	$0.49	$0.56
Discontinued operations	—	0.01	0.27	0.04

Net income	$0.18	$0.20	$0.76	$0.60

Weighted average common shares outstanding:
Basic	38,715	37,901	38,562	37,679
Diluted	39,102	38,526	39,002	38,353
The accompanying Notes are an integral part of the consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$29,716	$23,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of deferred loan costs	30,477	23,394
Net gain on sale or disposal of properties	(17,600)	(1,028)
Equity compensation costs	2,176	432
Refinancing costs	—	619
Deferred income taxes and other	(389)	(1,443)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	59	(8,335)
Other current assets	1,942	963
Accounts payable	(6,250)	(10,675)
Accrued expenses	1,671	1,811
Other assets and liabilities	204	396

Net cash provided by operating activities	42,006	29,302

Cash flows from investing activities:
Purchase of property, plant and equipment	(50,478)	(45,350)
Proceeds from sale of assets, net of cash on-hand	32,527	7,769
Acquisitions, net of cash acquired	—	(77,830)
Deferred transaction costs and other	—	(143)

Net cash used in investing activities	(17,951)	(115,554)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	42,100	90,700
Principal payments on long-term debt	(74,295)	(17,506)
Repurchase of senior subordinated notes	—	(4,540)
Proceeds from exercise of stock options and warrants	2,274	7,199
Deferred financing costs	—	(492)

Net cash (used in) provided by financing activities	(29,921)	75,361

Effect of exchange rates on cash	107	288

Net decrease in cash	(5,759)	(10,603)
Cash, beginning of period	14,310	24,331

Cash, end of period	$8,551	$13,728

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
In the opinion of management, the consolidated financial statements contain all adjustments of a recurring nature and disclosures necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The December 31, 2005 balance sheet is derived from the Company’s audited financial statements for the year ended December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s principal operations consist of rail freight transportation in North America.
The accounting principles which materially affect the financial position, results of operations and cash flows of the Company are set forth in Notes to the Consolidated Financial Statements, which are included in the Company’s 2005 annual report on Form 10-K.
2.	NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. The results for the three and nine months ended September 30, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement. See Note 3 for further information on the adoption of this pronouncement.
In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position, if that position more likely than not would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance is effective for the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for an entity to use a measurement date prior to its fiscal year-end effective December 31, 2008. Management does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position, or FSP, AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. Management expects that the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION
The Company has an incentive compensation plan under which employees and non-employee directors may be granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vest in two or three years and expire ten years from the date of the grant. The Company had previously adopted the disclosure-only provisions of SFAS No. 123, but as of January 1, 2006, the Company adopted the prospective method of accounting for stock-based compensation under SFAS No. 123-R. As a result, the Company recognized additional compensation expense in the first nine months of 2006 related to unvested outstanding stock options and the Company’s Employee Stock Purchase Plan. The effect of the adoption of SFAS No. 123-R on the Company’s financial results for the three and nine months ended September 30, 2006 was to add $0.1 million and $0.4 million, respectively, of compensation expense to income from continuing operations, before tax, and $0.1 million and $0.2 million, after tax, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 0.0%; expected volatility of 44%; risk free interest rate of 5.0%; and expected lives of five years. The weighted average fair value of options granted during 2005 was $6.05 per share. There have been no stock options granted during 2006. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected lives, which represent the period of time that options granted are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected lives.
The Company maintains an Employee Stock Purchase Plan under which all full-time employees may purchase shares of common stock subject to an annual limit of $25,000 at a price equal to 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. The impact of adopting SFAS No. 123-R on this plan was not material.
Prior to January 1, 2006, the Company accounted for these incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock option-based employee compensation cost is reflected in net income for the three or nine months ended September 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005.

	For the three months	For the nine months
	ended	ended
	September 30, 2005

Net income, as reported	$7,674	$23,168
Less: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(201)	(483)

Pro forma net income	$7,473	$22,685

Earnings per share:
Basic-as reported	$0.20	$0.61

Basic-pro forma	$0.20	$0.60

Diluted-as reported	$0.20	$0.60

Diluted-pro forma	$0.19	$0.59

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION, continued
A summary of the status of stock options as of September 30, 2006, and changes during the three and nine month periods then ended, is presented below (aggregate intrinsic value in thousands):

		Weighted		Weighted
	Number of	Average	Aggregate	Average
	Outstanding	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Life

Outstanding at July 1, 2006	2,330,438	$10.38
Granted	0	$0.00
Exercised	(169,368)	$8.86
Forfeited	(173,692)	$11.95

Outstanding at September 30, 2006	1,987,378	$10.37	$2,156	5.15

		Weighted		Weighted
	Number of	Average	Aggregate	Average
	Outstanding	Exercise	Intrinsic	Remaining
	Options	Price	Value	Contractual Life

Outstanding at January 1, 2006	2,809,538	$10.50
Granted	0	$0.00
Exercised	(232,674)	$9.00
Forfeited	(589,486)	$11.98

Outstanding at September 30, 2006	1,987,378	$10.37	$2,156	5.15

Exercisable at September 30, 2006	1,952,378	$10.35	$2,156	5.10

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.2 million and $0.3 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $0.6 million and $2.0 million, respectively.
The Company also has the ability to issue restricted shares under its incentive compensation plan. A summary of the status of restricted shares as of September 30, 2006, changes during the three and nine month periods then ended and the weighted average grant date fair values is presented below:

	Time Based		Performance Based		Deferred		Total

Balance at July 1, 2006	299,102	$10.68	104,467	$11.47	50,984	$11.42	454,553	$10.94
Granted	10,103	$9.90	—	$0.00	—	$0.00	10,103	$9.90
Cancellation corrections	—	$0.00	369	$11.72	—	$0.00	369	$11.72
Vested	(10,453)	$9.96	—	$0.00	(2,452)	$11.67	(12,905)	$10.29
Cancelled	(2,894)	$9.98	—	$0.00	(324)	$11.35	(3,218)	$10.11

Balance at September 30, 2006	295,858	$10.69	104,836	$11.47	48,208	$11.41	448,902	$10.95

	Time Based		Performance Based		Deferred		Total

Balance at January 1, 2006	251,805	$10.42	72,502	$11.72	44,602	$11.67	368,909	$10.83
Granted	170,065	$11.14	67,335	$11.23	47,111	$11.35	284,511	$11.20
Cancellation corrections	—	$0.00	369	$11.72	—	$0.00	369	$11.72
Vested	(106,262)	$10.81	(28,703)	$11.48	(39,117)	$11.61	(174,082)	$11.10
Cancelled	(19,750)	$10.53	(6,667)	$11.72	(4,388)	$11.65	(30,805)	$10.95

Balance at September 30, 2006	295,858	$10.69	104,836	$11.47	48,208	$11.41	448,902	$10.95

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	STOCK-BASED COMPENSATION, continued
A summary of the fair value of the restricted shares vested during the periods then ended is presented below:

Total Fair Value of Shares Vested (in thousands)	Time Based	Performance Based	Deferred

Three months ended September 30, 2006	$104	$—	$29
Three months ended September 30, 2005	$133	$—	$—
Nine months ended September 30, 2006	$1,057	$329	$455
Nine months ended September 30, 2005	$194	$—	$—
Time based restricted stock awards are generally scheduled to vest over four to five years, although in some cases individual grants may vest over one year, and are contingent on continued employment. The performance shares cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The deferred shares vest based upon years of service of the participating employee. The grant date fair value of time based awards granted during the quarter ended September 30, 2005 was $12.03. There were no performance based awards or deferred awards granted during the quarter ended September 30, 2005. The grant date fair value of time based, performance based and deferred awards granted during the nine months ended September 30, 2005 were $11.73, $11.72 and $11.67, respectively.
The Company recognized compensation expense of approximately $0.5 million and $1.8 million in the three and nine months ended September 30, 2006, respectively, related to the time based, performance and deferred shares. These amounts include $0.8 million of expense related to the early vesting of time based, performance and deferred shares as a result of the employee terminations in June 2006. During the three and nine months ended September 30, 2005, the Company recognized compensation expense of approximately $0.1 million and $0.4 million, respectively, related to the time based, performance and deferred shares.
During the three and nine months ended September 30, 2006, the Company accepted 3,002 and 36,902 shares, respectively, in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation. During the three and nine months ended September 30, 2005, the Company accepted 3,304 and 4,409 shares, respectively, in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
At September 30, 2006, there was $4.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	EARNINGS PER SHARE
For the three and nine months ended September 30, 2006 and 2005, basic earnings per share is calculated using the weighted average number of common shares outstanding, excluding unvested restricted shares during the period.
For the three and nine months ended September 30, 2006 and 2005, diluted earnings per share is calculated using the sum of the weighted average number of common shares outstanding plus potentially dilutive common shares arising out of stock options, warrants and unvested restricted shares. A total of 1.3 million and 0.8 million options were excluded from the calculation for the three and nine months ended September 30, 2006, respectively, as such securities were anti-dilutive. A total of 1.3 million and 1.2 million options were excluded from the calculation for the three and nine months ended September 30, 2005, respectively, as such securities were anti-dilutive.
The following is a summary of the income from continuing operations available to common stockholders and weighted average shares (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations (basic and diluted)	$7,048	$7,456	$19,072	$21,401

Weighted average shares outstanding (basic)	38,715	37,901	38,562	37,679
Options, warrants and unvested restricted shares	387	625	440	674

Weighted average shares outstanding (diluted)	39,102	38,526	39,002	38,353

5.	DISCONTINUED OPERATIONS
In the third quarter of 2004, the Company committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, the Company did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million in the third quarter of 2004. On March 24, 2006, the Company transferred ownership of the E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, the Company expects to realize approximately CAD $5.0 million, or USD $3.9 million, in tax benefits in Canada as a result of the transaction being treated as a charitable gift. Upon final transition of the operations on June 30, 2006, the Company recorded a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations.
The results of operations for the E&N Railway were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenue	$—	$659	$1,405	$2,009

Operating income	$—	$48	$158	$129

Income from discontinued operations	$—	$48	$158	$129
Income tax provision	—	16	53	43

Income from discontinued operations, net of tax	$—	$32	$105	$86

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS, continued
During December 2005, the Company completed the sale of its San Luis & Rio Grande Railroad for $5.5 million in cash and a long-term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented.
The results of operations for the San Luis & Rio Grande Railroad were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenue	$—	$818	$—	$2,619

Operating income	$—	$101	$—	$271

Income from discontinued operations	$—	$101	$—	$271
Income tax provision	—	34	—	92

Income from discontinued operations, net of tax	$—	$67	$—	$179

During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, the Company determined that the sale would result in a loss on sale of the assets. Accordingly, the Company recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax in the fourth quarter of 2005. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of September 30, 2006, there was no change to the estimated loss recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate of at least 4,000 carloads must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. In addition, the assets and liabilities of the Alberta Railroad Properties were classified as assets and liabilities of discontinued operations on the December 31, 2005 balance sheet.
Interest expense was allocated to the Alberta Railroad Properties as permitted under the Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented. For the three and nine months ended September 30, 2005, $0.2 million and $0.5 million of interest expense was allocated to these discontinued operations. The interest allocation was calculated based upon the ratio of net assets to be discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of total net assets of the Company plus consolidated debt, less debt required to be paid as a result of the disposal transaction and debt that can be directly attributed to other operations of the Company.
The results of operations for the Alberta Railroad Properties were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenue	$—	$5,914	$1,337	$19,170

Operating income	$—	$314	$101	$2,346

Income from discontinued operations	$—	$187	$101	$1,955
Income tax provision	—	68	43	692

Income from discontinued operations, net of tax	$—	$119	$58	$1,263

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DISCONTINUED OPERATIONS, continued
The major classes of assets and liabilities of the Alberta Railroad Properties were as follows (in thousands):

As of December 31, 2005

Accounts receivable, net	$2,631
Other current assets	509

Total current assets	3,140

Property, plant and equipment, net	25,423
Other assets	456

Total assets	$29,019

Accounts payable	$2,639
Accrued expenses	1,636

Total current liabilities	4,275

Deferred income taxes	2,261

Total liabilities	$6,536

In August 2004, the Company completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to RailAmerica of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which was received in December 2004, and also provides various representations and warranties by RailAmerica to the buyer. Potential claims against RailAmerica for violations of most of the representations and warranties are capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, the Company reduced its reserve for warranty claims by $13.4 million through discontinued operations in the first quarter of 2006. For the nine months ended September 30, 2006 and 2005, this transaction contributed gains of $8.1 million and $0.2 million, net of tax, respectively, to the gain from sale of discontinued operations.
In February 2004, the Company completed the sale of its 55% equity interest in Ferronor, a Chilean railroad, for $18.1 million, consisting of $10.8 million in cash, a secured note for $5.7 million due no later than June 2010 and a secured note from Ferronor for $1.7 million due no later than February 2007, both bearing interest at 90 day LIBOR plus 3%. In January 2006, the Company received $7.1 million in full satisfaction of the amounts outstanding under the secured notes and recorded a charge of $0.4 million in other expense for the discount from the face amount of these notes in the nine months ended September 30, 2006.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	EXPANSION OF OPERATIONS
On September 30, 2005, the Company’s wholly-owned subsidiary, RailAmerica Transportation Corp., completed the stock acquisition of four short line railroads from Alcoa Inc., referred to as the Alcoa Railroad Group, for $77.8 million in cash, the assumption of $6.5 million of negative working capital and $2.6 million of accrued post-retirement benefits. The railroads serve Alcoa aluminum manufacturing operations in Texas and New York and a specialty chemicals facility in Arkansas, formerly owned by Alcoa, but now owned by Almatis, Inc. The Company funded the transaction through a $75.0 million increase in the term loan portion of the Company’s existing senior secured credit facility (see Note 8) and through cash on hand. As part of the agreement, the Company and Alcoa have also entered into three long-term service agreements, under which the Company will continue to provide service to Alcoa’s facilities.
The acquired Alcoa Railroad Group consists of the Point Comfort & Northern Railway Co., or the PCN, the Rockdale, Sandow & Southern Railroad Co., or the RSS, the Massena Terminal Railroad Co., or the MSTR, and the Bauxite & Northern Railway Co., or the BXN. Based in Point Comfort, Texas, the PCN provides transportation services primarily for Alcoa’s bauxite, alumina and chemicals facility in Point Comfort, Texas. The 13-mile railroad originates at Alcoa’s plant and terminates in Lolita, Texas. The PCN interchanges with Union Pacific Railroad. Based in Sandow, Texas, the RSS provides services primarily for Alcoa’s aluminum manufacturing facility in Rockdale, Texas. The six-mile railroad originates at Alcoa’s plant and terminates in Marjorie, Texas. The RSS interchanges with Union Pacific Railroad. Based in Massena, New York, the three-mile MSTR provides services for Alcoa’s aluminum manufacturing facility in Massena, New York. The railroad originates at Alcoa’s plant and terminates at Massena Junction. The MSTR interchanges with CSX Transportation. Based in Bauxite, Arkansas, the BXN provides services to a former Alcoa specialty chemicals facility in Bauxite, now owned by Almatis, Inc. The three-mile railroad originates at the Almatis, Inc. plant and terminates at Bauxite Junction. The BXN interchanges with Union Pacific Railroad.
The following table presents the major assets and liabilities of the Alcoa Railroad Group as of the acquisition date. The purchase price allocation of the Alcoa Railroad Group includes goodwill of $49.1 million and intangible assets of $18.1 million, primarily attributed to the Alcoa service relationship. The intangible assets will be amortized over a period of 7 to 25 years.

(in thousands)	September 30, 2005

Accounts receivable, net	$5,637
Other current assets	350

Total current assets	5,987
Property, plant and equipment, net	19,754
Other assets	67,135

Total assets	$92,876

Accounts payable	$11,672
Accrued liabilities	793

Total current liabilities	12,465
Other long term liabilities	2,561

Total liabilities	$15,026

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	EXPANSION OF OPERATIONS, continued
The following pro forma summary presents the consolidated results of operations for the Company as if the acquisition of the Alcoa Railroad Group had occurred at January 1, 2005, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	For the Three	For the Nine
	Months Ended	Months Ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005

Operating revenue	$110,300	$324,317

Income from continuing operations	$7,855	$22,204

Net income	$8,073	$23,971

Income from continuing operations per share — diluted	$0.20	$0.58
Net income per share — diluted	$0.21	$0.62
On September 10, 2005, the Company’s wholly-owned subsidiary, Mid-Michigan Railroad Inc., entered into a 25-year operating lease with CSX Transportation, Inc. for the operation of the 48 mile Fremont Line for $50,000 a year. The line runs from Fremont, Michigan south to West Olive, Michigan and interchanges with the Company’s Michigan Shore Railroad and CSX Transportation.
7.	SEVERANCE COSTS
On June 21, 2006, the Company eliminated 20 positions from its organization and expensed $0.9 million in severance costs and $0.8 million in share based compensation expense as a result of the early vesting of restricted shares. These costs are included in selling, general and administrative expense for the nine months ended September 30, 2006. All severance costs were paid out by September 30, 2006.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	DEBT
On September 29, 2004, the Company entered into an amended and restated $450 million senior credit facility. The facility originally consisted of a $350 million term loan facility, with a $313 million U.S. tranche and a $37 million Canadian tranche, and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011, require 1% annual principal amortization and bear interest at LIBOR plus 2.00%, or 7.370% as of September 30, 2006. The revolving loans mature on September 30, 2010 and bear interest at LIBOR plus 1.75%. On September 30, 2005, the Company entered into Amendment No. 1 of its amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility.
The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to the Company’s leverage ratio exceeding 4.0 during the twelve months ended September 30, 2005. At March 31, 2006, the Company’s leverage ratio was 3.80 resulting in a 0.25% reduction in its margin rate effective as of May 10, 2006. As of September 30, 2006, the Company’s leverage ratio was 3.91.
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
The amended and restated senior credit facility contains financial covenants that require the Company to meet a number of financial ratios and tests. The Company’s ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond the Company’s control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on the Company. The Company was in compliance with each of these covenants as of September 30, 2006.
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
Fuel costs represented 12% and 10% of total revenue during the nine months ended September 30, 2006 and 2005, respectively. Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Company periodically hedges against fluctuations in the price of its fuel purchases. The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges under SFAS No. 133. For the third quarter of 2006, approximately 17% of the Company’s fuel costs were subject to fuel hedges. As of September 30, 2006, the Company has entered into fuel hedge agreements for 1,025,000 gallons per month for the remainder of 2006 at an average rate of $2.11 per gallon, including transportation and distribution costs. The Company has also entered into fuel hedges for an average of 266,666 gallons per month for 2007 at an average rate of $2.17 per gallon, including transportation and distribution costs. The fair value of these hedges was a net payable of $0.6 million at September 30, 2006.
On November 30, 2004, the Company entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. Under the terms of the interest rate swap, the Company is required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The fair value of this swap was a net receivable of $1.3 million at September 30, 2006.
On December 8, 2004, the Company entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of the Company’s interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2006.
On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, the Company is required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.0 million at September 30, 2006.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	INCOME TAX PROVISION
The Company’s effective income tax rates for continuing operations for the three and nine months ended September 30, 2006 were benefits of 4% and 17%, respectively, while the effective income tax rates for the three and nine months ended September 30, 2005 were a benefit of 1% and a provision of 6%, respectively. The rates for the three and nine months ended September 30, 2006 and 2005 include a federal tax benefit of approximately $3.0 million and $7.7 million, and $3.9 million and $8.1 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. In addition, the rate for the nine months ended September 30, 2006 includes a $1.7 million tax benefit as a result of changes in the Canadian tax law. The rate for the nine months ended September 30, 2005 includes a state tax benefit of $0.4 million related to a change in Ohio tax law.
11.	COMPREHENSIVE INCOME
Other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on derivative instruments designated as hedges. As of September 30, 2006, accumulated other comprehensive income consisted of $1.9 million of unrealized gains related to hedging transactions and $34.4 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$6,862	$7,674	$29,716	$23,168
Other comprehensive income Unrealized gain (loss) on derivatives designated as hedges, net of taxes	(2,191)	1,280	(545)	3,345
Realization of cumulative translation adjustment from sale of Alberta Railroad Properties	—	—	(678)	—
Realization of cumulative translation adjustment from the disposition of the E&N Railway	—	—	(2,000)	—
Change in cumulative translation adjustments	(774)	9,009	6,791	6,928

Total comprehensive income	$3,897	$17,963	$33,284	$33,441

12.	PENSION DISCLOSURES
Components of the net periodic cost for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$58	$30	$174	$88
Interest cost	109	88	323	260
Expected return on plan assets	(98)	(78)	(291)	(230)
Amortization of net actuarial loss	13	12	40	34
Amortization of prior service costs	5	5	16	15

Net cost recognized	$87	$57	$262	$167

	Health and Welfare Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$12	$—	$36	$—
Interest cost	30	—	90	—
Amortization of net actuarial gain	(4)	—	(12)	—

Net cost recognized	$38	$—	$114	$—

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
On October 26, 2004, a train operated by the Company’s subsidiary, the Central Oregon & Pacific Railroad, Inc., or CORP, derailed at Cow Creek Canyon in Oregon, resulting in the discharge of diesel fluid into Cow Creek. The United States Attorney’s Office for the District of Oregon and the Environmental Protection Agency investigated the derailment and CORP’s operations through Cow Creek Canyon to determine whether there had been a violation of the Clean Water Act, and issued subpoenas to the Company and the CORP. After review of the Company’s documentation and interviews with employees, the U.S. Attorney’s office informed the Company that it will not proceed with a prosecution, but will refer the matter to the civil enforcement authority.
On February 7, 2005, the Surface Transportation Board, or STB, entered an Order setting the terms for sale of the Company’s Toledo, Peoria & Western Railway’s 76 mile La Harpe — Hollis Line in western central Illinois to Keokuk Junction Railway Company, or KJRY, as a result of KJRY’s application under the Feeder Line Statute, 49 USC sec. 10907. Management believes that the STB-ordered sale of the line at the mandated price of $4.2 million was not in accordance with the rules and regulations governing such STB action and did not reflect the line’s value or adequately compensate the Company as required by these rules and regulations. As a result, the Company appealed the Order to the U.S. Circuit Court of Appeals. The Court recently ruled against the Company’s claim for additional compensation. The Company is filing a motion for rehearing. The ruling, if unchanged, will not materially affect the Company’s financial position, results of operations or cash flows.
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway, or I&O Railway, property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits have been filed against the Company and others connected to the tank car. Motions for class action certification have been filed but remain pending. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected residents and businesses, and has reached settlement with the asserted class members alleged to have been most affected by the incident. As a result of the incident, the Federal Railroad Administration brought and settled a claim against the I&O Railway. The incident also triggered an inquiry by other federal, state and local authorities charged with investigating such incidents. Management anticipates that regulatory sanctions and fines will be assessed against the Company’s I&O Railway as a result of this incident. Because of the chemical release, the Ohio EPA, the US EPA, the State of Ohio and the City of Cincinnati are cooperating in a joint investigation of the incident, which management believes to be nearly complete. Should this investigation lead to environmental crime charges against I&O Railway, potential fines upon conviction could range widely and could be material. While management is unable to predict with certainty the outcome of the various matters pending, the Company estimates that its cost for this incident will be $2.1 million, inclusive of the potential regulatory sanctions noted above.
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
     Carload Growth and Acquisitions
     Our total carloads increased by 1%, including a decrease of 2% on a “same railroad” basis, during the third quarter of 2006 compared to the third quarter of 2005, with the average rate per carload increasing from $308 to $333. Our total carloads increased by 1%, including a decrease of 2% on a “same railroad” basis, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, with the average rate per carload increasing from $298 to $325. “Same railroad” amounts exclude amounts associated with railroads, or portions of railroads, sold or acquired by us after January 1, 2005.
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
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated pretax loss on the sale of the properties of $2.5 million, or $3.8 million after tax. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. The cash proceeds received from the sale of the properties were used to repay senior debt. As of September 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. In addition, the sale agreement includes two earn-out provisions based upon the opening of a British Petroleum, or BP, Plant on the Mackenzie Northern Railway. In order to receive the first payment of CAD $2.0 million, the BP Plant must be prepared for operations or have moved a railcar on or prior to December 31, 2011. In order to receive the second payment of CAD $2.0 million, an aggregate amount of carloads equal to or greater than 4,000 must be loaded and shipped to and from the BP Plant between the closing date of the sale and December 31, 2011. The estimated loss on sale does not include an effect for these earn-outs. Any proceeds received as a result of these earn-out agreements will be recorded through income from discontinued operations in the period received. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented.

     In the third quarter of 2004, we committed to a plan to dispose of the E&N Railway. As a result of several factors, including the expectation of minimal future cash flows and potential limitations on the use of certain real estate, we did not expect significant proceeds from the disposal and accordingly recorded an impairment charge of $12.6 million. On March 24, 2006, we transferred ownership of the E&N Railway’s operating assets to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. In addition, we expect to realize approximately CAD $5.0 million in tax benefits in Canada as a result of the transaction being treated as a charitable gift. Upon final transition of the operations on June 30, 2006, we recorded a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented.
     As of July 2006, management has put in place a process to sell or lease a line that is the poorest performing section of our Indiana & Ohio Railway. Our goal is to have a transaction closed by the end of 2006.
     Commodity Mix
     Each of our 42 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three and nine months ended September 30, 2006, bridge traffic accounted for 16% and 17%, respectively, coal accounted for 11% and 12%, respectively, and lumber and forest products accounted for 9% and 10%, respectively, of our carloads. As a percentage of revenue, which is impacted by several factors including the length of the haul, lumber and forest products generated 13% and 14%, respectively, chemicals generated 13% and 12%, respectively, and metal products generated 11% and 10%, respectively, of our freight revenue for the three and nine months ended September 30, 2006. Bridge traffic, which neither originates nor terminates on our line, generally has a lower rate per carload and generated 7% of our freight revenue during the three and nine months ended September 30, 2006.
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
     Property, plant and equipment comprised 82% of our total assets as of September 30, 2006. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     For a complete description of our accounting policies, see Note 1 to the audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     Our historical results of operations for our railroads include the operations of our acquired railroads from the dates of acquisition as follows:

Name of railroad	Date of acquisition
Fremont Line	September 2005
Alcoa Railroad Group (4 railroads)	October 2005
     We disposed of certain railroads as follows:

Name of railroad	Date of disposition
San Luis & Rio Grande Railroad	December 2005
Alberta Railroad Properties (3 railroads)	January 2006
E & N Railway	June 2006
     As a result, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not comparable in various material respects and are not indicative of the results which would have occurred had the acquisitions or dispositions been completed at the beginning of the periods presented.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the three months ended September 30,
	2006		2005

Operating revenue	$117,270	100.0%	$105,138	100.0%

Operating expenses:
Maintenance of way	13,480	11.5%	13,116	12.5%
Maintenance of equipment	4,237	3.6%	3,916	3.7%
Transportation	40,587	34.6%	36,690	34.9%
Equipment rental	13,294	11.3%	12,008	11.4%
Selling, general and administrative	23,672	20.2%	20,131	19.1%
Net gain on sale of assets	(954)	-0.8%	(995)	-0.9%
Depreciation and amortization	9,437	8.1%	7,479	7.1%

Total operating expenses	103,753	88.5%	92,345	87.8%

Operating income	$13,517	11.5%	$12,793	12.2%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the three months ended September 30,
	2006		2005

Operating revenue	$117,270	100.0%	$105,138	100.0%

Operating expenses:
Labor and benefits	34,520	29.4%	31,842	30.3%
Equipment rents	14,158	12.0%	12,803	12.2%
Purchased services	9,872	8.4%	8,356	7.9%
Diesel fuel	14,424	12.3%	11,309	10.7%
Casualties and insurance	6,644	5.7%	7,208	6.9%
Materials	2,679	2.3%	2,552	2.4%
Joint facilities	3,379	2.9%	3,097	2.9%
Other expenses	9,594	8.2%	8,694	8.3%
Net gain on sale of assets	(954)	-0.8%	(995)	-0.9%
Depreciation and amortization	9,437	8.1%	7,479	7.1%

Total operating expenses	103,753	88.5%	92,345	87.8%

Operating income	$13,517	11.5%	$12,793	12.2%

     OPERATING REVENUE. Operating revenue increased by $12.2 million, or 12%, to $117.3 million in the third quarter of 2006, from $105.1 million in the third quarter of 2005. Total carloads increased to 307,949 in 2006, from 305,663 in 2005. Excluding revenue of $6.2 million in 2006 for the acquired railroads, the Alcoa Railroad Group and the Fremont Line, operating revenue increased $5.9 million, or 6%, while carloads decreased by 6,179, or 2%. This increase in “same railroad” revenue is primarily due to higher fuel surcharges, which increased from $2.5 million in the third quarter of 2005 to $6.0 million in the third quarter of 2006, an increase in rates, and a strengthening of the Canadian dollar compared to the U.S. dollar, partially offset by changes in commodity mix.
     The increase in the average rate per carload to $333 in the three months ended September 30, 2006, from $308 in 2005 was primarily due to rate growth, the higher fuel surcharge and the improvement in the Canadian dollar, partially offset by changes in commodity mix.
     Non-freight revenue increased by $3.7 million, or 34%, to $14.7 million in the third quarter of 2006 from $11.0 million in the third quarter of 2005. This increase is primarily due to the acquisition of the Alcoa Railroad Group.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2006 and 2005:

(dollars in thousands,	For the three months ended			For the three months ended
except average rate per carload)	September 30, 2006			September 30, 2005
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$13,366	28,375	$471	$14,109	32,266	$437
Chemicals	12,889	27,310	472	11,315	27,527	411
Metal	11,019	25,905	425	9,303	24,013	387
Agricultural & Farm Products	9,019	26,536	340	9,526	26,129	365
Paper Products	8,044	19,965	403	8,298	22,399	370
Coal	7,964	34,372	232	8,529	38,179	223
Metallic/Non-metallic Ores	7,842	23,594	332	4,181	17,167	244
Food Products	7,624	20,756	367	6,955	20,845	334
Railroad Equipment/Bridge Traffic	6,840	48,846	140	6,089	46,490	131
Minerals	6,297	14,557	433	5,913	15,321	386
Petroleum Products	4,935	12,392	398	3,949	10,879	363
Other	4,447	14,418	308	3,741	13,648	274
Autos	1,580	5,647	280	1,603	5,651	284
Intermodal	737	5,276	140	667	5,149	130

Total	$102,603	307,949	$333	$94,178	305,663	$308

     Lumber and forest product revenue was $13.4 million in the quarter ended September 30, 2006, compared to $14.1 million in the quarter ended September 30, 2005, a decrease of $0.7 million or 5%. This decrease was primarily the result of a slowdown in the housing market, partially offset by rate increases and additional fuel surcharges. Carloads decreased 12% quarter over quarter.

     Chemical revenue was $12.9 million in the quarter ended September 30, 2006, compared to $11.3 million in the quarter ended September 30, 2005, an increase of $1.6 million or 14%. This increase was primarily due to new business with a customer in Ohio.
     Metals revenue was $11.0 million in the quarter ended September 30, 2006, compared to $9.3 million in the quarter ended September 30, 2005, an increase of $1.7 million or 18%. This increase was due to increased market share of scrap metal shipments in Illinois, increased movements with a customer in North Carolina, rate increases and an increase in fuel surcharges.
     Agricultural and farm products revenue was $9.0 million in the quarter ended September 30, 2006, compared to $9.5 million in the quarter ended September 30, 2005, a decrease of $0.5 million or 5%. This decrease was primarily due to a weak wheat market in Kansas, partially offset by increased shipments of grains for existing customers to make room for this year’s harvest.
     Paper products revenue was $8.0 million in the quarter ended September 30, 2006, compared to $8.3 million in the quarter ended September 30, 2005, a decrease of $0.3 million or 3%. This decrease was the result of a work stoppage at a customer in Nova Scotia, partially offset by increased rates per carload and fuel surcharges. Carloads decreased 11% quarter over quarter. The customer facility in Nova Scotia reopened in mid-October and production is expected to resume during the fourth quarter of 2006.
     Coal revenue was $8.0 million in the quarter ended September 30, 2006, compared to $8.5 million in the quarter ended September 30, 2005, a decrease of $0.5 million or 7%. This decrease was primarily due to the timing of moves for an existing customer in Michigan partially offset by an increase in coal shipments in Missouri.
     Metallic and non-metallic ores revenue was $7.8 million in the quarter ended September 30, 2006, compared to $4.2 million in the quarter ended September 30, 2005, an increase of $3.6 million or 88%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Food products revenue was $7.6 million in the quarter ended September 30, 2006, compared to $7.0 million in the quarter ended September 30, 2005, an increase of $0.6 million or 10%. This increase was primarily due to increased business with an existing customer in Illinois and new business in Minnesota, partially offset by a decrease in existing customer shipments in Washington as a result of changes in the ocean freight spreads that now favor routing through Gulf ports.
     Railroad equipment and bridge traffic revenue was $6.8 million in the quarter ended September 30, 2006, compared to $6.1 million in the quarter ended September 30, 2005, an increase of $0.7 million or 12%. This increase was primarily due to increased movement of empty coal cars in Arkansas with an existing customer, a short-term diversion of additional haulage over our line by Class I carriers in Canada and an increase in fuel surcharges.
     Minerals revenue was $6.3 million in the quarter ended September 30, 2006, compared to $5.9 million in the quarter ended September 30, 2005, an increase of $0.4 million or 6%. This increase was primarily due to increased business in Alabama with existing customers and an increase in fuel surcharges, partially offset by a decrease in carloads in Arizona as a result of a customer moving to a facility with slower transloading capability.
     Petroleum products revenue was $4.9 million in the quarter ended September 30, 2006, compared to $3.9 million in the quarter ended September 30, 2005, an increase of $1.0 million or 25%. This increase was due to moving cars for a new customer in Arizona, increased carloads in Kansas as a result of strong demand for roofing products and asphalt, the acquisition of the Alcoa Railroad Group and the strengthening of the Canadian dollar.
     Other revenue was $4.4 million in the quarter ended September 30, 2006, compared to $3.7 million in the quarter ended September 30, 2005, an increase of $0.7 million or 19%. This increase was due to an increase in construction and debris haulage in New England as a result of good weather and an increase in moves with an existing customer in Texas.
     Autos revenue was relatively flat at $1.6 million in the quarters ended September 30, 2006 and 2005.
     Intermodal revenue was relatively flat at $0.7 million in the quarters ended September 30, 2006 and 2005. The rate per carload increased as a result of rate increases.
     OPERATING EXPENSES. Operating expenses increased to $103.8 million in the three months ended September 30, 2006, from $92.3 million in the third quarter of 2005. The operating ratio, defined as total operating expenses divided by total operating revenue, was 88.5% in 2006 compared to 87.8% in 2005. The increase in the operating ratio was primarily due to costs associated with our Process Improvement Project, including $1.8 million of consulting expenses in the third quarter of 2006.
     LABOR AND BENEFITS. Labor and benefits expense increased $2.7 million, or 8%, to $34.5 million in the third quarter of 2006 from $31.8 million in the third quarter of 2005 primarily due to the acquisition of the Alcoa Railroad Group and an increase in stock compensation expense recognized in the third quarter of 2006, partially offset by a decrease in headcount as a result of the restructuring in the second quarter of 2006. As a percentage of revenue, labor and benefits decreased to 29.4% in 2006 from 30.3% in 2005 as a result of an increase in revenue.
     EQUIPMENT RENTS. Equipment rent expense increased $1.4 million, or 11%, to $14.2 million in the third quarter of 2006 from $12.8 million in the third quarter of 2005 primarily due to the Alcoa Railroad Group acquisition. The Alcoa Railroad Group, which has a fleet of railcars, incurred $1.0 million of equipment rents, or 17% of their combined revenue. Equipment rents decreased as a percentage of revenue to 12.0% in the third quarter of 2006 from 12.2% in the third quarter of 2005 as a result of improved railcar management and the increase in revenue. Car hire expense, which is a component of equipment rents, declined $0.3 million in the third quarter of 2006 compared to the third quarter of 2005.
     PURCHASED SERVICES. Purchased services expense increased $1.5 million, or 18%, to $9.9 million in the third quarter of 2006 from $8.4 million in the third quarter of 2005 due to consulting fees incurred in connection with our Process Improvement Project and reorganization, an increase in maintenance on railcars and inspections of track and bridges. As a percentage of revenue, purchased services increased to 8.4% in 2006 from 7.9% in 2005 as a result of these factors.
     DIESEL FUEL. Diesel fuel expense increased $3.1 million, or 28%, to $14.4 million in the third quarter of 2006 from $11.3 million in the third quarter of 2005. As a percentage of revenue, diesel fuel increased to 12.3% in 2006 from 10.7% in 2005. Average fuel costs were $2.38 per gallon in 2006 compared to $1.81 per gallon in 2005, resulting in a $3.4 million increase in fuel expense in the third quarter of 2006. This increase was offset by higher fuel surcharge revenue of $3.6 million as noted above.
     CASUALTIES AND INSURANCE. Casualties and insurance expense decreased $0.6 million, or 8%, to $6.6 million in the third quarter of 2006 from $7.2 million in the third quarter of 2005 and, as a percentage of revenue, decreased to 5.7% in 2006, from 6.9% in 2005. The third quarter of 2005 included an accrual of $2.3 million for the styrene tank car incident on the Indiana and Ohio Railroad. In addition, our Federal Railroad Administration, or FRA, reportable train incidents decreased by 7 in the third quarter of 2006 to 10 from 17 in the third quarter of 2005, partially offset by an increase in our FRA personal injury frequency ratio which was 2.34 at September 30, 2006 compared to 1.84 at September 30, 2005. The FRA personal injury frequency ratio is measured as the number of reportable injuries per 200,000 person hours worked.
     MATERIALS. Materials expense remained relatively flat at $2.7 million in the third quarter of 2006 and $2.6 million in the third quarter of 2005. As a percentage of revenue, materials expense decreased to 2.3% in 2006, from 2.4% in 2005, due to the increase in revenue while the absolute amount spent on materials remained relatively flat.
     JOINT FACILITIES. Joint facility costs were relatively flat at $3.4 million in the third quarter of 2006 and $3.1 million in the third quarter of 2005. As a percentage of revenue, joint facility expenses remained flat at 2.9% in 2006 and 2005, due to the increase in revenue.
     OTHER EXPENSES. Other expenses increased $0.9 million to $9.6 million in the third quarter of 2006 from $8.7 million in the third quarter of 2005 primarily due to higher travel costs, including costs associated with higher automotive fuel cost per gallon and increased crew transportation and as a result of the acquisition of the Alcoa Railroad Group. As a percentage of revenue, other expenses decreased to 8.2% in 2006, from 8.3% in 2005.
     ASSET SALES. Asset sales resulted in net gains of $1.0 million in the third quarters of 2006 and 2005.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 8.1% in the third quarter of 2006, from 7.1% in the third quarter of 2005 as a result of capital expenditures incurred in 2005 and 2006, the amortization of the intangible assets associated with the Alcoa Railroad Group acquisition and depreciation on our locomotive fleet. Approximately half of our locomotive fleet is leased under agreements which expire by the end of 2008.
     INTEREST EXPENSE. Interest expense increased $1.9 million to $6.7 million for the three months ended September 30, 2006, from $4.8 million in 2005. This increase was primarily due to the additional debt incurred at the end of the third quarter of 2005 related to the acquisition of the Alcoa Railroad Group and an increase in LIBOR from the third quarter of 2005. Additionally, interest expense of $0.2 million for the quarter ended September 30, 2005, was allocated to discontinued operations.
     OTHER EXPENSE. During the quarter ended September 30, 2005, we incurred a $0.6 million charge to other expense as a result of redeeming the remaining $4.3 million of our senior subordinated notes which resulted in a charge of $0.3 million for the premium paid and $0.3 million for the write-off of deferred loan costs, original issue discount and bank fees related to the remaining senior subordinated notes.

     INCOME TAXES. Our effective income tax rates in the third quarters of 2006 and 2005 for continuing operations were a benefit of 4% and 1%, respectively. The rates for the third quarter of 2006 and 2005 include a federal tax benefit of approximately $3.0 million and $3.9 million, respectively, related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004. We expect our tax rate to be a benefit of 6% for the remainder of 2006 due to the track maintenance credit.
     DISCONTINUED OPERATIONS. On June 30, 2006, we finalized the donation of our E&N Railway to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million, resulting in the recognition of a pre-tax gain of $2.5 million, or $2.4 million net of tax. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented. For the quarter ended September 30, 2005, the E&N Railway contributed income of approximately $0.1 million to income from discontinued operations.
     During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the quarter ended September 30, 2005, the San Luis & Rio Grande Railroad contributed income of approximately $0.1 million to income from discontinued operations.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax during the fourth quarter of 2005. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. As of September 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. The cash proceeds from the sale were used to repay senior debt. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. For the quarter ended September 30, 2005, the Alberta Railroad Properties contributed income of $0.1 million to income from discontinued operations.
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     The following table sets forth the operating revenue and expenses, by functional category, for our consolidated operations for the periods indicated (dollars in thousands):

	For the nine months ended September 30,
	2006		2005

Operating revenue	$348,453	100.0%	$309,604	100.0%

Operating expenses:
Maintenance of way	41,946	12.0%	39,148	12.6%
Maintenance of equipment	13,023	3.7%	11,639	3.8%
Transportation	117,072	33.6%	102,670	33.2%
Equipment rental	38,906	11.2%	35,351	11.4%
Selling, general and administrative	74,187	21.3%	62,545	20.2%
Net gain on sale of assets	(1,957)	-0.6%	(753)	-0.2%
Depreciation and amortization	28,385	8.2%	21,819	7.0%

Total operating expenses	311,562	89.4%	272,419	88.0%

Operating income	$36,891	10.6%	$37,185	12.0%

     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	For the nine months ended September 30,
	2006		2005

Operating revenue	$348,453	100.0%	$309,604	100.0%

Operating expenses:
Labor and benefits	108,106	31.0%	96,897	31.3%
Equipment rents	41,393	11.9%	37,385	12.1%
Purchased services	27,905	8.0%	23,484	7.6%
Diesel fuel	43,158	12.4%	33,020	10.7%
Casualties and insurance	17,275	5.0%	17,405	5.6%
Materials	8,147	2.3%	7,735	2.5%
Joint facilities	9,976	2.8%	9,478	3.0%
Other expenses	29,174	8.4%	25,949	8.4%
Net gain on sale of assets	(1,957)	-0.6%	(753)	-0.2%
Depreciation and amortization	28,385	8.2%	21,819	7.0%

Total operating expenses	311,562	89.4%	272,419	88.0%

Operating income	$36,891	10.6%	$37,185	12.0%

     OPERATING REVENUE. Operating revenue increased by $38.8 million, or 13%, to $348.5 million in the first nine months of 2006, from $309.6 million in the first nine months of 2005. Total carloads increased to 943,913 in 2006, from 933,907 in 2005. Excluding revenue of $18.7 million in 2006 for the acquired railroads, the Alcoa Railroad Group and the Fremont Line, operating revenue increased $20.1 million, or 7%, while carloads decreased by 17,167, or 2%. This increase in “same railroad” revenue is primarily due to an increase in rates, higher fuel surcharges, which increased from $7.6 million in the nine months ended September 30, 2005 to $16.0 million in the nine months ended September 30, 2006, and a strengthening of the Canadian dollar compared to the U.S. dollar.
     The increase in the average rate per carload to $325 in the nine months ended September 30, 2006, from $298 in the comparable period in 2005 was primarily due to rate growth, the higher fuel surcharge and the improvement in the Canadian dollar.
     Non-freight revenue increased by $10.2 million, or 33%, to $41.3 million in the nine months ended September 30, 2006 from $31.0 million in the nine months ended September 30, 2005. This increase is primarily due to the acquisition of the Alcoa Railroad Group.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2006 and 2005:

(dollars in thousands,	For the nine months ended			For the nine months ended
except average rate per carload)	September 30, 2006			September 30, 2005
	Freight		Average rate	Freight		Average rate
	Revenue	Carloads	per carload	Revenue	Carloads	per carload

Lumber & Forest Products	$42,901	92,129	$466	$41,695	96,227	$433
Chemicals	37,084	82,772	448	34,420	84,948	405
Metal	30,789	71,781	429	27,652	73,149	378
Agricultural & Farm Products	27,972	82,156	340	26,373	80,835	326
Coal	26,196	113,416	231	24,719	112,626	219
Food Products	23,215	64,210	362	21,407	64,819	330
Paper Products	22,940	59,655	385	24,452	67,690	361
Metallic/Non-metallic Ores	22,462	67,976	330	12,753	47,471	269
Railroad Equipment/Bridge Traffic	21,231	156,883	135	18,829	152,288	124
Minerals	18,961	44,447	427	16,868	44,223	381
Petroleum Products	14,104	34,391	410	12,543	35,557	353
Other	12,668	43,283	293	10,231	40,403	253
Autos	4,624	16,383	282	4,677	18,342	255
Intermodal	2,053	14,431	142	1,956	15,329	128

Total	$307,200	943,913	$325	$278,575	933,907	$298

     Lumber and forest product revenue was $42.9 million in the nine months ended September 30, 2006, compared to $41.7 million in the nine months ended September 30, 2005, an increase of $1.2 million or 3%. This increase was primarily due to increased moves in Oregon and Washington as a result of a strong demand for lumber during the first three months of 2006, rate increases and additional fuel surcharges, partially offset by a decrease in carloads as a result of a housing market slow down during the second and third quarters of 2006.

     Chemical revenue was $37.1 million in the nine months ended September 30, 2006, compared to $34.4 million in the nine months ended September 30, 2005, an increase of $2.7 million or 8%. This increase was primarily due to new business with a customer in Ohio, additional haulage for an existing customer in Alabama, the acquisition of the Alcoa Railroad Group and rate increases, partially offset by a decrease in business with a customer in Michigan and a decrease in carloads in Canada as a result of a work stoppage at a customer.
     Metal revenue was $30.8 million in the nine months ended September 30, 2006, compared to $27.7 million in the nine months ended September 30, 2005, an increase of $3.1 million or 11%. This increase was due to increased market share of scrap metal shipments in Illinois, additional moves for a customer in North Carolina, contractual rate increases and an increase in fuel surcharges, partially offset by a decrease in pig iron shipments in Ohio and Indiana as a result of customer routing changes during the first six months of 2006, operational inefficiencies at a customer in southern Ontario and a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway during the second quarter of 2006.
     Agricultural and farm products revenue was $28.0 million in the nine months ended September 30, 2006, compared to $26.4 million in the nine months ended September 30, 2005, an increase of $1.6 million or 6%. This increase was primarily due to a strong wheat market in Kansas during the first half of 2006, favorable corn and soybean prices and contractual rate increases, partially offset by a weakening market for grain in Kansas during the third quarter of 2006.
     Coal revenue was $26.2 million in the nine months ended September 30, 2006, compared to $24.7 million in the nine months ended September 30, 2005, an increase of $1.5 million or 6%. This increase was primarily due to increased business with existing and new customers in Indiana and the strengthening of the Canadian dollar.
     Food products revenue was $23.2 million in the nine months ended September 30, 2006, compared to $21.4 million in the nine months ended September 30, 2005, an increase of $1.8 million or 8%. This increase was primarily due to increased business with an existing customer in Canada, increased demand for tomato products, increased shipments of beer in California and rate increases, partially offset by a decrease in existing customer shipments in Washington as a result of changes in the ocean freight spreads that now favor routing through Gulf ports.
     Paper products revenue was $22.9 million in the nine months ended September 30, 2006, compared to $24.5 million in the nine months ended September 30, 2005, a decrease of $1.6 million or 6%. This decrease was the result of a work stoppage at a customer in Nova Scotia, partially offset by increased rates per carload and fuel surcharges. Carloads decreased by 12% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The customer facility in Nova Scotia re-opened in mid-October and production is expected to resume during the fourth quarter of 2006.
     Metallic and non-metallic ores revenue was $22.5 million in the nine months ended September 30, 2006, compared to $12.8 million in the nine months ended September 30, 2005, an increase of $9.7 million or 76%. This increase was primarily due to the acquisition of the Alcoa Railroad Group.
     Railroad equipment and bridge traffic revenue was $21.2 million in the nine months ended September 30, 2006, compared to $18.8 million in the nine months ended September 30, 2005, an increase of $2.4 million or 13%. This increase was primarily due to increased movement of empty coal cars in Arkansas with an existing customer, a short-term diversion of additional haulage over our line by Class I carriers in Canada and an increase in fuel surcharges. Carloads increased 3% as a result of lower Canadian bridge traffic on one of our railroads where payment is based on a combination of trains and carloads. The total number of trains was relatively flat with the prior year, and thus it did not significantly affect our revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     Minerals revenue was $19.0 million in the nine months ended September 30, 2006, compared to $16.9 million in the nine months ended September 30, 2005, an increase of $2.1 million or 12%. This increase was primarily due to an increase in cement moves in the Southwest, increased limestone shipments with existing customers in Alabama and an increase in fuel surcharges, partially offset by a decrease in carloads in Texas as a result of Class I congestion.
     Petroleum products revenue was $14.1 million in the nine months ended September 30, 2006, compared to $12.5 million in the nine months ended September 30, 2005, an increase of $1.6 million or 12%. This increase was due to increased carloads in Kansas as a result of strong demand for roofing products and asphalt, the acquisition of the Alcoa Railroad Group, contractual rate increases and the strengthening of the Canadian dollar, partially offset by a decrease in carloads from a Native Indian blockade which prevented movement of cars on our Southern Ontario Railway during the second quarter of 2006.

     Other revenue was $12.7 million in the nine months ended September 30, 2006, compared to $10.2 million in the nine months ended September 30, 2005, an increase of $2.5 million or 24%. This increase was due to an increase in construction and debris haulage in New England and South Carolina as well as an increase in moves with an existing customer in Texas.
     Autos revenue was relatively flat at $4.6 million in the nine months ended September 30, 2006, compared to $4.7 million in the nine months ended September 30, 2005. The rate per carload increased as a result of rate increases.
     Intermodal revenue was relatively flat at $2.1 million in the nine months ended September 30, 2006, compared to $2.0 million in the nine months ended September 30, 2005. The rate per carload increased as a result of rate increases.
     OPERATING EXPENSES. Operating expenses increased to $311.6 million in the nine months ended September 30, 2006, from $272.4 million in the nine months ended September 30, 2005. The operating ratio, defined as total operating expenses divided by total operating revenue, was 89.4% in 2006 compared to 88.0% in 2005. The increase in the operating ratio was primarily due to $4.8 million of costs associated with our Process Improvement Project, including severance and consulting expenses, and higher fuel prices in the nine months ended September 30, 2006, partially offset by improvements in casualty costs as well as gains on sales of assets.
     LABOR AND BENEFITS. Labor and benefits expense increased $11.2 million, or 12%, to $108.1 million in the nine months ended September 30, 2006 from $96.9 million in the nine months ended September 30, 2005 due to the severance costs associated with our recent restructuring, the acquisition of the Alcoa Railroad Group and an increase in stock compensation expense recognized in the nine months ended September 30, 2006. As a percentage of revenue, labor and benefits decreased to 31.0% in 2006 from 31.3% in 2005, primarily due to increases in revenue.
     EQUIPMENT RENTS. Equipment rent expense increased $4.0 million, or 11%, to $41.4 million in the nine months ended September 30, 2006 from $37.4 million in the nine months ended September 30, 2005 primarily due to the Alcoa Railroad Group acquisition. The Alcoa Railroad Group, which has a fleet of railcars, incurred $3.0 million of equipment rents, or 17.2% of their combined revenue. Equipment rents decreased as a percentage of revenue to 11.9% in the nine months ended September 30, 2006, from 12.1% in the nine months ended September 30, 2005 as a result of improved rail car management. Car hire expense, which is a component of equipment rents, declined $1.3 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     PURCHASED SERVICES. Purchased services expense increased $4.4 million, or 19%, to $27.9 million in the nine months ended September 30, 2006 from $23.5 million in the nine months ended September 30, 2005 due to consulting fees incurred in connection with our Process Improvement Project and reorganization, an increase in maintenance on railcars and inspections of track and bridges. As a percentage of revenue, purchased services increased to 8.0% in 2006 from 7.6% in 2005.
     DIESEL FUEL. Diesel fuel expense increased $10.2 million, or 31%, to $43.2 million in the nine months ended September 30, 2006 from $33.0 million in the nine months ended September 30, 2005. As a percentage of revenue, diesel fuel increased to 12.4% in 2006 from 10.7% in 2005. Average fuel costs were $2.22 per gallon in 2006 compared to $1.68 per gallon in 2005, resulting in a $10.2 million increase in fuel expense in the nine months ended September 30, 2006. This increase was partially offset by higher fuel surcharge revenue of $8.3 million as noted above.
     CASUALTIES AND INSURANCE. Casualties and insurance expense decreased $0.1 million, or 1%, to $17.3 million in the nine months ended September 30, 2006 from $17.4 million in the nine months ended September 30, 2005. As a percentage of revenue, casualties and insurance expense decreased to 5.0% in 2006, from 5.6% in 2005, due to a decrease in FRA reportable train incidents to 47 in the nine months ended September 30, 2006 from 52 in the nine months ended September 30, 2005, partially offset by an increase in our FRA personal injury frequency ratio which was 2.34 at September 30, 2006, compared to 1.84 at September 30, 2005. The FRA personal injury frequency ratio is measured as the number of reportable injuries per 200,000 person hours worked.
     MATERIALS. Materials expense remained relatively flat at $8.1 million in the nine months ended September 30, 2006 and $7.7 million in the nine months ended September 30, 2005. As a percentage of revenue, materials expense decreased to 2.3% in 2006, from 2.5% in 2005, due to the increase in revenue while the absolute amount spent on materials remained relatively flat.
     JOINT FACILITIES. Joint facility costs increased $0.5 million to $10.0 million in the nine months ended September 30, 2006 from $9.5 million in the nine months ended September 30, 2005. As a percentage of revenue, joint facility expenses decreased to 2.8% in 2006, from 3.0% in 2005, due to the increase in revenue.
     OTHER EXPENSES. Other expenses increased $3.2 million to $29.2 million in the nine months ended September 30, 2006 from $25.9 million in the nine months ended September 30, 2005 primarily due to higher travel costs specifically associated with higher automotive fuel cost per gallon, the acquisition of the Alcoa Railroad Group and an increase in training and safety expenses. As a percentage of revenue, other expenses were flat at 8.4% in 2006 and 2005, due to the increase in revenue.

     ASSET SALES. Asset sales resulted in a net gain of $2.0 million and $0.8 million in the nine months ended September 30, 2006 and 2005, respectively.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased as a percentage of revenue to 8.2% in the nine months ended September 30, 2006, from 7.0% in the nine months ended September 30, 2005 as a result of capital expenditures incurred in 2005 and 2006, the amortization of the intangible assets associated with the Alcoa Railroad Group acquisition and depreciation on our locomotive fleet. Approximately half of our locomotive fleet is leased under agreements which expire by the end of 2008.
     INTEREST EXPENSE. Interest expense, including amortization of deferred financing costs, increased $6.5 million to $20.2 million for the nine months ended September 30, 2006, from $13.7 million in the nine months ended September 30, 2005. This increase is primarily due to the additional debt incurred in the third quarter of 2005 related to the acquisition of the Alcoa Railroad Group, an increase in LIBOR from the same period in 2005 and the increase of our interest rate on our senior credit facility by .25% due to our leverage ratio, as defined in our amended and restated credit agreement, exceeding 4.0 during the twelve months ended December 31, 2005. Additionally, interest expense of $0.5 million for the nine months ended September 30, 2005, was allocated to discontinued operations.
     OTHER EXPENSE. During the nine months ended September 30, 2006, we incurred a $0.4 million charge to other expense as a result of the prepayment discount we accepted on the notes issued as part of the sale of our equity interest in Ferronor, a Chilean railroad. We also incurred a $0.1 million charge related to the write-off of deferred loan costs associated with the paydown of our term loan. During the nine months ended September 30, 2005, we incurred a $0.6 million charge to other expense as a result of redeeming the remaining $4.3 million of our senior subordinated notes which resulted in a charge of $0.3 million for the premium paid and $0.3 million for the write-off of deferred loan costs, original issue discount and bank fees related to the remaining senior subordinated notes.
     INCOME TAXES. Our effective income tax rates in the nine months ended September 30, 2006 and 2005 for continuing operations were a benefit of 17% and a provision of 6%, respectively. The rate for the first nine months of 2006 includes a federal tax benefit of approximately $7.7 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a $1.7 million tax benefit as a result of changes in the Canadian tax law. The rate for the first nine months of 2005 includes a federal tax benefit of approximately $8.1 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and a state tax benefit of $0.4 million related to changes in the Ohio tax laws. We expect our tax rate to be a benefit of 6% for the remainder of 2006 due to the track maintenance credit.
     DISCONTINUED OPERATIONS. On June 30, 2006, we finalized the donation of our E&N Railway operations to the Island Corridor Foundation in exchange for $0.9 million in cash and a promissory note of $0.3 million. This transaction resulted in the recognition of a pre-tax gain of $2.5 million, or $2.4 million net of tax, in the gain from sale of discontinued operations during the nine months ended September 30, 2006. The results of operations for the E&N Railway have been reclassified to discontinued operations for the periods presented. For the nine months ended September 30, 2006 and 2005, the E&N Railway contributed income of approximately $0.1 million to income from discontinued operations.
     During December 2005, we completed the sale of our San Luis & Rio Grande Railroad for $5.5 million in cash and a long term note of $1.5 million, resulting in a loss of $0.6 million and $0.1 million, before and after tax, respectively. The results of operations for the San Luis & Rio Grande Railroad have been reclassified to discontinued operations for the periods presented. For the nine months ended September 30, 2005, the San Luis & Rio Grande Railroad contributed income of approximately $0.2 million to income from discontinued operations.
     During the fourth quarter of 2005, we committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. Upon committing to the disposal plan, we determined that the sale would result in a loss on sale of the assets. Accordingly, we recorded an estimated loss on the sale of the properties of $2.5 million before tax and $3.8 million after tax during the fourth quarter ended December 31, 2005. We completed the sale of the Alberta Railroad Properties in January 2006 for $22.6 million in cash. As of September 30, 2006, there was no change to the estimated loss we recorded in the fourth quarter of 2005. The cash proceeds from the sale were used to repay senior debt. The results of operations for the Alberta Railroad Properties have been reclassified to discontinued operations for the periods presented. For the nine months ended September 30, 2006 and 2005, the Alberta Railroad Properties contributed income of $0.1 million and $1.3 million, respectively, to income from discontinued operations, respectively.
     In August 2004, we completed the sale of Freight Australia to Pacific National for AUD $285 million (US $204 million). The U.S. dollar proceeds include approximately $4.3 million as a result of foreign exchange hedges that were entered into during the third quarter of 2004. In addition, the share sale agreement provided for an additional payment to us of AUD $7 million (US $5 million) based on the changes in the net assets of Freight Australia from September 30, 2003 through August 31, 2004, which we received in December 2004, and also provides various representations and warranties by us to the buyer. Potential claims against us for violations of most of the representations and warranties were capped at AUD $50 million (US $39.5 million). No claims were asserted by the buyer. Accordingly, we reduced our reserve for warranty claims by $13.4 million through discontinued operations in the first quarter of 2006. For the nine months ended September 30, 2006, this transaction contributed gains of $8.1 million, net of tax, to the gain from sale of discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. Our principal source of liquidity is cash generated from operations. In addition, we may fund any additional liquidity requirements through borrowings under our $100 million revolving credit facility. Cash flows provided by operations of $42.0 million, less capital expenditures of $50.5 million, resulted in a net outflow of $8.5 million for the nine months ended September 30, 2006, compared to a net outflow of $16.0 million for the nine months ended September 30, 2005. The decrease in net cash outflow is primarily due to more timely collection of outstanding receivables from Class I carriers during the first nine months of 2006 compared to the same period in 2005. Due to the capital intensive nature of our business, we believe this is an important cash flow measure.
     Our long-term business strategy includes the selective acquisition and disposition of transportation-related businesses. Accordingly, we may require additional equity and/or debt capital in order to consummate acquisitions or undertake major business development activities. It is impossible to predict the amount of capital that may be required for such acquisitions or business development activities, and whether sufficient financing for such activities will be available on terms acceptable to us, if at all.
Operating Activities
     Cash provided by operating activities was $42.0 million for the nine months ended September 30, 2006, compared to $29.3 million for the nine months ended September 30, 2005. The increase in cash flows from operating activities was primarily due to a decrease in trade accounts receivable, resulting from more timely collection of outstanding receivables from Class I carriers during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Total cash provided by operating activities for the nine months ended September 30, 2006, consists of net income of $29.7 million, $30.5 million in depreciation and amortization and $2.2 million in non-cash equity compensation costs, partially offset by $17.6 million in net asset sale gains, $2.4 million of net decreases in working capital accounts and $0.4 million in deferred income taxes and other. Total cash provided by operating activities for the nine months ended September 30, 2005, consists of net income of $23.2 million, $23.4 million in depreciation and amortization and $0.4 million in non-cash equity compensation costs, partially offset by $15.8 million of net decreases in working capital accounts and $1.4 million in deferred income taxes and other.
Investing Activities
     Cash used in investing activities was $18.0 million for the nine months ended September 30, 2006, compared to $115.6 million in the nine months ended September 30, 2005. The decrease was primarily due to the payment of $77.8 million for the Alcoa Railroad Group during the third quarter of 2005, partially offset by cash proceeds of $22.6 million received in the first quarter of 2006 for the sale of the Alberta Railroad Properties. Capital expenditures were $50.5 million in the nine months ended September 30, 2006, compared to $45.4 million in the nine months ended September 30, 2005. Asset sale proceeds were $32.5 million for the nine months ended September 30, 2006, consisting principally of the sale proceeds for the Alberta Railroad Properties, prepayment of the Ferronor notes and the proceeds from the disposition of the E&N Railway. Asset sale proceeds were $7.8 million for the nine months ended September 30, 2005, and included the sale proceeds of $4.1 million for the STB-ordered sale of the La Harpe-Hollis Line to KJRY in the first quarter of 2005.
Financing Activities
     Cash used in financing activities was $29.9 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $75.4 million in the nine months ended September 30, 2005. The change of $105.3 million was primarily due to the borrowing of $75 million on the U.S. term loan tranche of our senior credit facility in 2005 for the purchase of the Alcoa Railroad Group and the paydown of our senior term debt during the first quarter of 2006 upon the receipt of the cash proceeds from the sale of the Alberta Railroad Properties. Cash proceeds from the exercise of options and warrants in the nine months ended September 30, 2006 and 2005, were $2.3 million and $7.2 million, respectively.
Working Capital
     As of September 30, 2006, we had a working capital deficit of $1.8 million, including cash on hand of $8.6 million, and $100.0 million of availability under our revolving credit facility, compared to a working capital deficit of $15.1 million, cash on hand of $14.3 million and $95.0 million of availability under our revolving credit facility at December 31, 2005. The working capital improvement at September 30, 2006, compared to December 31, 2005, is primarily due to a reduction of current payables as a result of the expiration of the warranty reserve on the sale of Freight Australia. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
Long-term Debt
     On September 29, 2004, we entered into an amended and restated $450 million senior credit facility. The facility consists of a $350 million term loan facility with a $313 million U.S. tranche and a $37 million Canadian tranche and a $100 million revolving loan facility with a $90 million U.S. dollar tranche and a $10 million Canadian dollar tranche. The term loans mature on September 30, 2011 and require 1% annual principal amortization. The revolving loans mature on September 30, 2010. In connection with the amended and restated credit agreement, we incurred a $7.7 million write-off of deferred loan costs related to the original senior credit facility in 2004. On September 30, 2005, we entered into Amendment No. 1 of our amended and restated credit agreement in connection with the acquisition of the Alcoa Railroad Group. This amendment added $75 million to the existing $313 million U.S. tranche of the term loan facility. The additional $75 million matures and amortizes on the same schedule as the rest of the term loan facility. We may incur additional indebtedness under the credit facility consisting of up to $25 million aggregate principal amount of additional term loans to fund acquisitions, subject to the satisfaction of conditions set forth in the amended and restated credit agreement, including the consent of the administrative agent and lead arranger and compliance with all financial covenants set forth in the agreement on a pro forma basis on the date of the additional borrowing. As of September 30, 2006, we had no balances outstanding under the revolving loan portions of the credit facility.
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

(b)	the average rate for 30 day Canadian dollar bankers’ acceptances plus 1.0% per annum, plus, in each case, a specified margin determined based on our leverage ratio, which margin was 1.25% for term loans and 1.00% for revolving loans at September 30, 2006, or

•	the reserve-adjusted LIBOR plus a specified margin determined based on our leverage ratio, which margin was 2.00% for term loans and 1.75% for revolving loans at September 30, 2006.
     The interest rate for both the term loans and revolvers increased at the end of the third quarter of 2005 by 0.25% due to our leverage ratio (which is the ratio of our total debt to our EBITDA, as these terms are defined in our amended and restated credit agreement) exceeding 4.0 during the twelve months ended September 30, 2005. Effective May 10, 2006, as a result of our March 31, 2006 leverage ratio decreasing to 3.80, our margin rate reduced by 0.25%. Our leverage ratio at September 30, 2006 was 3.91. Our covenants require us to maintain a leverage ratio below 4.75. We anticipate that our leverage ratio will remain below 4.0 for the next twelve months.
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
     In addition, the amended and restated senior credit facility contains financial covenants that require us to meet a number of financial ratios and tests. Our ability to meet these ratios and tests and to comply with other provisions of the amended and restated senior credit facility can be affected by events beyond our control. Failure to comply with the obligations in the amended and restated senior credit facility could result in an event of default, which, if not cured or waived, could permit acceleration of the term loans and revolving loans or other indebtedness which could have a material adverse effect on us. We were in compliance with each of these covenants as of September 30, 2006, and anticipate being in compliance with our covenants during the next twelve months.
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
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. The fair value of this swap was a net receivable of $1.3 million at September 30, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. The fair value of this cap was a net receivable of $0.1 million at September 30, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. The fair value of these swaps was a net receivable of $2.0 million at September 30, 2006.
     All of these interest rate swaps and caps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. More information related to these cash flow hedges can be found in this report under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which amends SFAS No. 123, “Accounting for Stock-based Compensation,” to require companies to recognize, in their financial statements, the cost of employee services received in exchange for equity instruments issued, and liabilities incurred, to employees in share-based payment transactions, such as employee stock options and similar awards. On April 14, 2005, the Securities and Exchange Commission delayed the effective date to annual periods, rather than interim periods, beginning after June 15, 2005. Our results for the three and nine months ended September 30, 2006, reflect the adoption of the prospective method of accounting for stock-based compensation under this Statement.
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position, if that position more likely than not would be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in our balance sheet. This portion of the new guidance is effective for us on December 31, 2006. Additionally, the pronouncement eliminates the option for an entity to use a measurement date prior to its fiscal year-end effective December 31, 2008. Management does not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position, or FSP, AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. Management expects that the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
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
     Our actual results may differ materially from those contemplated in these statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     INTEREST RATES. Our interest rate risk results from issuing variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2007. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was a net receivable of $1.3 million at September 30, 2006.
     On December 8, 2004, we entered into an interest rate cap for a notional amount of $50 million with an effective date of November 25, 2005, expiring on November 24, 2006. Under the terms of this cap, the 90 day LIBOR component of our interest rate can fluctuate up to 4.00%. The cap qualifies, is designated and is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this cap was a net receivable of $0.1 million at September 30, 2006.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we are required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. The swaps qualify, are designated and are accounted for as cash flow hedges under SFAS No. 133. The fair value of these swaps was a net receivable of $2.0 million at September 30, 2006.
     DIESEL FUEL. Diesel fuel represents a significant variable expense in our operations. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 12% of total revenue during the three and nine months ended September 30, 2006. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we maintain a program to hedge against fluctuations in the price of our diesel fuel purchases. Each one-cent change in the price of fuel would result in approximately a $0.3 million change in fuel expense on an annual basis. Our fuel-hedging program includes the use of derivatives that we account for as cash flow hedges. As of September 30, 2006, we entered into fuel hedge agreements for 1,025,000 gallons per month for the remainder of 2006 (approximately 45% of consumption) at an average rate of $2.11 per gallon, including transportation and distribution costs. We have also entered into fuel hedges for an average of 266,666 gallons per month for 2007 (approximately 12% of consumption) at an average rate of $2.17 per gallon, including transportation and distribution costs. The fair value of these hedges was a net payable of $0.6 million at September 30, 2006.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the three months ended September 30, 2006, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended September 30, 2006, the Company accepted 3,002 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1 through July 31, 2006	42	$10.28	—	—
August 1 through August 31, 2006	2,945	9.91	—	—
September 1 through September 30, 2006	15	10.17	—	—

Total	3,002	$9.92	—	—

ITEM 6. EXHIBITS
Exhibits

3.1	Amended and Restated Certificate of Incorporation of RailAmerica, Inc. as amended (1)

3.2	By-laws of RailAmerica, Inc. as amended and restated (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of RailAmerica, Inc. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-QSB for the quarter ended September 30, 1995, filed with the Securities and Exchange Commission on November 12, 1995.

(2)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 8, 2003.

(3)	Incorporated by reference to the same exhibit number filed as part of RailAmerica, Inc.’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: November 8, 2006	By:	/s/ Michael J. Howe
Michael J. Howe, Executive Vice President,
Chief Financial Officer and Treasurer (on behalf of registrant and as Principal Financial Officer)