Form 10-Q
period 2009-09-30
RAILAMERICA INC /DE
filed 2009-11-13
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-32579

RAILAMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
7411 Fullerton Street, Suite 300, Jacksonville, Florida 32256
(Address of principal executive offices) (Zip code)
(800) 342-1131

(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 12, 2009 there were 54,345,502 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,208	$26,951
Accounts and notes receivable, net of allowance of $4,301 and $3,338, respectively	75,473	76,384
Other current assets	17,713	18,480
Current deferred tax assets	5,854	5,854

Total current assets	161,248	127,669
Property, plant and equipment, net	956,554	953,604
Intangible assets	176,353	172,859
Goodwill	200,635	199,754
Other assets	22,105	16,561

Total assets	$1,516,895	$1,470,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$695	$899
Accounts payable	56,219	56,058
Accrued expenses	49,541	51,349

Total current liabilities	106,455	108,306
Long-term debt, less current maturities	3,208	628,681
Senior secured notes	710,550	—
Deferred income taxes	157,993	144,748
Other liabilities	33,133	117,192

Total liabilities	1,011,339	998,927

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 46,800,000 shares authorized; 43,720,263 shares issued and outstanding at September 30, 2009; and 43,531,272 shares issued and outstanding at December 31, 2008	437	435
Additional paid in capital and other	470,510	470,578
Retained earnings	53,254	50,029
Accumulated other comprehensive loss	(18,645)	(49,522)

Total stockholders’ equity	505,556	471,520

Total liabilities and stockholders’ equity	$1,516,895	$1,470,447

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Operating revenue	$110,137	$133,400	$316,620	$388,640
Operating expenses:
Transportation	47,524	70,364	138,974	214,728
Selling, general and administrative	26,799	27,085	74,943	77,190
Net loss (gain) on sale of assets	(159)	(434)	855	(532)
Impairment of assets	—	1,731	—	1,731
Depreciation and amortization	10,365	9,959	30,931	29,558

Total operating expenses	84,529	108,705	245,703	322,675

Operating income	25,608	24,695	70,917	65,965
Interest expense, including amortization costs (including amortization of swap termination costs of $9,054, $0, $10,026 and $0, respectively)	(27,507)	(17,288)	(62,770)	(41,622)
Other income (loss)	24	(2,170)	(1,396)	(3,510)

Income (loss) from continuing operations before income taxes	(1,875)	5,237	6,751	20,833
Provision for (benefit from) income taxes	(5,378)	3,203	(3,028)	13,728

Income from continuing operations	3,503	2,034	9,779	7,105
Discontinued operations:
Gain (loss) on disposal of discontinued business (net of income taxes (benefit) of $(11), $60, $311, and $213, respectively)	(20)	842	12,931	545

Net income	$3,483	$2,876	$22,710	$7,650

Dividends declared and paid per common share	$—	$—	$0.46	$—
Basic earnings (loss) per common share:
Continuing operations	$0.08	$0.05	$0.23	$0.16
Discontinued operations	0.00	0.02	0.30	0.02

Net Income	$0.08	$0.07	$0.53	$0.18
Diluted earnings (loss) per common share:
Continuing operations	$0.08	$0.05	$0.23	$0.16
Discontinued operations	0.00	0.02	0.30	0.02

Net Income	$0.08	$0.07	$0.53	$0.18
Weighted Average common shares outstanding:
Basic	43,721	43,565	43,688	43,413
Diluted	43,721	43,565	43,688	43,413
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,710	$7,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	39,858	35,108
Amortization of swap termination costs	10,026	—
Net (gain) loss on sale or disposal of properties	(12,448)	868
Foreign exchange (gain) loss on debt	(1,160)	2,762
Swap termination costs	(55,750)	—
Write-off of deferred financing costs	2,593	—
Equity compensation costs	3,146	2,418
Deferred income taxes	(5,340)	13,515
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	1,906	10,378
Other current assets	1,315	2,017
Accounts payable	(544)	(3,801)
Accrued expenses	(1,841)	4,904
Other assets and liabilities	657	898

Net cash provided by operating activities	5,128	76,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(34,451)	(47,546)
Proceeds from sale of assets	20,071	14,427
Deferred acquisition/disposition costs and other	(355)	—

Net cash used in investing activities	(14,735)	(33,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	709,830	—
Principal payments on long-term debt	(625,677)	(6,877)
Dividends paid to common stockholders	(19,485)	—
Sale of common stock	—	635
Deferred financing costs paid	(20,018)	(16,657)

Net cash provided by (used in) financing activities	44,650	(22,899)

Effect of exchange rates on cash	214	(301)

Net (decrease) increase in cash	35,257	20,398
Cash, beginning of period	26,951	15,387

Cash, end of period	$62,208	$35,785

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
          The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2009 and 2008, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008, but does not include all disclosures required by U.S. GAAP. In addition, in preparing the consolidated financial statements, management has reviewed and considered all significant events occurring subsequent to September 30, 2009 and up until November 13, 2009, the date of the issuance of the consolidated financial statements.
     Organization
          RailAmerica is one of the largest owners and operators of short line and regional freight railroads in North America, measured in terms of total track miles, operating a portfolio of 40 individual railroads with approximately 7,500 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
               In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
               Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10-65-1(a), requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, including cash equivalents, and long-term debt. (See Note 7, Fair Value Measurements.)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. EARNINGS PER SHARE
          For the three and nine months ended September 30, 2009 and 2008, basic and diluted earnings per share is calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
          The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from continuing operations (basic and diluted)	$3,503	$2,034	$9,779	$7,105
Compensation expense recorded for dividends paid to unvested restricted shares, net of tax	—	—	307	—

Income from continuing operations available to common stockholders (basic and diluted)	$3,503	$2,034	$10,086	$7,105

Weighted average shares outstanding (basic and diluted)	43,721	43,565	43,688	43,413
4. STOCK-BASED COMPENSATION
          The Company has the ability to issue restricted shares under its incentive compensation plan. Restricted shares granted to employees are scheduled to vest over three to five year periods. The grant date fair values of the restricted shares are based upon the fair market value of the Company at the time of grant. The Company has engaged an unrelated valuation specialist to perform a fair value analysis of the Company at the end of each quarter.
          Stock-based compensation expense related to restricted stock grants for the three and nine months ended September 30, 2009 was $1.2 million and $3.1 million, respectively. Stock-based compensation expense related to restricted stock grants for the three and nine months ended September 30, 2008 was $0.7 million and $2.4 million, respectively. Due to certain repurchase provisions which are at the grant date fair value in the equity award agreements entered into with employees, the granted restricted shares are accounted for as liabilities, rather than equity. As a result, the share based compensation expense incurred has been presented in other liabilities. As of September 30, 2009 and December 31, 2008, other liabilities included $5.1 million and $2.6 million, respectively, of share based compensation.
          A summary of the status of restricted shares as of December 31, 2008 and September 30, 2009, and the changes during the periods then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at December 31, 2008	1,100,961	$12.20

Granted	256,176	$15.47
Vested	(187,587)	$12.15
Cancelled	(19,917)	$12.43

Balance at September 30, 2009	1,149,633	$12.87

5. DISCONTINUED OPERATIONS
          During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. During the three and nine months ended September 30, 2008, the Company settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million, after income taxes, through the gain on sale of discontinued operations. In the three months ended September 30, 2009, the Company recorded an adjustment of $(0.03) million, or $(0.02) million, after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities. In the nine months ended September 30, 2009, the Company recorded an adjustment of $0.2 million, or $0.2 million, after tax, as a gain on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). During the three and nine months ended September 30, 2008, the Company incurred additional consulting costs associated with the sale of Freight Australia of $0.6 million and $1.0 million, or $0.4 million and $0.7 million, after tax, related to the Australian Taxation Office (“ATO”) audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company has removed the previously recorded tax reserves as of September 30, 2009, resulting in a benefit to the continuing operations tax provision of $2.5 million related to the accrual of interest subsequent to the Company’s acquisition, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced its accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million, after tax.
6. LONG-TERM DEBT
     $740 Million 9.25% Senior Secured Notes
          On June 23, 2009, RailAmerica, Inc., (“Issuer”) sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees. The notes are secured by first-priority liens on substantially all of Issuer’s and the guarantors’ assets. The guarantors are defined essentially as our existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility and pay fees and expenses related to the offering and for general corporate purposes.
          The Issuer may redeem up to 10% of the aggregate principal amount of the notes issued during any 12-month period commencing on the issue date at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. The Issuer may also redeem some or all of the notes at any time before July 1, 2013, at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium. In addition, prior to July 1, 2012, the Issuer may redeem up to 35% of the notes at a redemption price of 109.25% of their principal amount thereof plus accrued and unpaid interest, if any, with the proceeds from an equity offering. Subsequent to July 1, 2013, the Issuer may redeem the notes at 104.625% of their principal amount. The premium then reduces to 102.313% commencing on July 1, 2014 and then 100% on July 1, 2015 and thereafter. On October 16, 2009, the Company provided a notice of redemption to the indenture trustee and holders of the notes to redeem $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date, November 16, 2009.
          On November 2, 2009, the Company commenced an Exchange Offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The Exchange Offer will expire on December 2, 2009.
     $40 Million ABL Facility
          In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility” or “Facility”). The Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL Collateral. ABL Collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of September 30, 2009, there was approximately $23 million of undrawn availability, taking into account borrowing base limitations.
          The Facility and indenture governing the senior secured notes contain various covenants and restrictions that will limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes. As of September 30, 2009, the Company had no outstanding balance under the Facility.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     $650 Million Bridge Credit Facility
          As part of the merger transaction in which the Company was acquired by certain private equity funds managed by affiliates of Fortress Investment Group LLC (Fortress), the Company terminated the commitments under its former Amended and Restated Credit Agreement and repaid all outstanding loans and other obligations in full under this agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, the Company entered into a $650 million bridge credit facility agreement. The facility consisted of a $587 million U.S. dollar term loan commitment and a $38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a $20 million U.S. dollar tranche and a $5 million Canadian dollar tranche. The Company entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at its option. Under the amended bridge credit facility agreement, the term loans and revolving loans carried an interest rate of LIBOR plus 4.0%. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%. The outstanding borrowings under this facility were classified as non-current as of December 31, 2008, as the Company had the intent and ability to exercise its option to extend the maturity to August 15, 2010. The $25 million revolving loan facility was available for immediate borrowing if necessary.
          In November 2008, the Company entered into Amendment No. 1 to the amended bridge credit facility agreement which permitted the Company to enter into employee and office space sharing agreements with affiliates and included a technical amendment to the definitions of interest coverage ratio and interest expense.
          The U.S. and Canadian dollar term loans and the U.S. and Canadian dollar revolvers were collateralized by the assets of and guaranteed by the Company and most of its U.S. and Canadian subsidiaries. The loans were provided by a syndicate of banks with Citigroup Global Markets, Inc. and Morgan Stanley Senior Funding, Inc., as co-lead arrangers, Citicorp North America, Inc., as administrative agent and collateral agent and Morgan Stanley Senior Funding, Inc. as syndication agent.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
          Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, such as cash equivalents, and long-term debt. Also, the Fair Value Measurements and Disclosures Topic, ASC 820, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.
          The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s Senior Secured Notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.

•	Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 8 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of September 30, 2009.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$62,208	$62,208
9.25% Senior secured notes	$710,550	$769,600
8. DERIVATIVE FINANCIAL INSTRUMENTS
          The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure required by ASC 815 is presented below.
          The Company may use derivatives to hedge against increases in interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.
          For derivative instruments in an asset position, the Company analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. The Company monitors its hedging positions and the credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.
          On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at September 30, 2009. Interest expense of $0.7 million and $1.2 million was recognized during the three and nine months ended September 30, 2008 for the portion of the hedge deemed ineffective, respectively. Interest expense of $0.3 million was recognized during the nine months ended September 30, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). As of September 30, 2009, accumulated other comprehensive loss included $31.1 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $23.4 million, or $14.5 million, net of tax.
          On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period from November 25, 2005 through November 24, 2008. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2008 or September 30, 2009. Interest expense of $0.2 million and $0.5 million was recognized during the three and nine months ended September 30, 2008 for the portion of the hedge deemed ineffective, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          For the nine months ended September 30, 2009, the amount of loss recognized in the consolidated statement of operations is as follows (in thousands):

The Effect of Derivative Instruments on Statement of Operations
Amount of Gain
or (Loss)
Recognized in
	Accumulated	Location of Gain	Amount of Gain		Amount of Gain
	Other	(Loss)	(Loss)	Location of Gain	(Loss)
	Comprehensive	Reclassified from	Reclassified from	(Loss) Recognized	Recognized in
	Income (AOCI)	AOCI into	AOCI into	in Income on	Income on
Derivatives in SFAS 133	on Derivative	Income	Income	Derivative	Derivative
Cash Flow Hedging	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
Relationships	Portion)	Portion)	Portion)	Portion)	Portion)
Interest Rate Swap	$5,322	Interest Expense	$(7,270)	Interest Expense	$(278)
9. COMMON STOCK TRANSACTIONS
          As part of the equity award plans adopted after the acquisition, the Company allows certain members of management to purchase shares of common stock of the Company. During the nine months ended September 30, 2008, certain members of management purchased an aggregate of 44,460 shares of common stock. Due to certain repurchase provisions in the purchase agreements, cash of $0.6 million that was received for the purchase of shares during the nine months ended September 30, 2008 has been classified as a liability. During the three and nine months ended September 30, 2009, the Company accepted 837 and 47,268 shares in lieu of cash payments, respectively, by employees for payroll tax withholdings relating to stock based compensation. During the three and nine months ended September 30, 2008, the Company accepted 3,249 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
          In June 2009, the Company declared and paid a cash dividend in the amount of $20.0 million to its common shareholders. Approximately $0.5 million of the cash dividend was paid to holders of unvested restricted shares. This amount was accounted for as compensation expense and presented as a reduction of cash flow from operations.
          Effective September 22, 2009, the Board of Directors approved a stock split of 90 to 1 and increased the total authorized shares to 500,000,000, consisting of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. All share and per share amounts have been adjusted to reflect the stock split.
10. TRACK MAINTENANCE AGREEMENT
          In the first quarter of 2009, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in maintenance expenditures is reflected in the Transportation functional category in the consolidated results of operations. For the three and nine months ended September 30, 2009, the Shipper paid for $4.6 million and $13.1 million of maintenance expenditures, respectively, and $5.2 million of capital expenditures during the three months ended September 30, 2009.
11. INCOME TAX PROVISION
          The effective income tax rates for the three months ended September 30, 2009 and 2008 for continuing operations were a benefit of 286.9% and a provision of 61.2%, respectively. The effective tax rate for the three months ended September 30, 2009 included the favorable impact ($1.7 million) of converting certain operating subsidiaries to single member limited liability companies effective September 30, 2009. In addition, the adjustment of the Company’s deferred tax balances resulting from a change in estimate of the Company’s apportioned state tax rates had a favorable impact ($1.2 million, or $0.03 per common share) on the effective tax rate. Other factors benefiting the effective tax rate included the reduction of certain tax reserves ($0.7 million) due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid state taxes from filed refund claims ($0.3 million net of federal tax effects). The Company’s overall effective tax rate for the three months ended September 30, 2008 was adversely impacted by significant non-operational losses with minimal state tax benefit, accruals for additional interest for previously reported tax contingencies ($0.5 million) and the Canadian tax rate differential for foreign exchange loss ($0.3 million). The rate for the three months ended September 30, 2009, did not include a federal tax benefit related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008 due to the execution of the

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Track Maintenance Agreement in 2009 as discussed in Note 10. The rate for the three months ended September 30, 2008, did not include a federal tax benefit related to the track maintenance credit provisions as the Tax Extenders and AMT Relief Act of 2008 was not enacted until the fourth quarter of 2008.
          The effective income tax rates for the nine months ended September 30, 2009 and 2008 for continuing operations were a benefit of 44.8% and a provision of 65.9%, respectively. The Company’s overall effective tax rate for the nine months ended September 30, 2009 was favorably impacted by the resolution of the Australian tax audit ($2.5 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.7 million) and the adjustment of the Company’s deferred tax balances resulting from a change in estimate of the Company’s apportioned state rates ($1.2 million, or $0.03 per common share). Other factors benefiting the effective tax rate included the reduction of certain tax reserves ($0.7 million) due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid state taxes from filed refund claims ($0.3 million net of federal tax effects). The Company’s overall effective tax rate for the nine months ended September 30, 2008 was adversely impacted by the significant non-operational losses with minimal state tax benefit, the tax effects for repatriated Canadian earnings ($1.4 million), an accrual for uncertain tax positions ($1.6 million), and the revaluation of deferred taxes for changes in estimated state apportionment factors ($1.5 million). The rate for the nine months ended September 30, 2009, did not include a federal tax benefit related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008 due to the execution of the Track Maintenance Agreement in 2009 as discussed above. The rate for the nine months ended September 30, 2008, did not include a federal tax benefit related to the track maintenance credit provisions as the Tax Extenders and AMT Relief Act of 2008 was not enacted until the fourth quarter of 2008.
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$29,995

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	240
Reductions for tax positions of prior years	—
Settlements with taxing authorities	(20,993)
Lapse of statute of limitations	(726)

Balance at September 30, 2009	$8,516

12. COMPREHENSIVE INCOME
          Other comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of September 30, 2009, accumulated other comprehensive loss consisted of $31.2 million of unrealized losses, net of tax, related to hedging transactions, $1.2 million of unrealized actuarial gains, net of tax, associated with pension benefits and $11.3 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$3,483	$2,876	$22,710	$7,650
Other comprehensive income
Unrealized gain (loss) on derivatives designated as hedges, net of taxes of $0, $(1,534), $3,262 and $(308)	—	(2,504)	5,322	(504)
Amortization of terminated swap costs, net of taxes of $3,440 and $3,809	5,614	—	6,217	—
Change in cumulative translation adjustments	13,424	(5,867)	19,338	(2,319)

Total comprehensive income (loss)	$22,521	$(5,495)	$53,587	$4,827

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. PENSION DISCLOSURES
          Components of the net periodic pension and benefit cost for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Pension Benefits		Pension Benefits
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$41	$84	$133	$254
Interest cost	145	149	409	456
Expected return on plan assets	(101)	(120)	(288)	(370)
Amortization of net actuarial loss	11	35	30	110
Amortization of prior service costs	5	6	15	18

Net cost recognized	$101	$154	$299	$468

	Health and Welfare		Health and Welfare
	Benefits		Benefits
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$11	$11	$32	$34
Interest cost	31	32	92	96
Amortization of net actuarial gain	(18)	(15)	(53)	(45)

Net cost recognized	$24	$28	$71	$85

14. COMMITMENTS AND CONTINGENCIES
          In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Settlement costs associated with litigation are included in Transportation expense on the Consolidated Statement of Operations.
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
          The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
          The Company is subject to ongoing tax examinations and governmental assessments in various U.S. and foreign jurisdictions. Specifically, the Australian Taxation Office (“ATO”) initiated an audit, in November 2005, of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale of Freight Australia to Pacific National in August 2004. On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company reversed the recorded tax reserves in the second quarter of 2009 and recorded a benefit to the continuing operations tax provision of $2.5 million and an adjustment to the gain on sale of discontinued operations of $12.3 million.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“I&O Railway”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected businesses as well. All business interruption claims have been resolved. Total payments to-date exceed the self insured retention, so the I&O Railway’s liability for civil matters has likely been exhausted. The incident also triggered inquiries from the Federal Railroad Administration (FRA) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the I&O Railway. Because of the chemical release, the US Environmental Protection Agency (“US EPA”) is investigating whether criminal negligence contributed to the incident, and whether charges should be pressed. A conference with the Company’s attorneys and the US EPA attorneys took place on January 14, 2009, at which time legal theories and evidence were discussed in an effort to influence the EPA’s charging decision. The meeting concluded before the matters were fully discussed and a continuance was scheduled for March 13, 2009. This continuance meeting was delayed by the US EPA attorneys and has not yet been rescheduled. Should this investigation lead to environmental crime charges against the I&O Railway, potential fines upon conviction could range widely and could be material. As of September 30, 2009, the Company has accrued $1.6 million for this incident, which is expected to be paid out within the next year.
15. RELATED PARTY TRANSACTIONS
          The Company entered into four operating lease agreements with Florida East Coast Railway LLC (“FECR”), an entity also owned by investment funds managed by affiliates of Fortress Investment Group LLC, during 2008 and one additional operating lease agreement in 2009. Four of these agreements are one year agreements which relate to the leasing of locomotives between the companies for ordinary business operations. With respect to such agreements, during the three and nine months ended September 30, 2009, on a net basis, the Company paid FECR an aggregate amount of $0.1 million and $0.4 million, respectively, and at September 30, 2009, the Company did not have a payable to FECR. Additionally with respect to such agreements, the Company paid FECR an aggregate amount of $0.03 million and $0.1 million, respectively, during the three and nine months ended September 30, 2008.
          The fifth lease relates to the sub-leasing of office space by FECR to the Company. During the three and nine months ended September 30, 2009, FECR billed the Company $0.2 million and $0.7 million, respectively, under the sub-lease agreement, of which none was payable to FECR at September 30, 2009. Separately from these agreements, the entities had shared management level employees who performed similar functions for both entities. The net impact of these shared services to each entity’s financial results is immaterial for the nine months ended September 30, 2009 and 2008.
16. RESTRUCTURING COSTS
          RailAmerica relocated its corporate headquarters to Jacksonville, Florida during 2008 and as a result, the Company incurred facility closing costs and relocation expenses for this move during the three and nine months ended September 30, 2009 of approximately $0.4 million and $1.0 million, respectively, all classified within selling, general and administrative expenses. During the three and nine months ended September 30, 2008, the Company incurred approximately $2.9 million and $4.2 million, respectively, of facility closing costs and relocation expenses also classified within selling, general and administrative expenses. All cash termination benefits were paid in 2008. As of September 30, 2009, the Company had an accrual of $0.04 million relating to health benefits that extend through 2009 and into 2010 for certain terminated employees. Also, pursuant to Exit or Disposal Cost Obligations Topic, ASC 420, certain relocation costs, which are being paid out over two years or less to relocated employees, cannot be accrued until incurred and thus will continue to be reflected as relocation expense until those costs have been fully settled in cash.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. IMPAIRMENT OF ASSETS
          During the first quarter of 2008 and in conjunction with the relocation of corporate headquarters to Jacksonville, Florida, the Company committed to a plan to dispose of the office building located in Boca Raton, Florida. As a result of the decline in the real estate market in South Florida, and after having received initial offers, the Company did not expect proceeds from this disposal to cover the carrying value of the assets and accordingly, recorded an impairment charge of $1.7 million during the three and nine months ended September 30, 2008. The building was sold in the third quarter of 2008 for $12.1 million, which approximated the carrying value subsequent to the impairment adjustment.
18. SUBSEQUENT EVENT
          On October 16, 2009, the Company completed an initial public offering of 22,000,000 shares of common stock at $15.00 per share. The Company sold 10,500,000 shares of common stock and RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC, sold 11,500,000 shares of common stock. Proceeds to the Company were $147.3 million net of the underwriters’ discount. The Company did not receive any proceeds from the sale of its common stock by RR Acquisition Holding LLC. The Company intends to use the net proceeds from the initial public offering for working capital and other general corporate purposes, including to redeem $74 million aggregate principal amount of its senior secured notes at a price equal to 103% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, as well as potential strategic investments and acquisitions. Immediately after the initial public offering, the Company had 54,346,930 shares of common stock outstanding.
          On October 16, 2009, the Company provided a notice of redemption to the indenture trustee and holders of the senior secured notes to redeem $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date, November 16, 2009.
          On November 2, 2009, the Company commenced an Exchange Offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The Exchange Offer will expire on December 2, 2009.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19. GUARANTOR FINANCIAL STATEMENT INFORMATION
          In June 2009, RailAmerica, Inc. (the “Issuer”), sold in a private offering $740.0 million aggregate principal amount of 9.25% senior secured notes which mature on July 1, 2017. In October 2009, the Company filed with the Securities and Exchange Commission a Form S-4 registration statement to exchange the privately placed notes with registered notes. The Exchange Offer commenced on November 2, 2009 and will expire on December 2, 2009. The terms of the registered notes are substantially identical to those of the privately placed notes. The notes are jointly and severally guaranteed on a senior secured basis by all of the Issuer’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer. All amounts in the following tables are in thousands.
RailAmerica, Inc.
Consolidating Balance Sheet
September 30, 2009

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$51,014	$5,065	$6,129	$—	$62,208
Accounts and notes receivable, net of allowance	2,972	65,824	6,677	—	75,473
Other current assets	296	15,430	1,987	—	17,713
Current deferred tax assets	5,854	—	—	—	5,854

Total current assets	60,136	86,319	14,793	—	161,248

Property, plant and equipment, net	105	874,401	82,048	—	956,554
Intangible Assets	—	103,779	72,574	—	176,353
Goodwill	—	193,353	7,282		200,635
Other assets	18,773	3,349	(17)	—	22,105
Investment in and advances to affiliates	1,170,512	1,184,850	23,009	(2,378,371)	—

Total assets	$1,249,526	$2,446,051	$199,689	$(2,378,371)	$1,516,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$695	$—	$—	$695
Accounts payable	7,637	46,426	2,156	—	56,219
Accrued expenses	23,417	20,502	5,622	—	49,541

Total current liabilities	31,054	67,623	7,778	—	106,455

Long-term debt, less current maturities	—	3,208	—	—	3,208
Senior secured notes	710,550	—	—	—	710,550
Deferred income taxes	(14,912)	155,792	17,113	—	157,993
Other liabilities	17,278	14,192	1,663	—	33,133
Stockholders’ equity:
Common stock	437	1,493	—	(1,493)	437
Additional paid-in capital	470,510	2,215,024	129,954	(2,344,978)	470,510
Retained earnings	53,254	(11,470)	29,747	(18,277)	53,254
Accumulated other comprehensive income (loss)	(18,645)	189	13,434	(13,623)	(18,645)

Total stockholders’ equity	505,556	2,205,236	173,135	(2,378,371)	505,556

Total liabilities and stockholders’ equity	$1,249,526	$2,446,051	$199,689	$(2,378,371)	$1,516,895

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended September 30, 2009

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$39	$95,790	$14,308	$—	$110,137

Operating expenses:
Transportation	(4,522)	46,170	5,876	—	47,524
Selling, general and administrative	7,802	17,173	1,824	—	26,799
Net gain on sale of assets	—	(156)	(3)	—	(159)
Depreciation and amortization	52	9,526	787	—	10,365

Total operating expenses	3,332	72,713	8,484	—	84,529

Operating (loss) income	(3,293)	23,077	5,824	—	25,608
Interest expense	(27,361)	(148)	2	—	(27,507)
Equity in earnings of subsidiaries	24,922	—	—	(24,922)	—
Other income (loss)	4,371	(2,961)	(1,386)	—	24

Income (loss) from continuing operations before income taxes	(1,361)	19,968	4,440	(24,922)	(1,875)
Provision for income taxes	(4,844)	(534)	—	—	(5,378)

Income (loss) from continuing operations	3,483	20,502	4,440	(24,922)	3,503
Gain on disposal of discontinued business (net of tax)	—	—	(20)	—	(20)

Net income (loss)	$3,483	$20,502	$4,420	$(24,922)	$3,483

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the nine months ended September 30, 2009

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$138	$276,350	$40,132	$—	$316,620

Operating expenses:
Transportation	(12,775)	131,621	20,128	—	138,974
Selling, general and administrative	20,893	49,074	4,976	—	74,943
Net gain (loss) on sale of assets	—	892	(37)	—	855
Depreciation and amortization	157	28,552	2,222	—	30,931

Total operating expenses	8,275	210,139	27,289	—	245,703

Operating (loss) income	(8,137)	66,211	12,843	—	70,917
Interest expense	(42,573)	(18,536)	(1,661)	—	(62,770)
Equity in earnings of subsidiaries	47,205	—	—	(47,205)	—
Other income (loss)	12,604	(10,797)	(3,203)	—	(1,396)

Income (loss) from continuing operations before income taxes	9,099	36,878	7,979	(47,205)	6,751
Provision for income taxes	(2,494)	(534)	—	—	(3,028)

Income (loss) from continuing operations	11,593	37,412	7,979	(47,205)	9,779
(Loss) gain on disposal of discontinued business (net of tax)	11,117	1,651	163	—	12,931

Net income (loss)	$22,710	$39,063	$8,142	$(47,205)	$22,710

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2009

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,710	$39,063	$8,142	$(47,205)	$22,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	2,008	34,940	2,910	—	39,858
Equity in earnings of subsidiaries	(47,205)	—	—	47,205	—
Amortization of swap termination costs	10,026	—	—	—	10,026
Net gain on sale or disposal of properties	(11,116)	(992)	(340)	—	(12,448)
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Write-off of deferred financing costs	509	1,875	209	—	2,593
Equity compensation costs	3,146	—	—	—	3,146
Deferred income taxes	(5,651)	232	79	—	(5,340)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,883)	2,870	1,919	—	1,906
Other current assets	(65)	1,434	(54)	—	1,315
Accounts payable	3,827	521	(4,892)	—	(544)
Accrued expenses	14,104	(15,835)	(110)	—	(1,841)
Other assets and liabilities	(168)	565	260	—	657

Net cash provided by (used in) operating activities	(66,508)	64,673	6,963	—	5,128

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(30,587)	(3,864)	—	(34,451)
Proceeds from sale of assets	—	19,761	310	—	20,071
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash used in investing activities	(355)	(10,826)	(3,554)	—	(14,735)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,677)	(38,000)	—	(625,677)
(Disbursements)/receipts on intercompany debt	(444,794)	413,298	31,496	—	—
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(18,878)	(1,140)	—	—	(20,018)

Net cash provided by (used in) financing activities	114,673	(63,519)	(6,504)	—	44,650

Effect of exchange rates on cash	—	—	214	—	214
Net (decrease) increase in cash	47,810	(9,672)	(2,881)	—	35,257
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$51,014	$5,065	$6,129	$—	$62,208

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2008

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3,204	$14,737	$9,010	$—	$26,951
Accounts and notes receivable, net of allowance	89	68,693	7,602	—	76,384
Other current assets	243	16,548	1,689	—	18,480
Current deferred tax assets	5,854	—	—	—	5,854

Total current assets	9,390	99,978	18,301	—	127,669

Property, plant and equipment, net	262	884,819	68,523	—	953,604
Intangible Assets	—	109,376	63,483	—	172,859
Goodwill	—	193,384	6,370		199,754
Other assets	4,531	11,148	882	—	16,561
Investment in and advances to affiliates	647,390	1,725,414	56,842	(2,429,646)	—

Total assets	$661,573	$3,024,119	$214,401	$(2,429,646)	$1,470,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$899	$—	$—	$899
Accounts payable	3,310	45,781	6,967	—	56,058
Accrued expenses	9,214	36,849	5,286	—	51,349

Total current liabilities	12,524	83,529	12,253	—	108,306

Long-term debt, less current maturities	112,000	478,681	38,000	—	628,681
Deferred income taxes	(36,210)	166,120	14,838	—	144,748
Other liabilities	101,739	14,253	1,200	—	117,192
Stockholders’ equity:
Common stock	435	1,493	—	(1,493)	435
Additional paid-in capital	470,578	2,215,023	135,373	(2,350,396)	470,578
Retained earnings	50,029	64,775	21,605	(86,380)	50,029
Accumulated other comprehensive income (loss)	(49,522)	245	(8,868)	8,623	(49,522)

Total stockholders’ equity	471,520	2,281,536	148,110	(2,429,646)	471,520

Total liabilities and stockholders’ equity	$661,573	$3,024,119	$214,401	$(2,429,646)	$1,470,447

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended September 30, 2008

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$57	$115,726	$17,617	$—	$133,400

Operating expenses:
Transportation	—	61,797	8,567	—	70,364
Selling, general and administrative	8,760	16,332	1,993	—	27,085
Net gain (loss) on sale of assets	—	(439)	5	—	(434)
Impairment of assets	—	1,731	—	—	1,731
Depreciation and amortization	52	9,269	638	—	9,959

Total operating expenses	8,812	88,690	11,203	—	108,705

Operating (loss) income	(8,755)	27,036	6,414	—	24,695
Interest expense	(5,990)	(10,478)	(820)	—	(17,288)
Equity in earnings of subsidiaries	17,530	—	—	(17,530)	—
Other income (loss)	3,294	(2,594)	(2,870)	—	(2,170)

Income (loss) from continuing operations before income taxes	6,079	13,964	2,724	(17,530)	5,237
Provision for income taxes	3,203	—	—	—	3,203

Income (loss) from continuing operations	2,876	13,964	2,724	(17,530)	2,034
(Loss) gain on disposal of discontinued business (net of tax)	—	(375)	1,217	—	842

Net income (loss)	$2,876	$13,589	$3,941	$(17,530)	$2,876

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the nine months ended September 30, 2008

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$131	$334,761	$53,748	$—	$388,640

Operating expenses:
Transportation	—	187,658	27,070	—	214,728
Selling, general and administrative	20,188	50,810	6,192	—	77,190
Net gain (loss) on sale of assets	—	(537)	5	—	(532)
Impairment of assets	—	1,731	—	—	1,731
Depreciation and amortization	157	27,456	1,945	—	29,558

Total operating expenses	20,345	267,118	35,212	—	322,675

Operating (loss) income	(20,214)	67,643	18,536	—	65,965
Interest expense	(13,750)	(25,995)	(1,877)	—	(41,622)
Equity in earnings of subsidiaries	45,461	—	—	(45,461)	—
Other income (loss)	9,881	(7,083)	(6,308)	—	(3,510)

Income (loss) from continuing operations before income taxes	21,378	34,565	10,351	(45,461)	20,833
Provision for income taxes	13,728	—	—	—	13,728

Income (loss) from continuing operations	7,650	34,565	10,351	(45,461)	7,105
(Loss) gain on disposal of discontinued business (net of tax)	—	(672)	1,217	—	545

Net income (loss)	$7,650	$33,893	$11,568	$(45,461)	$7,650

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2008

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,650	$33,893	$11,568	$(45,461)	$7,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,982	30,928	2,198	—	35,108
Equity in earnings of subsidiaries	(45,461)	—	—	45,461	—
Net loss (gain) on sale or disposal of properties	—	2,212	(1,344)	—	868
Foreign exchange loss on debt	—	—	2,762	—	2,762
Equity compensation costs	2,418	—	—	—	2,418
Deferred income taxes	13,728	(346)	133	—	13,515
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(112)	9,600	890	—	10,378
Other current assets	1,947	(1,931)	2,001	—	2,017
Accounts payable	3,814	(322)	(7,293)	—	(3,801)
Accrued expenses	1,533	2,753	618	—	4,904
Other assets and liabilities	(584)	672	810	—	898

Net cash provided by (used in) operating activities	(13,085)	77,459	12,343	—	76,717

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(42,654)	(4,892)	—	(47,546)
Proceeds from sale of assets	—	13,563	864	—	14,427

Net cash used in investing activities	—	(29,091)	(4,028)	—	(33,119)

Cash flows from financing activities:
Principal payments on long-term debt	—	(6,877)	—	—	(6,877)
(Disbursements)/receipts on intercompany debt	23,668	(19,076)	(4,592)	—	—
Sale of common stock	635	—	—	—	635
Deferred financing costs paid	(3,093)	(12,197)	(1,367)	—	(16,657)

Net cash provided by (used in) financing activities	21,210	(38,150)	(5,959)	—	(22,899)

Effect of exchange rates on cash	—	—	(301)	—	(301)
Net increase in cash	8,125	10,218	2,055	—	20,398
Cash, beginning of period	8,079	1,264	6,044	—	15,387

Cash, end of period	$16,204	$11,482	$8,099	$—	$35,785

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
      Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission, including our prospectus filed with the Commission on October 13, 2009. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
General
  Our Business
      We believe that we are the largest owner and operator of short line and regional freight railroads in North America, measured in terms of total track-miles, operating a portfolio of 40 individual railroads with approximately 7,500 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services such as railcar storage, demurrage, leases of equipment and real estate leases and use fees.
  Managing Business Performance
      We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.
      Growth in carloads and increases in revenue per carload have a positive effect on freight revenue. Carloads have decreased in 2008 and 2009 due to the global economic slowdown, however, the diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We do not expect carload volumes to recover for the remainder of 2009. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions and expect revenue per carload to remain stable for 2009.
      Non-freight services offered to our rail customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third party railcar repair, and car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing customer relationships and generates additional revenue with minimal capital investment. Management also intends to grow non-freight revenue from users of our land holdings for non-transportation purposes.
      Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses. Each of these costs is included in one of the following functional departments: maintenance of way, maintenance of equipment, transportation, equipment rental and selling, general & administrative.
          Management is focused on improving operating efficiency and lowering costs. Many functions such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized, which enables us to achieve cost efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. A number of cost savings initiatives have been broadly implemented at all of our railroads targeting lower fuel consumption, safer operations, more efficient locomotive utilization and lower costs for third party services, among others.
     Commodity Mix
          Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended September 30, 2009, coal, agricultural products and chemicals accounted for 22%, 15% and 10%, respectively, of our carloads. As a percentage of our freight revenue, which is impacted by several factors, including the length of the haul, agricultural products, chemicals and coal generated 17%, 14% and 11%, respectively, for the three months ended September 30, 2009. For the nine months ended September 30, 2009, coal, agricultural products and chemicals accounted for 22%, 14% and 10%, respectively, of our carloads. As a percentage of our freight revenue, agricultural products, chemicals and coal generated 15%, 14% and 11%, respectively, for the nine months ended September 30, 2009.
     Overview
Three months ended September 30, 2009
          Operating revenue in the three months ended September 30, 2009, was $110.1 million, compared with $133.4 million in the three months ended September 30, 2008. The net decrease in our operating revenue was primarily due to decreased carloads and lower fuel surcharges, partially offset by negotiated rate increases and an increase in our non-freight revenue.
          Freight revenue decreased $27.9 million, or 24.0%, in the three months ended September 30, 2009, compared with the three months ended September 30, 2008, primarily due to a decrease in carloads of 23.0%. Non-freight revenue increased $4.6 million, or 26.2%, in the three months ended September 30, 2009, compared with the three months ended September 30, 2008, primarily due to the restructuring of a Class I contract, and increases in car storage fees and car repair revenue.
          Our operating ratio, defined as total operating expenses divided by total operating revenue, was 76.7% in the three months ended September 30, 2009, compared with an operating ratio of 81.5% in the three months ended September 30, 2008, primarily due to a decrease in diesel fuel prices, reductions in labor expenses, maintenance expenditures for right of way improvements as well as our cost savings initiatives as discussed under “— Results of Operations” and a reduction in car hire expense. Operating expenses were $84.5 million in the three months ended September 30, 2009, compared with $108.7 million in the three months ended September 30, 2008, a decrease of $24.2 million, or 22.2%.
          Net income in the three months ended September 30, 2009, was $3.5 million, compared with $2.9 million in the three months ended September 30, 2008. Income from continuing operations in the three months ended September 30, 2009, was $3.5 million, compared with $2.0 million in the three months ended September 30, 2008. Net income for the three months ended September 30, 2009 included $5.4 million of tax benefits primarily related to the conversion of certain operating subsidiaries to single member limited liability companies effective September 30, 2009 and the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates.
Nine months ended September 30, 2009
          Operating revenue in the nine months ended September 30, 2009, was $316.6 million, compared with $388.6 million in the nine months ended September 30, 2008. The net decrease in our operating revenue was primarily due to decreased carloads and lower fuel surcharges, partially offset by negotiated rate increases and an increase in our non-freight revenue.
          Freight revenue decreased $83.4 million, or 24.5%, in the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, primarily due to a decrease in carloads of 24.7%. Non-freight revenue increased $11.4 million, or 23.9%, in the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, primarily due to increases in car storage fees, real estate rental revenue and demurrage charges.

          Our operating ratio was 77.6% in the nine months ended September 30, 2009, compared with an operating ratio of 83.0% in the nine months ended September 30, 2008, primarily due to a decrease in diesel fuel prices, reductions in labor expenses, maintenance expenditures for right of way improvements as well as our cost savings initiatives as discussed under “— Results of Operations” and a reduction in car hire expense. Operating expenses were $245.7 million in the nine months ended September 30, 2009, compared with $322.7 million in the nine months ended September 30, 2008, a decrease of $77.0 million, or 23.9%.
          Net income in the nine months ended September 30, 2009, was $22.7 million, compared with $7.7 million in the nine months ended September 30, 2008. Income from continuing operations in the nine months ended September 30, 2009, was $9.8 million, compared with $7.1 million in the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 included $3.0 million of tax benefits primarily related to the resolution of the Australian tax audit, conversion of certain operating subsidiaries to single member limited liability companies effective September 30, 2009 and the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates. In addition, net income for the nine months ended September 30, 2009 includes an adjustment to the gain on disposal of discontinued operations of $12.9 million primarily related to the resolution of the Australian tax matter.
          During the nine months ended September 30, 2009, we generated $5.1 million in cash from operating activities, which was net of $55.8 million related to the termination of our interest rate swap. We purchased $34.5 million of property and equipment. We received $20.1 million in cash from the sale of assets.
Results of Operations
     Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
     Operating Revenue
          Operating revenue decreased by $23.3 million, or 17.4%, to $110.1 million in the three months ended September 30, 2009, from $133.4 million in the three months ended September 30, 2008. Total carloads during the three month period ending September 30, 2009 decreased 23.0% to 208,271 in 2009, from 270,509 in the three months ended September 30, 2008. The decrease in operating revenue was primarily due to the decrease in carloads, lower fuel surcharges, which declined $6.4 million from the prior period and the weakening of the Canadian dollar, partially offset by negotiated rate increases.
          The decrease in the average revenue per carload to $423 in the three months ended September 30, 2009, from $428 in the comparable period in 2008 was primarily due to lower fuel surcharge, partially offset by rate and commodity mix.
          Non-freight revenue increased by $4.6 million, or 26.2%, to $22.1 million in the three months ended September 30, 2009 from $17.5 million in the three months ended September 30, 2008, primarily due to the restructuring of a Class I contract on one of our Canadian railroads during 2009 which resulted in the revenue shifting from freight revenue to non-freight revenue and an increase in car storage fees and car repair revenue.
          The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2009 and 2008:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$15,370	31,405	$489	$17,378	37,081	$469
Chemicals	12,112	20,946	578	15,388	26,456	582
Coal	9,381	46,806	200	9,516	44,110	216
Non-Metallic Minerals and Products	8,562	20,081	426	10,020	24,339	412
Pulp, Paper and Allied Products	8,162	16,267	502	11,679	20,917	558
Forest Products	6,748	12,078	559	10,933	18,431	593
Food or Kindred Products	6,061	13,042	465	7,464	14,013	533
Metallic Ores and Metals	6,049	10,382	583	12,542	24,439	513
Waste and Scrap Materials	5,468	14,350	381	7,191	21,609	333
Petroleum	4,648	9,909	469	5,180	10,541	491
Other	3,957	8,958	442	7,373	24,648	299
Motor Vehicles	1,483	4,047	366	1,194	3,925	304

Total	$88,001	208,271	$423	$115,858	270,509	$428

          Freight revenue was $88.0 million in the three months ended September 30, 2009, compared to $115.9 million in the three months ended September 30, 2008, a decrease of $27.9 million or 24.0%. This decrease was primarily due to the net effect of the following:
•	Agricultural products revenue decreased $2.0 million or 12% primarily due to reduced shipments of animal feed into New England and California, poor wheat crops in California and Michigan and a later than normal harvest in the upper Midwest;

•	Chemicals revenue decreased $3.3 million or 21% primarily due to widespread weakness in U.S. manufacturing as a result of the economic downturn;

•	Coal revenue decreased $0.1 million or 1% primarily due to reduced shipments of import coal to a Canadian utility and the weakening of the Canadian dollar, partially offset by growth in Illinois Basin coal and an increase in Powder River Basin coal destined for Midwest utility plants;

•	Non-metallic minerals and products revenue decreased $1.5 million or 15% primarily due to a decrease in construction activity in Texas and reduced demand for minerals used in the paper industry;

•	Pulp, paper and allied products revenue decreased $3.5 million or 30% due to widespread declines in paper production in the Southeast and Canada and the weakening of the Canadian dollar;

•	Forest products revenue decreased $4.2 million or 38% primarily due to volume declines in the Pacific Northwest stemming from the continued downturn in the housing and construction markets;

•	Food or kindred products revenue decreased $1.4 million or 19% primarily due to a decrease in movements of spent grain mash from ethanol plants to animal feed facilities and reduced production of tomato products in California;

•	Metallic ores and metals revenue decreased $6.5 million or 52% primarily due to weak demand for plate, slab and sheet products as well as reduced demand for feed stocks and the temporary closure of a customer facility and a production curtailment at a customer plant, both located in Texas;

•	Waste and scrap materials revenue decreased $1.7 million or 24% primarily due to a decline in municipal solid waste for landfills in the Southeast, reduced demand for scrap metal and reduced construction debris moves in the Northeast;

•	Petroleum revenue decreased $0.5 million or 10% primarily due to a decrease in liquefied petroleum gas, or LPG, production in Canada and California as a result of an overall decrease in LPG demand in Mexico and the U.S.;

•	Other revenue decreased $3.4 million or 46% primarily due to a decrease in bridge traffic (where we provide a pass through connection between one Class I railroad and another railroad without freight originating or terminating on the line) in Canada from the restructuring of a Class I contract during 2009, which resulted in the freight revenue shifting to non-freight revenue, partially offset by an increase in movements for Class I railroads in the Southeast and Northeast; and

•	Motor vehicles revenue increased $0.3 million or 24% primarily due to a new automobile manufacturing facility in the Midwest partially offset by the general weakness in the automobile industry.

Operating Expenses
          The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	Three Months Ended September 30,
	2009		2008
Operating revenue	$110,137	100.0%	$133,400	100.0%
Operating expenses:
Labor and benefits	35,755	32.4%	37,114	27.8%
Equipment rents	8,900	8.1%	10,423	7.8%
Purchased services	7,534	6.8%	10,751	8.1%
Diesel fuel	8,373	7.6%	18,692	14.0%
Casualties and insurance	4,593	4.2%	5,262	3.9%
Materials	2,977	2.7%	2,727	2.0%
Joint facilities	2,497	2.3%	3,291	2.5%
Other expenses	3,694	3.3%	9,189	6.9%
Net gain on sale of assets	(159)	(0.1)%	(434)	(0.3)%
Impairment of assets	—	0.0%	1,731	1.3%
Depreciation and amortization	10,365	9.4%	9,959	7.5%

Total operating expenses	84,529	76.7%	108,705	81.5%

Operating income	$25,608	23.3%	$24,695	18.5%

          The following table sets forth the reconciliation of the functional categories presented in our consolidated statement of operations to the natural categories discussed below. Management utilizes the natural category format of expenses when reviewing and evaluating our performance and believes that it provides a more relevant basis for discussion of the changes in operations (in thousands).

	Three Months Ended September 30,
	2009			2008
			Total			Total
		Selling, general	Operating		Selling, general	Operating
	Transportation	and administrative	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$19,539	$16,216	$35,755	$22,456	$14,658	$37,114
Equipment rents	8,799	101	8,900	10,321	102	10,423
Purchased services	4,299	3,235	7,534	5,920	4,831	10,751
Diesel fuel	8,384	(11)	8,373	18,660	32	18,692
Casualties and insurance	2,957	1,636	4,593	3,339	1,923	5,262
Materials	2,779	198	2,977	2,434	293	2,727
Joint facilities	2,497	—	2,497	3,291	—	3,291
Other expenses	(1,730)	5,424	3,694	3,943	5,246	9,189
Net gain on sale of assets	—	—	(159)	—	—	(434)
Impairment of assets	—	—	—	—	—	1,731
Depreciation and amortization	—	—	10,365	—	—	9,959

Total operating expenses	$47,524	$26,799	$84,529	$70,364	$27,085	$108,705

          Operating expenses decreased to $84.5 million in the three months ended September 30, 2009, from $108.7 million in the three months ended September 30, 2008. The operating ratio was 76.7% in 2009 compared to 81.5% in 2008. The improvement in the operating ratio was primarily due to our continuing cost saving initiatives, which include reductions in labor expenses, maintenance expenditures for right of way improvements in addition to a reduction in car hire expense and a decrease in fuel prices in the three months ended September 30, 2009 as compared to the same period in 2008. During the three months ended September 30, 2009 and 2008, operating expenses also include $0.4 million and $2.9 million, respectively, of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. The costs incurred during the three months ended September 30, 2009 and 2008 are included within labor and benefits ($0.4 million and $2.0 million, respectively), purchased services ($0 million and $0.6 million, respectively) and other expenses ($0 million and $0.3 million, respectively).
          The net decrease in operating expenses was due to the following:
•	Labor and benefits expense decreased $1.4 million, or 4% primarily due to a reduction in labor force as a result of the decline in carload volumes and additional cost savings initiatives implemented by management. Benefits expense decreased as the three months ended September 30, 2008, included accrued termination benefits related to the restructuring and relocation of corporate headquarters;

•	Equipment rents expense decreased $1.5 million, or 15% primarily due to a reduction in car hire expense as a result of the decline in carload volume;

•	Purchased services expense decreased $3.2 million, or 30% primarily due to cost reduction initiatives implemented by management during 2009 and restructuring costs incurred in 2008;

•	Diesel fuel expense decreased $10.3 million, or 55% primarily due to lower average fuel costs of $2.07 per gallon in 2009 compared to $3.74 per gallon in 2008, resulting in a $6.5 million decrease in fuel expense and a favorable consumption variance of $3.7 million;

•	Casualties and insurance expense decreased $0.7 million, or 13% primarily due to a decrease in FRA reportable personal injuries and train accidents to 7 and 11, respectively, in the three months ended September 30, 2009 from 16 and 13, respectively, in the three months ended September 30, 2008;

•	Materials expense increased $0.3 million, or 9% primarily due to an increase in car repair material purchases as a result of an increase in car repair revenue, partially offset by a decrease in locomotive materials as a result of fewer repairs;

•	Joint facilities expense decreased $0.8 million, or 24% primarily due to the decline in carload volume;

•	Other expenses decreased $5.5 million, or 60% primarily due to a reduction in expense as a result of the execution of the Track Maintenance Agreement in 2009 as mentioned previously. For the three months ended September 30, 2009, the Shipper paid for $4.6 million of maintenance expenditures;

•	Asset sales resulted in net gains of $0.2 million and $0.4 million in the three months ended September 30, 2009 and 2008, respectively. The gains on sale of assets in the three months ended September 30, 2009 and 2008 are primarily due to easement sales along our corridor of track;

•	Impairment of assets of $1.7 million in the three months ended September 30, 2008 was related to the former corporate headquarters building located in Boca Raton, Florida; and

•	Depreciation and amortization expense increased as a percentage of operating revenue to 9.4% in the three months ended September 30, 2009, from 7.5% in the three months ended September 30, 2008 due to the capitalization and depreciation of 2008 and 2009 capital projects and the overall decrease in operating revenue.
     Other Income (Expense) Items
          Interest Expense. Interest expense, including amortization of deferred financing costs, increased $10.2 million to $27.5 million for the three months ended September 30, 2009, from $17.3 million in the three months ended September 30, 2008. This increase is primarily due to $9.1 million of swap termination cost amortization. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes. Interest expense includes $10.4 million and $3.6 million of amortization costs for the three months ended September 30, 2009 and 2008, respectively.
          Other Income (Loss). Other income (loss) during the three months ended September 30, 2008, primarily relates to foreign exchange gains or losses associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries under our former bridge credit facility. For the three months ended September 30, 2008, the exchange rates decreased, resulting in a foreign exchange loss of $1.4 million.
          Income Taxes. The effective income tax rates for the three months ended September 30, 2009 and 2008 for continuing operations were a benefit of 286.9% and a provision of 61.2%, respectively. The effective tax rate for the quarter ended September 30, 2009 included the favorable impact ($1.7 million) of the converting certain operating subsidiaries to single member limited liability companies effective September 30, 2009. In addition, the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates had a favorable impact ($1.2 million) to the effective tax rate. Other factors benefiting the effective tax rate included the reduction of certain tax reserves ($0.7 million) due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid state taxes from filed refund claims ($0.3 million net of federal tax effects). Our overall effective tax rate for the quarter ended September 30, 2008 was adversely impacted by the significant non-operational losses with minimal state tax benefit, accruals for additional interest for previously reported tax contingencies ($0.5 million) and the Canadian tax rate differential for foreign exchange loss ($0.3 million). The rate for the three months ended September 30, 2009, did not include a federal tax benefit related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008 due to the execution of the Track Maintenance Agreement in 2009 as discussed above. The rate for the three months ended September 30, 2008, did not include a federal tax benefit related to the track maintenance credit provisions as the Tax Extenders and AMT Relief Act of 2008 was not enacted until the fourth quarter of 2008. For the three months ended September 30, 2009 and 2008 we paid cash taxes of $0.3 million and $1.4 million, respectively.
          Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. During the three months ended September 30, 2008, we settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million, after income taxes, through the gain on sale of discontinued operations. In the three months ended September 30, 2009, the Company recorded an adjustment of $(0.03) million, or $(0.02) million, after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
          In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). During the three months ended September 30, 2008, we incurred additional consulting costs associated with the sale of Freight Australia of $0.6 million, or $0.4 million, after tax, related to the Australian Taxation Office (“ATO”) audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. On May 14, 2009, we received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, we removed the previously recorded tax reserves during the second quarter of 2009.
Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008
     Operating Revenue
          Operating revenue decreased by $72.0 million, or 18.5%, to $316.6 million in the nine months ended September 30, 2009, from $388.6 million in the nine months ended September 30, 2008. Total carloads during the nine month period ending September 30, 2009 decreased 24.7% to 622,574 in 2009, from 827,198 in the nine months ended September 30, 2008. The decrease in operating revenue was primarily due to the decrease in carloads, lower fuel surcharges, which declined $11.0 million from the prior period and the weakening of the Canadian dollar, partially offset by negotiated rate increases.
          The increase in the average revenue per carload to $414 in the nine months ended September 30, 2009, from $412 in the comparable period in 2008 was primarily due to rate growth and commodity mix, partially offset by lower fuel surcharges.
          Non-freight revenue increased by $11.4 million, or 23.9%, to $59.0 million in the nine months ended September 30, 2009 from $47.6 million in the nine months ended September 30, 2008, primarily due to increases in car storage fees, car repair revenue, real estate rental revenue and demurrage charges. In addition, during the nine months ended September 30, 2009, we restructured a Class I contract on one of our Canadian railroads which resulted in the revenue shifting from freight revenue to non-freight revenue.
          The following table compares our freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$39,916	88,484	$451	$46,337	109,069	$425
Chemicals	35,135	60,977	576	46,927	83,365	563
Coal	28,339	136,341	208	29,229	136,530	214
Non-Metallic Minerals and Products	24,620	58,870	418	29,987	74,151	404
Pulp, Paper and Allied Products	24,105	47,177	511	31,877	61,076	522
Forest Products	20,559	36,004	571	30,922	56,468	548
Food or Kindred Products	19,219	39,196	490	19,905	40,763	488
Metallic Ores and Metals	16,854	29,919	563	41,656	77,346	539
Other	15,527	43,179	360	22,188	75,672	293
Waste and Scrap Materials	14,791	39,762	372	22,245	63,281	352
Petroleum	14,388	31,260	460	15,305	33,372	459
Motor Vehicles	4,154	11,405	364	4,416	16,105	274

Total	$257,607	622,574	$414	$340,994	827,198	$412

          Freight revenue was $257.6 million in the nine months ended September 30, 2009, compared to $341.0 million in the nine months ended September 30, 2008, a decrease of $83.4 million or 24.5%. This decrease was primarily due to the net effect of the following:

•	Agricultural products revenue decreased $6.4 million or 14% primarily due to reduced shipments of corn and soybeans in the Midwest and wheat in Kansas as a result of farmers holding grain shipments in anticipation of more favorable grain prices;

•	Chemicals revenue decreased $11.8 million or 25% primarily due to a decline in chemical shipments due to widespread weakness in U.S. manufacturing as a result of the economic downturn and a customer in South Carolina who filed for bankruptcy in 2008;

•	Coal revenue decreased $0.9 million or 3% primarily due to reduced shipments of import coal in Canada and Powder River Basin coal to Midwest power plants and the weakening of the Canadian dollar, partially offset by growth in Illinois Basin coal;

•	Non-metallic minerals and products revenue decreased $5.4 million or 18% primarily due to a decrease in construction activity in Texas and reduced demand for minerals used in the paper industry;

•	Pulp, paper and allied products revenue decreased $7.8 million or 24% due to widespread declines in paper production in the Southeast and Canada and the weakening of the Canadian dollar;

•	Forest products revenue decreased $10.4 million or 34% primarily due to volume declines in the Pacific Northwest stemming from the continued downturn in the housing and construction markets;

•	Food or kindred products revenue decreased $0.7 million or 3% primarily due to reduced movements of spent grain mash from ethanol plants to animal feed facilities and a decrease in production of beet sugar in the Midwest, partially offset by increased shipments of tomato products and beer in California;

•	Metallic ores and metals revenue decreased $24.8 million or 60% primarily due to the temporary closure of a customer facility and a production curtailment at a customer plant, both located in Texas and a decline in carloads resulting from weak demand for plate, slab and sheet products as well as reduced demand for feed stocks;

•	Other revenue decreased $5.1 million or 23% due to wind turbine component moves in Illinois in 2008 that did not recur until the second quarter of 2009, a decrease in bridge traffic (where we provide a pass through connection between one Class I railroad and another railroad without freight originating or terminating on the line) in Canada from the restructuring of a Class I contract during the nine months ended September 30, 2009, which resulted in the freight revenue shifting to non-freight revenue, partially offset by an increase in movements for Class I railroads in the Southeast and Northeast;

•	Waste and scrap materials revenue decreased $7.5 million or 34% primarily due to a decline in municipal solid waste moves for landfills in the Southeast, reduced demand for scrap metal and reduced movements of construction debris in the Northeast;

•	Petroleum revenue decreased $2.4 million or 16% primarily due to a decrease in liquefied petroleum gas, or LPG, production in Canada and California as a result of a decline in demand in Mexico and the U.S.; and

•	Motor vehicles revenue decreased $0.3 million or 6% primarily due to reduced auto shipments in the Midwest, partially offset by movements for a new Midwest production facility that came online in late 2008.

     Operating Expenses
          The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	Nine Months Ended September 30,
	2009		2008
Operating revenue	$316,620	100.0%	$388,640	100.0%
Operating expenses:
Labor and benefits	101,216	32.0%	110,720	28.5%
Equipment rents	27,327	8.6%	34,011	8.7%
Purchased services	23,417	7.4%	28,914	7.4%
Diesel fuel	23,285	7.3%	58,274	15.0%
Casualties and insurance	13,965	4.4%	15,099	3.9%
Materials	8,138	2.6%	7,683	2.0%
Joint facilities	4,822	1.5%	9,963	2.6%
Other expenses	11,747	3.7%	27,254	7.0%
Net loss (gain) on sale of assets	855	0.3%	(532)	(0.1)%
Impairment of assets	—	0.0%	1,731	0.4%
Depreciation and amortization	30,931	9.8%	29,558	7.6%

Total operating expenses	245,703	77.6%	322,675	83.0%

Operating income	$70,917	22.4%	$65,965	17.0%

          The following table sets forth the reconciliation of the functional categories presented in our consolidated statement of operations to the natural categories discussed below. Management utilizes the natural category format of expenses when reviewing and evaluating our performance and believes that it provides a more relevant basis for discussion of the changes in operations (in thousands).

	Nine Months Ended September 30,
	2009			2008
			Total			Total
		Selling, general	Operating		Selling, general	Operating
	Transportation	and administrative	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$57,197	$44,019	$101,216	$67,928	$42,792	$110,720
Equipment rents	27,014	313	27,327	33,675	336	34,011
Purchased services	14,309	9,108	23,417	17,527	11,387	28,914
Diesel fuel	23,292	(7)	23,285	58,242	32	58,274
Casualties and insurance	9,663	4,302	13,965	9,032	6,067	15,099
Materials	7,480	658	8,138	6,835	848	7,683
Joint facilities	4,822	—	4,822	9,963	—	9,963
Other expenses	(4,803)	16,550	11,747	11,526	15,728	27,254
Net loss (gain) on sale of assets	—	—	855	—	—	(532)
Impairment of assets	—	—	—	—	—	1,731
Depreciation and amortization	—	—	30,931	—	—	29,558

Total operating expenses	$138,974	$74,943	$245,703	$214,728	$77,190	$322,675

          Operating expenses decreased to $245.7 million in the nine months ended September 30, 2009, from $322.7 million in the nine months ended September 30, 2008. The operating ratio was 77.6% in 2009 compared to 83.0% in 2008. The improvement in the operating ratio was primarily due to our continuing cost saving initiatives, which include reductions in labor expenses, maintenance expenditures for right of way improvements in addition to a reduction in car hire expense and a decrease in fuel prices in the nine months ended September 30, 2009 as compared to the same period in 2008. During the nine months ended September 30, 2009 and 2008, operating expenses also include $1.0 million and $4.2 million, respectively, of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. The costs incurred during the nine months ended September 30, 2009 and 2008 are included within labor and benefits ($0.8 million and $2.7 million, respectively), purchased services ($0.2 million and $1.2 million, respectively) and other expenses ($0 million and $0.3 million, respectively).
          The net decrease in operating expenses was due to the following:
•	Labor and benefits expense decreased $9.5 million, or 9% primarily due to a reduction in labor force as a result of the decline in carload volumes and additional cost savings initiatives implemented by management. Other benefits expense decreased as the nine months ended September 30, 2008, included accrued termination benefits related to the restructuring and relocation of corporate headquarters. Health insurance costs continued to decrease in early 2009 as a result of a change to our health insurance provider in early 2008 and an increase in employee contributions;

•	Equipment rents expense decreased $6.7 million, or 20% primarily due to a reduction in car hire expense as a result of the decline in carload volume;

•	Purchased services expense decreased $5.5 million, or 19% primarily due to cost reduction initiatives implemented by management during 2009 and costs incurred in connection with the restructuring and relocation of corporate headquarters in 2008;

•	Diesel fuel expense decreased $35.0 million, or 60% primarily due to lower average fuel costs of $1.83 per gallon in 2009 compared to $3.50 per gallon in 2008, resulting in a $20.2 million decrease in fuel expense and a favorable consumption variance of $14.5 million;

•	Casualties and insurance expense decreased $1.1 million, or 8% primarily due to a decrease in FRA reportable personal injury and train accidents to 17 and 24, respectively, in the nine months ended September 30, 2009 from 22 and 39 in the nine months ended September 30, 2008, respectively;

•	Materials expense increased $0.5 million, or 6% primarily due to an increase in car repair material purchases, partially offset by a decrease in locomotive materials as a result of fewer repairs;

•	Joint facilities expense decreased $5.1 million, or 52% primarily due to the decline in carload volume;

•	Other expenses decreased $15.5 million, or 57% primarily due to a reduction in expense as a result of the execution of the Track Maintenance Agreement in 2009 as mentioned previously. For the nine months ended September 30, 2009, the Shipper paid for $13.1 million of maintenance expenditures;

•	Asset sales resulted in net losses (gains) of $0.9 million and $(0.5) million in the nine months ended September 30, 2009 and 2008, respectively. The gain on sale of $0.5 million in the nine months of 2008 is primarily due to easement sales along our corridor of track. During the nine months ended September 30, 2009, we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the STB of $0.4 million, which resulted in a loss on disposition of $1.5 million. We also sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay Line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sale price;

•	Impairment of assets of $1.7 million in the nine months ended September 30, 2008 was related to the former corporate headquarters building located in Boca Raton, Florida; and

•	Depreciation and amortization expense increased as a percentage of operating revenue to 9.8% in the nine months ended September 30, 2009, from 7.6% in the nine months ended September 30, 2008 due to the capitalization and depreciation of 2008 and 2009 capital projects and the overall decrease in operating revenue.
     Other Income (Expense) Items
          Interest Expense. Interest expense, including amortization of deferred financing costs, increased $21.1 million to $62.8 million for the nine months ended September 30, 2009, from $41.6 million in the nine months ended September 30, 2008. This increase is primarily due to an increase in the effective interest rate on our debt beginning in the third quarter of 2008, which includes interest expense on our interest rate swaps and the amortization of deferred financing costs. The interest rate on the bridge credit facility increased to LIBOR plus 4.00% from LIBOR plus 2.25%, effective July 1, 2008 as part of the amendment to extend the maturity of the loan. The amortization of deferred financing costs increased from the prior year as a result of incurring deferred financing costs associated with the 2008 amendment and extension of the bridge credit facility. Interest expense includes $19.0 million and $5.4 million of amortization costs for the nine months ended September 30, 2009 and 2008, respectively. The nine months ended September 30, 2009 amortization costs includes $10.0 million of swap termination cost amortization. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.
          Other Income (Loss). Other income (loss) primarily relates to foreign exchange gains or losses associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries and the write-off of unamortized deferred loan costs associated with our former bridge credit facility. For the nine months ended September 30, 2009, the exchange rates increased, resulting in a foreign exchange gain of $1.2 million, and for the nine months ended September 30, 2008, the exchange rates decreased, resulting in a foreign exchange loss of $2.8 million, respectively. The nine months ended September 30, 2009 includes a $2.6 million loss associated with the write-off of unamortized deferred loan costs.

          Income Taxes. The effective income tax rates for the nine months ended September 30, 2009 and 2008 for continuing operations were a benefit of 44.8% and a provision of 65.9%, respectively. Our overall effective tax rate for the nine months ended September 30, 2009 was favorably impacted by the resolution of the Australian tax audit ($2.5 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.7 million) and the adjustment of our deferred tax balances resulting from a change in estimate of the our apportioned state rates ($1.2 million). Other factors benefiting the effective tax rate included the reduction of certain tax reserves ($0.7 million) due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid state taxes from filed refund claims ($0.3 million net of federal tax effects). Our overall effective tax rate for the nine months ended September 30, 2008 was adversely impacted by the significant non-operational losses with minimal state tax benefit, the tax effects for repatriated Canadian earnings ($1.4 million), an accrual for uncertain tax positions ($1.6 million), and the revaluation of deferred taxes for changes in estimated state apportionment factors ($1.5 million). The rate for the nine months ended September 30, 2009, did not include a federal tax benefit related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008 due to the execution of the Track Maintenance Agreement in 2009 as discussed above. The rate for the nine months ended September 30, 2008, did not include a federal tax benefit related to the track maintenance credit provisions as the Tax Extenders and AMT Relief Act of 2008 was not enacted until the fourth quarter of 2008. For the nine months ended September 30, 2009 and 2008 we paid cash taxes of $2.0 million and $5.4 million, respectively.
          Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. During the nine months ended September 30, 2008, we settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million, after income taxes, through the gain on sale of discontinued operations. In the nine months ended September 30, 2009, we recorded an adjustment of $0.2 million, or $0.2 million, after tax, as a gain on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
          In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). During the nine months ended September 30, 2008, we incurred additional consulting costs associated with sale of Freight Australia of $1.0 million, or $0.7 million, after income taxes, related to the Australian Taxation Office, or ATO, audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. On May 14, 2009, we received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million, after tax.
Liquidity and Capital Resources
          The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2009, there was a net cash inflow from operations of $5.1 million primarily due to cash flow generated by operations being offset by cash payments made for the termination of the interest rate swap and the payment of accrued interest of $55.8 million and $8.7 million, respectively, in conjunction with the repayment of the bridge credit facility in June 2009. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
     Operating Activities
          Cash provided by operating activities was $5.1 million for the nine months ended September 30, 2009, compared to $76.7 million for the nine months ended September 30, 2008. The decrease in cash flows from operating activities was primarily due to the termination of the existing interest rate swap in connection with the repayment of the bridge credit facility in September 2009.
     Investing Activities
          Cash used in investing activities was $14.7 million for the nine months ended September 30, 2009, compared to $33.1 million for the nine months ended September 30, 2008. The decrease was primarily due to the reimbursement of capital expenditures per the Track Maintenance Agreement and the sale of the Coos Bay Line to the Port of Coos Bay for $16.6 million. Capital expenditures decreased to $34.5 million in the nine months ended September 30, 2009, from $47.5 million in the nine months ended September 30, 2008 due to the reimbursement of $5.2 million of capital expenditures in 2009 and an overall decrease in capital projects. Asset sale proceeds were

$20.1 million for the nine months ended September 30, 2009 compared to $14.4 million for the nine months ended September 30, 2008, primarily due to the sale of the Coos Bay Line in 2009 and the sale of the office building in Boca Raton, Florida in 2008.
     Financing Activities
          Cash provided by financing activities was $44.7 million for the nine months ended September 30, 2009, compared to cash used in financing activities of $22.9 million in the nine months ended September 30, 2008. The cash provided by financing activities in the nine months ended September 30, 2009 was due to the issuance of the 9.25% senior secured notes, partially offset by the cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. The cash used in financing activities during the nine months ended September 30, 2008 was primarily due to the extension of the former bridge credit facility.
     Working Capital
          As of September 30, 2009, we had working capital of $55.9 million, including cash on hand of $62.2 million, and approximately $23.0 million of availability under the ABL Facility, compared to working capital of $19.4 million, including cash on hand of $27.0 million, and $25.0 million of availability under our prior revolving credit facility at December 31, 2008. The working capital increase at September 30, 2009, compared to December 31, 2008, is primarily due to an increase in cash from financing activities and a decrease in accrued liabilities as a result of incentive compensation payments. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
          In June 2009, we declared and paid a cash dividend in the amount of $20.0 million to our common stockholders.
     Long-term Debt
     $740 million 9.25% Senior Secured Notes
          On June 23, 2009, we sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. The notes are secured by first-priority liens on substantially all of our and the guarantors’ assets. The guarantors are defined essentially as our existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility and pay fees and expenses related to the offering and for general corporate purposes.
          We may redeem up to 10% of the aggregate principal amount of the notes issued during any 12-month period commencing on the issue date at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. We may also redeem some or all of the notes at any time before July 1, 2013, at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium. In addition, prior to July 1, 2012, we may redeem up to 35% of the notes at a redemption price of 109.25% of their principal amount thereof plus accrued and unpaid interest, if any, with the proceeds from an equity offering. Subsequent to July 1, 2013, we may redeem the notes at 104.625% of their principal amount. The premium then reduces to 102.313% commencing on July 1, 2014 and then 100% on July 1, 2015 and thereafter.
          On October 16, 2009, we provided a notice of redemption to the indenture trustee and holders of the notes to redeem $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date, November 16, 2009.
          On November 2, 2009, we commenced an Exchange Offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately place notes. The Exchange Offer will expire on December 2, 2009.
$40 million ABL Facility
          In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility” or “Facility”). The Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL Collateral. ABL Collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of September 30, 2009, there was approximately $23 million of undrawn availability, taking into account borrowing base limitations.
          The Facility and Indenture governing the senior secured notes contain various covenants and restrictions that will limit us and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes. As of September 30, 2009, we had no outstanding balance under the Facility.
Covenants to Senior Secured Notes and ABL Facility
          Adjusted EBITDA, as defined in the Indenture governing the senior secured notes, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.
          The following table sets forth the reconciliation of Adjusted EBITDA from our cash flow from operating activities (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$5,128	$76,717
Changes in working capital accounts	(1,493)	(14,396)
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(39,858)	(35,108)
Amortization of swap termination costs	(10,026)	—
Net gain (loss) on sale or disposal of properties	12,448	(868)
Foreign exchange gain (loss) on debt	1,160	(2,762)
Swap termination costs	55,750	—
Write-off of deferred financing costs	(2,593)	—
Equity compensation costs	(3,146)	(2,418)
Deferred income taxes	5,340	(13,515)

Net income	22,710	7,650

Add: Discontinued operations gain	(12,931)	(545)

Income from continuing operations	9,779	7,105
Add:
Provision for (benefit from) income taxes	(3,028)	13,728
Interest expense, including amortization costs	62,770	41,622
Depreciation and amortization	30,931	29,558

EBITDA	100,452	92,013
Add:
Impairment of assets	—	1,731
Equity compensation costs	3,146	2,418
Foreign exchange (gain) loss on debt	(1,160)	2,762
Write-off of deferred financing costs	2,593	—
Non-recurring headquarter relocation costs	1,044	4,238

Adjusted EBITDA	$106,075	$103,162

          Based on current levels of Adjusted EBITDA, we are not restricted in undertaking key investing and financing functions as discussed above.
          Adjusted EBITDA, as presented herein, is a supplemental measure of liquidity that is not required by, or presented in accordance with, GAAP. We use non-GAAP financial measures as a supplement to our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. However, Adjusted EBITDA has limitations as an analytical tool. It is not a measurement of our cash flows from operating activities under GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.

Interest Rate Swaps
          On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we are required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualifies, is designated and is accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at September 30, 2009. Interest expense of $0.3 million was recognized during the nine months ended September 30, 2009 for the portion of the hedge deemed ineffective. Interest expense of $0.7 million and $1.2 million was recognized during the three and nine months ended September 30, 2008 for the portion of the hedge deemed ineffective, respectively. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As of September 30, 2009, accumulated other comprehensive loss included $31.1 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $23.4 million, or $14.5 million, net of tax.
          On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005, through November 24, 2008. Under the terms of the interest rate swaps, we were required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2008 or September 30, 2009. Interest expense of $0.2 million and $0.5 million was recognized during the three and nine months ended September 30, 2008, respectively, for the portion of the hedge deemed ineffective.
          For derivative instruments in an asset position, we analyze the credit standing of the counterparty and factor it into the fair value measurement. ASC 820 states that the fair value of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of our credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.
     Off Balance Sheet Arrangements
          We currently have no off balance sheet arrangements.
     Recently Issued Accounting Pronouncements
               In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
               Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10-65-1(a), requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, including cash equivalents, and long-term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.
          Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of September 30, 2009, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the nine months ended September 30, 2009, the Canadian dollar increased 12% in value in comparison to the U.S dollar. However, the average rate for the nine months ended September 30, 2009, was 13% lower than it was for the same period in 2008. The decrease in the average Canadian dollar exchange rate led to a decrease of $5.7 million in reported revenue and a $1.5 million decrease in reported operating income in 2009, compared to 2008. A 10% unfavorable change in the 2009 average exchange rate would have negatively impacted 2009 revenue by $4.2 million and operating income by $1.5 million.
          Interest Rates. Our senior secured notes issued in June 2009 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not currently have any outstanding balances under this facility, but if we were to draw upon it, we would be subject to changes in interest rates.
          Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 7.3% of total operating revenues during the nine months ended September 30, 2009. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.
          Counterparty Risk. We monitor any outstanding hedging positions and the credit ratings of the related counterparties and do not anticipate losses due to counterparty non-performance.

ITEM 4.	CONTROLS AND PROCEDURES
          Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
          Items 1, 3 and 5 are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
          In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our prospectus filed with the Securities and Exchange Commission on October 13, 2009. There have been no material changes in the Company’s risk factors since this filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          (a) During the three months ended September 30, 2009, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended September 30, 2009, the Company accepted 837 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

July 1 through July 31, 2009	—	$—	—	—
August 1 through August 31, 2009	837	11.99	—	—
September 1 through September 30, 2009	—	—	—	—

Total	837	$11.99	—	—

          (b) On October 9, 2009, our registration statement (File No. 333-160835) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,500,000 shares of common stock by us and 11,500,000 shares of common stock by a selling shareholder, and we and the selling stockholder granted the underwriters an over-allotment option to purchase an additional 3,300,000 shares, all at a public offering price of $15.00 per share. On October 16, 2009, the offering closed with offering proceeds to us (before expenses) of $147.3 million and to the selling stockholder (before expenses) of $161.3 million. The underwriters’ over-allotment option has not been exercised and the shares subject to the over-allotment option have not been sold. J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated acted as joint book-running managers.
          As a result of the offering, we received net proceeds of approximately $144 million, after deducting underwriting fees of $10.2 million and additional offering-related expenses of approximately $3.0 million, for total expenses to us of approximately $13.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate. There has been no material change in the planned use of proceeds from our initial public offering from that described in the prospectus filed with the SEC pursuant to Rule 424(b). For more information regarding the use of a portion of the offering proceeds to redeem $74 million of our senior secured notes, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — $740 million of 9.25% Senior Secured Notes.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On September 21, 2009, stockholders holding approximately 96% of the issued and outstanding shares of our common stock agreed by written consent to approve an amendment of our certificate of incorporation to increase our authorized capital stock and to approve a 90-for-1 stock split.

ITEM 6.	EXHIBITS
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: November 13, 2009	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and Chief Financial Officer
(on behalf of registrant and as Principal Financial Officer)