Form 10-K
period 2009-12-31
RAILAMERICA INC /DE
filed 2010-03-26
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-32579

RAILAMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0328006

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7411 Fullerton Street, Suite 300, Jacksonville, Florida	32256

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 342-1131
Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.01 Par Value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 is not applicable because the registrant was not publicly traded as of June 30, 2009.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 25, 2010 was 54,884,640.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“SEC”), including our prospectus filed with the SEC on October 13, 2009. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based. Except where the context otherwise requires, the terms “RailAmerica,” “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
OVERVIEW
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,400 miles of track in 27 U.S. states and three Canadian provinces. Our railroad portfolio represents an important component of North America’s transportation infrastructure, carrying large quantities of freight for a highly diverse customer base. In 2009, our railroads transported over 800,000 carloads of freight for approximately 1,500 customers, hauling a wide range of products such as farm and food products, lumber and forest products, paper and paper products, metals, chemicals and coal.
     We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. On February 14, 2007, we were acquired by RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (“Fortress”). On October 16, 2009, we completed an initial public offering. During the period from our formation until today, we have grown both through the expansion of the traffic base on our existing railroads and through acquisitions of additional North American railroads.
     Our Internet website address is www.railamerica.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website other registration statements, prospectuses, and reports filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. These filings may be found by selecting the option entitled “SEC FILINGS” in the “INVESTOR RELATIONS” section on our website. Additionally, our corporate governance guidelines, board committee charters, code of business conduct and ethics and code of ethics for principal executive and senior financial officers are available on our website and in print to any stockholder who requests them. Information contained in or connected to our website is not part of this report.

BUSINESS STRATEGY
     We plan to grow our revenue, cash flow and earnings by employing the following growth strategies:
     Growing freight revenue: We are focused on growing our freight revenue by seeking new business opportunities at our individual railroads and by centralizing key commercial and pricing decisions. We believe that shippers often seek to locate their operations on short lines because of possible access to multiple Class I railroads and the resulting negotiating leverage it affords them. To this end, our commercial and development team actively solicits customers to locate their manufacturing and warehousing facilities on our railroads. We also seek to generate new business by converting customers located on or near our railroads from other modes of transportation to rail. Members of our senior management team have significant prior experience in the marketing departments of both Class I and short line railroads. Additionally, by centralizing and carefully analyzing pricing decisions based on prevailing market conditions and competitive analysis rather than having such decisions made at the railroad level by local management, we believe we can leverage our management team’s expertise and increase rates per carload.
     Expanding our non-freight services and revenue: We intend to continue to expand and grow the non-freight services we offer to both our rail customers and other parties. Non-freight services offered to our rail customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third party railcar repair, and car hire and demurrage. Each of these services leverages our existing customer relationships and generates additional revenue at attractive margins with minimal capital investment. We also seek to grow our revenue from non-transportation uses of our land holdings such as land leases, crossing or access rights, subsurface rights, signboards and cellular communication towers, among others. These sources of revenue and value are an important area of focus by our management as such revenue has minimal associated operating costs or capital expenditures and represents a recurring, high margin cash flow stream.
     Pursuing opportunistic acquisitions: The North American short line and regional railroad industry is highly fragmented, with approximately 558 short line and regional railroads operating approximately 45,200 miles of track. We believe that opportunistically acquiring additional short line and regional railroads, or other railroad-related or transportation-related businesses, will enable us to grow our revenue and achieve a number of additional benefits including, among others, expanding and enhancing our services, further diversifying our portfolio and achieving economies of scale by leveraging senior management experience and corporate costs over a broader revenue base.
     Continuing to improve operating efficiency and lowering costs: We continue to focus on driving financial improvement through a variety of cost savings initiatives. To identify and implement cost savings, we have organized our 40 railroads into five regional groups which, in turn, report to senior management where many functions such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized. We believe that this strategy enables us to achieve cost and pricing efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. To date, we have implemented a number of cost savings initiatives broadly at all of our railroads targeting lower fuel consumption, safer operations, more efficient locomotive utilization and lower costs for third party services, among others, and continue to be extremely focused on ongoing opportunities to further reduce our costs.
INDUSTRY OVERVIEW
     The North American economy is dependent on the movement of freight ranging from raw materials such as coal, ores, aggregates, lumber and grain to finished goods, such as food products, paper products, automobiles and machinery. Railroads represent the largest component of North America’s freight transportation industry, carrying more freight than any other mode of transportation on a ton-mile basis. With a network of over 139,000 miles of track in the U.S., railroads link businesses with each other domestically and with international markets through connections with ports and other international terminals.
Industry Structure
     According to the Association of American Railroads (“AAR”), there are 565 railroads in the United States operating over 139,000 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track-miles. Class I railroads, those individual railroads with over $401.4 million in revenues in 2008, represent approximately 94% of total rail revenues. Regional and local/short line railroads operate approximately 45,200 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local/short line railroads combined account for approximately 6% of total industry rail revenues.

		Aggregate
		Miles	% of
Classification of Railroads	Number	Operated	Revenue	Revenues and Miles Operated in 2008
Class I (1)	7	94,082	94%	Over $401.4 million
Regional	33	16,690	3%	$40.0 to $401.4 million and/or 350 or more miles operated
Local/Short line	525	28,554	3%	Less than $40.0 million and less than 350 miles operated

Total	565	139,326	100%

(1)	Includes CSX Transportation, BNSF Railway Co., Norfolk Southern, Kansas City Southern Railway Company, Union Pacific, Canadian National Railway and Canadian Pacific Railroad Co.

Source: Association of American Railroads, Railroad Facts, 2009 Edition.
     Class I railroads operate across many different states and concentrate largely, though not exclusively, on long-haul, high density intercity traffic lanes. The six largest railroads in North America are BNSF Railway, Union Pacific, Norfolk Southern, CSX Transportation, Canadian National Railway, and Canadian Pacific Railroad Company. Regional railroads typically operate 400-650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. Typically short line railroads serve as branch lines connecting customers with Class I railroads. Short line railroads have more predictable and straightforward operations as they generally perform point-to-point service over short distances, without the complex networks associated with the large Class I railroads.
     Use of regional and short line railroads is largely driven by interchange traffic between carriers. Typically, a Class I railroad will transport the freight the majority of the distance, usually hundreds or thousands of miles and drop it off with the short line, which provides the final step of service directly to the customer. Most short line railroads depend on Class I traffic for a substantial portion of their revenue. Our portfolio of 40 railroads is a mix of regional and short line railroads.
     Regional and Short line Railroads
     Short lines and regional railways have always been a part of the rail industry in North America. In the 1800’s, most North American railroads were constructed to serve a local or regional interest. Today’s Class I railroads are descended from hundreds of short lines and regionals that came together in successive waves of consolidation.
     During the 1980’s the number of regional and short line railroads increased dramatically. Deregulation of U.S. railroads simplified abandonment and sales regulations, allowing the major carriers to gain many of the savings of abandonment while preserving the traffic on the rail lines. Carriers created through this divestiture process now account for the majority of regional and short line railroads. Short line and regional railroads today serve important roles in moving freight within their service areas and function as a critical traffic “feeder” network for the Class I railroads.
     Over the past decade, the number of regional and short line railroads has remained relatively constant. While some new entrants were formed through spin-offs or divestitures of Class I railroads, they have generally been offset by other existing regional and short lines either exiting the business or being merged with or acquired by other railroads. With the growth of multi-carrier holding companies, the number of operators of regional and short line railroads has decreased. The consolidation brought on by multi-carrier holding companies has induced a number of shippers with private railroads to sell those railroads to the major short line operators. Similarly, Class I railroads sell and lease rail lines to smaller rail entities in order to address a range of issues impacting costs and productivity.
RAIL TRAFFIC
   Revenue Model
     We generate freight revenue under three different types of service, which are summarized below.

		% of Freight
Service Type	Description	Revenue
Interchange	Freight transport between a customer’s facility and a connection point with a Class I railroad	86%
Local	Freight that both originates and terminates on the same line	3%
Bridge	Freight transport from one connecting Class I railroad to another	11%

     For the majority of our customers, our railroads transport freight between a customer’s facility or plant and a connection point (“interchange”) with a national Class I railroad. Each of our 40 railroads connects with at least one Class I railroad, and in many cases connects with multiple Class I railroads. Interchange circumstances vary by customer shipping needs with freight either (i) originating at the customer’s facility (such as a coal mine, an ethanol production plant or a lumber yard) for transport by the Class I railroad via the interchange to other North American destinations or ports or (ii) received from the Class I interchange and hauled to a customer’s plant where the freight is subsequently consumed or stored (such as a coal-burning power generation plant). In other cases, a RailAmerica rail line transports freight that both originates and terminates on the same line, which is referred to as “local” traffic, or provides a pass-through connection between one Class I railroad and another railroad without the freight originating or terminating on the line, which is known as “bridge” traffic.
     Typically, we provide our freight services under a contract or similar arrangement with either the customer located on our rail line or the connecting Class I railroad. Contracts and arrangements vary in terms of duration, pricing and volume requirements. Because we normally provide transportation for only a segment of a shipment’s total distance, with the Class I railroad carrying the freight the majority of the distance, as a convenience, customers are generally billed once for the movement of their freight, typically by the Class I carrier, for the total cost of rail transport. The Class I railroad is obligated to pay us in a timely manner upon delivery of service regardless of whether or when the Class I railroad actually receives the total payment from the customer.
     Our railroads are often integrated into a customer’s facility and serve as an important component of that customer’s distribution or input. In many circumstances, our customers have made significant capital investments in facilities on or near our railroads (as in the case of electric utilities, industrial plants or major warehouses) or are geographically unable to relocate (as in the case of coal mines and rock quarries). The quality of our customers and our level of integration with their facilities provide a stable and predictable revenue base.
Freight Revenue
     Commodities
     Products hauled over our network include a dozen major commodity groups, such as coal, forest products, chemicals, agricultural products, food products, metallic ores and metals, and petroleum products. Agricultural products traffic represented the largest contributor to freight revenue at 17% in 2009. The top ten commodities represented approximately 94% of total freight revenue earned in 2009.

	Year ended December 31, 2009			Year ended December 31, 2008
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$56,458	126,683	$446	$61,193	143,730	$426
Chemicals	47,022	80,748	582	59,543	103,290	576
Coal	36,914	178,028	207	37,362	177,842	210
Non-Metallic Minerals and Products	31,603	75,701	417	38,467	93,413	412
Pulp, Paper and Allied Products	30,453	57,865	526	39,456	72,167	547
Forest Products	26,642	46,755	570	40,023	70,737	566
Food or Kindred Products	25,386	52,298	485	26,279	54,659	481
Metallic Ores and Metals	23,802	41,542	573	52,361	93,351	561
Waste and Scrap Materials	20,227	53,685	377	28,379	77,434	366
Petroleum	19,429	41,943	463	19,725	44,912	439
Other	13,504	32,709	413	13,697	36,087	380
Motor Vehicles	6,454	17,458	370	5,437	19,330	281

Total	$337,894	805,415	$420	$421,922	986,952	$428

     Customers
     In 2009, we served approximately 1,500 customers in North America. Although most of our North American railroads have a well-diversified customer base, several smaller rail lines have one or two dominant customers. In 2009 and 2008, our 10 largest customers accounted for approximately 20% of our freight revenue with no individual customer accounting for more than approximately 5% of freight revenue.

   Pricing
     Our contracts typically stipulate either inflation-based or market-based pricing. Market-based pricing is based on negotiated rates. Pricing and escalation terms for these contracts are negotiated prior to the signing or renewal of a contract. This type of pricing provides us the ability to price contracts at prevailing market rates. Inflation-based pricing is based on a fixed revenue per carload with inflation-based escalators. This type of pricing is common for “handling line” railroads where the contract is with an interchanging Class I railroad. These contracts are typically long-term and were often entered into at the time the short line was purchased from the Class I.
     We operate fuel surcharge programs that vary by railroad and by customer. The goal of these programs is to offset the majority of fuel price increases by charging customers a fuel surcharge on top of their regular contracted rates. Fuel surcharge programs are typically either revenue-based or mileage-based. Revenue-based programs charge a surcharge based on an additional revenue per carload while mileage-based programs charge a surcharge based on miles hauled. Both programs charge their surcharge based on fuel price per gallon above a threshold price. Approximately 75% of fuel price increases are offset directly by fuel surcharges, while additional cost recovery is obtained through increases in revenue per carload upon contract renewal or regular rate updates.
     Contracts
     A substantial portion of our freight revenue is generated under contracts and similar arrangements with either the customers we serve or the Class I railroads with which we connect. Approximately 56% of our total freight revenue is generated under contracts. Individual contracts vary in terms of duration, pricing and volume requirements, but can generally be categorized as follows:
     Contracts directly with customers/shippers: In many cases, our individual railroads maintain a contract with the customer that they directly serve. Typically the customer has significant rail infrastructure within its facility and is a major shipper or receiver of industrial freight. Contracts stipulate the term and pricing mechanics and often include minimum customer volume requirements with liquidated damages paid to us to the extent volumes fall below certain levels. In general, these contracts are one to three years in length, although in certain instances the term can be longer.
     Contracts directly with Class I railroads: In these cases, our individual railroads act as an agent for the connecting Class I railroad, with the Class I railroad typically maintaining a contract directly with the customer/shipper for the entire length of haul. The Class I railroad pays us upon providing the service for its portion of the total haul, and the Class I railroad pays us regardless of whether the customer pays the Class I which results in low credit exposure and timely payment. These contracts are typically long-term in nature with an average duration of approximately 25 years.
     Published rate, no contract: In the remaining cases, our individual railroads generate freight revenue using a quoted revenue per carload based on the type of freight service and market environment. In all instances this revenue is generated directly from customers and shippers. Rates can typically be adjusted as market conditions merit although some of our larger customers often request a private rate that provides more price certainty over a longer period of time. While we do not serve customers under signed contracts in these cases, we have longstanding relationships with our customers and in many instances we are the only rail carrier at that customer’s facility. Moreover, the heavy nature of the freight shipped by the customer and/or the long distances carried competitively positions us favorably versus other modes of transportation.
     Non-Freight Revenue
     In addition to providing freight services, we also generate non-freight revenue from other sources such as railcar storage, demurrage, leases of equipment to other users (including Class I railroads), and real estate leases and use fees. Right-of-way income is generated through crossing licenses and leases with fiber optic, telecommunications, advertising, parking and municipal users. These sources of revenue and value are an important area of focus by our management as revenue from real estate and right-of-way has minimal associated operating costs or capital expenditures and represents a recurring, stable cash flow stream.
     Competition
Railroads compete against each other and other forms of freight transportation based on cost, location and service. The cost of transporting goods and services via different forms of freight transportation is a major factor in determining which means of transportation a shipper will utilize. With respect to location, potential customers often experience geographic constraints that significantly impact the relative freight transportation costs of different alternatives. For example, a shipper can be constrained by railroad’s trackage, accessible waterways, access to pipelines and proximity to major highways. As a result, short line and regional railroad operators often evaluate the feasibility of other forms of freight transportation available to a customer when developing their rate and service offerings.
     Some short line and regional railroad customers have multiple forms of freight transportation available. Depending on circumstances, truck, water, or other railroads may be competitive alternatives for a shipment. In such instances, customers will compare both the relative costs, reliability of on-time delivery and quality of service when determining what mode(s) of transport to use.
     The railroad industry has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter-century. Since deregulation in 1980, the railroad industry has continually improved its cost structure compared to other forms of freight transportation as it consumes less fuel and has lower labor costs per ton transported than other forms of freight transportation. According to the AAR, railroads are estimated to be approximately four times more fuel efficient than truck transportation and a single train can haul the equivalent of up to approximately 280 trucks. In 1980, one gallon of diesel fuel moved one ton of freight by rail an average of 235 miles, versus 2007 where the equivalent gallon of fuel moved one ton of freight an average of 436 miles by rail — representing an 85% increase over 1980. As a result, the railroad industry’s share of U.S. freight ton-miles has steadily increased from 30% in 1980 to 43% in 2006.
EMPLOYEES
     Currently, we have approximately 1,553 employees of which 870 are non-unionized and 683 are unionized. Unions representing our employees are highly-fragmented, with representation at the railroad-level rather than system-wide. In total, our railroads are party to 29 labor agreements, which are separately negotiated by the individual railroads.
SAFETY
     We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program, led by our Vice President of Safety and Operating Practices, involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to federal regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing as required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and numerous American Short Line and Regional Railroad Association Committees. Our Federal Railroad Administration (“FRA”) reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 1.64 in 2009 as compared to 1.70 in 2008. For 2009, the industry average for all railroads was 1.98.
ENVIRONMENTAL
     Our rail operations are subject to various federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the federal Environmental Protection Agency (the “U.S. EPA”) and comparable state agencies, govern such matters as the management of wastes, the discharge of pollutants into the air and into surface and underground waters, the manufacture and disposal of regulated substances and remediation of contaminated soil and groundwater. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level.
     We believe that our railroads operate in material compliance with current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. However, there can be no assurance that new, or more stringent enforcement of existing, requirements or discovery of currently unknown conditions will not result in significant expenditures in the future.
     There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads, except for an August 2005 incident on the Indiana & Ohio Railway (“IORY”) in which Styrene contained in a parked railcar was vented to the atmosphere, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, by various individuals, businesses and the City of Cincinnati against us and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved in all these matters including all claims of business interruption.
     The IORY/Styrene incident also triggered inquiries from the FRA and certain other federal, state and local authorities. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by IORY. The principal pending matter is a criminal investigation by the U.S. EPA under the federal Clean Air Act (“CAA”). Because of the chemical release, the U.S. EPA is investigating whether criminal negligence on the part of IORY contributed to the incident, and whether charges should be pressed under the CAA. To this end, the U.S. EPA has pursued extensive discovery and engaged our counsel on several occasions. Should this investigation lead to environmental crime charges, potential fines upon conviction could range widely and there is a possibility that the U.S. EPA would seek to bar IORY and RailAmerica from doing business with the Federal Government for some period of time. The U.S. EPA’s most recent communications indicate that any criminal charges will likely be limited to misdemeanors. While we believe we have substantial defenses to any such charges, we are not in a position at this time to estimate whether any fine and any debarment order would result in a material adverse effect on our operations, business or financial condition.
INSURANCE
     We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence applicable as to all of our railroads, except for Kiamichi Railroad Company L.L.C. and Otter Tail Valley Railroad Company. Inc. where the self-insured retention is $50,000 per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits of up to $200 million per occurrence.
     With respect to the transportation of hazardous commodities, our liability policies cover sudden releases of hazardous materials, including expenses related to evacuation, up to the same excess coverage limits and subject to the same self-insured retentions. Personal injuries associated with grade crossing accidents are also covered under liability policies.
     Employees of our United States railroads are covered by the Federal Employers’ Liability Act (the “FELA”), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Employees of our industrial switching business are covered under workers’ compensation policies.
     Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy, which is a no-fault compensation system outside of our liability insurance coverage.
     Our property damage policies provide coverage for track, infrastructure, business interruption, and all locomotives and rail cars in our care custody and control. This policy provides coverage up to $15.0 million per occurrence, subject to self-insurance retention of $1.0 million per occurrence.
REGULATION
     United States. Our subsidiaries in the United States are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the U.S. Department of Transportation (the “USDOT”) and the Surface Transportation Board of the USDOT (the “STB”), successor to the Interstate Commerce Commission, through the FRA, (2) labor related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the FELA, and (3) some limited regulation by agencies in the states in which we do business.
     The STB, established by the ICC Termination Act of 1995 (the “ICC Termination Act”), has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad’s tracks through lease, joint use or trackage rights, the rates charged for regulated transportation services, and the service provided by rail carriers.
     As a result of the 1980 Staggers Rail Act (the “Staggers Rail Act”), the rail industry is trusted with considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. Requirements for the creation of new short line railroads or the expansion of existing short line railroads were substantially expedited and simplified under the exemption process. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers, although certain proposed shipper-backed legislative initiatives threaten to limit some of that pricing freedom. While the ICC Termination Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.
     The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.
     Canada. Our Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act (the “ CTA”). Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiating may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.
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
     Acquisition of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act (the “ICA”), a federal statute which applies to the acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. In the case of an acquisition that is subject to review, the non-Canadian investor must observe a statutory waiting period prior to completion and satisfy the Minister responsible for the administration of the ICA that the investment will be of net benefit to Canada, giving regard to certain evaluative factors set out in the legislation.
     Any contemplated acquisitions may also be subject to the provisions of the Competition Act (Canada) (the “CA”). The CA contains provisions relating to premerger notification as well as substantive merger provisions. An acquisition that exceeds certain financial thresholds set out in the CA may be subject to notification and observance of a statutory waiting period prior to completion, during which time the Commissioner of Competition (the “Commissioner”) will evaluate the impact of the acquisition upon competition. In addition, the Commissioner has the jurisdiction under the CA to review an acquisition that is a “merger” within the meaning of the CA in certain circumstances, even where notification is not filed.
RAILROAD RETIREMENT
     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2009, the Railroad Retirement System required up to a 19.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.
DISCONTINUED OPERATIONS
In December 2009, we entered into a transaction with the Canadian Pacific Railroad (“CP”) to terminate the lease of the Ottawa Valley Railroad (“OVRR”) line. Under the terms of the agreement, we received CAD $73 million (U.S.$68.6 million) in gross proceeds. We will continue to maintain and operate certain sections of the CP-owned rail lines until dates in 2010 to be determined by CP as part of the wind down of operations. As a result of this transaction, the results of operations for the OVRR line have been reclassified to discontinued operations on our consolidated financial statements and removed from our reported operating statistics.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
     Adverse macroeconomic and business conditions have and could continue to impact our business negatively.
     The decline in economic activity in the United States and throughout the world over the past two and a half years has impacted our business negatively. Certain of our customers and suppliers are directly affected by the economic downturn, are facing credit issues and could experience cash flow problems that have and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our rail services. Adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. In addition, changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our customers, suppliers and our business in general. Moreover, given the asset intensive nature of our business, the economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. This may limit our ability to sell our assets to the extent we need, or find it desirable, to do so. Continuation or further worsening of current macroeconomic, business and financial conditions could have a material adverse effect on our operating results, financial condition and liquidity. In addition, our railroads compete directly with other modes of transportation, including motor carriers, and ship, barge and pipeline operators. If these alternative methods of transportation become more cost-effective to our customers due to macroeconomic changes, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, our operating results, financial condition and liquidity could be materially adversely affected.
     Rising fuel costs could materially adversely affect our business.
     Fuel costs were approximately 8%, 14% and 12% of our total operating revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs.
     As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results.
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
     Many of our employees are union-represented. Our union employees work under collective bargaining agreements with various labor organizations. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or their terms and conditions in future labor agreements were renegotiated, we could experience significant disruption of our operations and higher ongoing labor costs.
     Because we depend on Class I railroads and certain important customers for our operations, our business and financial results may be adversely affected if our relationships with Class I carriers and certain important customers deteriorate.
     The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 97% of our total freight revenue in 2009 was derived from Class I traffic. Of our total freight revenue in 2009, Union Pacific, CSX Transportation, Canadian National Railway and BNSF Railway represented 32%, 20%, 19% and 17%, respectively, and the remaining Class I carriers each represented less than 10% of our total freight revenue. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with

Class I carriers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track may decrease our revenue. Class I carriers are also sources of potential acquisition candidates as they continue to divest branch lines. Failure to maintain good relationships may adversely affect our ability to negotiate acquisitions of branch lines.
     Although our operations served approximately 1,500 customers in 2009, freight revenue from our 10 largest freight revenue customers accounted for approximately 20% of our total revenues in 2009. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.
     If the track maintenance tax credit is not renewed by Congress, we will no longer be able to earn or assign credits for track maintenance.
     Until December 31, 2009, we were eligible to receive tax credits for certain track maintenance expenditures under Section 45G of the Internal Revenue Code (the “Code”), as amended, or the Code. Pursuant to Section 45G, these credits were assignable under limited circumstances. In 2009, we received approximately $22.4 million from the assignment of these credits. Section 45G expired on December 31, 2009, and unless Section 45G is renewed, we will no longer be able to earn or assign credits for track maintenance expenditures. Recently the U.S. House of Representatives and the Senate passed substantially similar bills that, if enacted, would extend the availability of the Section 45G tax credit for one year. There can be no assurance, however, that legislation extending the availability of the Section 45G tax credit will be enacted.
     We are subject to the risks of doing business in Canada.
     We currently have railroad operations in Canada. The risks of doing business in Canada include:
•    adverse changes in the economy of Canada;
•    exchange rate fluctuations; and
•    economic uncertainties including, among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.
     We are subject to environmental and other governmental regulation of our railroad operations which could impose significant costs.
     The failure to comply with environmental and other governmental regulations could have a material adverse effect on us. Our railroad and real estate ownership is subject to foreign, federal, state and local environmental laws and regulations. We could incur significant costs, fines and penalties as a result of any allegations or findings to the effect that we have violated or are strictly liable under these laws or regulations. We may be required to incur significant expenses to investigate and remediate environmental contamination. We are also subject to governmental regulation by a significant number of foreign, federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, maintenance and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us.
     Additionally, future changes in federal and/or state laws and regulations governing railroad rates, operations and practices could likewise have a material adverse effect on us.
     Severe weather and natural disasters could disrupt normal business operations, which could result in increased costs and liabilities and decreases in revenues.
     Severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenue.
     We face possible catastrophic loss and liability and our insurance may not be sufficient to cover our damages or damages to others.

     The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of our operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, cargo leaks or explosions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, our operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on our operations and financial condition. We maintain insurance that is consistent with industry practice against the accident-related risks involved in the conduct of our business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations which could have an adverse effect on our financial condition.
     We may face liability for casualty losses which are not covered by insurance.
     We have obtained insurance coverage for losses sustained by our railroads arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the FELA rather than state workers’ compensation laws. Currently, we are responsible for the first $2 million of expenditures per each incident under our general liability insurance policy and $1 million of expenditures per each incident under our property insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $200 million and $15 million on liability and property, respectively. In addition, adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies.
     We depend on our management and key personnel, and we may not be able to operate and grow our business effectively if we lose the services of our management or key personnel or are unable to attract qualified personnel in the future.
     The success of our business is heavily dependent on the continued services and performance of our current management and other key personnel and our ability to attract and retain qualified personnel in the future. The loss of key personnel could affect our ability to run our business effectively. Competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.
     Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations.
     Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Although the substantial majority of our rail lines and track-miles are in rural, low density areas, not typically cited as high priority security risks, our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror. Such acts could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically or certain coverage may not be available to us in the future.

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
     We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.
     As of December 31, 2009, our total indebtedness was approximately $643.8 million, which represented approximately 49.4% of our total capitalization. Our substantial amount of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness.
     Our substantial indebtedness could have important consequences for you, including:
•    increasing our vulnerability to adverse economic, industry or competitive developments;
•    requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•    restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•    limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
•    limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
     The indenture governing the senior secured notes contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into a new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. Credit market conditions could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness.
     Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the indenture governing our senior secured notes could result in a default under the indenture, which could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, in the event of an acceleration, holders of our senior secured notes could proceed against the collateral securing the notes which includes nearly all of our assets. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these restrictions and covenants may also cause us to take actions that are not favorable to our stockholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.
     Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits of acquisitions could have adverse consequences to our business.
     We expect to grow through acquisitions. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of acquiring businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:
•    loss of key employees or customers;

•    possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;
•    failure to maintain the quality of services that have historically been provided;
•    integrating employees of rail lines acquired from other entities into our regional railroad culture;
•    failure to coordinate geographically diverse organizations; and
•    the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
     These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.
     Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, most of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.
     We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls by the end of fiscal 2010, and we cannot predict the outcome of that effort.
As a U.S.-listed public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2010. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit as of the end of the next fiscal year, the effectiveness of those controls. We are currently evaluating our internal controls and cannot predict the outcome of our review at this time. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We are also required to obtain an audit report from our independent auditors regarding the effectiveness of our internal controls over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the New York Stock Exchange. Furthermore, if we discover a material weakness or our auditor does not provide an unqualified audit report, our share price could decline and our ability to raise capital could be impaired.
     Future compensation expense may adversely affect our net income.
     The compensation that we pay to our employees to attract and retain key personnel will reduce our net income. The compensation paid to our employees for 2009 is not necessarily indicative of how we will compensate our employees in the future. Any increase in compensation will further reduce our net income. For example, we have adopted an equity incentive plan that permits the issuance of share options, share appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to our employees. We may grant restricted shares and other share-based awards to our employees in the future as a recruiting and retention tool based on specific criteria determined by our board of directors (or the compensation committee of the board of directors).

     The table below compares our net income to our total executive compensation costs (each in thousands).

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Net Income	$15,842	$16,527
Executive Compensation Cost(1)	$5,441	$4,798

(1)	Executive Compensation Cost is computed in the manner computed for purposes of the Summary Compensation Table for 2009 to be included in our 2010 proxy statement.
Risks Related to Our Organization and Structure
     If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
     As of December 31, 2009, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress, the Initial Fortress Stockholder, owns approximately 55.8% of our outstanding common stock. The Initial Fortress Stockholder owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Fortress Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of RailAmerica. Also, the Initial Fortress Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
     We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.
     We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.
     We do not anticipate paying any dividends on our common stock in the foreseeable future.
     We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to grow our business. Our revolving credit facility and our senior secured notes indenture will restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
     Certain provisions of our stockholders agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of RailAmerica, which could adversely affect the price of our common stock.
     Certain provisions of our stockholders agreement, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or the Initial Fortress Stockholder. These provisions provide for:

•    a classified board of directors with staggered three-year terms;

•    removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as the Fortress Stockholders (as defined below) own at least 40% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

•    provisions in our amended and restated certificate of incorporation and amended and restated bylaws preventing stockholders from calling special meetings of our stockholders (provided, however, that for so long as the Fortress Stockholders beneficially own at least 25% of our issued and outstanding common stock, any stockholders that collectively beneficially own at least 25% of our issued and outstanding common stock may call special meetings of our stockholders);

•    advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•    our stockholders agreement provides certain rights to the Fortress Stockholders with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors for so long as the Fortress Stockholders continue to hold at least 40% of the outstanding shares of our common stock;

•    no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•    our amended and restated certificate of incorporation and amended and restated bylaws only permit action by our stockholders outside a meeting by unanimous written consent, provided, however, that for so long as the Fortress Stockholders beneficially own at least 25% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•    under our amended and restated certificate of incorporation, our board of directors has authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.
     In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Initial Fortress Stockholder, our management and/or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
     Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.
     The Initial Fortress Stockholder and certain other affiliates of Fortress and permitted transferees, (collectively, the “Fortress Stockholders”) have other investments and business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, the Fortress Stockholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Fortress Stockholders or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.
     In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Stockholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of RailAmerica and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, if the Fortress Stockholder pursues or acquires the corporate opportunity or if the Fortress Stockholder does not present the corporate opportunity to us.

Risks Related to our Common Stock
     The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
     The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock after this offering;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	changes or proposed changes in laws or regulations affecting the railroad industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.
     These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
     Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
     In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes or shares of preferred stock. Issuing additional shares of our common stock or other additional equity offerings may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock, or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their share holdings in us.

     The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
     As of December 31, 2009, there are 54,364,306 shares of common stock outstanding. All issued and outstanding shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 59.5% of our outstanding common stock is held by the Initial Fortress Stockholder and members of our management and employees, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.
     We and our executive officers, directors and the Initial Fortress Stockholder (who hold in the aggregate approximately 58.0% of our issued and outstanding common stock) have agreed with the underwriters of our initial public offering that, subject to limited exceptions, until April 10, 2010, we and they will not directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock, or in any manner transfer all or a portion of the economic consequences associated with the ownership of common stock, or cause a registration statement covering any common stock to be filed, without the prior written consent of the designated representatives. The designated representatives may waive these restrictions at their discretion. Shares of common stock held by our employees, other than our officers who are subject to the lockup provisions referred to above, are not subject to these restrictions and may be sold without restriction at any time.
     Pursuant to our stockholders agreement, the Initial Fortress Stockholder and certain of its affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their approximately 30,350,000 shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.
     On October 13, 2009, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of 4,500,000 shares of our common stock reserved for issuance under our incentive plans. We may increase the number of shares registered for this purpose at any time. Subject to any restrictions imposed on the shares and options granted under our incentive plans, shares registered under the registration statement on Form S-8 will be available for sale into the public markets subject to the lock-up agreements referred to above.
     The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.
     The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other shareholdings.
     As of December 31, 2009, we have an aggregate of 345,635,694 shares of common stock authorized but unissued with approximately 4.4 million shares reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by holders of our common stock.
Risks Related to Taxation
     Our ability to use net operating loss and tax credit carryovers and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code.
     Section 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. As a result of transactions that have taken place in the past with respect to our common stock, our use of our $127 million of federal net operating losses, our $95 million of tax credits and certain built-in losses is subject to annual taxable income limitations. As a result, we may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.
     In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
     Gain recognized by Non-U.S. Holders on the sale or other disposition of our common stock may be subject to U.S. federal income tax.
     We expect to be treated as a “United States real property holding corporation” under section 897(c) of the Code (“USRPHC”). Generally, stock issued by a corporation that has been a USRPHC at any time during the preceding five years (or a Non-U.S. Holder’s holding period for such securities, if shorter) is treated as a United States real property interest (“USRPI”), and gain recognized by a Non-U.S. Holder on the sale or other disposition of stock is subject to regular U.S. federal income tax, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. Shares of our common stock will not be treated as USRPIs in the hands of a Non-U.S. Holder provided that: (i) our common stock is regularly traded on an established securities market, and (ii) such Non-U.S. Holder has not owned or been deemed to own (directly or under certain constructive ownership rules) more than 5% of our common stock at any time during the 5-year period ending on the date of the sale or other taxable disposition. No assurance can be given that our common stock will continue to be regularly traded on an established securities market in the future. If gain recognized by a Non-U.S. Holder from the sale or other disposition of our common stock is subject to regular federal income tax under these rules and our common stock is not regularly traded on an established securities market at such time, the transferee of such common stock may be required to deduct and withhold a tax equal to 10 percent of the amount realized on the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the Non-U.S. Holder for the year in which the sale or other disposition occurs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     We operate a portfolio of 40 individual railroads with approximately 7,400 miles of track in 27 U.S. states and three Canadian provinces. Of our approximately 7,400 total track-miles, we own approximately 4,500 track-miles and lease approximately 2,900 track-miles.

     The following table provides a brief description of each of the railroads that we owned or leased as of March 25, 2010. Track miles under operating agreements are excluded:

	No. of	Track-
Name	Railroads	Miles	Major Commodities Hauled
Central Region:
Missouri & Northern Railroad	1	594	Coal, Agricultural Products
Dallas Garland & Northeastern Railroad	2	337	Non Metallic Minerals and Products
Kyle Railroad Company	1	625	Agricultural Products
Kiamichi Railroad	1	261	Coal, Non Metallic Minerals and Products
Point Comfort & Northern Railway	1	19	Metallic Ores and Metals
Otter Tail Valley Railroad	1	81	Agricultural Products, Coal
Rockdale, Sandow & Southern Railroad	1	8	Waste and Scrap Materials, Metallic Ores and Metals
Bauxite & Northern Railway	1	6	Metallic & Non-Metallic Ores

Total — Central Region	9	1,931

Northeast Region:
New England Central Railroad	1	394	Forest Products, Non Metallic Minerals and Products
Ottawa Valley Railway(1)	1	242	Overhead Traffic
Cape Breton Central Nova Scotia Railway	1	245	Pulp, Paper and Allied Products, Coal
Goderich-Exeter Railway	1	181	Chemicals, Agricultural Products
Southern Ontario Railway	1	69	Petroleum, Chemicals
Connecticut Southern Railroad	1	42	Waste and Scrap Materials, Other
Massena Terminal Railroad	1	4	Metallic Ores and Metals

Total — Northeast Region	7	1,177

Midwest Region:
Indiana & Ohio Railway	1	570	Agricultural Products, Motor Vehicles
Chicago, Ft. Wayne & Eastern Railroad	1	315	Agricultural Products, Chemicals
Huron Eastern Saginaw Valley Railway	1	384	Agricultural Products, Chemicals
Toledo, Peoria & Western Railway	1	247	Agricultural Products, Chemicals
Mid-Michigan Railroad	3	196	Agricultural Products, Non-Metallic Minerals and Products
Central Railroad of Indiana	1	96	Motor Vehicles, Non-Metallic Minerals and Products
Central Railroad of Indianapolis	1	39	Agricultural Products

Total — Midwest Region	9	1,847

Southeast Region:
Alabama & Gulf Coast Railway	1	348	Pulp, Paper and Allied Products
Consolidated Virginia Railroads	2	135	Metallic Ores and Metals, Waste and Scrap Materials
South Carolina Central Railroad	2	129	Waste and Scrap Materials, Metallic Ores and Metals
Indiana Southern Railroad	1	196	Coal
Eastern Alabama Railway	1	31	Non-Metallic Minerals and Products

Total — Southeast Region	7	839

Western Region:
Central Oregon & Pacific Railroad	1	389	Forest Products
San Joaquin Valley Railroad	1	417	Food or Kindred Products, Petroleum
California Northern Railroad	1	261	Food or Kindred Products
Arizona & California Railroad	1	259	Petroleum, Non-Metallic Minerals and Products
Puget Sound & Pacific Railroad	1	108	Waste and Scrap Materials, Agricultural Products
San Diego Valley Railroad (2)	1	—	Petroleum
Cascade & Columbia River Railroad	1	148	Non-Metallic Minerals and Products, Forest Products
Ventura County Railroad	1	17	Motor Vehicles

Total — Western Region	8	1,599

Total Company	40	7,393

(1)	The Ottawa Valley Railway is a discontinued operation, but we are operating a portion of it until dates in 2010 to be determined by CP.

(2)	No track miles shown as this railroad is exclusively under an operating agreement.

Track and Equipment
  Track
     Of our 7,393 total track-miles, we own 4,545 track-miles and lease 2,848 track-miles. In most cases, leases involve little to no annual lease payment (but may have involved a one-time, upfront payment) and have long-term or perpetual durations. In addition, we operate approximately 1,038 track-miles under trackage rights and operating agreements. Generally, trackage rights are rights granted by other railroads to transport freight over their tracks (but not directly serve customers on their rail lines) while operating agreements grant us the right to operate (and typically serve customers) on track owned by third parties. Generally, trackage rights and operating agreements do not convey any other rights (such as real estate rights) to us.
  Locomotives and Railcars
     Our locomotive fleet at December 31, 2009 totaled 444 units comprised of 254 owned units and 190 leased units and 6,903 railcars comprised of 524 owned railcars and 6,379 leased railcars. The average age of our locomotives and railcars is 50 and 41 years, respectively, across our entire portfolio of railroads.
     A summary of the rolling stock owned and leased by us is presented in the table below:

	Railcars
	Owned	Leased	Total
Covered hopper cars	35	2,685	2,720
Open top hopper cars	238	30	268
Box cars	35	2,603	2,638
Flat cars	194	624	818
Tank cars	6	4	10
Gondolas	5	433	438
Other/passenger cars	11	0	11

Total railcars	524	6,379	6,903

	Locomotives
	Owned	Leased	Total
Horsepower/unit:
Over 2,000	121	90	211
1,500 to 2,000	120	94	214
Under 1,500	13	6	19

Total locomotives	254	190	444

ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of conducting our business, we have become involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to RailAmerica. It is the opinion of management that the ultimate liability, if any, with respect to our current litigation outstanding will not have a material adverse effect on our financial position, results of operations or cash flows.
     Our operations are subject to extensive environmental regulation. There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads, except for an August 2005 incident on the IORY in which Styrene contained in a parked railcar was vented to the atmosphere due to a chemical reaction. See “Item 1. Business— Environmental.”
     We are subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the FELA. We retain an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on our historical claims and settlement experience. At December 31, 2009 and 2008, we had $14.2 million and $15.8 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the New York Stock Exchange (NYSE) on October 13, 2009 under the symbol “RA”.
Our Principal Stockholder
     RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress, owns approximately 55.8% of our outstanding common stock. RR Acquisition Holding LLC is referred to in this Form 10-K as our Initial Stockholder. The Initial Stockholder owns shares sufficient for the majority vote over fundamental and significant corporate matters and transactions. See “Risk Factors — Risks Related to Our Organization and Structure.”
Description of Common Stock
     A total of 400 million shares of common stock is authorized, of which 54,364,306 shares were outstanding as of December 31, 2009. Each share is entitled to one vote in all matters requiring a vote of shareholders. As of March 22, 2010, there were approximately 116 holders of record and we believe at least 5,027 beneficial owners of our common stock. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 45,979,000 as of December 31, 2009, and is expected to increase in 2010 due to incentive programs.
     In June 2009, we declared and paid a cash dividend in the amount of $20.0 million to our common stockholders. We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to grow our business. Our revolving credit facility and our senior secured notes indenture will restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
Stock Market Results
Set forth below is the high and low price information for our common stock as reported on the NYSE for each period presented.

2009	High Sales Price	Low Sales Price
Fourth Quarter (October 13 through December 31)	$14.78	$10.91

2010	High Sales Price	Low Sales Price
First Quarter (through March 22)	$14.47	$10.94
Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
     On October 16, 2009, we completed our initial public offering of 22,000,000 shares of common stock at $15.00 per share. We sold 10,500,000 shares of common stock and RR Acquisition Holding LLC (“Holdings”), an investment fund managed by Fortress, sold 11,500,000 shares of common stock. Proceeds to us were $143.1 million net of the underwriters’ discount and expenses. We did not receive any proceeds from the sale of our common stock by Holdings. On November 16, 2009, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. We intend to use the remainder of the net proceeds from the initial public offering for working capital and other general corporate purposes, including potential strategic investments and acquisitions.

ITEM 6. SELECTED FINANCIAL DATA
     The consolidated financial information labeled as “Predecessor” includes financial reporting periods prior to the merger on February 14, 2007, in which we were acquired by certain private equity funds managed by affiliates of Fortress (the “Acquisition”) and the consolidated financial information labeled as “Successor” includes financial reporting periods subsequent to the Acquisition. On October 16, 2009, we completed an initial public offering of 22,000,000 shares of common stock.
     The information in the following tables gives effect to the 90-for-1 stock split of our common stock, which occurred on September 22, 2009.
     The selected consolidated statement of operations data for the Predecessor period January 1, 2007 through February 14, 2007, the successor period February 15, 2007 through December 31, 2007 and the Successor years ended December 31, 2008 and 2009 and the selected successor consolidated balance sheet data as of December 31, 2008 and 2009 have been derived from our audited financial statements included elsewhere in this report on Form 10-K. The selected consolidated financial data as of and for the Predecessor years ended December 31, 2005 and 2006 and the selected Predecessor consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited financial statements that are not included in this report on Form 10-K.

	Predecessor			Successor
			Period from	Period from
			January 1, 2007	February 15, 2007
	Year ended December 31,		to February 14,	to December 31,	Year ended December 31,
	2005	2006	2007	2007	2008	2009
STATEMENT OF OPERATIONS DATA:
Operating revenue	$400,361	$440,930	$53,544	$406,590	$488,457	$410,603
Operating expenses	353,229	393,339	54,944	344,679	408,580	329,682

Operating income (loss)	47,132	47,591	(1,400)	61,911	79,877	80,921
Interest expense, including amortization costs	(20,372)	(27,438)	(3,280)	(43,009)	(61,718)	(86,878)
Other income (loss)	(621)	—	284	7,129	(9,008)	(8,117)

Income (loss) from continuing operations before income taxes	26,139	20,153	(4,396)	26,031	9,151	(14,074)
Provision for (benefit from) income taxes	(2,493)	(5,696)	930	(4,086)	(481)	(8,539)

Income (loss) from continuing operations	28,632	25,849	(5,326)	30,117	9,632	(5,535)
Discontinued operations	2,190	10,794	9	3,385	6,895	21,377

Net income (loss)	$30,822	$36,643	$(5,317)	$33,502	$16,527	$15,842

Dividends declared and paid per common share	$—	$—	$—	$—	$—	$0.46

Income (loss) from continuing operations per share of common stock:
Basic	$0.76	$0.67	$(0.14)	$0.70	$0.22	$(0.11)
Diluted	$0.74	$0.66	$(0.14)	$0.70	$0.22	$(0.11)

OPERATING DATA:
Freight carloads (continuing operations)	1,104,641	1,104,688	126,150	936,383	986,952	805,415

	Predecessor		Successor
	As of December 31,		As of December 31,
	2005	2006	2007	2008	2009
BALANCE SHEET DATA:
Total assets	$1,147,376	$1,125,732	$1,483,239	$1,470,447	$1,598,629
Long-term debt, including current maturities	433,873	400,638	636,941	629,580	643,778
Stockholders’ equity	431,278	472,249	512,749	471,520	659,331

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
     Historical information has been reclassified to conform to the presentation of discontinued operations. The results of operations and cash flows of the Predecessor and Successor entities, as defined in the consolidated financial statements included herein and notes thereto, for the periods ending February 14, 2007 and December 31, 2007, respectively, have been combined for comparison purposes to reflect twelve months of data for 2007.
General
   Our Business
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services such as railcar storage, demurrage, leases of equipment and real estate leases and use fees.
   Managing Business Performance
     We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads have decreased in 2008 and 2009 due to the global economic slowdown, however, the diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
     Non-freight services offered to our customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third party railcar repair, and car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also intends to grow non-freight revenue from users of our land holdings for non-transportation purposes.
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
     Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the year ended December 31, 2009, coal, agricultural products and chemicals accounted for 22%, 16% and 10%, respectively, of our carloads. As a percentage of our freight revenue, which is impacted by several factors including the length of the haul, agricultural products, chemicals and coal generated 17%, 14% and 11%, respectively, for the year ended December 31, 2009.

     Overview
     Operating revenue in the year ended December 31, 2009, was $410.6 million, compared with $488.5 million in the year ended December 31, 2008. The net decrease in our operating revenue was primarily due to decreased carloads and lower fuel surcharges, partially offset by negotiated rate increases and an increase in our non-freight revenue.
     Freight revenue decreased $84.0 million, or 20%, in the year ended December 31, 2009, compared with the year ended December 31, 2008, primarily due to a decrease in carloads of 18%. Non-freight revenue increased $6.2 million, or 9%, in the year ended December 31, 2009, compared with the year ended December 31, 2008, primarily due to increases in car storage fees, car repair income, switching revenue and real estate rental revenue, partially offset by a decrease in car hire income.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 80.3% in the year ended December 31, 2009, compared with an operating ratio of 83.6% in the year ended December 31, 2008, primarily due to a decrease in diesel fuel expense, maintenance expenditures for right of way improvements, labor expenses and purchased services as a result of our cost savings initiatives and a reduction in car hire expense. Operating expenses were $329.7 million in the year ended December 31, 2009, compared with $408.6 million in the year ended December 31, 2008, a decrease of $78.9 million, or 19%.
     In 2009, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Code. The reduction in maintenance expenditures is reflected in the transportation functional category and other expenses natural category in the results of operations set forth below. For the year ended December 31, 2009, the Shipper paid for $17.1 million of maintenance expenditures and $5.3 million of capital expenditures.
     Net income in the year ended December 31, 2009, was $15.8 million, compared with $16.5 million in the year ended December 31, 2008. Income (loss) from continuing operations in the year ended December 31, 2009, was $(5.5) million, compared with $9.6 million in the year ended December 31, 2008. Net income for the year ended December 31, 2009 includes an adjustment to the gain on disposal of discontinued operations of $17.0 million primarily related to the resolution of the Australian tax matter and the disposal of the OVRR.
     During the year ended December 31, 2009, we generated $9.5 million in cash from operating activities, which included a payment of $55.8 million to terminate our interest rate swap. We purchased $47.8 million of property and equipment and received $90.3 million in cash from the disposition of assets.
     Results of Operations
Comparison of Operating Results for the Years ended December 31, 2009 and 2008
     The following table sets forth the results of operations for the years ended December 31, 2009 and 2008:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Operating revenue	$410,603	$488,457
Operating expenses:
Transportation	179,338	267,541
Selling, general and administrative	107,641	99,956
Net loss (gain) on sale of assets	899	(1,696)
Impairment of assets	—	3,420
Depreciation and amortization	41,804	39,359

Total operating expenses	329,682	408,580
Operating income	80,921	79,877
Interest expense, including amortization costs	(86,878)	(61,718)
Other loss	(8,117)	(9,008)

Income (loss) from continuing operations before income taxes	(14,074)	9,151
Benefit from income taxes	(8,539)	(481)

Income (loss) from continuing operations	(5,535)	9,632
Discontinued operations:
Gain on disposal of discontinued business	17,040	2,764
Income from operations of discontinued business	4,337	4,131

Net income	$15,842	$16,527

     Operating Revenue
     Operating revenue decreased by $77.9 million, or 16%, to $410.6 million in the year ended December 31, 2009, from $488.5 million in the year ended December 31, 2008. Total carloads during the year ending December 31, 2009 decreased 18% to 805,415 in 2009, from 986,952 in the year ended December 31, 2008. The decrease in operating revenue was primarily due to the decrease in carloads, lower fuel surcharges, which declined $17.2 million from the prior period, and the weakening of the Canadian dollar, partially offset by negotiated rate increases.
     The decrease in the average revenue per carload to $420 in the year ended December 31, 2009, from $428 in the comparable period in 2008 was primarily due to lower fuel surcharges and commodity mix changes, partially offset by rate growth.
     Non-freight revenue increased by $6.2 million, or 9%, to $72.7 million in the year ended December 31, 2009 from $66.5 million in the year ended December 31, 2008, primarily due to increases in car storage fees, car repair income, switching income and real estate rental revenue, partially offset by a decrease in car hire income.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009			Year ended December 31, 2008
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$56,458	126,683	$446	$61,193	143,730	$426
Chemicals	47,022	80,748	582	59,543	103,290	576
Coal	36,914	178,028	207	37,362	177,842	210
Non-Metallic Minerals and Products	31,603	75,701	417	38,467	93,413	412
Pulp, Paper and Allied Products	30,453	57,865	526	39,456	72,167	547
Forest Products	26,642	46,755	570	40,023	70,737	566
Food or Kindred Products	25,386	52,298	485	26,279	54,659	481
Metallic Ores and Metals	23,802	41,542	573	52,361	93,351	561
Waste and Scrap Materials	20,227	53,685	377	28,379	77,434	366
Petroleum	19,429	41,943	463	19,725	44,912	439
Other	13,504	32,709	413	13,697	36,087	380
Motor Vehicles	6,454	17,458	370	5,437	19,330	281

Total	$337,894	805,415	$420	$421,922	986,952	$428

     Freight revenue was $337.9 million in the year ended December 31, 2009, compared to $421.9 million in the year ended December 31, 2008, a decrease of $84.0 million or 20%. This decrease was primarily due to the net effect of the following:
•	Agricultural products revenue decreased $4.7 million or 8% primarily due to reduced shipments of corn and soybeans in the Midwest as a result of a later than normal harvest;

•	Chemicals revenue decreased $12.5 million or 21% primarily due to a decline in chemical shipments due to widespread weakness in U.S. manufacturing as a result of the economic downturn and the loss of a customer in South Carolina who filed for bankruptcy in 2008;

•	Coal revenue decreased $0.4 million or 1% primarily due to reduced shipments of Powder River Basin coal to Midwest power plants, a decrease in fuel surcharges, and the weakening of the Canadian dollar, partially offset by growth in Illinois Basin coal;

•	Non-metallic minerals and products revenue decreased $6.9 million or 18% primarily due to a decrease in construction activity in Texas and reduced demand for minerals used in the paper industry;

•	Pulp, paper and allied products revenue decreased $9.0 million or 23% due to widespread declines in paper production in the Southeast and Canada and the weakening of the Canadian dollar;

•	Forest products revenue decreased $13.4 million or 33% primarily due to volume declines in the Pacific Northwest stemming from the continued downturn in the housing and construction markets;

•	Food or kindred products revenue decreased $0.9 million or 3% primarily due to reduced movements of spent grain mash from ethanol plants to animal feed facilities and a decrease in production of beet sugar in the Midwest, partially offset by increased shipments of tomato products and beer in California;

•	Metallic ores and metals revenue decreased $28.6 million or 55% primarily due to the temporary closure of a customer facility and a production curtailment at a customer plant, both located in Texas and a decline in carloads resulting from weak demand for plate, slab and sheet products as well as reduced demand for feed stocks;

•	Waste and scrap materials revenue decreased $8.2 million or 29% primarily due to a decline in municipal solid waste moves for landfills in the Southeast, reduced demand for scrap metal and reduced movements of construction debris in the Northeast;

•	Petroleum revenue decreased $0.3 million or 2% primarily due to reduced demand for ethanol and a decrease in liquefied petroleum gas (“LPG”), production in Canada and California as a result of a decline in demand in Mexico and the U.S;

•	Other revenue decreased $0.2 million or 1% due to wind turbine component moves in Illinois in 2008 that did not recur until the second quarter of 2009 and a decrease in movements for Class I railroads in the Southeast and Northeast; and

•	Motor vehicles revenue increased $1.0 million or 19% primarily due to movements for a new Midwest production facility that came online in late 2008, partially offset by reduced auto shipments as a result of the general weakness in the automobile industry.
Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated (dollars in thousands).

	Year Ended December 31,
	2009		2008
Operating revenue	$410,603	100.0%	$488,457	100.0%
Operating expenses:
Labor and benefits	139,132	33.9%	140,760	28.8%
Equipment rents	35,838	8.7%	44,790	9.2%
Purchased services	31,055	7.6%	38,425	7.8%
Diesel fuel	32,243	7.8%	68,657	14.0%
Casualties and insurance	15,520	3.8%	20,929	4.3%
Materials	11,175	2.7%	10,286	2.1%
Joint facilities	6,941	1.7%	12,573	2.6%
Other expenses	15,075	3.7%	31,077	6.3%
Net loss (gain) on sale of assets	899	0.2%	(1,696)	-0.3%
Impairment of assets	—	0.0%	3,420	0.7%
Depreciation and amortization	41,804	10.2%	39,359	8.1%

Total operating expenses	329,682	80.3%	408,580	83.6%

Operating income	$80,921	19.7%	$79,877	16.4%

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

	Year Ended December 31,
	2009			2008
		Selling,	Total		Selling,	Total
		General and	Operating		General and	Operating
	Transportation	Administrative	Expenses	Transportation	Administrative	Expenses
Operating expenses:
Labor and benefits	$72,550	$66,582	$139,132	$82,614	$58,146	$140,760
Equipment rents	35,407	431	35,838	44,337	453	44,790
Purchased services	18,384	12,671	31,055	22,606	15,819	38,425
Diesel fuel	32,227	16	32,243	68,619	38	68,657
Casualties and insurance	9,727	5,793	15,520	13,499	7,430	20,929
Materials	10,291	884	11,175	9,129	1,157	10,286
Joint facilities	6,941	—	6,941	12,573	—	12,573
Other expenses	(6,189)	21,264	15,075	14,164	16,913	31,077
Net loss (gain) on sale of assets	—	—	899	—	—	(1,696)
Impairment of assets	—	—	—	—	—	3,420
Depreciation and amortization	—	—	41,804	—	—	39,359

Total operating expenses	$179,338	$107,641	$329,682	$267,541	$99,956	$408,580

     Operating expenses decreased to $329.7 million in the year ended December 31, 2009, from $408.6 million in the year ended December 31, 2008. The operating ratio was 80.3% in 2009 compared to 83.6% in 2008. The improvement in the operating ratio was primarily due to our continuing cost saving initiatives, which include reductions in labor and purchased services expenses, a decrease in maintenance expenditures for right of way improvements as a result of the track maintenance agreement, a reduction in car hire expense and a decrease in fuel prices in the year ended December 31, 2009 as compared to the same period in 2008. The year ended December 31, 2009 includes a non-cash charge of $6.3 million in labor and benefits expense related to the initial public offering for the expiration of a repurchase feature under the former stock compensation agreements. During the year ended December 31, 2009 and 2008, operating expenses also include $1.4 million and $6.1 million, respectively, of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. The costs incurred during the year ended December 31, 2009 and 2008 are included within labor and benefits ($1.2 million and $4.2 million, respectively), purchased services ($0.2 million and $1.4 million, respectively) and other expenses ($0 and $0.5 million, respectively).
     The net decrease in operating expenses was due to the following:

•	Labor and benefits expense decreased $1.6 million, or 1% primarily due to a reduction in labor force as a result of the decline in carload volumes and additional cost savings initiatives implemented by management. This decrease was partially offset by the non-cash initial public offering charge mentioned above which was incurred in 2009. Other benefits expense also included restructuring costs during the years ended 2009 and 2008 as mentioned above;

•	Equipment rents expense decreased $9.0 million, or 20% primarily due to a reduction in car hire expense as a result of the decline in carload volume;

•	Purchased services expense decreased $7.4 million, or 19% primarily due to cost reduction initiatives implemented by management during 2009 and costs incurred in connection with the restructuring and relocation of corporate headquarters in 2008;

•	Diesel fuel expense decreased $36.4 million, or 53% primarily due to lower average fuel costs of $1.93 per gallon in 2009 compared to $3.22 per gallon in 2008, resulting in a $20.7 million decrease in fuel expense and a favorable consumption variance of $15.3 million;

•	Casualties and insurance expense decreased $5.4 million, or 26% primarily due to management initiatives to decrease safety related incidents. FRA reportable train accidents decreased to 30 in the year ended December 31, 2009 from 42 in the year ended December 31, 2008 while FRA personal injuries decreased to 20 in the year ended December 31, 2009 from 25 in the year ended December 31, 2008. Our FRA personal injury frequency ratio, which is measured as the number of reportable injuries per 200,000 person hours worked, was 1.64 at December 31, 2009, compared to 1.70 at December 31, 2008;

•	Materials expense increased $0.9 million, or 9% primarily due to an increase in car repair material purchases, partially offset by a decrease in locomotive materials as a result of fewer repairs;

•	Joint facilities expense decreased $5.6 million, or 45% primarily due to the decline in carload volume;

•	Other expenses decreased $16.0 million, or 51% primarily due to a reduction in expense as a result of the execution of the Track Maintenance Agreement in 2009 as mentioned previously. For the year ended December 31, 2009, the Shipper paid for $17.1 million of maintenance expenditures;

•	Asset sales resulted in net losses (gains) of $0.9 million and $(1.7) million in the years ended December 31, 2009 and 2008, respectively. The gain on sale of $1.7 million in 2008 was primarily due to easement sales along our corridor of track. During the year ended December 31, 2009, we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the STB of $0.4 million, which resulted in a loss on disposition of $1.5 million. We also sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay Line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sale price;

•	Impairment of assets of $3.4 million for the year ended December 31, 2008 related to the former corporate headquarters building located in Boca Raton, Florida and to disposed surplus locomotives; and

•	Depreciation and amortization expense increased as a percentage of operating revenue to 10.2% in the year ended December 31, 2009, from 8.1% in the year ended December 31, 2008 due to the capitalization and depreciation of 2008 and 2009 capital projects and the overall decrease in operating revenue.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $25.2 million to $86.9 million for the year ended December 31, 2009, from $61.7 million in the year ended December 31, 2008. This increase is primarily due to an increase in the effective interest rate on our debt beginning in the third quarter of 2008, which includes interest expense on our interest rate swaps and the amortization of deferred financing costs. The interest rate on the bridge credit facility increased to LIBOR plus 4.00% from LIBOR plus 2.25%, effective July 1, 2008 as part of the amendment to extend the maturity of the loan. The amortization of deferred financing costs increased from the prior year as a result of incurring deferred financing costs associated with the 2008 amendment and extension of the bridge credit facility. Interest expense includes $26.9 million and $10.1 million of amortization costs for the years ended December 31, 2009 and 2008, respectively. The year ended December 31, 2009 amortization costs include $16.6 million of swap termination cost amortization. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.
     Other Income (Loss). Other loss of $8.1 million during the year ended December 31, 2009 primarily relates to costs incurred in connection with the repurchase of senior secured notes during the fourth quarter of 2009 and the write-off of unamortized deferred loan costs associated with our former bridge credit facility. Other loss of $9.0 million during the year ended December 31, 2008 primarily relates to foreign exchange losses associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries. For the year ended December 31, 2008 the exchange rates decreased, resulting in a foreign exchange loss of $8.3 million.
     Income Taxes. The effective income tax rate for the years ended December 31, 2009 and 2008 for continuing operations were a benefit of 60.7% and 5.3%, respectively. The overall effective tax rate for continuing operations for the year ended December 31, 2009 was favorably impacted by the resolution of the Australian tax audit ($2.4 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.0 million) and the adjustment of deferred tax balances resulting from change in tax laws and change in estimates of the apportioned state rates ($2.3 million). These favorable tax adjustments were partially offset by an increase in the valuation allowance of $4.0 million to reduce deferred tax assets to their realizable value. The effective tax rate for continuing operations for the year ended December 31, 2008 was adversely impacted by the tax effects for repatriation of Canadian earnings ($3.3 million), an increase in the valuation allowance against certain deferred assets ($3.1 million), an accrual for uncertain tax positions ($1.7 million) and the revaluation of deferred taxes for change in tax laws and change in estimated state apportionment factors ($1.4 million). The rate for the year ended December 31, 2008 included a federal tax benefit of approximately $16 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the

Tax Extenders and AMT Relief Act of 2008. The rate for the year ended December 31, 2009, did not include a similar federal tax benefit due to the execution of the Track Maintenance Agreement in 2009 as discussed above. For the year ended December 31, 2009 and 2008 we paid cash taxes of $3.4 million and $6.7 million, respectively.
     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. During the year ended December 31, 2008, we settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million after income taxes, through the gain on disposal of discontinued operations. In the year ended December 31, 2009, we recorded an adjustment of $0.2 million, or $0.2 million, after tax, as a gain on disposal of discontinued operations related to outstanding liabilities associated with the disposed entities.
     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). During the year ended December 31, 2008, we incurred additional consulting costs associated with the sale of Freight Australia of $1.9 million or $1.3 million, after tax, related to the Australian Taxation Office (“ATO”), audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. In addition, we recognized foreign exchange gains of $4.0 million, or $2.8 million after tax, on tax reserves established in conjunction with the ATO audit during the period ended December 31, 2008. On May 14, 2009, we received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on disposal of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on disposal of discontinued operations of $0.7 million, or $0.5 million after tax.
     In December 2009, we completed a transaction to terminate the lease of the OVRR line for CAD $73 million (U.S.$68.6 million). As a result of this transaction, we recorded a gain on disposal of discontinued operations in the fourth quarter of 2009 of $26.8 million, or $4.1 million after tax. The tax rate on the gain on disposal reflects the U.S. taxes on the distribution of OVRR’s Canadian earnings, which were previously considered to be reinvested in Canada. Income from operations of the discontinued business was $4.3 million and $4.1 million, after tax, during the years ended December 31, 2009 and 2008, respectively.
Comparison of Operating Results for the Years Ended December 31, 2008 and 2007
     The following table presents combined revenue and expense information for the twelve months ended December 31, 2007. The information was derived from the audited consolidated financial statements of RailAmerica as the Predecessor for the period January 1, 2007 through February 14, 2007 and as the Successor for the period from February 15, 2007 through December 31, 2007.
     The combined Statements of Operations are being presented solely to assist comparisons across the years. The Successor period for 2007 in the combined Statements of Operations includes the effect of fair value purchase accounting adjustments resulting from the acquisition of RailAmerica on February 14, 2007. Due to the change in the basis of accounting resulting from the application of purchase accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

     The combined information is a non- GAAP (as defined below) financial measure and should not be used in isolation or substitution of the Predecessor or Successor results. Such data is being presented for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the RailAmerica acquisition occurred on January 1, 2007 or that may be obtained for any future period.

	2008	2007
	Successor	Successor	Predecessor	Combined
		February 15,	January 1,	(Non-GAAP)
	Year Ended	2007 through	2007 through	Year Ended
	December 31,	December 31,	February 14,	December 31,
	2008	2007	2007	2007
	(In thousands)
Operating revenue	$488,457	$406,590	$53,544	$460,134
Operating expenses:
Transportation	267,541	227,337	42,314	269,651
Selling, general and administrative	99,956	85,260	8,378	93,638
Net gain on sale of assets	(1,696)	—	(20)	(20)
Impairment of assets	3,420	—	—	—
Depreciation and amortization	39,359	32,082	4,272	36,354

Total operating expenses	408,580	344,679	54,944	399,623
Operating income (loss)	79,877	61,911	(1,400)	60,511
Interest expense, including amortization costs	(61,718)	(43,009)	(3,280)	(46,289)
Other income (loss)	(9,008)	7,129	284	7,413

Income (loss) from continuing operations before income taxes	9,151	26,031	(4,396)	21,635
Provision for (benefit from) income taxes	(481)	(4,086)	930	(3,156)

Income (loss) from continuing operations	9,632	30,117	(5,326)	24,791
Discontinued operations:
Gain (loss) on disposal of discontinued business	2,764	(756)	—	(756)
Income from operations of discontinued business	4,131	4,141	9	4,150

Net income (loss)	$16,527	$33,502	$(5,317)	$28,185

Operating Revenue
     Operating revenue increased by $28.3 million, or 6%, to $488.5 million in the year ended December 31, 2008, from $460.1 million in the year ended December 31, 2007. Total carloads decreased 7% to 986,952 in 2008, from 1,062,533 in 2007. The net increase in operating revenue is primarily due to negotiated rate increases and higher fuel surcharges, which increased $12.7 million from prior year, partially offset by the decrease in carloads.
     The increase in the average revenue per carload to $428 in the year ended December 31, 2008, from $377 in the comparable period in 2007 was primarily due to rate growth and higher fuel surcharges.
     Non-freight revenue increased by $7.1 million, or 12%, to $66.5 million in the year ended December 31, 2008 from $59.4 million in the year ended December 31, 2007. This increase is primarily due to increases in storage fees, real estate rental revenue and demurrage charges.

     The following table compares our freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2008 and 2007:

				Combined Year Ended
	Year Ended December 31, 2008			December 31, 2007 (Non-GAAP)
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$61,193	143,730	$426	$54,633	147,363	$371
Chemicals	59,543	103,290	576	56,131	111,568	503
Metallic Ores and Metals	52,361	93,351	561	43,409	87,628	495
Forest Products	40,023	70,737	566	49,933	94,639	528
Pulp, Paper and Allied Products	39,456	72,167	547	35,261	72,663	485
Non-Metallic Minerals and Products	38,467	93,413	412	38,969	109,020	357
Coal	37,362	177,842	210	36,653	189,471	193
Waste and Scrap Materials	28,379	77,434	366	28,637	84,766	338
Food or Kindred Products	26,279	54,659	481	20,320	47,545	427
Petroleum	19,725	44,912	439	17,888	43,943	407
Other	13,697	36,087	380	12,246	48,600	252
Motor Vehicles	5,437	19,330	281	6,689	25,327	264

Total	$421,922	986,952	$428	$400,769	1,062,533	$377

     Freight revenue was $421.9 million in the year ended December 31, 2008, compared to $400.8 million in the year ended December 31, 2007, an increase of $21.1 million or 5%. This increase was primarily due to the net effect of the following:
•	Agricultural products revenue increased $6.6 million, or 12%, primarily due to negotiated rate increases, higher fuel surcharges, new business to move soybeans in North Carolina, and an increase in carrot shipments in California, partially offset by customers in Kansas, Illinois and Michigan holding grain shipments in anticipation of more favorable grain prices;

•	Chemicals revenue increased $3.4 million, or 6%, primarily due to negotiated rate increases, higher fuel surcharges and additional haulage for existing customers in Ohio and Illinois. Carloads were down 7% primarily due to reduced shipments with a customer in South Carolina who filed for bankruptcy in early 2008 and special hauls in Alabama in 2007;

•	Metallic ores and metals revenue increased $9.0 million, or 21%, primarily due to negotiated rate increases, higher fuel surcharges, plate, and rebar shipments in Alabama and North Carolina, special pipe moves in Texas and Oklahoma and additional copper anode moves for an existing customer in New England, partially offset by a temporary closure of a customer facility in Texas;

•	Forest products revenue decreased $9.9 million, or 20%, primarily due to volume declines in the Pacific Northwest stemming from the continued downturn in the housing and construction markets;

•	Pulp, paper and allied products revenue increased $4.2 million, or 12%, primarily due to increased carloads in Alabama to support a production change at a customer plant, negotiated rate increases and higher fuel surcharges, partially offset by a decline in carloads in New England due to weak market conditions;

•	Non-metallic minerals and products revenue decreased $0.5 million, or 1%, primarily due to a decrease in cement and limestone moves in the Southwest and Alabama as a result of a downturn in the construction industry;

•	Coal revenue increased $0.7 million, or 2%, primarily due to negotiated rate increases and increased business with existing power customers in the Midwest and Canada, partially offset by a 6% decrease in carloads from reduced shipments in Indiana as a result of coal shortages, power customers changing suppliers and weather related track wash-outs;

•	Waste and scrap materials revenue decreased $0.3 million, or 1%, primarily due to a weakening demand for scrap iron in Ohio and a decrease in waste moves in South Carolina;

•	Food or kindred products revenue increased $6.0 million, or 29%, primarily due to negotiated rate increases, higher fuel surcharges and increased shipments of tomato products and beer in California, and soybean meal in Washington;

•	Petroleum revenue increased $1.8 million, or 10%, primarily due to increased demand for LPG in Arizona and California and negotiated rate increases;

•	Other revenue increased $1.5 million, or 12%, primarily due to new business in Illinois to move wind turbine components, partially offset by a loss of intermodal traffic to a competitor in 2008; and

•	Motor vehicles revenue decreased $1.3 million, or 19%, primarily due to a customer plant closing in Canada and reduced auto shipments in the Midwest.
Operating Expenses
     The following table sets forth the operating revenue and expenses, for our consolidated operations for the periods indicated (dollars in thousands):

	2008		2007
	Successor		Successor	Predecessor	Combined
			February 15,	January 1,	(Non-GAAP)
			2007 through	2007 through	Year Ended
	Year Ended December 31,		December 31,	February 14,	December 31,
	2008		2007	2007	2007
Operating revenue	$488,457	100.0%	$406,590	$53,544	$460,134	100.0%
Operating expenses:
Labor and benefits	140,760	28.8%	115,096	21,502	136,598	29.7%
Equipment rents	44,790	9.2%	47,824	6,496	54,320	11.8%
Purchased services	38,425	7.8%	29,813	3,716	33,529	7.3%
Diesel fuel	68,657	14.0%	49,568	6,758	56,326	12.2%
Casualties and insurance	20,929	4.3%	23,308	5,294	28,602	6.2%
Materials	10,286	2.1%	8,488	1,250	9,738	2.1%
Joint facilities	12,573	2.6%	10,803	1,268	12,071	2.6%
Other expenses	31,077	6.3%	27,697	4,408	32,105	7.0%
Net gain on sale of assets	(1,696)	-0.3%	—	(20)	(20)	0.0%
Impairment of assets	3,420	0.7%	—	—	—	0.0%
Depreciation and amortization	39,359	8.1%	32,082	4,272	36,354	7.9%

Total operating expenses	408,580	83.6%	344,679	54,944	399,623	86.8%

Operating income (loss)	$79,877	16.4%	$61,911	$(1,400)	$60,511	13.2%

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

				Combined Period Ended December 31, 2007
	Year Ended December 31, 2008			(Non-GAAP)
		Selling,	Total		Selling,	Total
		General and	Operating		General and	Operating
	Transportation	Administrative	Expenses	Transportation	Administrative	Expenses
Operating expenses:
Labor and benefits	$82,614	$58,146	$140,760	$84,241	$52,357	$136,598
Equipment rents	44,337	453	44,790	53,874	446	54,320
Purchased services	22,606	15,819	38,425	21,932	11,597	33,529
Diesel fuel	68,619	38	68,657	56,322	4	56,326
Casualties and insurance	13,499	7,430	20,929	21,177	7,425	28,602
Materials	9,129	1,157	10,286	8,702	1,036	9,738
Joint facilities	12,573	—	12,573	12,071	—	12,071
Other expenses	14,164	16,913	31,077	11,332	20,773	32,105
Net gain on sale of assets	—	—	(1,696)	—	—	(20)
Impairment of assets	—	—	3,420	—	—	—
Depreciation and amortization	—	—	39,359	—	—	36,354

Total operating expenses	$267,541	$99,956	$408,580	$269,651	$93,638	$399,623

     Operating expenses increased to $408.6 million in the year ended December 31, 2008, from $399.6 million in the year ended December 31, 2007. The operating ratio was 83.6% in 2008 compared to 86.8% in 2007. The net decrease in the operating ratio was primarily due to cost saving initiatives, which included a reduction of locomotive lease expense and decreased casualties and insurance expense, in addition to a decrease in stock compensation expense, partially offset by higher diesel fuel prices in the year ended December 31, 2008 as compared to the same period in 2007. The 2008 operating expenses also include $6.1 million of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. These costs are included within labor and benefits ($4.2 million), purchased services ($1.4 million) and other expenses ($0.5 million).
     The net increase in operating expenses is due to the following:
•    Labor and benefits expense increased $4.2 million, or 3% primarily due to termination benefits related to the restructuring and relocation of corporate headquarters from Boca Raton, Florida to Jacksonville, Florida in 2008, partially offset by lower health insurance costs in 2008 and higher restricted stock amortization in 2007 from the accelerated vesting of restricted shares triggered by a change in control clause as a result of the Fortress acquisition;
•    Equipment rents expense decreased $9.5 million, or 18% primarily as a result of purchasing locomotives that were previously leased under operating agreements;
•    Purchased services expense increased $4.9 million, or 15% primarily due to consulting fees incurred in connection with the restructuring and relocation mentioned above;
•    Diesel fuel expense increased $12.3 million, or 22% primarily due to higher average fuel costs of $3.22 per gallon in 2008 compared to $2.32 per gallon in 2007, resulting in a $18.6 million increase in fuel expense in the year ended December 31, 2008, partially offset by a favorable consumption variance of $6.4 million;
•    Casualties and insurance expense decreased $7.7 million, or 27% primarily due to an accrual of $3.0 million recorded in 2007 related to the IORY Styrene incident and a decrease in FRA personal injuries to 25 in the year ended December 31, 2008 from 32 in the year ended December 31, 2007. Our FRA personal injury frequency ratio was 1.70 at December 31, 2008, compared to 2.06 at December 31, 2007;
•    Materials, Joint facilities and Other expenses were relatively flat;
•    Asset sales resulted in a net gain of $1.7 million compared to a net gain of $0.02 million in the year ended December 31, 2008 and 2007, respectively.
•    The year ended December 31, 2008 includes impairment charges of $3.4 million related to the former corporate headquarters building located in Boca Raton, Florida and to disposed surplus locomotives; and
•    Depreciation and amortization expense increased as a percentage of operating revenue to 8.1% in the year ended December 31, 2008, from 7.9% in the year ended December 31, 2007 due to the capitalization and depreciation of 2008 capital projects.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $15.4 million to $61.7 million for the year ended December 31, 2008, from $46.3 million in the year ended December 31, 2007. This increase is primarily due to an increase in the effective interest rate on our debt in the third quarter of 2008, which includes interest expense on our interest rate swaps and the amortization of deferred financing costs and the increase in our long term debt balance as a result of the merger transaction in 2007. The interest rate on the bridge credit facility increased to LIBOR plus 4% from LIBOR plus 2.25%, effective July 1, 2008 as part of the amendment to extend the maturity of the loan. The amortization of deferred financing costs increased from the prior year as a result of incurring deferred financing costs associated with the bridge credit facility and for the 2008 amendment and extension, which are amortized over a shorter period of time than the previous deferred financing costs as a result of the shorter maturity of the credit agreement. The year ended December 31, 2007, includes a month and a half of interest on a term loan balance of approximately $388 million, which increased to $625 million on February 14, 2007 under the bridge credit facility agreement. Interest expense includes $10.1 million and $2.9 million of amortization costs for the periods ended December 31, 2008 and 2007, respectively.
     Other Income (Loss). Other income (loss) primarily relates to foreign exchange gains or losses associated with the U.S. dollar term borrowings held by one of our Canadian subsidiaries. For the year ended December 31, 2008 the exchange rates decreased, resulting in a foreign exchange loss of $8.3 million, while the increase in the foreign exchange rates in the prior year resulted in a foreign exchange gain of $7.0 million.
     Income Taxes. Our effective income tax rates for the years ended December 31, 2008 and 2007 for continuing operations were a benefit of 5.3% and 14.6%, respectively. The rates for the years ended December 31, 2008 and 2007 both included a federal tax benefit of approximately $16 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008. The rate for the year ended December 31, 2008 included the tax effects for repatriation of Canadian earnings, an interest adjustment related to our Australian tax reserve, an increase of the valuation allowance against certain deferred tax assets and the revaluation of deferred taxes for change in tax laws and change in estimated state apportionment factors. Cash taxes paid were $6.7 million and $2.9 million in the years ended December 31, 2008 and 2007, respectively.
     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. In 2008, we settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million, after tax, through the gain on disposal of discontinued operations.
     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). During the years ended December 31, 2008 and 2007, we incurred additional consulting costs associated with the sale of Freight Australia of $1.9 million or $1.3 million, after tax, and $1.1 million or $0.8 million, after tax, related to the ATO audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. In addition, we recognized foreign exchange gains of $4.0 million or $2.8 million, after tax, on tax reserves established in conjunction with the ATO audit during the period ended December 31, 2008.
     In December 2009, we completed a transaction to terminate the lease of the OVRR line for CAD $73 million ($68.6 million). Income from operations of the discontinued business was $4.1 million and $4.2 million, after tax, during the years ended December 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the year ended December 31, 2009, there was a net cash inflow from operations of $9.5 million primarily due to cash flow generated by operations being offset by cash payments made for the termination of the interest rate swap and the payment of accrued interest of $55.8 million and $8.7 million, respectively, in conjunction with the repayment of the bridge credit facility in June 2009. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency.
Operating Activities
     Cash provided by operating activities was $9.5 million for the year ended December 31, 2009, compared to $83.6 million for the year ended December 31, 2008. The decrease in cash flows from operating activities was primarily due to the termination of the existing interest rate swap in connection with the repayment of the bridge credit facility in June 2009 and timing of interest payments.
     Cash provided by operating activities was $83.6 million and $66.2 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash flows from operating activities from 2007 to 2008 was primarily due to an increase in operating income and a more timely collection of accounts receivable in 2008.
Investing Activities
     Cash provided by (used in) investing activities was $42.2 million for the year ended December 31, 2009, compared to $(45.7) million for the year ended December 31, 2008. The increase in cash provided was primarily due to the termination of the OVRR lease agreement for $68.6 million and the sale of the Coos Bay Line to the Port of Coos Bay for $16.6 million. Capital expenditures were $47.8 million in the year ended December 31, 2009, compared to $61.3 million in the year ended December 31, 2008. Asset sale/disposition proceeds were $90.3 million for the year ended December 31, 2009 compared to $17.4 million for the year ended December 31, 2008, primarily due to the termination of the OVRR lease agreement and the sale of the Coos Bay Line.

     Cash used in investing activities was $45.7 million and $1,155.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease in cash used in investing activities from 2007 to 2008 was primarily due to the acquisition of RailAmerica by private equity funds managed by an affiliate of Fortress in February 2007, which resulted in $1,087.5 million of payments to common shareholders and repayment of the old senior credit facility. Capital expenditures were $61.3 million and $70.9 million in the years ended December 31, 2008 and 2007, respectively. Asset sale proceeds were $17.4 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. Asset sale proceeds in 2008 were primarily due to the sale of the former corporate headquarters in Boca Raton, Florida. Asset sale proceeds in 2007 were primarily from land and easements sales that occurred throughout the year.
Financing Activities
     Cash provided by (used in) financing activities was $111.2 million for the year ended December 31, 2009, compared to $(24.8) million in the year ended December 31, 2008. The cash provided by financing activities in the year ended December 31, 2009 was due to the common stock proceeds generated from the initial public offering in October 2009 and the issuance of the 9.25% senior secured notes, partially offset by the cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. The cash used in financing activities during the year ended December 31, 2008 was primarily due to the amendment fee paid in conjunction with the extension of the bridge credit facility and the repayment of the mortgage on the corporate headquarters building sold during the third quarter of 2008.
     Cash (used in) provided by financing activities was $(24.8) million and $1,091.4 million during the years ended December 31, 2008 and 2007, respectively. The cash used in financing activities during 2008 was primarily for the amendment fee paid in the third quarter of 2008 related to the bridge credit facility and the repayment of the mortgage on the corporate headquarters building sold during the third quarter of 2008. The cash provided by financing activities in 2007 was primarily due to the acquisition of RailAmerica by investment funds managed by an affiliate of Fortress in February 2007. At that time, we entered into a new bridge credit facility agreement, as described below, and received a capital contribution.
Working Capital
     As of December 31, 2009, we had working capital of $202.2 million, including cash on hand of $190.2 million, and approximately $17.1 million of availability under the ABL Facility (as defined below), compared to working capital of $19.4 million, including cash on hand of $27.0 million, and $25.0 million of availability under our prior revolving credit facility at December 31, 2008. The working capital increase at December 31, 2009, compared to December 31, 2008, is primarily due to the increase in cash from the initial public offering and the cash proceeds from the termination of the OVRR lease. In June 2009, we declared and paid a cash dividend in the amount of $20.0 million to our common stockholders.
     Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements. We expect to continue to sufficiently meet our ongoing operating requirements with our cash flows from operations and borrowings under the ABL Facility.
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
     On November 16, 2009, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.
     On November 2, 2009, we commenced an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer expired on December 2, 2009.
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2009, we had no outstanding balance under the ABL Facility and approximately $17.1 million of undrawn availability, taking into account borrowing base limitations.
Covenants to Senior Secured Notes and ABL Facility
     The indenture governing the senior secured notes contains certain limitations and restrictions on us and our restricted subsidiaries’ (as of the date of this report, all of our subsidiaries were restricted subsidiaries) ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments or loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all or substantially all of our assets or our guarantor’s assets or merge with or into another company.
     The covenants are subject to important exceptions and qualifications described below.
     We and our restricted subsidiaries are prohibited from incurring or issuing additional indebtedness and disqualified stock and its restricted subsidiaries are prohibited from issuing preferred stock unless our fixed charge coverage ratio, defined as Adjusted EBITDA less capital expenditures divided by fixed charges, for the most recently ended four full fiscal quarters would have been at least 2.00 to 1.00 on a pro forma basis. In addition, we may, among other things, incur certain credit facilities debt not to exceed the greater of (i) $60 million and (ii) the borrowing base; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as we would be permitted to incur at least an additional $1 of indebtedness under its fixed charge ratio or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.
     Furthermore, we and our restricted subsidiaries are prohibited from purchasing or redeeming capital stock; making certain investments, paying dividends or making other payments or loans or transfers property, unless we could incur an additional dollar of indebtedness under our fixed charge ratio and such payment is less than 50% of our consolidated net income plus certain other items that increase the size of the payment basket. In addition, we may, among other things, make any payment from the proceeds of a capital contribution or concurrent offering of equity interests of us; make stock buy-backs from current and former employees/directors in an amount to not exceed $5 million per year, subject to carryover of unused amounts into subsequent years (capped at $10 million in any year) and subject to increase for cash proceeds from certain equity issuances to employees/directors and cash proceeds from key man life insurance; make investments in unrestricted subsidiaries in an amount not to exceed (i) $10 million and (ii) 0.75% of total assets; pay dividends following a public offering up to 6% per annum of the net proceeds received by the us; make any payments up to $25 million. Moreover, we may make investments in an amount not to exceed the greater of (i) $25 million and (ii) 2.0% of total assets, investments in a similar business not to exceed the greater of (i) 50 million and (ii) 3% of total assets and advances to employees not in excess of $5 million.

     Adjusted EBITDA, as defined in the indenture governing the senior secured notes, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.
     The following table sets forth the reconciliation of Adjusted EBITDA from our cash flow from operating activities (in thousands):

	Successor			Predecessor
			February 15th,	January 1,
	Year Ended	Year Ended	2007 through	2007 through
	December 31,	December 31,	December 31,	February 14th,
	2009	2008	2007	2007
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash (used in) provided by operating activities	$9,540	$83,572	$67,931	$(1,763)
Changes in working capital accounts	32,790	(11,524)	(10,779)	5,965
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(52,340)	(49,118)	(36,447)	(4,917)
Amortization of swap termination costs	(16,616)	—	—	—
Net gain (loss) on sale or disposal of properties	26,826	1,738	(1,141)	27
Foreign exchange gain (loss) on debt	1,160	(8,260)	7,048	—
Swap termination costs	55,750	—	—	—
Loss on extinguishment of debt	(9,499)	—	—	—
Equity compensation costs	(10,712)	(3,042)	(1,178)	(3,524)
Deferred income taxes	(21,057)	3,161	8,068	(1,105)

Net income (loss)	15,842	16,527	33,502	(5,317)

Add: Discontinued operations income/gain	(21,377)	(6,895)	(3,385)	(9)

Income (loss) from continuing operations	(5,535)	9,632	30,117	(5,326)
Add:
Provision for (benefit from) income taxes	(8,539)	(481)	(4,086)	930
Interest expense, including amortization costs	86,878	61,718	43,009	3,280
Depreciation and amortization	41,804	39,359	32,082	4,272

EBITDA	114,608	110,228	101,122	3,156
Add:
Impairment of assets	—	3,420	—	—
Equity compensation costs	10,712	3,042	1,178	3,524
Foreign exchange (gain) loss on debt	(1,160)	8,260	(7,048)	—
Loss on extinguishment of debt	9,499	—	—	—
Non-recurring headquarter relocation costs	1,403	6,089	—	—

Adjusted EBITDA	$135,062	$131,039	$95,252	$6,680

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
     The ABL Facility includes customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) investments and loans, (iii) dividends and other payments with respect to capital stock, (iv) redemption and repurchase of capital stock, (v) mergers, acquisitions and asset sales, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, if availability under the ABL Facility is below $15.0 million, we will be subject to a minimum fixed charge coverage ratio of 1.1 to 1.0.

$650 million Bridge Credit Facility
     As part of the merger transaction in which we were acquired by certain private equity funds managed by affiliates of Fortress we terminated the commitments under our former amended and restated credit agreement and repaid all outstanding loans and other obligations in full under this agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, we entered into a $650 million bridge credit facility agreement. The facility consists of a $587 million U.S. dollar term loan commitment and a $38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a $20 million U.S. dollar tranche and a $5 million Canadian dollar tranche. We entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at our option. Under the amended bridge credit facility agreement, the term loans and revolving loans paid interest at LIBOR plus 4.0%. The bridge credit facility agreement originally matured on August 14, 2008, and as such, the outstanding loan balance under this agreement was reflected as a current liability at December 31, 2007. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%.
     In November 2008, we entered into Amendment No. 1 to the amended bridge credit facility agreement which permitted us to enter into employee and office space sharing agreements with affiliates and included a technical amendment to the definitions of interest coverage ratio and interest expense.
     The U.S. and Canadian dollar term loans and the U.S. and Canadian dollar revolvers were collateralized by the assets of and guaranteed by us and most of our U.S. and Canadian subsidiaries. The loans were provided by a syndicate of banks with Citigroup Global Markets, Inc. and Morgan Stanley Senior Funding, Inc., as co-lead arrangers, Citicorp North America, Inc., as administrative agent and collateral agent and Morgan Stanley Senior Funding, Inc. as syndication agent.
Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.3 million was recognized during the year ended December 31, 2009 for the portion of the hedge deemed ineffective. Interest expense of $0.5 million was recognized during the year ended December 31, 2008 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As of December 31, 2009, accumulated other comprehensive loss included $27.1 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $21.4 million, or $13.3 million, net of tax.
     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005 through November 24, 2008. Under the terms of the interest rate swaps, we were required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2008 or December 31, 2009. Interest expense of $0.5 million and $0.4 million was recognized during the years ended December 31, 2008 and December 31, 2007, respectively, for the portion of the hedge deemed ineffective.
     On November 30, 2004, we entered into an interest rate swap for a notional amount of $100 million for the period commencing November 25, 2005 through November 24, 2007. The swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.05% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. This interest rate swap terminated as planned on November 24, 2007, and thus had no fair value at December 31, 2008 or December 31, 2009. Interest expense of $0.8 million was recognized during the period ended December 31, 2007 for the portion of the hedge deemed ineffective.

     For derivative instruments in an asset position, we analyze the credit standing of the counterparty and factor it into the fair value measurement. Fair Value Measurements and Disclosures Topic, ASC 820, states that the fair value of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of our credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.
Off-Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Contractual Obligations
     Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our long-term debt, and our existing lease obligations as of December 31, 2009 (in thousands):

					After
	Total	2010	2011-2012	2013-2014	2014
Senior secured notes	$666,000	$—	$—	$—	$666,000
Other long term debt	2,923	390	673	640	1,220
Interest payments on senior secured notes	462,038	61,605	123,210	123,210	154,013
Interest payments on long term debt	842	174	291	216	161
Capital lease obligations	758	278	480	—	—
Operating lease obligations	64,841	19,173	18,799	6,330	20,539

Total contractual cash obligations(1)	$1,197,402	$81,620	$143,453	$130,396	$841,933

(1)	There were no material purchase obligations outstanding as of December 31, 2009. Table excludes any reserves for income taxes under Income Taxes Topic, ASC 740-10-25, because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits beyond 2009. As of December 31, 2009, our reserves for income taxes totaled approximately $6.8 million.
Critical Accounting Policies and Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially differing from the estimates. The factors impacting management’s estimates are set forth below.
     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, deferred income taxes, property, plant and equipment depreciation methods and goodwill and intangible assets.
     In accordance with Contingencies Topic, ASC 450, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired and can be reasonably estimated. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in our statements of operations in the period of the change.
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

     Property, plant and equipment comprised 60% of our total assets as of December 31, 2009. These assets are stated at cost, less accumulated depreciation. We use the group method of depreciation under which a single depreciation rate is applied to the gross investment in our track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, we review the carrying value of goodwill or any intangible asset whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. Management assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. Specifically, we test for impairment in accordance with Intangibles- Goodwill and Other Topic, ASC 350. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. The determination of fair value involves significant management judgment. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Impairments are recognized when incurred.
     For the indefinite-lived intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has certain railroad leases that are recorded as indefinite-lived intangible assets.
     No circumstances have occurred to indicate an impairment and management believes that goodwill and the indefinite-lived intangible assets are not impaired based on the results of the annual impairment test. However, a change in circumstances in the future that may negatively impact cash flows including, but not limited to, a loss of a key customer, a significant reduction in the forecast of a reporting unit’s carloadings, regulatory or legislative changes or a decrease in our market capitalization could result in an interim impairment test. The result of such an impairment test could result in the write-off of goodwill or indefinite lived intangible assets in a future accounting period.
     For a complete description of our accounting policies, see Note 1 to our consolidated financial statements.
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC” and also known collectively as the “Codification”) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10-65-1(a), requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, including cash equivalents, and long-term debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of December 31, 2009, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During 2009, the Canadian dollar increased 16% in value in comparison to the U.S. dollar. The average rate for the year ended 2009, however, was 9% lower than it was for 2008. The decrease in the average Canadian dollar exchange rate led to a decrease of $2.6 million in reported revenue and a $1.8 million decrease in reported operating income in 2009, compared to 2008. A 10% unfavorable change in the 2009 average exchange rate would have negatively impacted 2009 revenue by $4.0 million and operating income by $1.2 million.
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
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 7.8% of total operating revenues during the year ended December 31, 2009. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.
     Counterparty Risk. We monitor our hedging positions and the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Consolidated Financial Statements of RailAmerica, the accompanying notes thereto and the report of the independent registered certified public accounting firm are included as part of this Form 10-K and immediately follow the signature page of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     DISCLOSURE CONTROLS AND PROCEDURES. Based on an evaluation by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.
     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION
     Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships and related transactions, and director independence, is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The financial statements filed as part of this report are listed separately in the Index of Financial Statements on page F-1 of this report.

(b)	Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to RailAmerica, Inc.’s Form S-4 filed on October 20, 2009).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to RailAmerica, Inc.’s Form S-4 filed on October 20, 2009).

4.1	Stockholders Agreement by and between RailAmerica, Inc. and RR Acquisition Holding, LLC (incorporated by reference to Exhibit 4.1 to RailAmerica, Inc.’s Form S-4 filed on October 20, 2009).

4.2	Indenture, dated as of June 23, 2009, by and between RailAmerica, Inc., the guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to RailAmerica, Inc.’s Form S-1 filed on July 27, 2009).

4.3	Form of 9.25% Notes due 2017 (included in Exhibit 4.2).

10.1	Credit Agreement, dated as of June 23, 2009, among RailAmerica, Inc., RailAmerica Transportation Corp., the several lenders from time to time parties thereto, Citicorp North America, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to RailAmerica, Inc.’s Form S-1 filed on September 1, 2009).

10.2	RailAmerica, Inc. 2008 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 filed on September 22, 2009).+

10.3	RailAmerica, Inc. 2009 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to RailAmerica, Inc.’s Form S-8 filed on October 13, 2009).+

10.4	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 filed on September 22, 2009).

10.5	Form of Management Shareholder Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.6	Form of Amended and Restated Restricted Share Agreement for Bonus Restricted Shares under the RailAmerica, Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.7	Form of Director Restricted Share Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.8	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and John Giles (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.9	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Clyde Preslar (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.10	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and David Rohal (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.11	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Paul Lundberg (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.12	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Charles Patterson (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

Exhibit
No.	Description
10.13	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Scott Williams (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.14	Form of FECR Rail Corp. Consulting Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.15	Form of FECR Rail Corp. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.16	Form of Florida East Coast Industries, Inc. Consulting Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

10.17	Form of Florida East Coast Industries, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 filed on September 29, 2009).+

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to RailAmerica, Inc.’s Form S-4 filed on October 20, 2009).

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

+	Executive Compensation Plan or Arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
By:	/s/ B. CLYDE PRESLAR
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

Dated: March 26, 2010
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ JOHN E. GILES	President and Chief Executive Officer	March 26, 2010

John E. Giles	(Principal Executive Officer)

/s/ WESLEY R. EDENS	Chairman of the Board of Directors	March 26, 2010

Wesley R. Edens

/s/ JOSEPH P. ADAMS JR.	Deputy Chairman of the Board of Directors	March 26, 2010

Joseph P. Adams, Jr.

/s/ PAUL R. GOODWIN	Director	March 26, 2010

Paul R. Goodwin

/s/ VINCENT T. MONTGOMERY	Director	March 26, 2010

Vincent T. Montgomery

/s/ ROBERT SCHMIEGE	Director	March 26, 2010

Robert Schmiege

/s/ RANDY T. PIANIN	Vice President and Corporate Controller	March 26, 2010

Randy T. Pianin	(Principal Accounting Officer)

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets — For the Successor periods as of December 31, 2009 and December 31, 2008	F-3

Consolidated Statements of Operations — For the Successor Periods January 1, 2009 through December 31, 2009, January 1, 2008 through December 31, 2008 and February 15, 2007 through December 31, 2007, and Predecessor Period January 1, 2007 through February 14, 2007
F-4

Consolidated Statements of Stockholders’ Equity —For the Successor periods ended December 31, 2009, December 31, 2008 and December 31, 2007, and the Predecessor period ended February 14, 2007	F-5

Consolidated Statements of Cash Flows — For the Successor Periods January 1, 2009 through December 31, 2009, January 1, 2008 through December 31, 2008 and February 15, 2007 through December 31, 2007 and for the Predecessor Period January 1, 2007 through February 14, 2007
F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
RailAmerica, Inc.
We have audited the accompanying consolidated balance sheets of RailAmerica, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and December 31, 2008, the consolidated statements of operations, stockholders’ equity, and cash flows for the period February 15, 2007 to December 31, 2007 (Successor), and the consolidated statements of operations, stockholders’ equity, and cash flows for the period January 1, 2007 to February 14, 2007 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RailAmerica, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and December 31, 2008, the consolidated results of their operations and their cash flows for the period February 15, 2007 to December 31, 2007 (Successor), and the consolidated results of their operations, and their cash flows for the period January 1, 2007 to February 14, 2007 (Predecessor) in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company changed its method for accounting for uncertainty for income taxes in 2007.
/s/ Ernst & Young LLP
Independent Certified Public Accountants
March 26, 2010
Jacksonville, Florida

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor Company
	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$190,218	$26,951
Accounts and notes receivable, net of allowance of $4,557 and $3,338, respectively	66,619	76,384
Current deferred tax assets	12,697	5,854
Other current assets	21,958	18,480

Total current assets	291,492	127,669
Property, plant and equipment, net	952,527	953,604
Intangible assets	136,654	172,859
Goodwill	200,769	199,754
Other assets	17,187	16,561

Total assets	$1,598,629	$1,470,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$669	$899
Accounts payable	53,948	56,058
Accrued expenses	34,675	51,349

Total current liabilities	89,292	108,306
Long-term debt, less current maturities	3,013	628,681
Senior secured notes	640,096	—
Deferred income taxes	185,002	144,748
Other liabilities	21,895	117,192

Total liabilities	939,298	998,927

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,364,306 shares issued and outstanding at December 31, 2009; and 43,531,272 shares issued and outstanding at December 31, 2008	544	435
Additional paid in capital and other	630,653	470,578
Retained earnings	46,386	50,029
Accumulated other comprehensive loss	(18,252)	(49,522)

Total stockholders’ equity	659,331	471,520

Total liabilities and stockholders’ equity	$1,598,629	$1,470,447

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	Successor Company			Company
	For the Year	For the Year	February 15,	January 1,
	Ended	Ended	2007 through	2007 through
	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
	(In thousands, except per share data)
Operating revenue	$410,603	$488,457	$406,590	$53,544
Operating expenses:
Transportation	179,338	267,541	227,337	42,314
Selling, general and administrative	107,641	99,956	85,260	8,378
Net loss (gain) on sale of assets	899	(1,696)	—	(20)
Impairment of assets	—	3,420	—	—
Depreciation and amortization	41,804	39,359	32,082	4,272

Total operating expenses	329,682	408,580	344,679	54,944

Operating income (loss)	80,921	79,877	61,911	(1,400)

Interest expense, including amortization costs of $26,889, $10,083, $2,880 and $68, respectively	(86,878)	(61,718)	(43,009)	(3,280)
Other income (loss)	(8,117)	(9,008)	7,129	284

Income (loss) from continuing operations before income taxes	(14,074)	9,151	26,031	(4,396)

Provision for (benefit from) income taxes	(8,539)	(481)	(4,086)	930

Income (loss) from continuing operations	(5,535)	9,632	30,117	(5,326)

Discontinued operations:
Gain (loss) on disposal of discontinued business (net of income taxes (benefit) of $10,696, $697, $(385), and $0, respectively)	17,040	2,764	(756)	—
Income from operations of discontinued business (net of income taxes of $2,136, $2,080, $2,338 and $5, respectively)	4,337	4,131	4,141	9

Net income (loss)	$15,842	$16,527	$33,502	$(5,317)

Dividends declared and paid per common share	$0.46	$—	$—	$—

Basic earnings (loss) per common share:
Continuing operations	$(0.11)	$0.22	$0.70	$(0.14)
Discontinued operations	0.46	0.16	0.08	—

Net income (loss)	$0.35	$0.38	$0.78	$(0.14)

Diluted earnings (loss) per common share:
Continuing operations	$(0.11)	$0.22	$0.70	$(0.14)
Discontinued operations	0.46	0.16	0.08	—

Net income (loss)	$0.35	$0.38	$0.78	$(0.14)

Weighted average common shares outstanding:
Basic	45,979	43,443	42,950	39,104
Diluted	45,979	43,443	42,950	39,104
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated
	Number of		Paid-in		Other
	Shares	Par	Capital	Retained	Comprehensive
	Issued	Value	and Other	Earnings	Income (Loss)	Total
	(In thousands)
Predecessor Company
Balance, January 1, 2007	39,541	$40	$339,684	$104,271	$28,254	$472,249

Net loss	—	—	—	(5,317)	—	(5,317)
Change in market value of derivative instruments, net	—	—	—	—	(162)	(162)
Actuarial loss associated with pension and postretirement benefit plans	—	—	—	—	(181)	(181)
Cumulative translation adjustments	—	—	—	—	(945)	(945)

Total comprehensive loss						(6,605)

Adjustment to opening retained earnings for ASC 740 adoption	—	—	—	(3,855)	—	(3,855)
Issuance of common stock	12	—	113	—	—	113
Stock based compensation	(3)	—	3,492	—	—	3,492
Exercise of stock options	9	—	100	—	—	100

Balance, February 14, 2007	39,559	$40	$343,389	$95,099	$26,966	$465,494

Successor Company
Net income	—	—	—	33,502	—	33,502
Change in market value of derivative instruments, net	—	—	—	—	(16,907)	(16,907)
Actuarial gain associated with pension and postretirement benefit plans	—	—	—	—	219	219
Cumulative translation adjustments	—	—	—	—	26,741	26,741

Total comprehensive income						43,555

Issuance of common stock	42,186	422	464,578	—	—	465,000
Contribution of interest rate swap	—	—	3,644	—	—	3,644
Stock based compensation	1,013	10	540	—	—	550

Balance, December 31, 2007	43,199	$432	$468,762	$33,502	$10,053	$512,749

Net income	—	—	—	16,527	—	16,527
Change in market value of derivative instruments, net	—	—	—	—	(25,812)	(25,812)
Actuarial gain associated with pension and postretirement benefit plans	—	—	—	—	1,019	1,019
Cumulative translation adjustments	—	—	—	—	(34,782)	(34,782)

Total comprehensive loss						(43,048)

Other equity contributions	71	1	1,049	—	—	1,050
Stock repurchases	(5)	—	(23)	—	—	(23)
Stock based compensation	266	2	790	—	—	792

Balance, December 31, 2008	43,531	$435	$470,578	$50,029	$(49,522)	$471,520

Net income	—	—	—	15,842	—	15,842
Change in market value of derivative instruments, net	—	—	—	—	5,322	5,322
Amortization of terminated swap costs, net	—	—	—	—	10,303	10,303
Actuarial loss associated with pension and postretirement benefit plans	—	—	—	—	(843)	(843)
Cumulative translation adjustments	—	—	—	—	16,488	16,488

Total comprehensive income						47,112

Issuance of common stock	10,500	105	143,018	—	—	143,123
Dividends paid to common stockholders	—	—	—	(19,485)	—	(19,485)
Other equity contributions	—	—	819	—	—	819
Stock repurchases	(49)	—	(685)	—	—	(685)
Stock based compensation	382	4	16,923	—	—	16,927

Balance, December 31, 2009	54,364	$544	$630,653	$46,386	$(18,252)	$659,331

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Successor Company			Company
			February 15,	January 1,
	Year Ended	Year Ended	2007 through	2007 through
	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,842	$16,527	$33,502	$(5,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	52,340	49,118	36,447	4,917
Amortization of swap termination costs	16,616	—	—	—
Net (gain) loss on sale or disposal of properties	(26,826)	(1,738)	1,141	(27)
Foreign exchange loss (gain) on debt	(1,160)	8,260	(7,048)	—
Swap termination costs	(55,750)	—	—	—
Loss on extinguishment of debt	9,499	—	—	—
Equity compensation costs	10,712	3,042	1,178	3,524
Deferred income taxes and other	21,057	(3,161)	(8,068)	1,105
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	10,873	12,257	(14,225)	840
Other current assets	(3,093)	(5,861)	(3,677)	2,104
Accounts payable	(3,122)	(5,016)	6,947	(6,822)
Accrued expenses	(16,677)	7,196	19,582	(2,058)
Other assets and liabilities	(20,771)	2,948	2,152	(29)

Net cash provided by (used in) operating activities	9,540	83,572	67,931	(1,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(47,789)	(61,282)	(65,400)	(5,545)
Proceeds from sale/disposition of assets	90,340	17,367	2,764	97
Deferred acquisition/disposition costs and other	(355)	(1,736)	—	—
Acquisition, net of cash acquired	—	—	(1,087,451)	—

Net cash provided by (used in) investing activities	42,196	(45,651)	(1,150,087)	(5,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	625,000	37,601
Proceeds from issuance of senior secured notes	709,830	—	—	—
Principal payments on long-term debt	(625,898)	(7,359)	(117)	(35,243)
Repurchase of senior secured notes	(76,220)	—	—	—
Capital contribution	—	—	465,000	—
Proceeds from exercise of stock options and warrants	—	—	—	100
Sale of common stock	143,123	635	3,735	—
Dividends paid to common stockholders	(19,485)	—	—	—
Deferred financing costs paid	(20,175)	(18,075)	(4,677)	—

Net cash provided by (used in) financing activities	111,175	(24,799)	1,088,941	2,458

Effect of exchange rates on cash	356	(1,558)	608	(24)

Net increase (decrease) in cash	163,267	11,564	7,393	(4,777)
Cash, beginning of period	26,951	15,387	7,994	12,771

Cash, end of period	$190,218	$26,951	$15,387	$7,994

Supplemental cash flow information:
Interest Paid	$72,641	$44,784	$40,241	$575
Income Taxes Paid	$3,416	$6,655	$2,779	$143
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
RailAmerica, Inc. (“RailAmerica” or the “Company”) is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.
On November 14, 2006, RR Acquisition Holding LLC, a Delaware limited liability company (“Holdings”) and RR Acquisition Sub Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Subsidiary”), both formed by investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) entered into an Agreement and Plan of Merger (“Agreement”) with RailAmerica, a Delaware corporation. On February 14, 2007 shortly after the approval of the proposed merger by the shareholders of RailAmerica, Subsidiary merged with and into RailAmerica, with RailAmerica continuing as the entity surviving the merger as a wholly-owned subsidiary of Holdings (the “Acquisition”).
On October 16, 2009, the Company completed an initial public offering of 22,000,000 shares of common stock at $15.00 per share. The Company sold 10,500,000 shares of common stock and Holdings sold 11,500,000 shares of common stock. Proceeds to the Company were $143.1 million net of the underwriters’ discount and expenses. The Company did not receive any proceeds from the sale of its common stock by Holdings.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of RailAmerica and all of its subsidiaries. All of RailAmerica’s consolidated subsidiaries are wholly-owned. All intercompany balances and transactions have been eliminated.
BASIS OF PRESENTATION
The statements of operations, stockholders’ equity and cash flows for the post acquisition activity subsequent to February 14, 2007 are defined as those of the “Successor Company” and are referred to as “the period ended December 31, 2007.” The financial statements as of and for the years ended December 31, 2009 and 2008 are also of the Successor Company. The statement of operations, stockholders’ equity and cash flows for the period of January 1, 2007 through February 14, 2007, are those of the “Predecessor Company” and are referred to as “the period ended February 14, 2007.”
USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Allowances for doubtful accounts are recorded by management based upon the Company’s analysis of accounts receivable aging, and specific identification of customers in financial distress, e.g., bankruptcy or poor payment record. Management reviews material past due balances on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered.

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$3,338	$2,384	$1,174
Provisions	1,601	1,297	2,008
Charges	(382)	(343)	(798)

Balance, end of year	$4,557	$3,338	$2,384

MATERIALS AND SUPPLIES
Materials and supplies, which are included in other current assets in the consolidated balance sheet, are stated principally at average cost, which is not in excess of replacement cost. Materials are stated at an amount which does not exceed estimated realizable value.
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, which is recorded at historical cost, is depreciated and amortized on a straight-line basis over their estimated useful lives. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition.
The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repairs and maintenance expenditures are charged to operating expense as incurred.
The Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment in its track assets. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. The Company periodically reviews, when impairment indicators are present, its assets for impairment by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on the excess of the recorded amounts over their estimated fair value, as measured by discounted cash flows. No circumstances have occurred to indicate the possibility of impairment.
The Company incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are capitalized. Research, preliminary project planning, operations, maintenance and training costs are charged to operating expense when the work is performed.
Depreciation has been computed using the straight-line method based on estimated useful lives as follows:

Buildings and improvements	20-33 years
Railroad track and ties	30-40 years
Railroad track improvements	3-10 years
Locomotives, transportation and other equipment	5-30 years
Office equipment and capitalized software	5-10 years
GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of RailAmerica.
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of goodwill or any intangible asset whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. Specifically, the Company tests for impairment in accordance with Intangibles- Goodwill and Other Topic, ASC 350. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. The determination of fair value involves significant management judgment. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Impairments are recognized when incurred. Management believes that goodwill is not impaired based on the results of the annual impairment test.

For the indefinite-lived intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has certain railroad leases that are recorded as indefinite-lived intangible assets.
AMORTIZABLE INTANGIBLE ASSETS
The Company has amortizable intangible assets recorded at the fair value of locomotive, railcar and railroad leases as well as customer relationships or contracts. These intangible assets are generally amortized on a straight-line basis over the contractual length of the lease or expected economic longevity of the customer relationship, the facility served, or the length of the customer contract. For amortizable intangible assets, Property, Plant and Equipment Topic, ASC 360, requires a company to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. No circumstances have occurred to indicate the possibility of impairment.
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
REVENUE RECOGNITION
The Company recognizes freight revenue after the freight has been moved from origin to destination, which is not materially different from the recognition of revenue as shipments progress due to the relatively short length of the Company’s railroads. Other revenue, which primarily includes demurrage, switching, and storage fees, is recognized when the service is performed.
FOREIGN CURRENCY TRANSLATION
The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders’ equity. Revenue and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2009 and 2008, accumulated other comprehensive income (loss) included $8.4 million of cumulative translation gains and $8.0 million of cumulative translation losses, respectively. For the years ended December 31, 2009 and 2008, other income (loss) included $1.2 million related to exchange rate gains and $8.3 million of exchange rate losses, respectively, on the U.S. dollar denominated debt formerly held by a Canadian entity that has the Canadian dollar as its functional currency.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC” and also known collectively as the “Codification”) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10-65-1(a), requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, including cash equivalents, and long-term debt. This standard built upon guidance related to fair value disclosures issued during 2007. These statements define fair value, provide guidance on fair value measurement and give companies the option to either report financial instruments and certain other items at fair value or disclose the fair value versus the carrying value in the footnotes for these items. RailAmerica was not materially impacted by these statements and has elected to disclose the fair value in the footnotes. (See Note 11, Fair Value of Financial Instruments)
The Company adopted Income Taxes Topic, ASC 740, at the beginning of fiscal year 2007 as it relates to accounting for uncertainty in income taxes (formerly known as FASB Interpretation No. 48, or FIN 48). This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also requires that the Company recognize in the financial statements the impact of a tax position, if that position more likely than not would not be sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of this topic were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings prior to the Acquisition (See Note 13, Income Tax Provision).
2. MERGER AND ACQUISITION TRANSACTION
As described in Note 1, Summary of Significant Accounting Policies, on February 14, 2007, RailAmerica and Fortress completed a merger in which RailAmerica was acquired by certain private equity funds managed by affiliates of Fortress.
Pursuant to the terms of the agreement, purchase consideration consisted of the shareholders of RailAmerica receiving $16.35 in cash for each share of RailAmerica common stock plus the assumption of the outstanding debt of the Predecessor Company. The Acquisition was financed through a $465 million capital infusion from Holdings consisting of 41,850,000 common shares at $11.11 per share and refinancing the Predecessor Company’s amended and restated term facility with a $650 million bridge credit facility (See Note 9). The total value of the transaction, including the cash payments to stockholders and option holders, refinancing of the existing debt, and acquisition related costs, was approximately $1.1 billion.
The following table details the payments made for the Acquisition (in thousands):

Common stockholders	$639,115
Payoff of existing debt and accrued interest	397,541
Payments to option and warrant holders	28,838
Transaction costs	10,721
Severance of executives	11,236

Cash paid for acquisition	$1,087,451

In accordance with Business Combinations Topic, ASC 805, the Acquisition was accounted for under the purchase method of accounting. Under this method of accounting, assets acquired and liabilities assumed were recorded on the Successor Company’s balance sheet at their estimated fair value. As a result of the Acquisition and the consideration paid goodwill was initially recorded on the Consolidated Balance Sheet of the Successor Company. The main drivers of the goodwill were the Company’s historical revenue growth rate, as well as expectations for future revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) growth from organic and strategic initiatives including synergies from further integration of processes across the RailAmerica network. These expectations of future business performance were key factors influencing the premium paid for the RailAmerica business. The goodwill associated with this Acquisition is not deductible for tax purposes. In 2008, the Company finalized the purchase price allocation which resulted in an adjustment to the fair value of acquired property, plant and equipment, related income tax liabilities and goodwill. The table below reflects the change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands).

Balance as of January 1, 2008	$189,502
Impact of change in foreign exchange rates	(15,447)
Additions for tax liability adjustments	17,400
Additions for fixed asset value adjustments	8,299

Balance at December 31, 2008	$199,754

Impact of change in foreign exchange rates	1,015

Balance at December 31, 2009	$200,769

3. EARNINGS PER SHARE
For the years ended December 31, 2009 and 2008 and the period ended December 31, 2007, basic and diluted earnings per share is calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
For the Predecessor period ended February 14, 2007, basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the same number of shares as the basic earnings per share calculation because potentially dilutive common shares arising out of 2.8 million stock options and warrants and 0.4 million unvested restricted shares are anti-dilutive due to the net loss.
The following is a summary of the income (loss) from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	Successor Company			Predecessor Company
			February 15,	January 1,
	For the	For the	2007	2007
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Income (loss) from continuing operations (basic and diluted)	$(5,535)	$9,632	$30,117	$(5,326)
Compensation expense recorded for dividends paid to unvested restricted shares, net of tax	307	—	—	—

Income (loss) from continuing operations available to common stockholders (basic and diluted)	$(5,228)	$9,632	$30,117	$(5,326)

Weighted average shares outstanding (basic)	45,979	43,443	42,950	39,104

4. STOCK-BASED COMPENSATION
Predecessor Company
The Predecessor Company had an incentive compensation plan under which employees and non-employee directors were granted options to purchase shares of the Company’s common stock at the fair market value at the date of grant. Options generally vested in two or three years and expired ten years from the date of the grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Predecessor Company’s common stock and other factors. The Predecessor used historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected lives, which represent the period of time that options granted are expected to be outstanding. The risk free interest rate was based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected lives. There were no stock options granted during 2007. All stock options that were outstanding as of February 14, 2007, were fully vested and redeemed at the $16.35 per share purchase price.
The Predecessor Company maintained an Employee Stock Purchase Plan under which all full-time employees could purchase shares of common stock subject to an annual limit of $25,000 at a price equal to 85% of the fair market value of a share of the Company’s common stock on certain dates during the year. For the stub period ended February 14, 2007, the Predecessor Company sold 12,576 shares of common stock to employees under this plan.
A summary of the status of stock options as of February 14, 2007, and changes during the period ended February 14, 2007, is presented below (aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
	Number of	Average	Aggregate	Remaining
	Outstanding	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
Outstanding at January 1, 2007	1,726,109	$10.28	$10,013	4.93

Granted	0	$0.00
Exercised	(9,250)	$10.77
Forfeited	(2,750)	$10.19

Outstanding at February 14, 2007	1,714,109	$10.28	$10,411	4.80

Exercisable at February 14, 2007	1,714,109

As part of the acquisition, all outstanding stock options were cancelled and paid out upon the acquisition date and have been included as part of the purchase price.
The total intrinsic value of options exercised during the period ended February 14, 2007 was $0.05 million.
     The Predecessor Company also had the ability to issue restricted shares under its incentive compensation plan. A summary of the status of restricted shares as of February 14, 2007, changes during the period then ended and the weighted average grant date fair values are presented below:

	Time Based		Performance Based		Deferred		Total
Balance at January 1, 2007	294,008	$10.68	104,836	$11.47	48,338	$11.41	447,182	$10.95

Granted	—	$0.00	—	$0.00	—	$0.00	—	$0.00
Vested	(293,483)	$10.68	(104,836)	$11.47	(48,338)	$11.41	(446,657)	$10.94
Cancelled	(525)	$11.44	—	$0.00	—	$0.00	(525)	$11.44

Balance at February 14, 2007	—	$0.00	—	$0.00	—	$0.00	—	$0.00

A summary of the fair value of the restricted shares vested during the period then ended is presented below:

	Time	Performance
Total Fair Value of Shares Vested	Based	Based	Deferred
	(In thousands)
January 1, 2007 through February 14, 2007	$4,798	$1,714	$790
Time based restricted stock awards were generally scheduled to vest over four to five years, although in some cases individual grants could have vested over one year, and were contingent on continued employment. The performance shares were to cliff vest at the end of three years based on achievement of compounded growth in earnings per share over a three year period. The deferred shares vested based upon years of service of the participating employee. During the period ended February 14, 2007, the Predecessor Company recognized compensation expense of approximately $3.5 million related to the triggered vesting of the time based, performance and deferred shares in connection with the Acquisition and subsequent change in control. No restricted stock awards were granted by the Predecessor Company during the period ended February 14, 2007.
During the period ended February 14, 2007, the Predecessor Company accepted 2,874 shares, in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
Successor Company
After the date of Acquisition and throughout 2007, 2008 and 2009, the Company entered into individual equity award agreements with employees, including executive officers, and consultants. During the period ended December 31, 2007, the Successor Company issued 832,500 time-based restricted shares to employees and 180,000 time-based restricted shares to consultants. During the year ended December 31, 2008, the Company issued 358,398 time-based restricted shares to employees. During the year ended December 31, 2009, the Company issued 401,647 time-based restricted shares to employees. The restricted shares granted to employees are scheduled to vest over three to five year periods, while the shares issued to outside consultants were scheduled to vest over a period of three years. The grant date fair values of the restricted shares are based upon the fair market value of the Company at the time of grant. Prior to the Company’s initial public offering in October 2009, the Company engaged an unrelated valuation specialist to perform a fair value analysis of the Company at the end of each quarter. In addition, as part of these equity award agreements, certain members of management purchased shares of common stock of the Company at fair market value on the date of purchase, while one was granted common shares with a value of $0.3 million during the year ended December 31, 2008.
Stock-based compensation expense related to restricted stock grants for the years ended December 31, 2009, 2008 and the period ended December 31, 2007 was $4.4 million, $2.7 million and $1.2 million, respectively. Due to certain repurchase provisions that were set at the grant date fair value in the equity award agreements entered into with employees, the granted restricted shares were accounted for as liabilities, rather than equity. However, as a result of the Company’s initial public offering in October 2009, these shares have been reclassified to equity as of December 31, 2009.
The repurchase provision that existed in the equity award agreements expired as of the initial public offering date. As a result, the Company recorded a charge of $6.3 million related to the value of these repurchase features as of the grant date during the year ended December 31, 2009. The value of the repurchase features was calculated using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of industry peer common stock. Expected lives, which represent the period of time that repurchase features were expected to be outstanding, were based on the anticipated amount of time between the grant date of the related equity award and the anticipated future initial public offering of the Company. The risk free interest rate was based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected lives.
At December 31, 2009, there was $13.3 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 2.24 years.
A summary of the status of restricted shares as of December 31, 2007, 2008 and 2009, and the changes during the periods then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at February 14, 2007	—	$0.00

Granted	1,012,500	$11.11
Vested	—	$0.00
Cancelled	—	$0.00

Balance at December 31, 2007	1,012,500	$11.11

Granted	358,398	$14.48
Vested	(177,480)	$11.11
Cancelled	(92,457)	$11.24

Balance at December 31, 2008	1,100,961	$12.20

Granted	401,647	$15.22
Vested	(196,362)	$12.11
Cancelled	(19,917)	$12.43

Balance at December 31, 2009	1,286,329	$13.10

5. DISCONTINUED OPERATIONS
Ottawa Valley Railway
During the fourth quarter of 2009, the Company entered into a transaction with Canadian Pacific Railway Company (“CP”) to terminate the lease of the Ottawa Valley Railway (“OVRR”) line. Under the terms of the agreement, the Company received CAD $73 million (U.S.$68.6 million) in gross proceeds. The Company will continue to maintain and operate certain sections of the CP-owned rail lines until dates in 2010 to be determined by CP as part of the wind down of operations. As a result of this transaction, the Company recorded a gain on disposal of discontinued operations of $26.8 million, or $4.1 million after tax. The results of operations for the OVRR line have been reclassified to discontinued operations on the consolidated financial statements.
The results of operations for the years ended December 31, 2009 and 2008, the period ended December 31, 2007 and the Predecessor period ended February 14, 2007 were as follows (in thousands):

	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Operating revenue	$15,172	$20,009	$17,564	$2,222

Operating income	6,473	6,170	6,466	9

Income from discontinued operations	6,473	6,211	6,479	14
Income tax provision	2,136	2,080	2,338	5

Income from discontinued operations, net of tax	$4,337	$4,131	$4,141	$9

Lahaina Kaanapali & Pacific Railroad
In the third quarter of 2007, the Successor Company entered into an agreement to sell all of the shares of its passenger train operations in Hawaii, the Lahaina Kaanapali & Pacific Railroad (“LKPR”), for $0.2 million in cash. An additional $0.2 million was received after closing to settle working capital adjustments. No gain or loss was recognized on the sale of the entity. The LKPR’s results of operations for the periods ended February 14, 2007 and December 31, 2007 were not material.
Alberta Railroad Properties
During the fourth quarter of 2005, the Predecessor Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. In 2008, the Company settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million, after income taxes, through the gain on sale of discontinued operations. During the year ended December 31, 2009, the Company recorded an adjustment of $0.2 million, or $0.2 million, after tax, as an adjustment to the gain on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
Freight Australia
In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). During the years ended December 31, 2008 and 2007, the Company incurred additional consulting costs associated with sale of Freight Australia of $1.9 million, or $1.3 million after income taxes, and $1.1 million, or $0.8 million after income taxes, respectively, related to the Australian Taxation Office (“ATO”) audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. In addition, the Company recognized foreign exchange gains of $4.0 million, or $2.8 million after income taxes, on tax reserves established in conjunction with the ATO audit during the year ended December 31, 2008. These amounts are reflected in the gain (loss) on sale of discontinued operations.
On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company has removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million related to the accrual of interest subsequent to the Company’s acquisition, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced its accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million after tax, during the year ended December 31, 2009.

6. OTHER BALANCE SHEET DATA
Other current assets consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Unbilled reimbursable projects	$15,434	$12,171
Other current assets	6,524	6,309

	$21,958	$18,480

Accrued expenses consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Accrued compensation and benefits	$12,028	$12,354
Accrued incident expense	8,322	10,236
Accrued interest expense	5	12,641
Other accrued liabilities	14,320	16,118

	$34,675	$51,349

Other long term liabilities consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Tax contingency reserves	$6,784	$29,995
Interest rate hedge liability	—	65,531
Other long term liabilities	15,111	21,666

	$21,895	$117,192

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Land	$185,991	$186,835
Buildings and improvements	5,367	4,975
Railroad track and improvements	781,702	761,051
Locomotives, transportation and other equipment	68,893	56,216

	1,041,953	1,009,077
Less: accumulated depreciation	(89,426)	(55,473)

	$952,527	$953,604

Depreciation expense, including amortization of assets recorded under capital leases, for the periods ended December 31, 2009, December 31, 2008, December 31, 2007, and February 14, 2007 was $34.3 million, $31.7 million, $25.3 million, and $4.0 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill, which totaled $200.8 million and $199.8 million as of December 31, 2009 and 2008, respectively, includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the Acquisition. See Note 2 for further information on the change in goodwill value during the year.
Perpetual railroad leases for trackage rights were considered indefinite-lived intangible assets and were assigned a value of $146.4 million at the Acquisition date. Definite-lived intangible asset classes were assigned the following amounts and weighted-average amortization periods (dollars in thousands):

		Weighted
	Value	Average Life
Intangible Asset Class	Assigned	(Years)
Customer Contracts	$24,495	5.3
Railroad Leases	9,835	16.8
Rolling stock Leases	2,107	4.5
Locomotive Leases	5,943	6.2
The following table provides the gross and net carrying amounts for each major class of intangible assets (in thousands):

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Customer contract intangibles	$24,495	$(13,657)	$10,838	$24,495	$(8,906)	$15,589
Railroad leases intangibles	9,835	(2,825)	7,010	9,835	(1,843)	7,992
Rolling stock leases intangibles	2,107	(1,648)	459	2,107	(1,115)	992
Locomotive leases intangibles	5,943	(3,776)	2,167	5,943	(2,578)	3,365
Non-amortizable intangible assets:
Railroad leases intangibles	114,685	—	114,685	143,426	—	143,426
Other intangible assets	1,495	—	1,495	1,495	—	1,495

Total intangible assets	$158,560	$(21,906)	$136,654	$187,301	$(14,442)	$172,859

The following table sets forth the amortization expense over the next five years (in thousands):

2010	$7,033
2011	5,483
2012	2,389
2013	680
2014	443
Thereafter	4,446

$20,474

The gross carrying value of non-amortizing railroad lease intangibles decreased by $28.7 million during the year ended December 31, 2009. This decrease was due to the termination of the OVRR lease, which was valued at $33.6 million, partially offset by $4.9 million of foreign exchange translation adjustments. The carrying value of the non-amortizing railroad lease intangibles decreased by $9.6 million during the year ended December 31, 2008 due to foreign exchange translation adjustments.

9. LONG-TERM DEBT AND LEASES
Long-term debt consists of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
9.25% Senior Secured Notes (net of original issue discount of $25,904)	$640,096	$—
Bridge Credit Facility:
U.S. Dollar Term Loan	—	587,000
Canadian Dollar Term Loan	—	38,000
U.S. Dollar Revolver	—	—
Canadian Dollar Revolver	—	—
Other long-term debt (including capital leases)	3,682	4,580

	643,778	629,580
Less: current maturities	669	899

Long-term debt, less current maturities	$643,109	$628,681

The aggregate annual maturities of long-term debt are as follows (in thousands):

2010	$669
2011	859
2012	294
2013	311
2014	329
Thereafter	667,220

$669,682

$740 Million 9.25% Senior Secured Notes
On June 23, 2009, the Company sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees. The notes are secured by first-priority liens on substantially all of the Company’s and the guarantors’ assets. The guarantors are defined essentially as the Company’s existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility, pay fees and expenses related to the offering and for general corporate purposes.
The Company may redeem up to 10% of the aggregate principal amount of the notes issued during any 12-month period commencing on the issue date at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem some or all of the notes at any time before July 1, 2013, at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium. In addition, prior to July 1, 2012, the Company may redeem up to 35% of the notes at a redemption price of 109.25% of their principal amount thereof plus accrued and unpaid interest, if any, with the proceeds from an equity offering. Subsequent to July 1, 2013, the Company may redeem the notes at 104.625% of their principal amount. The premium then reduces to 102.313% commencing on July 1, 2014 and then 100% on July 1, 2015 and thereafter. On November 16, 2009, the Company redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.
On November 2, 2009, the Company commenced an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer expired on December 2, 2009.
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2009, the Company had no outstanding balance under the Facility and approximately $17.1 million of undrawn availability, taking into account borrowing base limitations.
The ABL Facility and indenture governing the senior secured notes contain various covenants and restrictions that will limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes.
$650 Million Bridge Credit Facility
As part of the merger transaction in which the Company was acquired by certain private equity funds managed by affiliates of Fortress, the Company terminated the commitments under its former amended and restated credit agreement and repaid all outstanding loans and other obligations in full under this agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, the Company entered into a $650 million bridge credit facility agreement. The facility consisted of a $587 million U.S. dollar term loan commitment and a $38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a $20 million U.S. dollar tranche and a $5 million Canadian dollar tranche. The Company entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at its option. Under the amended bridge credit facility agreement, the term loans and revolving loans carried an interest rate of LIBOR plus 4.0%. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%. The outstanding borrowings under this facility were classified as non-current as of December 31, 2008, as the Company had the intent and ability to exercise its option to extend the maturity to August 15, 2010. The $25 million revolving loan facility was available for immediate borrowing if necessary.
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
As discussed above, all borrowings under the bridge credit facility were repaid with the proceeds from the issuance of the senior secured notes.
Leases
The Company has several finance leases for equipment and locomotives. Certain of these leases are accounted for as capital leases and are presented separately below. The Company also operates some of its railroad properties under operating leases. The minimum annual lease commitments at December 31, 2009 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2010	$278	$19,173
2011	479	10,844
2012	—	7,955
2013	—	3,950
2014	—	2,380
Thereafter	—	20,539

Total minimum lease payments	$757	$64,841

Less amount representing interest	(32)

Total obligations under capital leases	$725

Less current maturities of obligations under capital leases	(278)

Obligations under capital leases payable after one year	$447

Rental expense under operating leases for continuing operations was approximately $28.6 million, $31.3 million, and $30.9 million, for the periods ended December 31, 2009, 2008 and 2007, respectively. Rental expense for the period ended February 14, 2007 was $4.7 million.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure required by ASC 815 is presented below.
The Company may use derivatives to hedge against increases in interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. During the Successor periods ended December 31, 2009, 2008 and 2007 and Predecessor period ended February 14, 2007, the Company reclassified $24.6 million, $11.1 million, $1.6 million and $0.3 million, respectively from other comprehensive loss to interest expense. At December 31, 2009, accumulated other comprehensive loss included $27.1 million, net of income taxes of $16.6 million, of unamortized loss relating to the terminated swap, as discussed below. At December 31, 2008, accumulated other comprehensive loss included a loss of $42.7 million, net of income taxes of $26.2 million, relating to the interest rate swaps.
For derivative instruments in an asset position, the Company analyzes the credit standing of the counterparty and factors it into the fair value measurement. Fair Value Measurements and Disclosures Topic, ASC 820 states that the fair value of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. The Company monitors its hedging positions and the credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.5 million was recognized during the year ended December 31, 2008 for the portion of the hedge deemed ineffective, respectively. Interest expense of $0.3 million was recognized during the year ended December 31, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). As of December 31, 2009, accumulated other comprehensive loss included $27.1 million, net of tax, of unamortized loss relating to the terminated swap. Interest expense for the year ended December 31, 2009, included $16.6 million of amortization expense related to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $21.4 million, or $13.3 million net of tax.
On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period from November 25, 2005 through November 24, 2008. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2008 or 2009. Interest expense of $0.5 million and $0.4 million was recognized during years ended December 31, 2008 and 2007, respectively, for the portion of the hedge deemed ineffective.

For the year ended December 31, 2009, the amount of loss recognized in the consolidated statement of operations is as follows (in thousands):

The Effect of Derivative Instruments on Statement of Operations
Amount of Gain
or (Loss)
Recognized in
	Accumulated	Location of Gain	Amount of Gain		Amount of Gain
	Other	(Loss)	(Loss)	Location of Gain	(Loss)
	Comprehensive	Reclassified from	Reclassified from	(Loss) Recognized	Recognized in
	Income (AOCI)	AOCI into	AOCI into	in Income on	Income on
Derivatives in ASC 815	on Derivative	Income	Income	Derivative	Derivative
Cash Flow Hedging	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
Relationships	Portion)	Portion)	Portion)	Portion)	Portion)
Interest Rate Swap	$5,322	Interest Expense	$(7,270)	Interest Expense	$(278)
Due to the significance of fuel expenses to the operations of the Company and the volatility of fuel prices, the Predecessor Company periodically hedged against fluctuations in the price of its fuel purchases. The fuel hedging program included the use of derivatives that are accounted for as cash flow hedges under ASC 815. As of January 1, 2007, the Predecessor Company had entered into fuel hedge agreements for an average of 437,500 gallons per month for 2007 at an average rate of $2.32 per gallon, including transportation and distribution costs. Upon review of the fuel hedge program, management of the Successor Company determined that the fuel surcharge program effectively hedged the Company’s exposure to increases in fuel prices. As such, management discontinued the use of fuel hedges as a cash flow hedge and did not enter into any new hedging agreements in 2007. Transportation expense included income of $0.8 million during the period ended December 31, 2007 related to fuel hedges.
See Note 11 for additional information regarding the fair value of derivative instruments.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective beginning second quarter 2009, ASC 825 requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, such as cash equivalents, and long-term debt. Also, ASC 820 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.
     The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.

•	Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 10 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2009.

     The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2009
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$190,218	$190,218
9.25% Senior secured notes	$640,096	$709,290
12. COMMON STOCK TRANSACTIONS
Predecessor
All outstanding shares of common stock for the Predecessor Company were purchased and retired on the date of the Acquisition. This included all vested restricted stock and outstanding stock options. During the period ended February 14, 2007, the Predecessor Company accepted 2,874 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
As of January 1, 2007, the Predecessor Company had a total of 101,500 warrants convertible into 1,101,995 shares of common stock outstanding related to its previously repaid senior subordinated notes at an exercise price of $6.60 and with an expiration date of August 15, 2010. All outstanding warrants were paid out at $16.35 per common share on the date of Acquisition.
Successor
On October 16, 2009, the Company completed an initial public offering of 22,000,000 shares of common stock at $15.00 per share. The Company sold 10,500,000 shares of common stock and Holdings sold 11,500,000 shares of common stock. Proceeds to the Company were $143.1 million net of the underwriters’ discount and expenses. The Company did not receive any proceeds from the sale of its common stock by Holdings. On November 16, 2009, the Company redeemed $74 million aggregate principal amount of the senior secured notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. The Company intends to use the remainder of the net proceeds from the initial public offering for working capital and other general corporate purposes, including potential strategic investments and acquisitions.
Effective September 22, 2009, the Board of Directors approved a stock split of 90 to 1 and increased the total authorized shares to 500,000,000, consisting of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. All Successor period share and per share amounts have been adjusted to reflect the stock split.
As part of the equity award plans adopted after the acquisition, the Company allowed certain members of management to purchase shares of common stock of the Company. During the periods ended December 31, 2008 and 2007, certain members of management and consultants purchased an aggregate of 71,460 and 336,150 shares of common stock, respectively. Due to certain repurchase provisions in the purchase agreements, cash of $0.64 million and $3.74 million received for the purchase of shares had previously been classified as a liability as of December 31, 2008 and 2007, respectively. Upon the Company’s initial public offering in October 2009, these shares were reclassified to equity as a result of the expiration of the repurchase provision. During the years ended December 31, 2009 and 2008, the Company accepted 48,696 and 4,779 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

13. INCOME TAX PROVISION
Income (loss) from continuing operations before income taxes for the years ended December 31, 2009 and 2008, the period ended December 31, 2007, and the Predecessor period ended February 14, 2007, consists of (in thousands):

	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Domestic	$(15,725)	$9,583	$9,560	$(5,058)
Foreign subsidiaries	1,651	(432)	16,471	662

	$(14,074)	$9,151	$26,031	$(4,396)

The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008, the period ended December 31, 2007, and the Predecessor period ended February 14, 2007, consists of (in thousands):

	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Federal income taxes:
Current	$—	$—	$—	$—
Deferred	13,868	(10,073)	(11,273)	(977)

	13,868	(10,073)	(11,273)	(977)

State income taxes:
Current	(333)	2,243	1,359	196
Deferred	1,192	3,952	1,151	(69)
Change in tax law	(282)	1,914	—	—

	577	8,109	2,510	127

Foreign income taxes
Current	6,279	3,214	3,790	(1,100)
Deferred	(14,931)	1,524	4,379	2,885
Change in tax law	(1,500)	(478)	(1,539)	—

	(10,152)	4,260	6,630	1,785

Total income tax provision (benefit)	$4,293	$2,296	$(2,133)	$935

The following table summarizes the total income tax provisions (benefits) for the years ended December 31, 2009 and 2008, the period ended December 31, 2007, and the Predecessor period ended February 14, 2007 (in thousands):

	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Continuing operations	$(8,539)	$(481)	$(4,086)	$930
Discontinued operations	12,832	2,777	1,953	5

Total income tax provision (benefit)	$4,293	$2,296	$(2,133)	$935

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations for the years ended December 31, 2009 and 2008, the period ended December 31, 2007, and the Predecessor period ended February 14, 2007, are as follows (in thousands):

	December 31,	December 31,	December 31,	February 14,
	2009	2008	2007	2007
Income tax provision (benefit), at 35%	$(4,926)	$3,203	$9,111	$(1,539)
Net expense (benefit) due to difference between U.S. & Foreign tax rates	38	986	(1,045)	154
Net expense (benefit) due to change in tax law, apportionment factors and other adjustments	(3,315)	1,436	(1,538)	—
State income tax refunds, net	(760)	—	—	—
Permanent differences	318	393	286	2,786
Track maintenance credit	—	(16,278)	(13,858)	(1,725)
Net operating loss adjustment	—	—	—	796
Expired tax attributes	1,447	—	—	—
Tax contingencies and settlements	(4,601)	1,645	785	—
State income taxes, net	(797)	1,777	1,163	54
Foreign dividend	—	3,283	—	—
Other, net	33	(19)	293	(67)
Valuation allowance	4,024	3,093	717	471

Tax provision	$(8,539)	$(481)	$(4,086)	$930

The components of deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$56,010	$52,264
Alternative minimum tax credit	1,356	1,365
General business credit carryovers	94,819	94,819
Tax effect of unrecognized tax positions	1,010	7,300
Hedge transactions	—	25,823
Accrued expenses	17,234	16,987

Total deferred tax assets	170,429	198,558
Less: valuation allowance	(10,947)	(7,473)

Total deferred tax assets, net	159,482	191,085
Deferred tax liabilities:
Property, plant and equipment	(322,330)	(321,369)
Intangibles	(6,447)	(6,299)
Other	(3,010)	(2,311)

Total deferred tax liabilities	(331,787)	(329,979)

Net deferred tax liabilities	$(172,305)	$(138,894)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $10.9 million and $7.5 million at December 31, 2009 and 2008, respectively.
The following table summarizes the net operating loss carryforwards by jurisdiction as of December 31, 2009 (in thousands):

		Expiration
	Amount	Period
U.S. — Federal	$126,948	2020-2028
U.S. — State	281,120	2010-2028
Canada	970	2010-2028
The following table summarizes general business credits available to the Company in the U.S. as of December 31, 2009 (in thousands):

		Expiration
	Amount	Period
Track maintenance credit	$94,742	2025-2028
GO Zone tax credit	77	2026

Total credits	$94,819

The Company’s net operating loss carryforwards and general business credits for federal and state income tax purposes are limited by Internal Revenue Code Section 382 and Internal Revenue Code Section 383, respectively.
The Company has taken an Accounting Principles Board (APB) No. 23, “Accounting for Income Taxes — Special Areas” position with respect to certain of its foreign earnings. As such, the Company has not accrued for the U.S. tax effects on the amount of its foreign earnings deemed to be permanently reinvested outside of the U.S. The amount of such earnings at December 31, 2009 was approximately $32.2 million. The U.S. tax effects of the permanently reinvested foreign earnings that have not been accrued were approximately $11.2 million. The Company has accrued for the U.S. tax effects on the amount of those foreign earnings that have been remitted during the year or are expected to be remitted in the future. On January 16, 2009, the Company received distributions of $5.5 million for which the U.S. tax effects were accrued as of December 31, 2008. Upon the disposal of the OVRR, the Company received distributions of its Canadian earnings, which were previously considered to be reinvested in Canada. The U.S. taxes on this distribution were recorded in discontinued operations.

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$29,995	$18,222	$12,890
Additions based on tax positions related to the current year	—	797	—
Additions for tax positions of prior years	128	15,804	5,826
Reductions for tax positions of prior years	(497)	(3,521)	—
Settlements with taxing authorities	(20,993)	—	(494)
Lapse of statute of limitations	(2,536)	(1,307)	—

Balance at end of year	$6,097	$29,995	$18,222

At December 31, 2009, the Company’s liability for uncertain tax positions was $6.1 million, which would reduce its effective tax rate if recognized by $5.5 million.
In November 2005, the ATO initiated an audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale of Freight Australia to Pacific National in August 2004. On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company reduced its previously recorded tax reserves by $21.0 million during the year ended December 31, 2009. Of this amount, $2.5 million, which related to the accrual of interest subsequent to the Company’s acquisition, resulted in a benefit to the continuing operations tax provision, with the balance resulting in an adjustment to the gain on sale of discontinued operations.
The Company recognizes interest and penalties related to unrecognized tax positions in its provision for income taxes. During the year ended December 31, 2009, the Company reduced its accrual for interest and penalties by $8.6 million as a result of settlements and the lapse of statutes of limitations. During the years ended December 31, 2009 and 2008, the Company recognized approximately $0.2 million and $0.6 million, respectively, of interest and penalties. The Company had approximately $0.7 million and $9.1 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.
During 2008, approximately $10.8 million of the additions for tax positions of prior years was recorded as an adjustment to goodwill and relates to tax positions that existed prior to the change in ownership that occurred on February 14, 2007. The $3.5 million of reductions for tax positions of prior years is attributable to foreign exchange translation gains, substantially all of which was attributable to the Company’s former Australian businesses, and is included in the results from discontinued operations.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company or one of its subsidiaries is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years before 2002.
14. SUPPLEMENTAL CASH FLOW INFORMATION
In December 2007, the Successor Company entered into a one year capital lease agreement in the amount of $1.2 million for the lease of twenty-one locomotives from General Electric.
The amounts included in depreciation and amortization on the Consolidated Statement of Cash Flows are comprised of the depreciation and amortization expense for both continuing and discontinued operations as well as the amortization of deferred financing costs and ineffective portion of interest rate swaps.
15. PENSION AND OTHER BENEFIT PROGRAMS
Canadian Employees
The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.
DEFINED CONTRIBUTION COMPONENT — The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the periods ended December 31, 2009, December 31, 2008, December 31, 2007,

and February 14, 2007, for the defined contribution members was $0.6 million, $0.7 million, $0.6 million, and $0.1 million, respectively.
DEFINED BENEFIT COMPONENT — The defined benefit component applies to approximately 60 employees who transferred employment directly from CP to a subsidiary of the Company. The defined benefit portion of the plan is a mirror plan of CP’s defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CP transferred to the Company the appropriate value of each employee’s pension entitlement.
The assumed discount rate included below is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period up to maturity of the pension benefits. The rate of 6.4% used as of December 31, 2009 is within the range recommended by PC Bond Analytics. PC Bond Analytics distributes discount rate information to defined benefit plan sponsors to assist in reporting for pension disclosures. The discount rate data is derived from the 2009 PC Bond Analytics Database, which consists of data from Standard & Poor’s Institutional Market Services database as well as proprietary analysis created by PC Bond Analytics.
U.S. Employees
The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company makes contributions to this plan at a rate of 50% of the employees’ contribution up to $2,500 for Railroad Retirement employees and $5,000 for employees under the Federal Insurance Contributions Act. An employee becomes 100% vested with respect to the employer contributions after completing four years of service. Employer contributions during the periods ended December 31, 2009, December 31, 2008, December 31, 2007, and February 14, 2007 were approximately $1.2 million, $1.3 million, $1.1 million, and $0.4 million, respectively.
The Company maintains a pension and post retirement benefit plan for 43 employees who transferred employment directly from Alcoa, Inc. to RailAmerica. The defined benefit portion of the plan is a mirror plan of Alcoa’s Retirement Plan II, Rule IIE defined benefit plan. The accrued benefits earned under the Alcoa Pension Plan as of October 1, 2005 are an offset to the RailAmerica plan. No assets were transferred as part of the arrangement. However, the Company assumed accrued post retirement benefits of $2.6 million as part of the Alcoa Railroad acquisition in 2005.
The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plans for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Canadian	U.S.	Total	Canadian	U.S.	Total	Canadian	U.S.	Total
	2009	2009	2009	2008	2008	2008	2007	2007	2007
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$6,496	$572	$7,068	$10,781	$297	$11,078	$8,646	$181	$8,827
Service cost	101	73	174	168	123	291	227	122	349
Interest cost	487	35	522	604	18	622	454	10	464
Plan participants’ contributions	84	0	84	122	0	122	113	0	113
Actuarial loss (gain)	1,736	59	1,795	(2,894)	142	(2,752)	(139)	(16)	(155)
Benefits paid	(306)	(1)	(307)	(126)	(8)	(134)	(125)	0	(125)
Foreign currency exchange rate changes	1,182	0	1,182	(2,159)	0	(2,159)	1,605	0	1,605

Benefit obligation at end of period	$9,780	$738	$10,518	$6,496	$572	$7,068	$10,781	$297	$11,078

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$5,282	$343	$5,625	$7,575	$168	$7,743	$6,143	$3	$6,146
Actual return on plan assets	1,030	(6)	1,024	(1,177)	(2)	(1,179)	91	(5)	86
Employer contribution	592	212	804	350	185	535	262	170	432
Plan participants’ contributions	84	0	84	122	0	122	113	0	113
Benefits paid	(306)	(1)	(307)	(126)	(8)	(134)	(125)	0	(125)
Foreign currency exchange rate changes	931	0	931	(1,462)	0	(1,462)	1,091	0	1,091

Fair value of plan assets at end of period	$7,613	$548	$8,161	$5,282	$343	$5,625	$7,575	$168	$7,743

Funded status — accrued benefit cost	$(2,167)	$(190)	$(2,357)	$(1,214)	$(229)	$(1,443)	$(3,206)	$(129)	$(3,335)

ASSUMPTIONS
Discount rate	6.40%	5.90%	N/A	7.50%	6.25%	N/A	5.60%	5.75%	N/A
Expected return on plan assets	6.50%	6.00%	N/A	6.50%	6.00%	N/A	6.50%	6.00%	N/A
Rate of compensation increase	3.50%	4.56%	N/A	3.50%	4.56%	N/A	3.50%	4.56%	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$101	$73	$174	$168	$123	$291	$227	$122	$349
Interest cost	487	35	522	604	18	622	454	10	464
Expected return on plan assets	(343)	(25)	(368)	(492)	(13)	(505)	(399)	(4)	(403)
Amortization of prior service cost	23	0	23	20	0	20	24	0	24
Amortization of net actuarial loss	21	22	43	127	5	132	141	7	148

Net periodic pension cost	$289	$105	$394	$427	$133	$560	$447	$135	$582

	(in thousands)
	Canadian	U.S.	Total
Expected Employer Contribution in 2010	$603	$93	$696
Expected Employee Contribution in 2010	93	0	93
Amortization of Loss in 2010	108	30	138
Amortization of Prior Service Cost in 2010	23	0	23
Expected Benefit Payments in
2010	$170	$26	$196
2011	197	34	231
2012	223	44	267
2013	265	56	321
2014	313	64	377
2015-2020	3,207	343	3,550

	December 31,	December 31,
Adjustments to Accumulated Other Comprehensive Income	2009	2008
	(In thousands)
Unrecognized net actuarial loss	$(1,139)	$1,332
Unrecognized transition obligation	(21)	19

Total adjustment to AOCI, before tax	$(1,160)	$1,351

Total adjustment to AOCI, after tax	$(765)	$904

Balance in AOCI, net of tax of $20 and $416, respectively	$100	$865

Plan Assets (Market Value) for the years ended:

	December 31,	December 31,	Target Allocation
	2009	2008	2010
Integra Strategic Allocated Pool Fund	100%	100%	100%
Fund holdings by class:
a) Equity securities	60.0%	59.5%	60.0%
b) Debt securities	40.0%	39.7%	40.0%
c) Other (including cash)	0.0%	0.8%	0.0%

Total	100.0%	100.0%	100.0%

Expected long-term rate of return on assets	6.50%	6.50%
Expected rate of return on equity securities	7.50%	7.50%
Expected rate of return on debt securities	5.50%	5.50%
The overall objective of the defined benefit portion of the plan is to fund its liabilities by maximizing the long term rate of return through investments in a portfolio of money market instruments, bonds, and preferred and common equity securities while being mindful of the yield, marketability and diversification of the investments. All assets are currently invested in readily marketable investments to provide sufficient liquidity. Investments are not permitted in derivative securities or in any asset class not listed below without the written approval of the Company.
The primary investment objective of the plan is to achieve a rate of return that exceeds the Consumer Price Index by 4.0% over rolling four-year periods. The secondary investment objectives of the plan are to achieve a rate of return that exceeds the benchmark portfolio by 0.7% before fees over rolling four-year periods and to rank above the median manager in comparable funds over rolling four-year periods.
The initial limits of the proportion of the market value of the portfolio that may be invested in the following classes of securities are:

	Policy	Minimum	Maximum
Asset Mix Limits:	Mix	Limit	Limit
Canadian Equity	30%	20%	40%
U.S. Equity	15%	5%	20%
International Equity	15%	5%	20%
Real Estate	0%	0%	10%

Total Equity	60%	25%	70%

Bonds	40%	30%	75%
Mortgages	0%	0%	10%
Short Term	0%	0%	20%

Total Fixed Income	40%	30%	75%

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the Alcoa Post-Retirement Benefit Plan for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	January 1, 2009 to	January 1, 2008 to	January 1, 2007 to
	December 31, 2009	December 31, 2008	December 31, 2007
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$1,980	$2,053	$2,307
Service cost	43	45	49
Interest cost	123	128	132
Actuarial gain	55	(246)	(435)

Benefit obligation at end of period	$2,201	$1,980	$2,053

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$0	$0	$0

Fair value of plan assets at end of period	$0	$0	$0

Funded status — (accrued) benefit cost	$(2,201)	$(1,980)	$(2,053)

ASSUMPTIONS
Discount rate	5.90%	6.25%	5.75%
Current year health care cost trend rate (Ultimate rate reached in 2006)	N/A	N/A	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$43	$45	$49
Interest cost	123	128	132
Amortization of net actuarial gain	(71)	(60)	(20)

Net periodic benefit cost	$95	$113	$161

	December 31,	December 31,
Adjustments to Accumulated Other Comprehensive Income	2009	2008
	(In thousands)
Unrecognized net actuarial (loss) gain	$(126)	$186

Total adjustment to AOCI, before tax	$(126)	$186

Total adjustment to AOCI, after tax	$(78)	$115

Balance in AOCI, net of tax of $181 and $228, respectively	$295	$373

Estimated Future
Benefit Payments
(In thousands)
2010	$26
2011	46
2012	77
2013	118
2014	150
2015 — 2019	930
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

The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act. The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. At December 31, 2009 and 2008, the Company had $14.2 million and $15.8 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
The Company is subject to ongoing tax examinations and governmental assessments in various U.S. and foreign jurisdictions. Specifically, the ATO initiated an audit, in November 2005, of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale of Freight Australia to Pacific National in August 2004. On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company reversed the recorded tax reserves in the second quarter of 2009 and recorded a benefit to the continuing operations tax provision of $2.5 million and an adjustment to the gain on disposal of discontinued operations of $12.3 million.
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected businesses, as well. All business interruption claims have been resolved. Total payments to-date exceed the self insured retention, so the IORY’s liability for civil matters has likely been exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) is investigating whether criminal negligence contributed to the incident, and whether charges should be pressed. A conference with the Company’s attorneys and the U.S. EPA attorneys took place on January 14, 2009, at which time legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The meeting concluded before the matters were fully discussed and a continuance was scheduled for March 13, 2009. This continuance meeting was delayed by the U.S. EPA attorneys and has not yet been rescheduled. Should this investigation lead to environmental criminal charges against the IORY, potential fines upon conviction could range widely and could be material. As of December 31, 2009, the Company has accrued $1.6 million for this incident, which is expected to be paid out within the next year.
17. RELATED PARTY TRANSACTIONS
During 2008, the Company entered into five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the years ended December 31, 2009 and 2008, on a net basis the Company paid FECR $0.6 million and $0.1 million, respectively. At December 31, 2009 and 2008, FECR had a net payable to the Company of $0.0 million and $0.1 million, respectively. The remaining lease relates to the sub-leasing of office space by FECR to the Company. During 2009 and 2008, FECR billed the Company $1.0 million and $0.2 million, respectively, under the sub-lease agreement, of which $0.1 million was payable to FECR at December 31, 2009 and 2008. Separately from these agreements, the entities had shared management level employees who performed similar functions for both entities. The net impact of these shared services to each entity’s financial results is immaterial for the years ended December 31, 2009 and 2008.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income

(loss) for management fee income. During the year ended December 31, 2009, the Company recognized $0.1 million of compensation expense and $0.1 million of management fee income related to these consulting agreements.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to the FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the year ended December 31, 2009, the Company recognized $0.1 million of compensation expense and $0.1 million of management fee income related to these consulting agreements.
The Company utilizes Brown & Associates to provide certain sales and use tax advisory and preparation services. The son of the Company’s President and Chief Executive Officer is an independent contractor of Brown & Associates. During the year ended December 31, 2009, Brown & Associates billed the Company approximately $0.7 million for its services.
18. RESTRUCTURING COSTS
RailAmerica relocated its corporate headquarters to Jacksonville, Florida during the first quarter of 2008 and as a result, the Company incurred facility closing costs and relocation expenses for this move during 2008 of approximately $6.1 million, including approximately $3.2 million of termination benefits, all classified within selling, general and administrative expenses. All cash termination benefits were paid in 2008. As of December 31, 2009 and 2008, the Company had an accrual of $0.02 million and $0.2 million, respectively, relating to health benefits that extend into 2010 for certain terminated employees.
19. IMPAIRMENT OF ASSETS
During the first quarter of 2008 and in conjunction with the relocation of corporate headquarters to Jacksonville, Florida, the Company committed to a plan to dispose of the office building located in Boca Raton, Florida. As a result of the decline in the real estate market in South Florida, and after having received initial offers, the Company did not expect proceeds from this disposal to cover the carrying value of the assets and accordingly, recorded an impairment charge of $1.7 million during the year ended December 31, 2008. The building was sold in the third quarter of 2008 for $12.1 million, which approximated the carrying value subsequent to the impairment adjustment.
During the third quarter of 2008, the Company entered into a plan to dispose of surplus locomotives. Due to a deterioration in the value of the assets as a result of the weak economic conditions an impairment charge of $1.7 million was recorded during the year ended December 31, 2008. All of the equipment was sold as of December 31, 2008, with the sales proceeds approximating the remaining book value.
20. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2009, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in maintenance expenditures is reflected in the Transportation functional category in the consolidated results of operations. During the year ended December 31, 2009, the Shipper paid for $17.1 million of maintenance expenditures and $5.3 million of capital expenditures.

21. UNAUDITED QUARTERLY FINANCIAL DATA
All quarterly financial data has been restated to reflect the results of OVRR in discontinued operations. The basic and diluted earnings per share for each quarter will not necessarily add-up to the amount reported for the entire fiscal year on the Consolidated Statements of Income due to a significant change in the basic and diluted shares outstanding during the fourth quarter of 2009 as a result of the Company’s initial public offering.
Quarterly financial data for 2009 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue	$99,237	$99,672	$106,268	$105,426
Operating income	$20,383	$22,902	$23,474	$14,162
Income (loss) from continuing operations	$(137)	$5,057	$2,073	$(12,528)
Net income (loss)	$993	$18,234	$3,483	$(6,868)

Basic income (loss) from continuing operations per share	$0.00	$0.12	$0.05	$(0.24)

Diluted income (loss) from continuing operations per share	$0.00	$0.12	$0.05	$(0.24)
The second quarter of 2009 includes a loss on extinguishment of debt of $2.6 million related to the repayment of the former bridge credit facility (See Note 9). The fourth quarter of 2009 included a charge of $6.3 million related to the initial public offering (See Note 4) and a loss on extinguishment of debt of $6.9 million related to the 10% paydown of the senior secured notes (See Note 9).
Quarterly financial data for 2008 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue	$119,620	$124,777	$128,314	$115,746
Operating income	$15,507	$22,447	$22,862	$19,061
Income (loss) from continuing operations	$(2,945)	$5,783	$815	$5,979
Net income (loss)	$(1,818)	$6,592	$2,876	$8,877

Basic income (loss) from continuing operations per share	$(0.07)	$0.13	$0.02	$0.14

Diluted income (loss) from continuing operations per share	$(0.07)	$0.13	$0.02	$0.14

22. SEGMENT INFORMATION
The Company’s continuing operations consists of one business segment, North American rail transportation. The North American rail transportation segment includes the operations of the Company’s railroad subsidiaries in the United States and Canada, as well as corporate expenses and has been restated for the exclusion of the OVRR operations, except for total assets and capital expenditures, due to its reclassification to discontinued operations.
Business and geographical segment information for the periods ended December 31, 2009, December 31, 2008, December 31, 2007, and February 14, 2007 is as follows (in thousands):

		North America
Year Ended December 31, 2009:	Consolidated	United States	Canada
Revenue	$410,603	$370,265	$40,338
Depreciation and amortization	41,804	39,088	2,716
Income from continuing operations before income taxes	(14,074)	(16,730)	2,656
Interest expense	86,878	82,767	4,111
Total assets	1,598,629	1,402,794	195,835
Capital expenditures	47,789	42,815	4,974

		North America
Year Ended December 31, 2008:	Consolidated	United States	Canada
Revenue	$488,457	$439,878	$48,579
Depreciation and amortization	39,359	37,016	2,343
Income from continuing operations before income taxes	9,151	9,403	(252)
Interest expense	61,718	58,693	3,025
Total assets	1,470,447	1,256,731	213,716
Capital expenditures	61,282	53,133	8,149

		North America
Period Ended December 31, 2007:	Consolidated	United States	Canada
Revenue	$406,590	$366,283	$40,307
Depreciation and amortization	32,082	30,328	1,754
Income from continuing operations before income taxes	26,031	9,536	16,495
Interest expense	43,009	40,447	2,562
Total assets	1,483,239	1,255,058	228,181
Capital expenditures	65,400	57,281	8,119

		North America
Period Ended February 14, 2007:	Consolidated	United States	Canada
Revenue	$53,544	$48,921	$4,623
Depreciation and amortization	4,272	3,887	385
Income (loss) from continuing operations before income taxes	(4,396)	(5,052)	656
Interest expense	3,280	2,973	307
Capital expenditures	5,545	5,394	151

23. GUARANTOR FINANCIAL STATEMENT INFORMATION
In June 2009, the Company sold in a private offering $740.0 million aggregate principal amount of 9.25% senior secured notes which mature on July 1, 2017. In October 2009, the Company filed with the SEC a Form S-4 registration statement to exchange the privately placed notes with registered notes. The terms of the registered notes are substantially identical to those of the privately placed notes. The notes are jointly and severally guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company. All amounts in the following tables are in thousands.
RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$122,041	$54,828	$13,349	$—	$190,218
Accounts and notes receivable, net of allowance	60	59,575	6,984	—	66,619
Other current assets	184	19,560	2,214	—	21,958
Current deferred tax assets	12,697	—	—	—	12,697

Total current assets	134,982	133,963	22,547	—	291,492

Property, plant and equipment, net	97	876,380	76,050	—	952,527
Intangible Assets	—	101,913	34,741	—	136,654
Goodwill	—	193,353	7,416	—	200,769
Other assets	16,051	1,153	(17)	—	17,187
Investment in and advances to affiliates	1,155,110	1,190,835	32,136	(2,378,081)	—

Total assets	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$669	$—	$—	$669
Accounts payable	5,388	48,658	(98)	—	53,948
Accrued expenses	3,448	25,837	5,390	—	34,675

Total current liabilities	8,836	75,164	5,292	—	89,292

Long-term debt, less current maturities	—	3,013	—	—	3,013
Senior secured notes	640,096	—	—	—	640,096
Deferred income taxes	(8,807)	168,530	25,279	—	185,002
Other liabilities	6,784	12,922	2,189	—	21,895
Stockholders’ equity:
Common stock	544	1,493	—	(1,493)	544
Additional paid-in capital	630,653	2,214,974	127,311	(2,342,285)	630,653
Retained earnings	46,386	21,262	3,202	(24,464)	46,386
Accumulated other comprehensive income (loss)	(18,252)	239	9,600	(9,839)	(18,252)

Total stockholders’ equity	659,331	2,237,968	140,113	(2,378,081)	659,331

Total liabilities and stockholders’ equity	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

RailAmerica, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$172	$370,093	$40,338	$—	$410,603

Operating expenses:
Transportation	(16,648)	176,580	19,406	—	179,338
Selling, general and administrative	32,587	69,042	6,012	—	107,641
Net (gain) loss on sale of assets	—	936	(37)	—	899
Depreciation and amortization	209	38,879	2,716	—	41,804

Total operating expenses	16,148	285,437	28,097	—	329,682

Operating (loss) income	(15,976)	84,656	12,241	—	80,921
Interest expense	(41,169)	(41,598)	(4,111)	—	(86,878)
Equity in earnings of subsidiaries	53,366	—	—	(53,366)	—
Other income (loss)	3,023	(5,666)	(5,474)	—	(8,117)

Income (loss) from continuing operations before income taxes	(756)	37,392	2,656	(53,366)	(14,074)
Benefit from income taxes	(5,482)	(1,092)	(1,965)	—	(8,539)

Income (loss) from continuing operations	4,726	38,484	4,621	(53,366)	(5,535)
Gain (loss) on disposal of discontinued business (net of tax)	11,116	(13,301)	19,225	—	17,040
Income from operations of discontinued business (net of tax)	—	—	4,337	—	4,337

Net income (loss)	$15,842	$25,183	$28,183	$(53,366)	$15,842

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,842	$25,183	$28,183	$(53,366)	$15,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	3,276	45,360	3,704	—	52,340
Equity in earnings of subsidiaries	(53,366)	—	—	53,366	—
Amortization of swap termination costs	16,616	—	—	—	16,616
Net (gain) loss on sale or disposal of properties	1,201	(949)	(27,078)	—	(26,826)
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Loss on extinguishment of debt	7,415	1,875	209	—	9,499
Equity compensation costs	10,712	—	—	—	10,712
Deferred income taxes and other	(1,780)	14,891	7,946	—	21,057
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	29	9,117	1,727	—	10,873
Other current assets	47	(2,652)	(488)	—	(3,093)
Accounts payable	3,361	511	(6,994)	—	(3,122)
Accrued expenses	(4,548)	(11,580)	(549)	—	(16,677)
Other assets and liabilities	(22,865)	2,320	(226)	—	(20,771)

Net cash provided by (used in) operating activities	(79,810)	84,076	5,274	—	9,540

Cash flows from investing activities:
Purchase of property, plant and equipment	(44)	(42,771)	(4,974)	—	(47,789)
Proceeds from sale of assets	—	21,381	68,959	—	90,340
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash provided by (used in) investing activities	(399)	(21,390)	63,985	—	42,196

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,898)	(38,000)	—	(625,898)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(427,167)	454,443	(27,276)	—	—
Sale of common stock	143,123	—	—	—	143,123
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(19,035)	(1,140)	—	—	(20,175)

Net cash provided by (used in) financing activities	199,046	(22,595)	(65,276)	—	111,175

Effect of exchange rates on cash	—	—	356	—	356

Net increase in cash	118,837	40,091	4,339	—	163,267
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$122,041	$54,828	$13,349	$—	$190,218

RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2008

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3,204	$14,737	$9,010	$—	$26,951
Accounts and notes receivable, net of allowance	89	68,693	7,602	—	76,384
Other current assets	243	16,548	1,689	—	18,480
Current deferred tax assets	5,854	—	—	—	5,854

Total current assets	9,390	99,978	18,301	—	127,669

Property, plant and equipment, net	262	884,819	68,523	—	953,604
Intangible Assets	—	109,376	63,483	—	172,859
Goodwill	—	193,384	6,370	—	199,754
Other assets	4,531	11,148	882	—	16,561
Investment in and advances to affiliates	647,390	1,725,414	56,842	(2,429,646)	—

Total assets	$661,573	$3,024,119	$214,401	$(2,429,646)	$1,470,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$899	$—	$—	$899
Accounts payable	3,310	45,781	6,967	—	56,058
Accrued expenses	9,214	36,849	5,286	—	51,349

Total current liabilities	12,524	83,529	12,253	—	108,306

Long-term debt, less current maturities	112,000	478,681	38,000	—	628,681
Deferred income taxes	(36,210)	166,120	14,838	—	144,748
Other liabilities	101,739	14,253	1,200	—	117,192
Stockholders’ equity:
Common stock	435	1,493	—	(1,493)	435
Additional paid-in capital	470,578	2,215,023	135,373	(2,350,396)	470,578
Retained earnings	50,029	64,775	21,605	(86,380)	50,029
Accumulated other comprehensive income (loss)	(49,522)	245	(8,868)	8,623	(49,522)

Total stockholders’ equity	471,520	2,281,536	148,110	(2,429,646)	471,520

Total liabilities and stockholders’ equity	$661,573	$3,024,119	$214,401	$(2,429,646)	$1,470,447

RailAmerica, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2008

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$214	$439,664	$48,579	$—	$488,457

Operating expenses:
Transportation	—	243,448	24,093	—	267,541
Selling, general and administrative	29,707	65,371	4,878	—	99,956
Net (gain) loss on sale of assets	—	(1,829)	133	—	(1,696)
Impairment of assets	—	3,420	—	—	3,420
Depreciation and amortization	209	36,807	2,343	—	39,359

Total operating expenses	29,916	347,217	31,447	—	408,580

Operating (loss) income	(29,702)	92,447	17,132	—	79,877
Interest expense	(19,464)	(39,229)	(3,025)	—	(61,718)
Equity in earnings of subsidiaries	44,612	—	—	(44,612)	—
Other income (loss)	19,078	(13,546)	(14,540)	—	(9,008)

Income (loss) from continuing operations before income taxes	14,524	39,672	(433)	(44,612)	9,151
Provision for (benefit from) income taxes	(2,003)	1,106	416	—	(481)

Income (loss) from continuing operations	16,527	38,566	(849)	(44,612)	9,632
Gain on disposal of discontinued business (net of tax)	—	1,548	1,216	—	2,764
Income from operations of discontinued business (net of tax)	—	—	4,131	—	4,131

Net income (loss)	$16,527	$40,114	$4,498	$(44,612)	$16,527

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2008

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,527	$40,114	$4,498	$(44,612)	$16,527
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,904	43,690	3,524	—	49,118
Equity in earnings of subsidiaries	(44,612)	—	—	44,612	—
Gain on sale or disposal of properties	—	(522)	(1,216)	—	(1,738)
Foreign exchange loss on debt	—	—	8,260	—	8,260
Equity compensation costs	3,042	—	—	—	3,042
Deferred income taxes and other	(3,166)	1,695	(1,690)	—	(3,161)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(144)	10,681	1,720	—	12,257
Other current assets	2,048	(8,173)	264	—	(5,861)
Accounts payable	2,151	(5,903)	(1,264)	—	(5,016)
Accrued expenses	3,714	3,227	255	—	7,196
Other assets and liabilities	98	2,320	530	—	2,948

Net cash provided by (used in) operating activities	(18,438)	87,129	14,881	—	83,572

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(53,021)	(8,261)	—	(61,282)
Proceeds from sale of assets	—	16,016	1,351	—	17,367
Deferred acquisition/disposition costs and other	(1,736)	—	—	—	(1,736)

Net cash used in investing activities	(1,736)	(37,005)	(6,910)	—	(45,651)

Cash flows from financing activities:
Principal payments on long-term debt	—	(7,359)	—	—	(7,359)
(Disbursements)/receipts on intercompany debt	18,216	(16,208)	(2,008)	—	—
Sale of common stock	635	—	—	—	635
Financing costs	(3,552)	(13,084)	(1,439)	—	(18,075)

Net cash provided by (used in) financing activities	15,299	(36,651)	(3,447)	—	(24,799)

Effect of exchange rates on cash	—	—	(1,558)	—	(1,558)

Net (decrease) increase in cash	(4,875)	13,473	2,966	—	11,564
Cash, beginning of period	8,079	1,264	6,044	—	15,387

Cash, end of period	$3,204	$14,737	$9,010	$—	$26,951

RailAmerica, Inc.
Consolidating Statement of Operations
For the Successor period February 15, 2007 through December 31, 2007

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$126	$366,157	$40,307	$—	$406,590

Operating expenses:
Transportation	—	209,137	18,200	—	227,337
Selling, general and administrative	17,319	63,258	4,683	—	85,260
Net gain on sale of assets	—	22	(22)	—	—
Depreciation and amortization	156	30,172	1,754	—	32,082

Total operating expenses	17,475	302,589	24,615	—	344,679

Operating (loss) income	(17,349)	63,568	15,692	—	61,911
Interest expense	(5,949)	(34,498)	(2,562)	—	(43,009)
Equity in earnings of subsidiaries	41,766	—	—	(41,766)	—
Other income (loss)	12,077	(8,289)	3,341	—	7,129

Income (loss) from continuing operations before income taxes	30,545	20,781	16,471	(41,766)	26,031
Provision for (benefit from) income taxes	(2,957)	(4,636)	3,507	—	(4,086)

Income (loss) from continuing operations	33,502	25,417	12,964	(41,766)	30,117
Gain on disposal of discontinued business (net of tax)	—	(756)	—	—	(756)
Income from operations of discontinued business (net of tax)	—	—	4,141	—	4,141

Net income (loss)	$33,502	$24,661	$17,105	$(41,766)	$33,502

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the Successor period February 15, 2007 through December 31, 2007

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$33,502	$24,661	$17,105	$(41,766)	$33,502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	575	33,749	2,123	—	36,447
Equity in earnings of subsidiaries	(41,766)	—	—	41,766	—
Net loss on sale or disposal of properties	—	1,141	—	—	1,141
Foreign exchange gain on debt	—	—	(7,048)	—	(7,048)
Equity compensation costs	1,178	—	—	—	1,178
Deferred income taxes and other	(2,934)	(5,599)	465	—	(8,068)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	212	21,237	(35,674)	—	(14,225)
Other current assets	(1,900)	(2,100)	323	—	(3,677)
Accounts payable	19,898	(18,670)	5,719	—	6,947
Accrued expenses	4,658	13,699	1,225	—	19,582
Other assets and liabilities	785	1,224	143	—	2,152

Net cash provided by (used in) operating activities	14,208	69,342	(15,619)	—	67,931

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(57,281)	(8,119)	—	(65,400)
Proceeds from sale of assets	—	2,066	698	—	2,764
Acquisition, net of cash acquired	(694,478)	(390,536)	(2,437)	—	(1,087,451)

Net cash used in investing activities	(694,478)	(445,751)	(9,858)	—	(1,150,087)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	112,000	475,000	38,000	—	625,000
Principal payments on long-term debt	—	(117)	—	—	(117)
(Disbursements)/receipts on intercompany debt	102,030	(92,026)	(10,004)	—	—
Capital contribution	465,000	—	—	—	465,000
Sale of common stock	3,735	—	—	—	3,735
Financing costs	(720)	(3,670)	(287)	—	(4,677)

Net cash provided by financing activities	682,045	379,187	27,709	—	1,088,941

Effect of exchange rates on cash	—	—	608	—	608

Net increase in cash	1,775	2,778	2,840	—	7,393
Cash, beginning of period	6,304	(1,514)	3,204	—	7,994

Cash, end of period	$8,079	$1,264	$6,044	$—	$15,387

RailAmerica, Inc.
Consolidating Statement of Operations
For the Predecessor period ended February 14, 2007

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$9	$48,912	$4,623	$—	$53,544

Operating expenses:
Transportation	—	39,019	3,295	—	42,314
Selling, general and administrative	6,815	1,603	(40)	—	8,378
Net gain on sale of assets	—	(20)	—	—	(20)
Depreciation and amortization	25	3,855	392	—	4,272

Total operating expenses	6,840	44,457	3,647	—	54,944

Operating (loss) income	(6,831)	4,455	976	—	(1,400)
Interest expense	69	(3,065)	(284)	—	(3,280)
Equity in earnings of subsidiaries	(1,384)	—	—	1,384	—
Other income (loss)	1,471	(1,157)	(30)	—	284

Income (loss) from continuing operations before income taxes	(6,675)	233	662	1,384	(4,396)
Provision for (benefit from) income taxes	(1,358)	508	1,780	—	930

Income (loss) from continuing operations	(5,317)	(275)	(1,118)	1,384	(5,326)
Income from operations of discontinued business (net of tax)	—	—	9	—	9

Net income (loss)	$(5,317)	$(275)	$(1,109)	$1,384	$(5,317)

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the Predecessor period ended February 14, 2007

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,317)	$(275)	$(1,109)	$1,384	$(5,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	24	3,954	939	—	4,917
Equity in earnings of subsidiaries	1,384	—	—	(1,384)	—
Net gain on sale or disposal of properties	—	(20)	(7)	—	(27)
Equity compensation costs	3,524	—	—	—	3,524
Deferred income taxes and other	(1,188)	508	1,785	—	1,105
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	8	(31,989)	32,821	—	840
Other current assets	(20)	1,923	201	—	2,104
Accounts payable	(27,371)	24,877	(4,328)	—	(6,822)
Accrued expenses	(3,909)	1,862	(11)	—	(2,058)
Other assets and liabilities	40	(94)	25	—	(29)

Net cash provided by (used in) operating activities	(32,825)	746	30,316	—	(1,763)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(5,394)	(151)	—	(5,545)
Proceeds from sale of assets	—	89	8	—	97

Net cash used in investing activities	—	(5,305)	(143)	—	(5,448)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	34,000	3,601	—	37,601
Principal payments on long-term debt	—	(1,505)	(33,738)	—	(35,243)
(Disbursements)/receipts on intercompany debt	30,795	(29,894)	(901)	—	—
Proceeds from exercise of stock options and warrants	100	—	—	—	100

Net cash provided by (used in) financing activities	30,895	2,601	(31,038)	—	2,458

Effect of exchange rates on cash	—	—	(24)	—	(24)

Net (decrease) increase in cash	(1,930)	(1,958)	(889)	—	(4,777)
Cash, beginning of period	8,234	444	4,093	—	12,771

Cash, end of period	$6,304	$(1,514)	$3,204	$—	$7,994