Form 10-Q
period 2010-03-31
RAILAMERICA INC /DE
filed 2010-05-12
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010,
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
(800) 342-1131
(Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 12, 2010 there were 54,872,539 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$204,148	$190,218
Accounts and notes receivable, net of allowance of $5,106 and $4,557, respectively	76,861	66,619
Current deferred tax assets	12,697	12,697
Other current assets	15,165	21,958

Total current assets	308,871	291,492
Property, plant and equipment, net	955,653	952,527
Intangible assets	136,116	136,654
Goodwill	201,030	200,769
Other assets	16,668	17,187

Total assets	$1,618,338	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$675	$669
Accounts payable	63,851	53,948
Accrued expenses	38,616	34,675

Total current liabilities	103,142	89,292
Long-term debt, less current maturities	2,715	3,013
Senior secured notes	640,696	640,096
Deferred income taxes	185,658	185,002
Other liabilities	22,149	21,895

Total liabilities	954,360	939,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,884,640 shares issued and outstanding at March 31, 2010; and 54,364,306 shares issued and outstanding at December 31, 2009	549	544
Additional paid in capital and other	631,114	630,653
Retained earnings	43,872	46,386
Accumulated other comprehensive loss	(11,557)	(18,252)

Total stockholders’ equity	663,978	659,331

Total liabilities and stockholders’ equity	$1,618,338	$1,598,629

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share
	data)
Operating revenue	$112,744	$99,237
Operating expenses:
Transportation	52,410	45,262
Selling, general and administrative	30,708	23,832
Net gain on sale of assets	(32)	(454)
Depreciation and amortization	10,915	10,214

Total operating expenses	94,001	78,854

Operating income	18,743	20,383
Interest expense (including amortization costs of $7,304 and $5,112, respectively)	(22,704)	(18,590)
Other income (loss)	459	(1,164)

Income (loss) from continuing operations before income taxes	(3,502)	629
Provision for (benefit from) income taxes	(672)	766

Loss from continuing operations	(2,830)	(137)
Discontinued operations:
Gain on disposal of discontinued business (net of income taxes of $1 and $90, respectively)	1	184
Income from operations of discontinued business (net of income taxes of $141 and $466, respectively)	315	946

Net income (loss)	$(2,514)	$993

Basic earnings (loss) per common share:
Continuing operations	$(0.05)	$0.00
Discontinued operations	0.00	0.02

Net income (loss)	$(0.05)	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$(0.05)	$0.00
Discontinued operations	0.00	0.02

Net income (loss)	$(0.05)	$0.02

Weighted Average common shares outstanding:
Basic	54,568	43,604
Diluted	54,568	43,604
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,514)	$993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	12,151	15,432
Amortization of swap termination costs	6,073	—
Net gain on sale or disposal of properties	(34)	(728)
Foreign exchange loss on debt	—	1,164
Equity compensation costs	1,525	790
Deferred income taxes and other	(1,952)	1,322
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(9,980)	(10,880)
Other current assets	6,618	588
Accounts payable	9,220	(994)
Accrued expenses	4,169	(14,322)
Other assets and liabilities	164	300

Net cash provided by (used in) operating activities	25,440	(6,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,679)	(11,651)
Proceeds from sale of assets	343	17,335
Deferred acquisition/disposition costs and other	—	(355)

Net cash provided by (used in) investing activities	(11,336)	5,329

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(292)	(434)
Costs associated with sale of common stock	(106)	—
Deferred financing costs paid	(95)	—

Net cash used in financing activities	(493)	(434)

Effect of exchange rates on cash	319	(179)

Net increase (decrease) in cash	13,930	(1,619)
Cash, beginning of period	190,218	26,951

Cash, end of period	$204,148	$25,332

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2010 and 2009, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009, but does not include all disclosures required by GAAP.
Organization
RailAmerica is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.
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
2. EARNINGS PER SHARE
For the three months ended March 31, 2010 and 2009, basic and diluted earnings per share are calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the loss from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months
	Ended
	March 31,
	2010	2009
Loss from continuing operations available to common stockholders (basic and diluted)	$(2,830)	$(137)

Weighted average shares outstanding (basic and diluted)	54,568	43,604

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
Stock-based compensation expense related to restricted stock grants for the three months ended March 31, 2010 and 2009 was $1.5 million and $0.8 million, respectively.
A summary of the status of restricted shares as of March 31, 2010, and the changes during the quarter then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at December 31, 2009	1,286,329	$13.10
Granted	601,780	$11.96
Vested	(236,037)	$12.64
Cancelled	(774)	$15.09

Balance at March 31, 2010	1,651,298	$12.75

4. DISCONTINUED OPERATIONS
Ottawa Valley Railway
During the fourth quarter of 2009, the Company entered into a transaction with Canadian Pacific Railway Company (“CP”) to terminate the lease of the Ottawa Valley Railway (“OVRR”) line. Under the terms of the agreement, the Company received CAD $73 million (U.S.$68.6 million) in gross proceeds. The Company will continue to maintain and operate certain sections of the CP-owned rail lines until dates in 2010 to be determined by CP as part of the wind down of operations. The Company recorded an adjustment to the gain on disposal of discontinued operations of $2,000, or $1,000 after tax during the quarter ended March 31, 2010. The results of operations for the OVRR line have been reclassified to discontinued operations on the consolidated financial statements.
The results of operations for the quarters ended March 31, 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009
Operating revenue	$2,197	$3,980

Operating income	456	1,412

Income from discontinued operations	456	1,412
Income tax provision	141	466

Income from discontinued operations, net of tax	$315	$946

Alberta Railroad Properties
During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. In the first quarter of 2009, the Company recorded an adjustment of $0.3 million, or $0.2 million, after tax, as a gain on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LONG-TERM DEBT
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
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of March 31, 2010, the Company had no outstanding balance under the Facility and approximately $15.4 million of undrawn availability, taking into account borrowing base limitations.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.

•	Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 7 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2009 or March 31, 2010.
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2010
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$204,148	$204,148
9.25% Senior secured notes	$640,696	$705,960
7. DERIVATIVE FINANCIAL INSTRUMENTS
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.6 million was recognized during the quarter ended March 31, 2009 for the portion of the hedge deemed ineffective, respectively. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). As of March 31, 2010, accumulated other comprehensive loss included $23.3 million, net of tax, of unamortized loss relating to the terminated swap. Interest expense for the quarter ended March 31, 2010, included $6.1 million of amortization expense related to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $19.2 million, or $11.9 million net of tax.
For the quarter ended March 31, 2009, the amount of loss recognized in the consolidated statement of operations is as follows (in thousands):

The Effect of Derivative Instruments on Statement of Operations
Amount of Gain
or (Loss)
Recognized in
	Accumulated	Location of Gain	Amount of Gain		Amount of Gain
	Other	(Loss)	(Loss)	Location of Gain	(Loss)
	Comprehensive	Reclassified from	Reclassified from	(Loss) Recognized	Recognized in
	Income (AOCI)	AOCI into	AOCI into	in Income on	Income on
Derivatives in ASC 815	on Derivative	Income	Income	Derivative	Derivative
Cash Flow Hedging	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
Relationships	Portion)	Portion)	Portion)	Portion)	Portion)
Interest Rate Swap	$(42)	Interest Expense	$(5,055)	Interest Expense	$(596)
See Note 6 for additional information regarding the fair value of derivative instruments.
8. COMMON STOCK TRANSACTIONS
During the quarters ended March 31, 2010 and 2009, the Company accepted 80,672 and 32,364 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
9. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2009, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in maintenance expenditures is reflected in the Transportation functional category in the consolidated

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
results of operations. For the three months ended March 31, 2009, the Shipper paid for $4.2 million of maintenance expenditures, but no capital expenditures and the Company incurred $0.1 million of consulting fees related to the agreement. There was no track maintenance agreement entered into during the first quarter of 2010.
10. INCOME TAX PROVISION
The overall income tax rates for the three months ended March 31, 2010 and 2009 for continuing operations were a benefit of 19.2% and a provision of 121.8%, respectively. The overall tax rate for the three months ended March 31, 2010 was adversely impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. The Company’s overall tax rate for the three months ended March 31, 2009, exclusive of discontinued operations, was adversely impacted by significant non-operational losses with minimal state tax benefit, accruals for uncertain tax positions and by the Canadian tax rate differential for capital losses.
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2010	$6,097
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	137
Reductions for tax positions of prior years	—
Settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance at March 31, 2010	$6,234

11. COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of March 31, 2010, accumulated other comprehensive loss consisted of $23.3 million of unrealized losses, net of tax, related to hedging transactions, $0.4 million of unrealized actuarial gains, net of tax, associated with pension benefits and $11.4 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Net income (loss)	$(2,514)	$993
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes of $0 and $26, respectively	—	(42)
Amortization of terminated swap costs, net of taxes of $2,308 and $0, respectively	3,765	—
Change in cumulative translation adjustments	2,930	(3,078)

Total comprehensive income (loss)	$4,181	$(2,127)

12. PENSION DISCLOSURES
Components of the net periodic pension and benefit cost for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	For the Three Months
	Ended March 31,
	2010	2009
Service cost	$62	$42
Interest cost	167	129
Expected return on plan assets	(133)	(91)
Amortization of net actuarial loss	34	10
Amortization of prior service costs	6	5

Net cost recognized	$136	$95

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Health and Welfare
	Benefits
	For the Three Months
	Ended March 31,
	2010	2009
Service cost	$11	$11
Interest cost	32	31
Amortization of net actuarial gain	(15)	(18)

Net cost recognized	$28	$24

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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected businesses, as well. All business interruption claims have been resolved. Total payments to-date exceed the self insured retention, so the IORY’s liability for civil matters has likely been exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) is investigating whether criminal negligence contributed to the incident, and whether charges should be pressed. A conference with the Company’s attorneys and the U.S. EPA attorneys took place on January 14, 2009, at which time legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The meeting concluded before the matters were fully discussed and a continuance was scheduled for March 13, 2009. This continuance meeting was delayed by the U.S. EPA attorneys and has not yet been rescheduled. Should this investigation lead to environmental criminal charges against the IORY, potential fines upon conviction could range widely and could be material. As of March 31, 2010, the Company has accrued $1.6 million for this incident, which is expected to be paid out within the next year.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. RELATED PARTY TRANSACTIONS
As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the quarters ended March 31, 2010 and 2009, on a net basis the Company paid FECR $0.5 million and $0.1 million, respectively. The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the quarters ended March 31, 2010 and 2009, FECR billed the Company $0.3 million and $0.1 million, respectively, under the sub-lease agreement. As of March 31, 2010 there were no payable balances to FECR under these lease agreements.
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of March 31, 2010, the Company had a payable of $0.1 million due to FECR under this agreement.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the quarter ended March 31, 2010, the Company recognized $0.1 million of compensation expense and $0.1 million of management fee income related to these consulting agreements.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the quarter ended March 31, 2010, the Company recognized $0.3 million of compensation expense and $0.3 million of management fee income related to these consulting agreements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. GUARANTOR FINANCIAL STATEMENT INFORMATION
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
RailAmerica, Inc.
Consolidating Balance Sheet
March 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28,095	$166,042	$10,011	$—	$204,148
Accounts and notes receivable, net of allowance	90	68,678	8,093	—	76,861
Current deferred tax assets	12,697	—	—	—	12,697
Other current assets	700	12,882	1,583	—	15,165

Total current assets	41,582	247,602	19,687	—	308,871

Property, plant and equipment, net	46	879,127	76,480	—	955,653
Intangible Assets	—	100,155	35,961	—	136,116
Goodwill	—	193,353	7,677		201,030
Other assets	15,600	1,085	(17)	—	16,668
Investment in and advances to affiliates	1,270,102	1,081,278	35,472	(2,386,852)	—

Total assets	$1,327,330	$2,502,600	$175,260	$(2,386,852)	$1,618,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$675	$—	$—	$675
Accounts payable	7,479	60,415	(4,043)	—	63,851
Accrued expenses	17,096	17,512	4,008	—	38,616

Total current liabilities	24,575	78,602	(35)	—	103,142

Long-term debt, less current maturities	—	2,715	—	—	2,715
Senior secured notes	640,696	—	—	—	640,696
Deferred income taxes	(8,840)	168,948	25,550	—	185,658
Other liabilities	6,921	12,927	2,301	—	22,149
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	631,114	2,215,024	127,311	(2,342,335)	631,114
Retained earnings	43,872	22,809	7,308	(30,117)	43,872
Accumulated other comprehensive income (loss)	(11,557)	82	12,825	(12,907)	(11,557)

Total stockholders’ equity	663,978	2,239,408	147,444	(2,386,852)	663,978

Total liabilities and stockholders’ equity	$1,327,330	$2,502,600	$175,260	$(2,386,852)	$1,618,338

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended March 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$50	$99,565	$13,129	$—	$112,744

Operating expenses:
Transportation	(3)	47,021	5,392	—	52,410
Selling, general and administrative	9,159	20,409	1,140	—	30,708
Net gain on sale of assets	—	(31)	(1)	—	(32)
Depreciation and amortization	51	10,127	737	—	10,915

Total operating expenses	9,207	77,526	7,268	—	94,001

Operating (loss) income	(9,157)	22,039	5,861	—	18,743
Interest expense	(6,271)	(15,305)	(1,128)	—	(22,704)
Equity in earnings of subsidiaries	5,655	—	—	(5,655)	—
Other income (loss)	6,341	(4,799)	(1,083)	—	459

Income (loss) from continuing operations before income taxes	(3,432)	1,935	3,650	(5,655)	(3,502)
Provision for (benefit from) income taxes	(918)	388	(142)	—	(672)

Income (loss) from continuing operations	(2,514)	1,547	3,792	(5,655)	(2,830)
Gain on disposal of discontinued business (net of tax)	—	—	1	—	1
Income from operations of discontinued business (net of tax)	—	—	315	—	315

Net income (loss)	$(2,514)	$1,547	$4,108	$(5,655)	$(2,514)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,514)	$1,547	$4,108	$(5,655)	$(2,514)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,189	10,217	745	—	12,151
Equity in earnings of subsidiaries	(5,655)	—	—	5,655	—
Amortization of swap termination costs	6,073	—	—	—	6,073
Net gain on sale or disposal of properties	—	(31)	(3)	—	(34)
Equity compensation costs	1,525	—	—	—	1,525
Deferred income taxes and other	(2,341)	388	1	—	(1,952)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(30)	(9,103)	(847)	—	(9,980)
Other current assets	(516)	6,563	571	—	6,618
Accounts payable	1,138	11,756	(3,674)	—	9,220
Accrued expenses	13,648	(8,325)	(1,154)	—	4,169
Other assets and liabilities	9	14	141	—	164

Net cash provided by (used in) operating activities	12,526	13,026	(112)	—	25,440

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(11,326)	(353)	—	(11,679)
Proceeds from sale of assets	—	255	88	—	343

Net cash used in investing activities	—	(11,071)	(265)	—	(11,336)

Cash flows from financing activities:
Principal payments on long-term debt	—	(292)	—	—	(292)
(Disbursements)/receipts on intercompany debt	(106,271)	109,551	(3,280)	—	—
Costs associated with sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	—	—	—	(95)

Net cash provided by (used in) financing activities	(106,472)	109,259	(3,280)	—	(493)

Effect of exchange rates on cash	—	—	319	—	319
Net increase (decrease) in cash	(93,946)	111,214	(3,338)	—	13,930
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$28,095	$166,042	$10,011	$—	$204,148

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$122,041	$54,828	$13,349	$—	$190,218
Accounts and notes receivable, net of allowance	60	59,575	6,984	—	66,619
Current deferred tax assets	12,697	—	—	—	12,697
Other current assets	184	19,560	2,214	—	21,958

Total current assets	134,982	133,963	22,547	—	291,492

Property, plant and equipment, net	97	876,380	76,050	—	952,527
Intangible Assets	—	101,913	34,741	—	136,654
Goodwill	—	193,353	7,416	—	200,769
Other assets	16,051	1,153	(17)	—	17,187
Investment in and advances to affiliates	1,155,110	1,190,835	32,136	(2,378,081)	—

Total assets	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$669	$—	$—	$669
Accounts payable	5,388	48,658	(98)	—	53,948
Accrued expenses	3,448	25,837	5,390	—	34,675

Total current liabilities	8,836	75,164	5,292	—	89,292

Long-term debt, less current maturities	—	3,013	—	—	3,013
Senior secured notes	640,096	—	—	—	640,096
Deferred income taxes	(8,807)	168,530	25,279	—	185,002
Other liabilities	6,784	12,922	2,189	—	21,895
Stockholders’ equity:
Common stock	544	1,493	—	(1,493)	544
Additional paid-in capital	630,653	2,214,974	127,311	(2,342,285)	630,653
Retained earnings	46,386	21,262	3,202	(24,464)	46,386
Accumulated other comprehensive income (loss)	(18,252)	239	9,600	(9,839)	(18,252)

Total stockholders’ equity	659,331	2,237,968	140,113	(2,378,081)	659,331

Total liabilities and stockholders’ equity	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended March 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$70	$90,169	$8,998	$—	$99,237

Operating expenses:
Transportation	(4,124)	43,708	5,678	—	45,262
Selling, general and administrative	5,522	17,037	1,273	—	23,832
Net gain on sale of assets	—	(421)	(33)	—	(454)
Depreciation and amortization	52	9,614	548	—	10,214

Total operating expenses	1,450	69,938	7,466	—	78,854

Operating (loss) income	(1,380)	20,231	1,532	—	20,383
Interest expense	(8,052)	(9,662)	(876)	—	(18,590)
Equity in earnings of subsidiaries	7,286	—	—	(7,286)	—
Other income (loss)	4,371	(2,986)	(2,549)	—	(1,164)

Income (loss) from continuing operations before income taxes	2,225	7,583	(1,893)	(7,286)	629
Provision for income taxes	1,232	—	(466)	—	766

Income (loss) from continuing operations	993	7,583	(1,427)	(7,286)	(137)
Gain on disposal of discontinued business (net of tax)	—	—	184	—	184
Income from operations of discontinued business (net of tax)	—	—	946	—	946

Net income (loss)	$993	$7,583	$(297)	$(7,286)	$993

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$993	$7,583	$(297)	$(7,286)	$993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,530	12,890	1,012	—	15,432
Equity in earnings of subsidiaries	(7,286)	—	—	7,286	—
Net gain on sale or disposal of properties	—	(421)	(307)	—	(728)
Foreign exchange loss on debt	—	—	1,164	—	1,164
Equity compensation costs	790	—	—	—	790
Deferred income taxes and other	1,232	—	90	—	1,322
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(8,579)	(1,448)	(853)	—	(10,880)
Other current assets	(85)	(1,398)	2,071	—	588
Accounts payable	2,419	(2,217)	(1,196)	—	(994)
Accrued expenses	(3,464)	(10,802)	(56)	—	(14,322)
Other assets and liabilities	—	238	62	—	300

Net cash provided by (used in) operating activities	(12,450)	4,425	1,690	—	(6,335)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(10,632)	(1,019)	—	(11,651)
Proceeds from sale of assets	—	17,055	280	—	17,335
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash provided by (used in) investing activities	(355)	6,423	(739)	—	5,329

Cash flows from financing activities:
Principal payments on long-term debt	—	(434)	—	—	(434)
(Disbursements)/receipts on intercompany debt	32,814	(25,343)	(7,471)	—	—

Net cash provided by (used in) financing activities	32,814	(25,777)	(7,471)	—	(434)

Effect of exchange rates on cash	—	—	(179)	—	(179)

Net increase (decrease) in cash	20,009	(14,929)	(6,699)	—	(1,619)
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$23,213	$(192)	$2,311	$—	$25,332

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
     Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K filed with the Commission on March 26, 2010. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads decreased in 2009 due to the global economic slowdown, but have shown growth during the first quarter of 2010. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
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
     Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended March 31, 2010, coal, agricultural products and chemicals accounted for 20%, 16% and 11%, respectively, of our carloads. As a percentage of our freight revenue, which is impacted by several factors, including the length of the haul, agricultural products, chemicals and metallic ores and metals generated 17%, 15% and 10%, respectively, for the three months ended March 31, 2010.
     Overview
     Operating revenue in the three months ended March 31, 2010, was $112.7 million, compared with $99.2 million in the three months ended March 31, 2009. The net increase in our operating revenue was primarily due to negotiated rate increases, change in commodity mix, increased carloads and an increase in our non-freight revenue.
     Freight revenue increased $11.1 million, or 14%, in the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily due to negotiated rate increases, change in commodity mix and an increase in carloads of 5%. Non-freight revenue increased $2.4 million, or 14%, in the three months ended March 31, 2010, compared with the three months ended March 31, 2009, primarily due to increases in car storage fees and car repair revenue, partially offset by decreases in demurrage and car hire income.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 83.4% in the three months ended March 31, 2010, compared with an operating ratio of 79.5% in the three months ended March 31, 2009, primarily due to an increase in labor and benefit expense, maintenance expenditures for right of way improvements and diesel fuel prices. Maintenance expenses increased due to the lack of a track maintenance agreement in 2010. Operating expenses were $94.0 million in the three months ended March 31, 2010, compared with $78.9 million in the three months ended March 31, 2009, an increase of $15.1 million, or 19%.
     In 2009, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Code. The reduction in maintenance expenditures is reflected in the transportation functional category in the results of operations set forth below. For the quarter ended March 31, 2009, the Shipper paid for $4.2 million of maintenance expenditures and no capital expenditures and we incurred $0.1 million of consulting fees related to the agreement. The track maintenance tax credit has not yet been renewed by Congress for 2010 and therefore, there was no track maintenance agreement entered into during the first quarter of 2010.
     Net loss in the three months ended March 31, 2010, was $2.5 million, compared with net income of $1.0 million in the three months ended March 31, 2009. Loss from continuing operations in the three months ended March 31, 2010, was $2.8 million, compared with $0.1 million in the three months ended March 31, 2009.

Results of Operations
     Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
     The following table sets forth the results of operations for the quarters ended March 31, 2010 and 2009 (in thousands):

	Quarters ended March 31,
	2010	2009
Operating revenue	$112,744	$99,237
Operating expenses:
Transportation	52,410	45,262
Selling, general and administrative	30,708	23,832
Net gain on sale of assets	(32)	(454)
Depreciation and amortization	10,915	10,214

Total operating expenses	94,001	78,854
Operating income	18,743	20,383
Interest expense, including amortization costs	(22,704)	(18,590)
Other loss	459	(1,164)

Income (loss) from continuing operations before income taxes	(3,502)	629
Provision for (benefit from) income taxes	(672)	766

Loss from continuing operations	(2,830)	(137)
Discontinued operations:
Gain on disposal of discontinued business	1	184
Income from operations of discontinued business	315	946

Net income (loss)	$(2,514)	$993

     Operating Revenue
     Operating revenue increased by $13.5 million, or 14%, to $112.7 million in the three months ended March 31, 2010, from $99.2 million in the three months ended March 31, 2009. Total carloads during the three month period ending March 31, 2010 increased 5% to 209,148 in 2010 from 199,228 in the three months ended March 31, 2009. The increase in operating revenue was primarily due to negotiated rate increases, change in commodity mix, an increase in carloads and the strengthening of the Canadian dollar, partially offset by a decrease in fuel surcharge, which declined $1.5 million from prior year.
     The increase in the average revenue per carload to $445 in the three months ended March 31, 2010, from $411 in the comparable period in 2009 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $2.4 million, or 14%, to $19.6 million in the three months ended March 31, 2010 from $17.3 million in the three months ended March 31, 2009, primarily due to an increase in car repair income and storage revenue, partially offset by a decrease in demurrage revenue and car hire income.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2010 and 2009:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$15,486	33,942	$456	$12,218	28,566	$428
Chemicals	13,634	22,914	595	11,439	19,874	576
Metallic Ores and Metals	9,621	17,056	564	5,741	10,159	565
Coal	9,585	42,775	224	9,061	44,510	204
Pulp, Paper and Allied Products	7,958	13,995	569	7,580	14,465	524
Non-Metallic Minerals and Products	7,885	17,752	444	8,100	19,559	414
Food or Kindred Products	6,852	14,018	489	6,731	13,111	513
Forest Products	6,548	11,423	573	6,907	11,661	592
Petroleum	5,645	11,823	477	5,359	12,314	435
Waste and Scrap Materials	5,298	13,105	404	4,721	13,181	358
Other	2,788	7,104	392	2,913	8,567	340
Motor Vehicles	1,806	3,241	557	1,196	3,261	367

Total	$93,106	209,148	$445	$81,966	199,228	$411

     Freight revenue was $93.1 million in the three months ended March 31, 2010, compared to $82.0 million in the three months ended March 31, 2009, an increase of $11.1 million or 14%. This increase was primarily due to the net effect of the following:

•	Agricultural products revenue increased $3.3 million or 27% primarily due to high demand for animal feed ingredients and a later than normal harvest in the Midwest;

•	Chemicals revenue increased $2.2 million or 19% primarily due to customers rebuilding inventories and increased fertilizer moves in anticipation of the spring planting season;

•	Metallic ores and metals revenue increased $3.9 million or 68% primarily due to customers bringing production capacity online to replenish low inventories and demand from the automotive and energy markets.;

•	Coal revenue increased $0.5 million or 6% primarily due to increased demand for Powder River Basin and import coal and the strengthening of the Canadian dollar, partially offset by a decrease in Illinois Basin coal;

•	Pulp, paper and allied products revenue increased $0.4 million or 5% due to increased demand for Canadian paper products and the strengthening of the Canadian dollar;

•	Non-metallic minerals and products revenue decreased $0.2 million or 3% primarily due to continued softness in housing and infrastructure construction;

•	Food or kindred products revenue increased $0.1 million or 2% primarily due to increased demand for feed ingredients for domestic livestock and exports;

•	Forest products revenue decreased $0.4 million or 5% primarily due to volume declines in the Pacific Northwest stemming from the continued downturn in the housing and construction markets;

•	Petroleum revenue increased $0.3 million or 5% primarily due to the strengthening of the Canadian dollar, partially offset by volume declines in the U.S.;

•	Waste and scrap materials revenue increased $0.6 million or 12% primarily due to a change in mix within the category and negotiated price increases;

•	Other revenue decreased $0.1 million or 4% primarily due to fewer military moves and movements for Class I railroads in the Northwest and Central U.S.; and

•	Motor vehicles revenue increased $0.6 million or 51% primarily due to a new movement of export automobiles and an increase in production at a manufacturing facility in the Midwest, partially offset by a loss of automobile haulage in the Midwest.
Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated. Some items have been reclassified to conform with current period presentation (dollars in thousands).

	Three Months Ended March 31,
	2010		2009
Operating revenue	$112,744	100.0%	$99,237	100.0%
Operating expenses:
Labor and benefits	36,965	32.8%	31,414	31.7%
Equipment rents	8,432	7.5%	9,034	9.1%
Purchased services	8,497	7.5%	7,865	7.9%
Diesel fuel	10,785	9.6%	7,689	7.7%
Casualties and insurance	3,549	3.1%	4,644	4.7%
Materials	3,851	3.4%	2,611	2.6%
Joint facilities	2,146	1.9%	1,410	1.4%
Other expenses	8,893	7.9%	8,551	8.6%
Track maintenance credit (45G)	—	0.0%	(4,124)	(4.1)%
Net gain on sale of assets	(32)	0.0%	(454)	(0.4)%
Depreciation and amortization	10,915	9.7%	10,214	10.3%

Total operating expenses	94,001	83.4%	78,854	79.5%

Operating income	$18,743	16.6%	$20,383	20.5%

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

	Three Months Ended March 31,
	2010			2009
			Total			Total
		Selling, general	Operating		Selling, general	Operating
	Transportation	and administrative	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$18,518	$18,447	$36,965	$18,053	$13,361	$31,414
Equipment rents	8,284	148	8,432	8,950	84	9,034
Purchased services	4,094	4,403	8,497	4,664	3,201	7,865
Diesel fuel	10,784	1	10,785	7,695	(6)	7,689
Casualties and insurance	1,986	1,563	3,549	3,712	932	4,644
Materials	3,622	229	3,851	2,379	232	2,611
Joint facilities	2,146	—	2,146	1,410	—	1,410
Other expenses	2,976	5,917	8,893	2,523	6,028	8,551
Track maintenance credit (45G)	—	—	—	(4,124)	—	(4,124)
Net gain on sale of assets	—	—	(32)	—	—	(454)
Depreciation and amortization	—	—	10,915	—	—	10,214

Total operating expenses	$52,410	$30,708	$94,001	$45,262	$23,832	$78,854

     Operating expenses increased to $94.0 million in the three months ended March 31, 2010, from $78.9 million in the three months ended March 31, 2009. The operating ratio was 83.4% in 2010 compared to 79.5% in 2009. The change in the operating ratio was primarily due to 2009 including the benefit from the monetization of the track maintenance credit and increases in fuel prices and labor costs in the three months ended March 31, 2010 as compared to the same period in 2009.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $5.6 million, or 18% primarily due to incentive compensation expense, including restricted stock amortization and an increase in health insurance expense as a result of experiencing higher average claims during the three months ended March 31, 2010 as compared to the prior year period;

•	Equipment rents expense decreased $0.6 million, or 7% primarily due to a reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $0.6 million, or 8% primarily due to an increase in legal fees and consulting fees for special projects, partially offset by a decline in contract labor as a result of cost reduction initiatives;

•	Diesel fuel expense increased $3.1 million, or 40% primarily due to higher average fuel costs of $2.31 per gallon in 2010 compared to $1.64 per gallon in 2009, resulting in a $3.0 million increase in fuel expense and an unfavorable consumption variance of $0.1 million;

•	Casualties and insurance expense decreased $1.1 million, or 24% primarily due to a decrease in FRA reportable personal injuries and train accidents over the last twelve months which has resulted in fewer asserted claims and settlements;

•	Materials expense increased $1.2 million, or 48% primarily due to an increase in car repair material purchases as a result of an increase in car repair activities;

•	Joint facilities expense increased $0.7 million, or 52% primarily due to an increase in carload volume;

•	Other expenses increased $0.3 million, or 4% primarily due to an adjustment to our allowance for doubtful accounts;

•	The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $4.2 million of maintenance expenditures and we incurred $0.1 million for consulting fees;

•	Asset sales resulted in net gains of $0.03 million and $0.5 million in the three months ended March 31, 2010 and 2009, respectively. The gains on sale of assets are primarily due to easement sales along our corridor of track. In the first quarter of 2009, we sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sales price; and

•	Depreciation and amortization expense increased $0.7 million, or 7% due to the capitalization and depreciation of 2009 capital projects.
     Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $4.1 million to $22.7 million for the three months ended March 31, 2010, from $18.6 million in the three months ended March 31, 2009. This increase is primarily due to the increase in long term debt as a result of the refinancing in June 2009 and $6.1 million of swap termination cost amortization, partially offset by $5.6 million of swap interest expense incurred during the three months ended March 31, 2009, while the interest rate swap was active. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes. Interest expense includes $7.3 million and $5.1 million of amortization costs for the three months ended March 31, 2010 and 2009, respectively.
     Other Income (Loss). Other income during the three months ended March 31, 2010, primarily relates to management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of these transactions, we recorded an offsetting expense in labor and benefits. Other loss during the three months ended March 31, 2009, primarily relates to foreign exchange gains or losses associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries under our former bridge credit facility. For the three months ended March 31, 2009, the exchange rates decreased, resulting in a foreign exchange loss of $1.2 million.
     Income Taxes. The overall income tax rates for the three months ended March 31, 2010 and 2009 for continuing operations were a benefit of 19.2% and a provision of 121.8%, respectively. The overall tax rate for the three months ended March 31, 2010 was adversely impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. Our overall tax rate for the three months ended March 31, 2009, exclusive of discontinued operations, was adversely impacted by significant non-operational losses with minimal state tax benefit, accruals for uncertain tax positions and by the Canadian tax rate differential for capital losses.
     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. In the three months ended March 31, 2009, the Company recorded an adjustment of $0.3 million, or $0.2 million, after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
     In December 2009, we completed a transaction to terminate the lease of the OVRR line for CAD $73 million (U.S.$68.6 million). In the three months ended March 31, 2010, the Company recorded an adjustment of $2,000, or $1,000, after tax, as a gain on disposal of discontinued operations. Income from operations of the discontinued business was $0.3 million and $0.9 million, after tax, during the three months ended March 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the three months ended March 31, 2010, there was a net cash inflow from operations of $25.5 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
     Operating Activities
     Cash provided by (used in) operating activities was $25.4 million for the three months ended March 31, 2010, compared to $(6.3) million for the three months ended March 31, 2009. The increase in cash flows from operating activities was primarily due to the working capital changes as a result of timing of interest payments.
     Investing Activities
     Cash provided by (used in) investing activities was $(11.3) million for the three months ended March 31, 2010, compared to $5.3 million for the three months ended March 31, 2009. Capital expenditures were relatively flat at $11.7 million in both periods. Asset sale proceeds were $0.3 million for the three months ended March 31, 2010 compared to $17.3 million for the three months ended March 31, 2009, primarily due to the sale of the Coos Bay Line in 2009.
     Financing Activities
     Cash used in financing activities was $0.5 million for the three months ended March 31, 2010, compared to $0.4 million in the three months ended March 31, 2009. The cash used in financing activities in the three months ended March 31, 2010 and 2009 was primarily due to principal payments made on existing long term debt.
     Working Capital
     As of March 31, 2010, we had working capital of $205.7 million, including cash on hand of $204.1 million, and approximately $15.4 million of availability under the ABL Facility, compared to working capital of $202.2 million, including cash on hand of $190.2 million, and $17.1 million of availability under the ABL Facility at December 31, 2009. The working capital increase at March 31, 2010, compared to December 31, 2009, is primarily due to an increase in cash from operating activities. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
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
     We may issue from time to time additional debt, without notice to or consent of the existing senior secured note holders, having identical terms and conditions to the existing senior secured notes. Any additional notes issued shall be treated as a single class along with the existing senior secured notes.
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
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of March 31, 2010, we had no outstanding balance under the ABL Facility and approximately $15.4 million of undrawn availability, taking into account borrowing base limitations.

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
     We and our restricted subsidiaries are prohibited from incurring or issuing additional indebtedness and disqualified stock and our restricted subsidiaries are prohibited from issuing preferred stock unless our fixed charge coverage ratio, defined as Adjusted EBITDA less capital expenditures divided by fixed charges, for the most recently ended four full fiscal quarters would have been at least 2.00 to 1.00 on a pro forma basis. In addition, we may, among other things, incur certain credit facilities debt not to exceed the greater of (i) $60 million and (ii) the borrowing base; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as we would be permitted to incur at least an additional $1 of indebtedness under its fixed charge ratio or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.
     Furthermore, we and our restricted subsidiaries are prohibited from purchasing or redeeming capital stock; making certain investments, paying dividends or making other payments or loans or transfers of property, unless we could incur an additional dollar of indebtedness under our fixed charge ratio and such payment is less than 50% of our consolidated net income plus certain other items that increase the size of the payment basket. In addition, we may, among other things, make any payment from the proceeds of a capital contribution or concurrent offering of equity interests of us; make stock buy-backs from current and former employees/directors in an amount to not exceed $5 million per year, subject to carryover of unused amounts into subsequent years (capped at $10 million in any year) and subject to increase for cash proceeds from certain equity issuances to employees/directors and cash proceeds from key man life insurance; make investments in unrestricted subsidiaries in an amount not to exceed (i) $10 million and (ii) 0.75% of total assets; pay dividends following a public offering up to 6% per annum of the net proceeds received by us; make any payments up to $25 million. Moreover, we may make investments in an amount not to exceed the greater of (i) $25 million and (ii) 2.0% of total assets, investments in a similar business not to exceed the greater of (i) $50 million and (ii) 3% of total assets and advances to employees not in excess of $5 million.

     Adjusted EBITDA, as defined in the indenture governing the senior secured notes, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by (used in) operating activities	$25,440	$(6,335)
Changes in working capital accounts	(10,191)	25,308
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(12,151)	(15,432)
Amortization of swap termination costs	(6,073)	—
Net gain on sale or disposal of properties	34	728
Foreign exchange loss on debt	—	(1,164)
Equity compensation costs	(1,525)	(790)
Deferred income taxes	1,952	(1,322)

Net income (loss)	(2,514)	993

Add: Discontinued operations gain	(316)	(1,130)

Loss from continuing operations	(2,830)	(137)
Add:
Provision for (benefit from) income taxes	(672)	766
Interest expense, including amortization costs	22,704	18,590
Depreciation and amortization	10,915	10,214

EBITDA	30,117	29,433
Add:
Equity compensation costs	1,525	790
Foreign exchange loss on debt	—	1,164
Non-recurring headquarter relocation costs	—	509

Adjusted EBITDA	$31,642	$31,896

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
     Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.6 million was recognized during the quarter ended March 31, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As of March 31, 2010, accumulated other comprehensive loss included $23.3 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $19.2 million, or $11.9 million, net of tax.
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
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of March 31, 2010, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended March 31, 2010, the Canadian dollar increased 3% in value in comparison to the U.S dollar. The average rate for the three months ended March 31, 2010, was 19% higher than it was for the same period in 2009. The increase in the average Canadian dollar exchange rate led to an increase of $2.1 million in reported revenue and a $0.9 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $1.3 million and operating income by $0.5 million.
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
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 9.6% of total operating revenues during the three months ended March 31, 2010. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.
     Counterparty Risk. We monitor any outstanding hedging positions and the credit ratings of the related counterparties and do not anticipate losses due to counterparty non-performance.
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

'

PART II. OTHER INFORMATION
Items 1, 3, 4 and 5 are not applicable and have been omitted.
ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 26, 2010. There have been no material changes in the Company’s risk factors since this filing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2010, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended March 31, 2010, the Company accepted 80,672 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January 1 through January 31, 2010	—	$—	—	—
February 1 through February 28, 2010	49,570	11.85	—	—
March 1 through March 31, 2010	31,102	11.77	—	—

Total	80,672	$11.82	—	—

ITEM 6. EXHIBITS
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: May 12, 2010	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)