Form 10-Q
period 2010-06-30
RAILAMERICA INC /DE
filed 2010-08-05
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 001-32579

RAILAMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	65-0328006 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒
As of August 4, 2010 there were 54,865,657 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$141,854	$190,218
Accounts and notes receivable, net of allowance of $5,670 and $4,557, respectively	78,899	66,619
Current deferred tax assets	12,697	12,697
Other current assets	14,415	21,958

Total current assets	247,865	291,492
Property, plant and equipment, net	963,539	952,527
Intangible assets	132,703	136,654
Goodwill	200,676	200,769
Other assets	14,493	17,187

Total assets	$1,559,276	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$569	$669
Accounts payable	62,209	53,948
Accrued expenses	56,670	34,675

Total current liabilities	119,448	89,292
Long-term debt, less current maturities	2,733	3,013
Senior secured notes	570,041	640,096
Deferred income taxes	183,939	185,002
Other liabilities	22,111	21,895

Total liabilities	898,272	939,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,855,256 shares issued and outstanding at June 30, 2010; and 54,364,306 shares issued and outstanding at December 31, 2009	549	544
Additional paid in capital and other	632,804	630,653
Retained earnings	39,651	46,386
Accumulated other comprehensive loss	(12,000)	(18,252)

Total stockholders’ equity	661,004	659,331

Total liabilities and stockholders’ equity	$1,559,276	$1,598,629

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Operating revenue	$117,306	$99,672	$230,050	$198,909
Operating expenses:
Transportation	55,328	41,966	107,738	87,228
Selling, general and administrative	28,808	23,199	59,516	47,031
Net (gain) loss on sale of assets	(110)	1,468	(142)	1,014
Depreciation and amortization	10,747	10,137	21,662	20,351

Total operating expenses	94,773	76,770	188,774	155,624

Operating income	22,533	22,902	41,276	43,285
Interest expense (including amortization costs of $6,870, $3,479, $14,174 and $8,592, respectively)	(22,153)	(16,673)	(44,857)	(35,263)
Other loss	(7,900)	(256)	(7,441)	(1,420)

Income (loss) from continuing operations before income taxes	(7,520)	5,973	(11,022)	6,602
Provision for (benefit from) income taxes	(2,930)	916	(3,602)	1,682

Income (loss) from continuing operations	(4,590)	5,057	(7,420)	4,920
Discontinued operations:
Gain (loss) on disposal of discontinued business (net of income taxes (benefit) of $(48), $12,085, $(48) and $11,994, respectively)	(93)	12,767	(92)	12,951
Income from operations of discontinued business (net of income taxes of $207, $202, $349 and $668, respectively)	462	410	777	1,356

Net income (loss)	$(4,221)	$18,234	$(6,735)	$19,227

Dividends declared and paid per common share	$—	$0.46	$—	$0.46

Basic earnings (loss) per common share:
Continuing operations	$(0.08)	$0.12	$(0.14)	$0.12
Discontinued operations	0.00	0.30	0.02	0.33

Net income (loss)	$(0.08)	$0.42	$(0.12)	$0.45

Diluted earnings (loss) per common share:
Continuing operations	$(0.08)	$0.12	$(0.14)	$0.12
Discontinued operations	0.00	0.30	0.02	0.33

Net income (loss)	$(0.08)	$0.42	$(0.12)	$0.45

Weighted Average common shares outstanding:
Basic	54,869	43,740	54,718	43,672
Diluted	54,869	43,740	54,718	43,672
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,735)	$19,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	24,139	28,150
Amortization of swap termination costs	11,708	972
Net (gain) loss on sale or disposal of properties	(10)	59
Foreign exchange gain on debt	—	(1,160)
Swap termination costs	—	(55,750)
Loss on extinguishment of debt	8,357	2,593
Equity compensation costs	3,490	1,942
Deferred income taxes and other	(5,994)	9,340
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(12,399)	707
Other current assets	7,421	2,225
Accounts payable	6,677	(9,087)
Accrued expenses	21,884	(22,471)
Other assets and liabilities	192	(20,105)

Net cash provided by (used in) operating activities	58,730	(43,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(30,582)	(25,766)
Proceeds from sale of assets	652	19,620
Deferred disposition costs and other	—	(355)

Net cash used in investing activities	(29,930)	(6,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	—	709,830
Principal payments on long-term debt	(380)	(625,585)
Repurchase of senior secured notes	(76,220)	—
Costs associated with sale of common stock	(106)	—
Dividends paid to common stockholders	—	(19,485)
Deferred financing costs paid	(224)	(17,863)

Net cash provided by (used in) financing activities	(76,930)	46,897

Effect of exchange rates on cash	(234)	(59)

Net decrease in cash	(48,364)	(3,021)
Cash, beginning of period	190,218	26,951

Cash, end of period	$141,854	$23,930

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2010 and 2009, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009, but does not include all disclosures required by GAAP.
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
2. EARNINGS PER SHARE
For the three and six months ended June 30, 2010 and 2009, basic and diluted earnings per share are calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the loss from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations (basic and diluted)	$(4,590)	$5,057	$(7,420)	$4,920
Compensation expense recorded for dividends paid on unvested restricted shares, net of tax	—	307	—	307

Income (loss) from continuing operations available to common stockholders (basic and diluted)	$(4,590)	$5,364	$(7,420)	$5,227

Weighted average shares outstanding (basic and diluted)	54,869	43,740	54,718	43,672

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
Stock-based compensation expense related to restricted stock grants for the three months ended June 30, 2010 and 2009 was $2.0 million and $1.2 million, respectively. Stock-based compensation expense related to restricted stock grants for the six months ended June 30, 2010 and 2009 was $3.5 million and $1.9 million, respectively.
A summary of the status of restricted shares as of June 30, 2010, and the changes during the six months then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at December 31, 2009	1,286,329	$13.10
Granted	624,490	$12.01
Vested	(352,608)	$12.91
Cancelled	(28,754)	$13.65

Balance at June 30, 2010	1,529,457	$12.69

4. DISCONTINUED OPERATIONS
Ottawa Valley Railway
During the fourth quarter of 2009, the Company entered into a transaction with Canadian Pacific Railway Company (“CP”) to terminate the lease of the Ottawa Valley Railway (“OVRR”) line. Under the terms of the agreement, the Company received CAD $73 million (U.S. $68.6 million) in gross proceeds. The Company will continue to maintain and operate certain sections of the CP-owned rail lines until dates in 2010 to be determined by CP as part of the wind down of operations. During the three and six months ended June 30, 2010, the Company recorded an adjustment of $0.1 million, before and after tax, as a loss on disposal of discontinued operations. The results of operations for the OVRR line have been reclassified to discontinued operations on the consolidated financial statements.
The results of operations for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating revenue	$2,151	$3,594	$4,348	$7,574

Operating income	669	612	1,126	2,024

Income from discontinued operations	669	612	1,126	2,024
Income tax provision	207	202	349	668

Income from discontinued operations, net of tax	$462	$410	$777	$1,356

Alberta Railroad Properties
During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. During the six months ended June 30, 2009, the Company recorded an adjustment of $0.3 million, or $0.2 million, after tax, as a gain on disposal of discontinued operations related to outstanding liabilities associated with the disposed entities.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Freight Australia
In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). On May 14, 2009, the Company received a notice from the Australian Taxation Office (“ATO”) indicating that they would not be taking any further action in relation to its audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. As a result, the Company removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million related to the accrual of interest subsequent to the Company’s acquisition, an adjustment to the gain on disposal of discontinued operations of $12.3 million and reduced its accrual for consulting fees resulting in a gain on disposal of discontinued operations of $0.7 million, or $0.5 million, after tax during the three and six months ended June 30, 2009.
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
The Company may redeem up to 10% of the aggregate principal amount of the notes issued during any 12-month period commencing on the issue date at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. The Company may also redeem some or all of the notes at any time before July 1, 2013, at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium. In addition, prior to July 1, 2012, the Company may redeem up to 35% of the notes at a redemption price of 109.25% of their principal amount thereof plus accrued and unpaid interest, if any, with the proceeds from an equity offering. Subsequent to July 1, 2013, the Company may redeem the notes at 104.625% of their principal amount. The premium then reduces to 102.313% commencing on July 1, 2014 and then 100% on July 1, 2015 and thereafter. On November 16, 2009, the Company redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. On June 24, 2010, the Company redeemed an additional $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.
On November 2, 2009, the Company commenced an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer expired on December 2, 2009.
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.0%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of June 30, 2010, the Company had no outstanding balance under the Facility and approximately $17.4 million of undrawn availability, taking into account borrowing base limitations.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 10, 2010, the Company entered into Amendment No. 1 (the “Amendment”) to its ABL Facility improving certain terms of the ABL Facility. Among other things, this Amendment eliminates LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.
$650 Million Bridge Credit Facility
As part of the merger transaction in which the Company was acquired by certain private equity funds managed by affiliates of Fortress Investment Group LLC (“Fortress”), the Company terminated the commitments under its former amended and restated credit agreement and repaid all outstanding loans and other obligations in full under this agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, the Company entered into a $650 million bridge credit facility agreement. The facility consisted of a $587 million U.S. dollar term loan commitment and a $38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a $20 million U.S. dollar tranche and a $5 million Canadian dollar tranche. The Company entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at its option. Under the amended bridge credit facility agreement, the term loans and revolving loans carried an interest rate of LIBOR plus 4.0%. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%. The outstanding borrowings under this facility were classified as non-current as of December 31, 2008, as the Company had the intent and ability to exercise its option to extend the maturity to August 15, 2010. The $25 million revolving loan facility was available for immediate borrowing if necessary.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.

•	Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 7 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2009 or June 30, 2010.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2010
	Carrying	Fair
	Amount	Value
Cash and cash equivalents.	$141,854	$141,854
9.25% Senior secured notes	$570,041	$626,040
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
For derivative instruments in an asset position, the Company analyzes the credit standing of the counterparty and factors it into the fair value measurement. Fair Value Measurements and Disclosures Topic, ASC 820 states that the fair value of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness was factored into the fair value measurement of the derivative instruments in a liability position. The Company monitors any hedging positions and the credit ratings of its counterparties.
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest income (expense) of $0.3 million and $(0.3) million was recognized during the three and six months ended June 30, 2009 for the portion of the hedge deemed ineffective, respectively. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the quarters ended June 30, 2010 and 2009, included $5.6 million and $1.0 million of amortization expense related to the terminated swap, respectively. Interest expense for the six months ended June 30, 2010 and 2009, included $11.7 million and $1.0 million of amortization expense related to the terminated swap, respectively. As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the three and six months ended June 30, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of June 30, 2010, accumulated other comprehensive loss included $19.8 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $16.1 million, or $10.0 million, net of tax.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended June 30, 2009, the amount of loss recognized in the consolidated statement of operations is as follows (in thousands):

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
8. COMMON STOCK TRANSACTIONS
During the three months ended June 30, 2010 and 2009, the Company accepted 24,114 and 14,490 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation. During the six months ended June 30, 2010 and 2009, the Company accepted 104,784 and 46,854 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
In June 2009, the Company declared and paid a cash dividend in the amount of $20.0 million to its common shareholders. Approximately $0.5 million of the cash dividend was paid to holders of unvested restricted shares. This amount was accounted for as compensation expense and presented as a reduction of cash flow from operations.
9. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2009, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in maintenance expenditures is reflected in the Transportation functional category in the consolidated results of operations. For the three and six months ended June 30, 2009, the Shipper paid for $4.2 million and $8.4 million of maintenance expenditures, but no capital expenditures and the Company incurred $0.1 million and $0.2 million of consulting fees related to the agreement. The track maintenance tax credit has not been renewed by Congress for 2010 and therefore, there was no track maintenance agreement entered into during the first six months of 2010.
10. INCOME TAX PROVISION
The overall income tax rates for the three months ended June 30, 2010 and 2009 for continuing operations were a benefit of 39.0% and a provision of 15.3%, respectively. The overall tax rate for the three months ended June 30, 2010 was impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. The Company’s overall tax rate for the three months ended June 30, 2009, exclusive of discontinued operations, was favorably impacted by the resolution of the Australian tax matter during the reporting period, offset by significant non-operational losses with minimal state tax benefit.
The overall income tax rates for the six months ended June 30, 2010 and 2009 for continuing operations were a benefit of 32.7% and a provision of 25.5%, respectively. The overall tax rate for the six months ended June 30, 2010 was impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. The Company’s overall tax rate for the six months ended June 30, 2009, exclusive of discontinued operations, was favorably impacted by the resolution of the Australian tax matter during the reporting period, offset by significant non-operational losses with minimal state tax benefit.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2010	$6,097
Additions for tax positions of prior years	51

Balance at June 30, 2010	$6,148

11. COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of June 30, 2010, accumulated other comprehensive loss consisted of $18.8 million of unrealized losses, net of tax, related to hedging transactions, $0.4 million of unrealized actuarial gains, net of tax, associated with pension benefits and $6.4 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(4,221)	$18,234	$(6,735)	$19,227
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives designated as hedges, net of taxes of $0, $3,288, $0 and $3,262, respectively	—	5,364	—	5,322
Amortization of terminated swap costs, net of taxes of $2,141, $369, $4,449 and $369, respectively	3,494	603	7,259	603
Write-off of terminated swap costs, net of taxes of $642, $0, $642, and $0, respectively	1,047	—	1,047	—
Change in cumulative translation adjustments	(4,984)	8,992	(2,054)	5,914

Total comprehensive income (loss)	$(4,664)	$33,193	$(483)	$31,066

12. PENSION DISCLOSURES
Components of the net periodic pension and benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$32	$40	$94	$83
Interest cost	170	136	336	265
Expected return on plan assets	(135)	(96)	(268)	(188)
Amortization of net actuarial loss	13	10	27	19
Amortization of prior service costs	27	5	54	10

Net cost recognized	$107	$95	$243	$189

	Health and Welfare
	Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$11	$11	$21	$21
Interest cost	32	31	65	62
Amortization of net actuarial gain	(15)	(18)	(30)	(35)

Net cost recognized	$28	$24	$56	$48

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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected businesses, as well. All business interruption claims have been resolved. Total payments to-date exceed the self insured retention, so the IORY’s liability for civil matters has likely been exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) is investigating whether criminal negligence contributed to the incident, and whether charges should be pressed. A conference with the Company’s attorneys and the U.S. EPA attorneys took place on January 14, 2009, at which time legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The meeting concluded before the matters were fully discussed and a continuance was scheduled for March 13, 2009. This continuance meeting was delayed by the U.S. EPA attorneys and has not yet been rescheduled. Should this investigation lead to environmental criminal charges against the IORY, potential fines upon conviction could range widely and could be material. As of June 30, 2010, the Company has accrued $1.6 million for this incident, which is expected to be paid out within the next year.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. RELATED PARTY TRANSACTIONS
As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the quarters ended June 30, 2010 and 2009, on a net basis the Company paid FECR $0.5 million and $0.1 million, respectively. During the six months ended June 30, 2010 and 2009, on a net basis the Company paid FECR $1.0 million and $0.2 million, respectively.
The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the quarters ended June 30, 2010 and 2009, FECR billed the Company $0.2 million and $0.4 million, respectively, under the sub-lease agreement. During the six months ended June 30, 2010 and 2009, FECR billed the Company $0.6 million and $0.5 million, respectively, under the sub-lease agreement. As of June 30, 2010 there were no payable balances to FECR under these lease agreements.
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of June 30, 2010, the Company had a payable of $0.4 million due to FECR under this agreement.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and six months ended June 30, 2010, the Company recognized $0.1 million and $0.2 million of compensation expense and $0.1 million and $0.2 million of management fee income related to these consulting agreements, respectively.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and six months ended June 30, 2010, the Company recognized $0.3 million and $0.6 million of compensation expense and $0.3 million and $0.7 million of management fee income related to these consulting agreements, respectively.
15. SUBSEQUENT EVENTS
On July 1, 2010, the Company acquired Atlas Railroad Construction Company (“Atlas”) and related assets for $21.5 million in cash plus closing adjustments for working capital, which are estimated to be approximately $2.5 million. The acquisition was funded from existing cash on hand. Founded in 1954, Atlas is a railroad engineering, construction, maintenance and repair company operating primarily in the U.S. Midwest and Northeast. Atlas provides railroad construction services principally to public-transit agencies, industrial customers, and short line and regional railroads. The results of operations of Atlas will be included in the Company’s consolidated financial statements as of the acquisition date.

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
RailAmerica, Inc.
Consolidating Balance Sheet
June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$130,648	$11,206	$—	$141,854
Accounts and notes receivable, net of allowance	122	70,662	8,115	—	78,899
Current deferred tax assets	12,697	—	—	—	12,697
Other current assets	430	13,032	953	—	14,415

Total current assets	13,249	214,342	20,274	—	247,865

Property, plant and equipment, net	119	887,417	76,003	—	963,539
Intangible Assets	—	98,397	34,306	—	132,703
Goodwill	—	193,353	7,323		200,676
Other assets	13,368	1,142	(17)	—	14,493
Investment in and advances to affiliates	1,233,210	1,095,206	36,465	(2,364,881)	—

Total assets	$1,259,946	$2,489,857	$174,354	$(2,364,881)	$1,559,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$569	$—	$—	$569
Accounts payable	3,689	57,339	1,181	—	62,209
Accrued expenses	30,595	21,367	4,708	—	56,670

Total current liabilities	34,284	79,275	5,889	—	119,448

Long-term debt, less current maturities	—	2,733	—	—	2,733
Senior secured notes	570,041	—	—	—	570,041
Deferred income taxes	(12,253)	174,221	21,971	—	183,939
Other liabilities	6,870	12,926	2,315	—	22,111
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	632,804	2,215,024	127,311	(2,342,335)	632,804
Retained earnings	39,651	4,098	9,088	(13,186)	39,651
Accumulated other comprehensive income (loss)	(12,000)	87	7,780	(7,867)	(12,000)

Total stockholders’ equity	661,004	2,220,702	144,179	(2,364,881)	661,004

Total liabilities and stockholders’ equity	$1,259,946	$2,489,857	$174,354	$(2,364,881)	$1,559,276

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$103,647	$13,608	$—	$117,306

Operating expenses:
Transportation	—	49,162	6,166	—	55,328
Selling, general and administrative	8,562	18,921	1,325	—	28,808
Net loss (gain) on sale of assets	1	(111)	—	—	(110)
Depreciation and amortization	2	9,975	770	—	10,747

Total operating expenses	8,565	77,947	8,261	—	94,773

Operating (loss) income	(8,514)	25,700	5,347	—	22,533
Interest expense	(5,759)	(15,276)	(1,118)	—	(22,153)
Equity in earnings of subsidiaries	9,449	—	—	(9,449)	—
Other loss	(2,003)	(4,813)	(1,084)	—	(7,900)

Income (loss) from continuing operations before income taxes	(6,827)	5,611	3,145	(9,449)	(7,520)
Benefit from income taxes	(2,606)	—	(324)	—	(2,930)

Income (loss) from continuing operations	(4,221)	5,611	3,469	(9,449)	(4,590)
Loss on disposal of discontinued business (net of tax)	—	(48)	(45)	—	(93)
Income from operations of discontinued business (net of tax)	—	—	462	—	462

Net income (loss)	$(4,221)	$5,563	$3,886	$(9,449)	$(4,221)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the six months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$101	$203,212	$26,737	$—	$230,050

Operating expenses:
Transportation	(3)	96,183	11,558	—	107,738
Selling, general and administrative	17,721	39,330	2,465	—	59,516
Net loss (gain) on sale of assets	1	(142)	(1)	—	(142)
Depreciation and amortization	53	20,102	1,507	—	21,662

Total operating expenses	17,772	155,473	15,529	—	188,774

Operating (loss) income	(17,671)	47,739	11,208	—	41,276
Interest expense	(12,030)	(30,581)	(2,246)	—	(44,857)
Equity in earnings of subsidiaries	15,104	—	—	(15,104)	—
Other income (loss)	4,338	(9,612)	(2,167)	—	(7,441)

Income (loss) from continuing operations before income taxes	(10,259)	7,546	6,795	(15,104)	(11,022)
Provision for (benefit from) income taxes	(3,524)	388	(466)	—	(3,602)

Income (loss) from continuing operations	(6,735)	7,158	7,261	(15,104)	(7,420)
Loss on disposal of discontinued business (net of tax)	—	(48)	(44)	—	(92)
Income from operations of discontinued business (net of tax)	—	—	777	—	777

Net income (loss)	$(6,735)	$7,110	$7,994	$(15,104)	$(6,735)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,735)	$7,110	$7,994	$(15,104)	$(6,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	2,330	20,285	1,524	—	24,139
Equity in earnings of subsidiaries	(15,104)	—	—	15,104	—
Amortization of swap termination costs	11,708	—	—	—	11,708
Net (gain) loss on sale or disposal of properties	—	(67)	57	—	(10)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	3,490	—	—	—	3,490
Deferred income taxes and other	(6,335)	360	(19)	—	(5,994)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(62)	(11,087)	(1,250)	—	(12,399)
Other current assets	(245)	6,380	1,286	—	7,421
Accounts payable	1,600	8,152	(3,075)	—	6,677
Accrued expenses	27,137	(4,470)	(783)	—	21,884
Other assets and liabilities	13	21	158	—	192

Net cash provided by operating activities	26,154	26,684	5,892	—	58,730

Cash flows from investing activities:
Purchase of property, plant and equipment	(74)	(28,008)	(2,500)	—	(30,582)
Proceeds from sale of assets	—	546	106	—	652

Net cash used in investing activities	(74)	(27,462)	(2,394)	—	(29,930)

Cash flows from financing activities:
Principal payments on long-term debt	—	(380)	—	—	(380)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(71,700)	77,107	(5,407)	—	—
Costs associated with sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash provided by (used in) financing activities	(148,121)	76,598	(5,407)	—	(76,930)

Effect of exchange rates on cash	—	—	(234)	—	(234)

Net increase (decrease) in cash	(122,041)	75,820	(2,143)	—	(48,364)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$130,648	$11,206	$—	$141,854

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended June 30, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$29	$90,392	$9,251	$—	$99,672

Operating expenses:
Transportation	(4,129)	41,742	4,353	—	41,966
Selling, general and administrative	7,569	14,865	765	—	23,199
Net gain on sale of assets	—	1,468	—	—	1,468
Depreciation and amortization	52	9,413	672	—	10,137

Total operating expenses	3,492	67,488	5,790	—	76,770

Operating (loss) income	(3,463)	22,904	3,461	—	22,902
Interest expense	(7,159)	(8,727)	(787)	—	(16,673)
Equity in earnings of subsidiaries	14,997	—	—	(14,997)	—
Other income (loss)	3,861	(4,849)	732	—	(256)

Income (loss) from continuing operations before income taxes	8,236	9,328	3,406	(14,997)	5,973
Provision for income taxes	1,118	—	(202)	—	916

Income (loss) from continuing operations	7,118	9,328	3,608	(14,997)	5,057
Gain on disposal of discontinued business (net of tax)	11,116	1,651	—	—	12,767
Income from operations of discontinued business (net of tax)	—	—	410	—	410

Net income (loss)	$18,234	$10,979	$4,018	$(14,997)	$18,234

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the six months ended June 30, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$99	$180,561	$18,249	$—	$198,909

Operating expenses:
Transportation	(8,253)	85,450	10,031	—	87,228
Selling, general and administrative	13,091	31,902	2,038	—	47,031
Net loss (gain) on sale of assets	—	1,047	(33)	—	1,014
Depreciation and amortization	104	19,027	1,220	—	20,351

Total operating expenses	4,942	137,426	13,256	—	155,624

Operating (loss) income	(4,843)	43,135	4,993	—	43,285
Interest expense	(15,211)	(18,389)	(1,663)	—	(35,263)
Equity in earnings of subsidiaries	22,283	—	—	(22,283)	—
Other income (loss)	8,232	(7,835)	(1,817)	—	(1,420)

Income (loss) from continuing operations before income taxes	10,461	16,911	1,513	(22,283)	6,602
Provision for income taxes	2,350	—	(668)	—	1,682

Income (loss) from continuing operations	8,111	16,911	2,181	(22,283)	4,920
Gain on disposal of discontinued business (net of tax)	11,116	1,651	184	—	12,951
Income from operations of discontinued business (net of tax)	—	—	1,356	—	1,356

Net income (loss)	$19,227	$18,562	$3,721	$(22,283)	$19,227

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$19,227	$18,562	$3,721	$(22,283)	$19,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	705	25,322	2,123	—	28,150
Equity in earnings of subsidiaries	(22,283)	—	—	22,283	—
Amortization of swap termination costs	972	—	—	—	972
Net (gain) loss on sale or disposal of properties	—	366	(307)	—	59
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Write-off of deferred financing costs	509	1,875	209	—	2,593
Equity compensation costs	1,942	—	—	—	1,942
Deferred income taxes	10,219	(969)	90	—	9,340
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,048)	2,038	1,717	—	707
Other current assets	(129)	1,844	510	—	2,225
Accounts payable	1,298	(5,040)	(5,345)	—	(9,087)
Accrued expenses	(3,573)	(18,896)	(2)	—	(22,471)
Other assets and liabilities	(20,725)	463	157	—	(20,105)

Net cash provided by (used in) operating activities	(70,636)	25,565	1,713	—	(43,358)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(23,534)	(2,232)	—	(25,766)
Proceeds from sale of assets	—	19,338	282	—	19,620
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash used in investing activities	(355)	(4,196)	(1,950)	—	(6,501)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,585)	(38,000)	—	(625,585)
(Disbursements)/receipts on intercompany debt	(473,827)	441,944	31,883	—	—
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(16,723)	(1,140)	—	—	(17,863)

Net cash provided by (used in) financing activities	87,795	(34,781)	(6,117)	—	46,897

Effect of exchange rates on cash	—	—	(59)	—	(59)

Net increase (decrease) in cash	16,804	(13,412)	(6,413)	—	(3,021)
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$20,008	$1,325	$2,597	$—	$23,930

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K filed with the Commission on March 26, 2010. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
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
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads decreased in 2009 due to the global economic slowdown, but have shown growth during the first six months of 2010. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
     Non-freight services offered to our customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third party railcar repair, and car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also intends to grow non-freight revenue from users of our land holdings.
     Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses. Each of these costs is included in one of the functional departments of transportation, or selling, general & administrative.

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
     Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended June 30, 2010, coal, agricultural products and chemicals accounted for 20%, 14% and 11%, respectively, of our carloads. As a percentage of our freight revenue, chemicals, agricultural products and coal generated 16%, 15% and 10%, respectively, for the three months ended June 30, 2010. Freight revenue per carload is impacted by several factors including the length of haul.
     Overview
Three months ended June 30, 2010
     Operating revenue in the three months ended June 30, 2010, was $117.3 million, compared with $99.7 million in the three months ended June 30, 2009. The net increase in our operating revenue was primarily due to increased carloads, negotiated rate increases, change in commodity mix and an increase in our non-freight revenue.
     Freight revenue increased $13.9 million, or 17%, in the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to an increase in carloads of 11%, negotiated rate increases and change in commodity mix. Non-freight revenue increased $3.7 million, or 22%, in the three months ended June 30, 2010, compared with the three months ended June 30, 2009, primarily due to increases in car repair revenue, car storage fees and real estate revenue, partially offset by decreases in demurrage revenue.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 80.8% in the three months ended June 30, 2010, compared with an operating ratio of 77.0% in the three months ended June 30, 2009. This increase was primarily due to an increase in labor and benefit expense, diesel fuel prices and the lack of track maintenance credits in 2010. Operating expenses were $94.8 million in the three months ended June 30, 2010, compared with $76.8 million in the three months ended June 30, 2009, an increase of $18.0 million, or 24%.
     In 2009, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in track maintenance credits is reflected in the transportation functional category in the results of operations set forth below. For the quarter ended June 30, 2009, the Shipper paid for $4.2 million of maintenance expenditures and no capital expenditures and we incurred $0.1 million of consulting fees related to the agreement. The track maintenance tax credit has not been renewed by Congress for 2010 and therefore, there was no track maintenance agreement entered into during the first six months of 2010.
     Net loss in the three months ended June 30, 2010, was $4.2 million, compared with net income of $18.2 million in the three months ended June 30, 2009. Loss from continuing operations in the three months ended June 30, 2010, was $4.6 million, compared with income from continuing operations of $5.1 million in the three months ended June 30, 2009. Loss from continuing operations for the three months ended June 30, 2010 included $8.4 million of charges related to the extinguishment of $74 million of senior secured notes.
Six months ended June 30, 2010
     Operating revenue in the six months ended June 30, 2010, was $230.1 million, compared with $198.9 million in the six months ended June 30, 2009. The net increase in our operating revenue was primarily due to increased carloads, negotiated rate increases, change in commodity mix and an increase in our non-freight revenue.
     Freight revenue increased $25.0 million, or 15%, in the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to negotiated rate increases, change in commodity mix and an increase in carloads of 8%. Non-freight revenue increased $6.1 million, or 18%, in the six months ended June 30, 2010, compared with the six months ended June 30, 2009, primarily due to increases in car storage fees, car repair revenue and real estate revenue, partially offset by decreases in demurrage revenue.

     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 82.1% in the six months ended June 30, 2010, compared with an operating ratio of 78.2% in the six months ended June 30, 2009. This increase was primarily due to an increase in labor and benefit expense, diesel fuel prices and the lack of track maintenance credits in 2010. Operating expenses were $188.8 million in the six months ended June 30, 2010, compared with $155.6 million in the six months ended June 30, 2009, an increase of $33.2 million, or 21%.
     For the six months ended June 30, 2009, the Shipper paid for $8.4 million of maintenance expenditures and no capital expenditures and we incurred $0.2 million of consulting fees related to the agreement.
     Net loss in the six months ended June 30, 2010, was $6.7 million, compared with net income of $19.2 million in the six months ended June 30, 2009. Loss from continuing operations in the six months ended June 30, 2010, was $7.4 million, compared with income from continuing operations of $4.9 million in the six months ended June 30, 2009. Loss from continuing operations for the six months ended June 30, 2010 included $8.4 million of charges related to the extinguishment of $74 million of senior secured notes.
Results of Operations
     Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
     The following table sets forth the results of operations for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009
Operating revenue	$117,306	$99,672
Operating expenses:
Transportation	55,328	41,966
Selling, general and administrative	28,808	23,199
Net loss (gain) on sale of assets	(110)	1,468
Depreciation and amortization	10,747	10,137

Total operating expenses	94,773	76,770
Operating income	22,533	22,902
Interest expense, including amortization costs	(22,153)	(16,673)
Other loss	(7,900)	(256)

Income (loss) from continuing operations before income taxes	(7,520)	5,973
Provision for (benefit from) income taxes	(2,930)	916

Income (loss) from continuing operations	(4,590)	5,057
Discontinued operations:
Gain (loss) on disposal of discontinued business	(93)	12,767
Income from operations of discontinued business	462	410

Net income (loss)	$(4,221)	$18,234

     Operating Revenue
     Operating revenue increased by $17.6 million, or 18%, to $117.3 million in the three months ended June 30, 2010, from $99.7 million in the three months ended June 30, 2009. Total carloads during the three month period ending June 30, 2010 increased 11% to 216,113 in 2010 from 195,545 in the three months ended June 30, 2009. The increase in operating revenue was due to an increase in carloads, negotiated rate increases, change in commodity mix, the strengthening of the Canadian dollar and an increase in fuel surcharge, which increased $0.8 million from prior year.
     The increase in the average revenue per carload to $446 in the three months ended June 30, 2010, from $422 in the comparable period in 2009 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $3.7 million, or 22%, to $20.8 million in the three months ended June 30, 2010 from $17.1 million in the three months ended June 30, 2009, primarily due to an increase in car repair income, storage revenue and real estate revenue, partially offset by a decrease in demurrage revenue.

     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended June 30, 2010 and 2009:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Chemicals	$14,989	24,203	$619	$11,380	19,527	$583
Agricultural Products	14,404	31,032	464	12,328	28,513	432
Coal	9,774	44,191	221	9,897	45,025	220
Metallic Ores and Metals	9,433	16,002	589	5,061	9,365	540
Non-Metallic Minerals and Products	9,278	21,419	433	7,946	19,183	414
Pulp, Paper and Allied Products	7,946	14,695	541	7,652	14,276	536
Food or Kindred Products	7,326	14,939	490	6,427	13,043	493
Forest Products	7,290	12,689	575	6,883	12,170	566
Waste and Scrap Materials	6,670	15,999	417	4,602	12,231	376
Petroleum	4,681	10,154	461	4,378	9,023	485
Other	2,711	7,471	363	4,548	9,092	500
Motor Vehicles	1,966	3,319	592	1,475	4,097	360

Total	$96,468	216,113	$446	$82,577	195,545	$422

     Freight revenue was $96.5 million in the three months ended June 30, 2010, compared to $82.6 million in the three months ended June 30, 2009, an increase of $13.9 million or 17%. This increase was primarily due to the net effect of the following:
•	Chemicals revenue increased $3.6 million or 32% primarily due to increased industrial production, demand for fertilizer and production of ethanol;

•	Agricultural products revenue increased $2.1 million or 17% primarily due to high demand for animal feed ingredients for domestic production and for export and favorable commodity prices which encouraged the sale and transfer of stored grain in the Midwest;

•	Coal revenue decreased $0.1 million or 1% primarily due to a source change for a utility customer in the Midwest and down time at a utility customer in the Central U.S.;

•	Metallic ores and metals revenue increased $4.4 million or 86% primarily due to customers bringing production capacity online to replenish low inventories and demand from the automotive and energy markets.;

•	Non-metallic minerals and products revenue increased $1.3 million or 17% primarily due to an increased demand for aggregate in the Central U.S.;

•	Pulp, paper and allied products revenue increased $0.3 million or 4% due to increased demand for Canadian paper products and the strengthening of the Canadian dollar;

•	Food or kindred products revenue increased $0.9 million or 14% primarily due to increased demand for feed ingredients for domestic livestock and exports;

•	Forest products revenue increased $0.4 million or 6% primarily due to an increase in housing starts in the Western and Central U.S.;

•	Waste and scrap materials revenue increased $2.1 million or 45% primarily due to an overall increase in the demand for scrap metal and negotiated price increases;

•	Petroleum revenue increased $0.3 million or 7% primarily due to increased production of liquid petroleum gas, or LPG, in Canada and California along with the strengthening of the Canadian dollar;

•	Other revenue decreased $1.8 million or 40% primarily due to fewer movements for Class I railroads in the Northeast and wind turbine component moves in Illinois; and

•	Motor vehicles revenue increased $0.5 million or 33% primarily due to the movement of export automobiles and an increase in production at a manufacturing facility in the Midwest, partially offset by a loss of lower-rated automobile haulage in the Midwest.

Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated. Some items have been reclassified to conform to current period presentation (dollars in thousands).

	Three Months Ended June 30,
	2010		2009
Operating revenue	$117,306	100.0%	$99,672	100.0%
Operating expenses:
Labor and benefits	36,918	31.5%	31,312	31.4%
Equipment rents	8,603	7.3%	9,303	9.3%
Purchased services	9,610	8.2%	7,696	7.7%
Diesel fuel	10,115	8.6%	6,832	6.9%
Casualties and insurance	4,913	4.2%	3,524	3.5%
Materials	3,829	3.3%	2,414	2.4%
Joint facilities	1,945	1.6%	915	0.9%
Other expenses	8,203	7.0%	7,298	7.3%
Track maintenance credit (45G)	—	0.0%	(4,129)	(4.1)%
Net (gain) loss on sale of assets	(110)	(0.1)%	1,468	1.5%
Depreciation and amortization	10,747	9.2%	10,137	10.2%

Total operating expenses	94,773	80.8%	76,770	77.0%

Operating income	$22,533	19.2%	$22,902	23.0%

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

	Three Months Ended June 30,
	2010			2009
			Total			Total
		Selling, general	Operating		Selling, general	Operating
	Transportation	and administrative	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$19,360	$17,558	$36,918	$17,400	$13,912	$31,312
Equipment rents	8,465	138	8,603	9,182	121	9,303
Purchased services	5,455	4,155	9,610	5,054	2,642	7,696
Diesel fuel	10,115	—	10,115	6,822	10	6,832
Casualties and insurance	3,234	1,679	4,913	1,956	1,568	3,524
Materials	3,639	190	3,829	2,200	214	2,414
Joint facilities	1,945	—	1,945	915	—	915
Other expenses	3,115	5,088	8,203	2,566	4,732	7,298
Track maintenance credit (45G)	—	—	—	(4,129)	—	(4,129)
Net (gain) loss on sale of assets	—	—	(110)	—	—	1,468
Depreciation and amortization	—	—	10,747	—	—	10,137

Total operating expenses	$55,328	$28,808	$94,773	$41,966	$23,199	$76,770

     Operating expenses increased to $94.8 million in the three months ended June 30, 2010, from $76.8 million in the three months ended June 30, 2009. The operating ratio was 80.8% in 2010 compared to 77.0% in 2009. The change in the operating ratio was primarily due to including the benefit from the monetization of the track maintenance credit in 2009 and increases in fuel prices and labor costs in the three months ended June 30, 2010 as compared to the same period in 2009.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $5.6 million, or 18% primarily due to incentive compensation expense, including restricted stock amortization and an increase in health insurance expense as a result of experiencing higher average claims during the three months ended June 30, 2010 as compared to the prior year period;

•	Equipment rents expense decreased $0.7 million, or 8% primarily due to a reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $1.9 million, or 25% primarily due to an increase in professional fees for public company related costs and special projects;

•	Diesel fuel expense increased $3.3 million, or 48% primarily due to higher average fuel costs of $2.45 per gallon in 2010 compared to $1.79 per gallon in 2009, resulting in a $2.6 million increase in fuel expense and an unfavorable consumption variance of $0.6 million due to the increase in carload volume;

•	Casualties and insurance expense increased $1.4 million, or 39% primarily due to expenses associated with two derailments that occurred during the second quarter of 2010 and an increase in reserves for personal injury cases;

•	Materials expense increased $1.4 million, or 59% primarily due to an increase in car repair material purchases as a result of an increase in car repair activities;

•	Joint facilities expense increased $1.0 million, or 113% primarily due to an increase in carload volume in 2010 and favorable adjustments to accrued joint facility expense in the second quarter of 2009;

•	Other expenses increased $0.9 million, or 12% primarily due to an increase in automotive fuel expense, crew transportation and other taxes;

•	The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $4.2 million of maintenance expenditures and we incurred $0.1 million for consulting fees;

•	Asset sales resulted in a net gain of $0.1 million and a loss of $1.5 million in the three months ended June 30, 2010 and 2009, respectively. The gains on sale of assets are primarily due to easement sales along our corridor of track. In the second quarter of 2009, we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the Surface Transportation Board of $0.4 million, which resulted in a loss on disposition of $1.5 million; and

•	Depreciation and amortization expense increased $0.6 million, or 6% due to the capitalization and depreciation of 2009 and 2010 capital projects.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $5.5 million to $22.2 million for the three months ended June 30, 2010, from $16.7 million in the three months ended June 30, 2009. This increase is primarily due to the increase in long term debt as a result of the refinancing in June 2009 and $5.6 million of swap termination cost amortization, partially offset by $4.2 million of swap interest expense incurred during the three months ended June 30, 2009, while the interest rate swap was active. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes. Interest expense includes $6.9 million and $3.5 million of amortization costs for the three months ended June 30, 2010 and 2009, respectively.
     Other Loss. Other loss during the three months ended June 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of these transactions, we recorded an offsetting expense in labor and benefits. Other loss during the three months ended June 30, 2009, primarily relates to foreign exchange gains or losses associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries and the write-off of unamortized deferred loan costs associated with our former bridge credit facility. For the three months ended June 30, 2009, the exchange rates increased, resulting in a foreign exchange gain of $2.3 million.
     Income Taxes. The overall income tax rates for the three months ended June 30, 2010 and 2009 for continuing operations were a benefit of 39.0% and a provision of 15.3%, respectively. The overall tax rate for the three months ended June 30, 2010 was impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. The overall tax rate for the three months ended June 30, 2009, exclusive of discontinued operations, was favorably impacted by the resolution of the Australian tax audit matter during the period, offset by significant non-operational losses with minimal state tax benefit.
     Discontinued Operations. In December 2009, we completed a transaction to terminate the lease of the OVRR line for CAD $73 million (U.S. $68.6 million). During the three months ended June 30, 2010, we recorded an adjustment of $0.1 million, before and after tax, as a loss on disposal of discontinued operations. Income from operations of the discontinued business was $0.5 million and $0.4 million, after tax, during the three months ended June 30, 2010 and 2009, respectively.

     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). We were subsequently notified that the Australian Taxation Office, or ATO, was going to perform an audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. On May 14, 2009, we received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million, after tax.
     Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
     The following table sets forth the results of operations for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Operating revenue	$230,050	$198,909
Operating expenses:
Transportation	107,738	87,228
Selling, general and administrative	59,516	47,031
Net loss (gain) on sale of assets	(142)	1,014
Depreciation and amortization	21,662	20,351

Total operating expenses	188,774	155,624
Operating income	41,276	43,285
Interest expense, including amortization costs	(44,857)	(35,263)
Other loss	(7,441)	(1,420)

Income (loss) from continuing operations before income taxes	(11,022)	6,602
Provision for (benefit from) income taxes	(3,602)	1,682

Income (loss) from continuing operations	(7,420)	4,920
Discontinued operations:
Gain (loss) on disposal of discontinued business	(92)	12,951
Income from operations of discontinued business	777	1,356

Net income (loss)	$(6,735)	$19,227

     Operating Revenue
     Operating revenue increased by $31.1 million, or 16%, to $230.1 million in the six months ended June 30, 2010, from $198.9 million in the six months ended June 30, 2009. Total carloads during the six month period ending June 30, 2010 increased 8% to 425,261 in 2010 from 394,773 in the six months ended June 30, 2009. The increase in operating revenue was due to an increase in carloads, negotiated rate increases, change in commodity mix and the strengthening of the Canadian dollar, partially offset by a decrease in fuel surcharge, which declined $0.7 million from prior year.
     The increase in the average revenue per carload to $446 in the six months ended June 30, 2010, from $417 in the comparable period in 2009 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $6.1 million, or 18%, to $40.5 million in the six months ended June 30, 2010 from $34.4 million in the six months ended June 30, 2009, primarily due to an increase in car repair income, storage revenue and real estate revenue, partially offset by a decrease in demurrage revenue.

     The following table compares our freight revenue, carloads and average freight revenue per carload for the six months ended June 30, 2010 and 2009:

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$29,890	64,974	$460	$24,546	57,079	$430
Chemicals	28,623	47,117	607	22,818	39,401	579
Coal	19,359	86,966	223	18,958	89,535	212
Metallic Ores and Metals	19,054	33,058	576	10,802	19,524	553
Non-Metallic Minerals and Products	17,163	39,171	438	16,046	38,742	414
Pulp, Paper and Allied Products	15,904	28,690	554	15,233	28,741	530
Food or Kindred Products	14,178	28,957	490	13,158	26,154	503
Forest Products	13,838	24,112	574	13,790	23,831	579
Waste and Scrap Materials	11,969	29,104	411	9,323	25,412	367
Petroleum	10,326	21,977	470	9,737	21,337	456
Other	5,498	14,575	377	7,461	17,659	423
Motor Vehicles	3,772	6,560	575	2,671	7,358	363

Total	$189,574	425,261	$446	$164,543	394,773	$417

     Freight revenue was $189.6 million in the six months ended June 30, 2010, compared to $164.5 million in the six months ended June 30, 2009, an increase of $25.0 million or 15%. This increase was primarily due to the net effect of the following:
•	Agricultural products revenue increased $5.3 million or 22% primarily due to high demand for animal feed ingredients and favorable commodity prices which encouraged the sale and transfer of stored grain in the Midwest;

•	Chemicals revenue increased $5.8 million or 25% primarily due to customers rebuilding inventories and increased demand for fertilizer;

•	Coal revenue increased $0.4 million or 2% primarily due to increased demand for Powder River Basin and import coal and the strengthening of the Canadian dollar, partially offset by a decrease in Illinois Basin coal as a result of a source change for a utility customer;

•	Metallic ores and metals revenue increased $8.3 million or 76% primarily due to customers bringing production capacity online to replenish low inventories and demand from the automotive and energy markets.;

•	Non-metallic minerals and products revenue increased $1.1 million or 7% primarily due to an increased demand for aggregate in the Central U.S.;

•	Pulp, paper and allied products revenue increased $0.7 million or 4% due to increased demand for Canadian paper products and the strengthening of the Canadian dollar;

•	Food or kindred products revenue increased $1.0 million or 8% primarily due to increased demand for feed ingredients for domestic livestock and exports;

•	Forest products revenue remained relatively flat while carloads increased as a result of an increase in housing starts in the Western and Central U.S.;

•	Waste and scrap materials revenue increased $2.6 million or 28% primarily due to an overall increase in the demand for scrap metal, a change in mix within the category and negotiated price increases;

•	Petroleum revenue increased $0.6 million or 6% primarily due to increased production of LPG in Canada and California and the strengthening of the Canadian dollar, partially offset by volume declines elsewhere in the U.S.;

•	Other revenue decreased $2.0 million or 26% primarily due to fewer movements for Class I railroads and wind turbine component moves in Illinois; and

•	Motor vehicles revenue increased $1.1 million or 41% primarily due to a new movement of export automobiles and an increase in production at a manufacturing facility in the Midwest, partially offset by a loss of lower-rated automobile haulage in the Midwest.

Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated. Some items have been reclassified to conform to current period presentation (dollars in thousands).

	Six Months Ended June 30,
	2010		2009
Operating revenue	$230,050	100.0%	$198,909	100.0%
Operating expenses:
Labor and benefits	73,883	32.1%	62,726	31.5%
Equipment rents	17,035	7.4%	18,337	9.2%
Purchased services	18,107	7.9%	15,561	7.8%
Diesel fuel	20,900	9.1%	14,521	7.3%
Casualties and insurance	8,462	3.7%	8,168	4.1%
Materials	7,680	3.4%	5,025	2.5%
Joint facilities	4,091	1.8%	2,325	1.2%
Other expenses	17,096	7.4%	15,849	8.0%
Track maintenance credit (45G)	—	0.0%	(8,253)	(4.1)%
Net (gain) loss on sale of assets	(142)	(0.1)%	1,014	0.5%
Depreciation and amortization	21,662	9.4%	20,351	10.2%

Total operating expenses	188,774	82.1%	155,624	78.2%

Operating income	$41,276	17.9%	$43,285	21.8%

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

	Six Months Ended June 30,
	2010			2009
			Total			Total
		Selling, general	Operating		Selling, general	Operating
	Transportation	and administrative	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$37,878	$36,005	$73,883	$35,453	$27,273	$62,726
Equipment rents	16,749	286	17,035	18,132	205	18,337
Purchased services	9,549	8,558	18,107	9,718	5,843	15,561
Diesel fuel	20,899	1	20,900	14,517	4	14,521
Casualties and insurance	5,220	3,242	8,462	5,668	2,500	8,168
Materials	7,261	419	7,680	4,579	446	5,025
Joint facilities	4,091	—	4,091	2,325	—	2,325
Other expenses	6,091	11,005	17,096	5,089	10,760	15,849
Track maintenance credit (45G)	—	—	—	(8,253)	—	(8,253)
Net (gain) loss on sale of assets	—	—	(142)	—	—	1,014
Depreciation and amortization	—	—	21,662	—	—	20,351

Total operating expenses	$107,738	$59,516	$188,774	$87,228	$47,031	$155,624

     Operating expenses increased to $188.8 million in the six months ended June 30, 2010, from $155.6 million in the six months ended June 30, 2009. The operating ratio was 82.1% in 2010 compared to 78.2% in 2009. The change in the operating ratio was primarily due to including the benefit from the monetization of the track maintenance credit in 2009 and increases in labor costs and fuel prices in the six months ended June 30, 2010 as compared to the same period in 2009.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $11.2 million, or 18% primarily due to incentive compensation expense, including restricted stock amortization and an increase in health insurance expense as a result of experiencing higher average claims during the six months ended June 30, 2010 as compared to the prior year period;

•	Equipment rents expense decreased $1.3 million, or 7% primarily due to a reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $2.5 million, or 16% primarily due to an increase in professional fees for public company related costs and special projects;

•	Diesel fuel expense increased $6.4 million, or 44% primarily due to higher average fuel costs of $2.37 per gallon in 2010 compared to $1.71 per gallon in 2009, resulting in a $5.6 million increase in fuel expense and an unfavorable consumption variance of $0.7 million due to the increase in carload volume;

•	Casualties and insurance expense increased $0.3 million, or 4% primarily due to two derailments that occurred in the second quarter of 2010, partially offset by a decrease in FRA reportable personal injuries and train accidents over the last twelve months which has resulted in fewer asserted claims and settlements;

•	Materials expense increased $2.7 million, or 53% primarily due to an increase in car repair material purchases as a result of an increase in car repair activities;

•	Joint facilities expense increased $1.8 million, or 76% primarily due to an increase in carload volume and adjustments to accrued joint facility expense in 2009;

•	Other expenses increased $1.2 million, or 8% primarily due to an adjustment to our allowance for doubtful accounts, an increase in automotive fuel expense and crew transportation;

•	The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $8.4 million of maintenance expenditures and we incurred $0.2 million for consulting fees;

•	Asset sales resulted in a net gain of $0.1 million in the six months ended June 30, 2010 and a net loss of $1.0 million in the six months ended June 30, 2009. The gains on sale of assets are primarily due to easement sales along our corridor of track. In the second quarter of 2009, we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the Surface Transportation Board of $0.4 million, which resulted in a loss on disposition of $1.5 million. In the first quarter of 2009, we sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sales price; and

•	Depreciation and amortization expense increased $1.3 million, or 6% due to the capitalization and depreciation of 2009 and 2010 capital projects.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $9.6 million to $44.9 million for the six months ended June 30, 2010, from $35.3 million in the six months ended June 30, 2009. This increase is primarily due to the increase in long term debt as a result of the refinancing in June 2009 and $11.7 million of swap termination cost amortization, partially offset by $9.2 million of swap interest expense incurred during the six months ended June 30, 2009, while the interest rate swap was active. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes. Interest expense includes $14.2 million and $8.6 million of amortization costs for the six months ended June 30, 2010 and 2009, respectively.
     Other Loss. Other loss during the three months ended June 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of these transactions, we recorded an offsetting expense in labor and benefits. Other loss during the six months ended June 30, 2009, includes a $2.6 million loss associated with the write-off of unamortized deferred loan costs. This was partially offset by foreign exchange gains associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries under our former bridge credit facility. For the six months ended June 30, 2009, the exchange rates increased, resulting in a foreign exchange gain of $1.2 million.
     Income Taxes. The overall income tax rates for the six months ended June 30, 2010 and 2009 for continuing operations were a benefit of 32.7% and a provision of 25.5%, respectively. The overall tax rate for the six months ended June 30, 2010 was impacted by the jurisdictional mix of operating income along with an expense relating to stock-based compensation plans as well as non-deductible permanent items. The overall tax rate for the six months ended June 30, 2009, exclusive of discontinued operations, was favorably impacted by the resolution of the Australian tax audit matter during the period, offset by significant non-operational losses with minimal state benefit.

     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. In the six months ended June 30, 2009, the Company recorded an adjustment of $0.3 million, or $0.2 million, after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
     In December 2009, we completed a transaction to terminate the lease of the OVRR line for CAD $73 million (U.S. $68.6 million). In the six months ended June 30, 2010, the Company recorded an adjustment of $0.1 million, before and after tax, as a loss on disposal of discontinued operations. Income from operations of the discontinued business was $0.8 million and $1.4 million, after tax, during the six months ended June 30, 2010 and 2009, respectively.
     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). We were subsequently notified that the Australian Taxation Office, or ATO, was going to perform an audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. On May 14, 2009, we received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million, after tax.
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the six months ended June 30, 2010, there was a net cash inflow from operations of $58.7 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
     Operating Activities
     Cash provided by (used in) operating activities was $58.7 million for the six months ended June 30, 2010, compared to $(43.4) million for the six months ended June 30, 2009. The increase in cash flows from operating activities was primarily due to the termination of the existing interest rate swap in connection with the repayment of the bridge credit facility in June 2009 and timing of interest payments on the senior secured notes.
     Investing Activities
     Cash used in investing activities was $29.9 million for the six months ended June 30, 2010, compared to $6.5 million for the six months ended June 30, 2009. Capital expenditures were slightly higher in 2010 at $30.6 million compared to $25.8 million in 2009. Asset sale proceeds were $0.7 million for the six months ended June 30, 2010 compared to $19.6 million for the six months ended June 30, 2009, primarily due to the sale of the Coos Bay Line in 2009.
     Financing Activities
     Cash provided by (used in) financing activities was $(76.9) million for the six months ended June 30, 2010, compared to $46.9 million in the six months ended June 30, 2009. The cash provided by financing activities in the six months ended June 30, 2009 was primarily due to the issuance of the 9.25% senior secured notes, partially offset by cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. The cash used in financing activities during the six months ended June 30, 2010, was primarily for the repayment of $74.0 million of the senior secured notes.
     Working Capital
     As of June 30, 2010, we had working capital of $128.4 million, including cash on hand of $141.9 million, and approximately $17.4 million of availability under the ABL Facility, compared to working capital of $202.2 million, including cash on hand of $190.2 million, and $17.1 million of availability under the ABL Facility at December 31, 2009. The working capital decrease at June 30, 2010, compared to December 31, 2009, is primarily due to use of cash to repay $74 million of senior secured notes in June 2010. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

     Long-term Debt
$740 million 9.25% Senior Secured Notes
     On June 23, 2009, we sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. The notes are secured by first-priority liens on substantially all of our and the guarantors’ assets. The guarantors are defined essentially as our existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility and pay fees and expenses related to the offering and for general corporate purposes.
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
     On June 24, 2010, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of June 30, 2010, we had no outstanding balance under the ABL Facility and approximately $17.4 million of undrawn availability, taking into account borrowing base limitations.
     On June 10, 2010, we entered into Amendment No. 1 (the “Amendment”) to the ABL Facility improving certain terms of the ABL Facility. Among other things, this Amendment eliminates LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by (used in) operating activities	$33,290	$(37,023)	$58,730	$(43,358)
Changes in working capital accounts	(13,584)	23,423	(23,775)	48,731
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(11,988)	(12,718)	(24,139)	(28,150)
Amortization of swap termination costs	(5,635)	(972)	(11,708)	(972)
Net gain (loss) on sale or disposal of properties	(24)	(787)	10	(59)
Foreign exchange gain on debt	—	2,324	—	1,160
Swap termination costs	—	55,750	—	55,750
Loss on debt extinguishment	(8,357)	(2,593)	(8,357)	(2,593)
Equity compensation costs	(1,965)	(1,152)	(3,490)	(1,942)
Deferred income taxes	4,042	(8,018)	5,994	(9,340)

Net income (loss)	(4,221)	18,234	(6,735)	19,227

Add: Discontinued operations gain	(369)	(13,177)	(685)	(14,307)

Income (loss) from continuing operations	(4,590)	5,057	(7,420)	4,920
Add:
Provision for (benefit from) income taxes	(2,930)	916	(3,602)	1,682
Interest expense, including amortization costs	22,153	16,673	44,857	35,263
Depreciation and amortization	10,747	10,137	21,662	20,351

EBITDA	25,380	32,783	55,497	62,216
Add:
Equity compensation costs	1,965	1,152	3,490	1,942
Foreign exchange gain on debt	—	(2,324)	—	(1,160)
Loss on debt extinguishment	8,357	2,593	8,357	2,593
Acquisition costs	261	—	261	—
Non-recurring headquarters relocation costs	—	127	—	636

Adjusted EBITDA	$35,963	$34,331	$67,605	$66,227

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
     The ABL Facility includes customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) investments and loans, (iii) dividends and other payments with respect to capital stock, (iv) redemption and repurchase of capital stock, (v) mergers, acquisitions and asset sales, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, if total liquidity under the ABL Facility is below $20.0 million, we will be subject to a minimum fixed charge coverage ratio of 1.1 to 1.0.

     Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest income (expense) of $0.3 million and $(0.3) million was recognized during the three and six months ended June 30, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the three and six months ended June 30, 2010. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of June 30, 2010, accumulated other comprehensive loss included $19.8 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $16.1 million, or $10.0 million, net of tax.
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
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of June 30, 2010, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended June 30, 2010, the Canadian dollar decreased 3% in value in comparison to the U.S dollar. The average rate for the three months ended June 30, 2010, was 14% higher than it was for the same period in 2009. The increase in the average Canadian dollar exchange rate led to an increase of $1.5 million in reported revenue and a $0.6 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $1.4 million and operating income by $0.6 million.
     During the six months ended June 30, 2010, the Canadian dollar ended relatively flat in value in comparison to the U.S dollar. The average rate for the six months ended June 30, 2010, was 16% higher than it was for the same period in 2009. The increase in the average Canadian dollar exchange rate led to an increase of $3.6 million in reported revenue and a $1.4 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $2.7 million and operating income by $1.1 million.
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
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 8.6% of total operating revenues during the three months ended June 30, 2010. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2010, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended June 30, 2010, the Company accepted 24,114 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1 through April 30, 2010	12,851	$11.79	—	—
May 1 through May 31, 2010	447	11.17	—	—
June 1 through June 30, 2010	10,816	10.89	—	—

Total	24,114	$11.37	—	—

ITEM 6.	EXHIBITS
Exhibits

10.18	Amendment No. 1 to the Asset Backed Loan Facility entered into on June 10, 2010 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K filed on June 15, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: August 5, 2010	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)