Form 10-Q
period 2010-09-30
RAILAMERICA INC /DE
filed 2010-11-02
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010,
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 1, 2010 there were 54,861,304 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$113,898	$190,218
Accounts and notes receivable, net of allowance of $5,427 and $4,557, respectively	81,661	66,619
Current deferred tax assets	12,697	12,697
Other current assets	13,691	21,958

Total current assets	221,947	291,492
Property, plant and equipment, net	978,310	952,527
Intangible assets	141,401	136,654
Goodwill	212,258	200,769
Other assets	13,971	17,187

Total assets	$1,567,887	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$466	$669
Accounts payable	56,002	53,948
Accrued expenses	45,844	34,675

Total current liabilities	102,312	89,292
Long-term debt, less current maturities	2,759	3,013
Senior secured notes	570,601	640,096
Deferred income taxes	194,503	185,002
Other liabilities	19,749	21,895

Total liabilities	889,924	939,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,877,105 shares issued and outstanding at September 30, 2010; and 54,364,306 shares issued and outstanding at December 31, 2009	549	544
Additional paid in capital and other	634,836	630,653
Retained earnings	47,619	46,386
Accumulated other comprehensive loss	(5,041)	(18,252)

Total stockholders’ equity	677,963	659,331

Total liabilities and stockholders’ equity	$1,567,887	$1,598,629

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Operating revenue	$128,257	$110,137	$362,655	$316,620
Operating expenses:
Transportation	54,497	47,524	164,779	138,974
Selling, general and administrative	29,721	26,799	89,907	74,943
Other	5,675	—	5,675	—
Net (gain) loss on sale of assets	(1,708)	(159)	(1,717)	855
Depreciation and amortization	11,581	10,365	33,259	30,931

Total operating expenses	99,766	84,529	291,903	245,703

Operating income	28,491	25,608	70,752	70,917
Interest expense (including amortization costs of $6,020, $10,398, $20,194 and $18,990, respectively)	(19,735)	(27,507)	(64,592)	(62,770)
Other income (loss)	2,264	24	(5,177)	(1,396)

Income (loss) from continuing operations before income taxes	11,020	(1,875)	983	6,751
Provision for (benefit from) income taxes	3,052	(5,378)	(250)	(3,028)

Income from continuing operations	7,968	3,503	1,233	9,779
Discontinued operations:
Gain (loss) on disposal of discontinued business (net of income taxes (benefit) of $(11) and $12,005, respectively)	—	(20)	—	12,931

Net income	$7,968	$3,483	$1,233	$22,710

Dividends declared and paid per common share	$—	$—	$—	$0.46

Basic earnings per common share:
Continuing operations	$0.15	$0.08	$0.02	$0.23
Discontinued operations	0.00	0.00	0.00	0.30

Net income	$0.15	$0.08	$0.02	$0.53

Diluted earnings per common share:
Continuing operations	$0.15	$0.08	$0.02	$0.23
Discontinued operations	0.00	0.00	0.00	0.30

Net income	$0.15	$0.08	$0.02	$0.53

Weighted Average common shares outstanding:
Basic	54,872	43,721	54,769	43,688
Diluted	54,872	43,721	54,769	43,688
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,233	$22,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	36,863	39,858
Amortization of swap termination costs	16,582	10,026
Net gain on sale or disposal of properties	(1,717)	(70)
Foreign exchange gain on debt	—	(1,160)
Swap termination costs	—	(55,750)
Loss on extinguishment of debt	8,357	2,593
Equity compensation costs	5,525	3,146
Deferred income taxes and other	(3,770)	3,336
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(9,565)	1,906
Other current assets	9,056	1,315
Accounts payable	(2,808)	(605)
Accrued expenses	10,326	(1,841)
Other assets and liabilities	(2,210)	(20,336)

Net cash provided by operating activities	67,872	5,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(46,771)	(34,451)
Proceeds from sale of assets	3,251	20,071
Acquisitions, net of cash acquired	(23,926)	—
Deferred disposition costs and other	—	(355)

Net cash used in investing activities	(67,446)	(14,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	—	709,830
Principal payments on long-term debt	(391)	(625,677)
Repurchase of senior secured notes	(76,220)	—
Costs associated with sale of common stock	(106)	—
Dividends paid to common stockholders	—	(19,485)
Deferred financing costs paid	(224)	(20,018)

Net cash provided by (used in) financing activities	(76,941)	44,650

Effect of exchange rates on cash	195	214

Net increase (decrease) in cash	(76,320)	35,257
Cash, beginning of period	190,218	26,951

Cash, end of period	$113,898	$62,208

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2010 and 2009, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009, but does not include all disclosures required by GAAP.
In October 2010, the Company entered into a new agreement with Canadian Pacific Railway Company (“CP”) to operate portions of the Ottawa Valley Railway (“OVRR”) line, a previously discontinued operation. As a result of this new operating agreement, this railroad is no longer considered discontinued for financial statement presentation purposes and thus, the results of operations of the OVRR have been reclassified to continuing operations on our statement of operations for all periods presented.
Organization
RailAmerica is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,300 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.
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
2. EARNINGS PER SHARE
For the three and nine months ended September 30, 2010 and 2009, basic and diluted earnings per share are calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from continuing operations (basic and diluted)	$7,968	$3,503	$1,233	$9,779
Compensation expense recorded for dividends paid on unvested restricted shares, net of tax	—	—	—	307

Income from continuing operations available to common stockholders (basic and diluted)	$7,968	$3,503	$1,233	$10,086

Weighted average shares outstanding (basic and diluted)	54,872	43,721	54,769	43,688

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
Stock-based compensation expense related to restricted stock grants for the three months ended September 30, 2010 and 2009 was $2.0 million and $1.2 million, respectively. Stock-based compensation expense related to restricted stock grants for the nine months ended September 30, 2010 and 2009 was $5.5 million and $3.1 million, respectively.
A summary of the status of restricted shares as of September 30, 2010, and the changes during the nine months then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at December 31, 2009	1,286,329	$13.10
Granted	660,688	$11.89
Vested	(359,276)	$12.89
Cancelled	(42,641)	$13.02

Balance at September 30, 2010	1,545,100	$12.64

4. ACQUISITIONS
On July 1, 2010, the Company acquired Atlas Railroad Construction Company (“Atlas”) and related assets for $23.9 million in cash including closing adjustments for working capital, which were approximately $2.4 million, net of cash acquired. The acquisition was funded from existing cash on hand. Founded in 1954, Atlas is a railroad engineering, construction, maintenance and repair company operating primarily in the U.S. Midwest and Northeast. Atlas provides railroad construction services principally to short line and regional railroads, public-transit agencies and industrial customers. The results of operations of Atlas have been included in the Company’s consolidated financial statements since July 1, 2010, the acquisition date.
In accordance with ASC 805, Business Combinations Topic, the acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair value. As a result of the consideration paid, an estimated $11.3 million of goodwill was recorded related to the acquired entity. The main drivers of goodwill were Atlas’s historical revenue growth rate as well as expectations for future revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) growth from organic and strategic initiatives including synergies from further integration of processes across the RailAmerica network and leveraging our natural customer, Class I, shortline and governmental relationships. These expectations of future business performance were key factors influencing the premium paid for the Atlas business. The goodwill associated with this acquisition is not deductible for tax purposes.
The preliminary allocation of purchase price is as follows (in thousands):

Current assets	$6,607
Intangible assets	9,430
Goodwill	11,326
Property, plant and equipment	6,459

Total assets acquired	33,822

Current liabilities	(4,182)
Deferred tax liabilities	(5,715)

Total liabilities assumed	(9,897)

Purchase price	$23,925

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Atlas trade name was considered an indefinite-lived intangible asset and was assigned a value of $1.8 million. Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value	Weighted Average Life
	Assigned	(Years)
Customer relationships	$6,720	20.0
Project backlog	$110	0.5
Non-compete agreements	$810	4.0
5. DISCONTINUED OPERATIONS
Alberta Railroad Properties
During the fourth quarter of 2005, the Company committed to a plan to dispose of the Alberta Railroad Properties, comprised of the Lakeland & Waterways Railway, Mackenzie Northern Railway and Central Western Railway. The sale of the Alberta Railroad Properties was completed in January 2006 for $22.1 million in cash. During the three months ended September 30, 2009, the Company recorded an adjustment of $(0.03) million, or $(0.02) million, after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities. During the nine months ended September 30, 2009, the Company recorded an adjustment of $0.2 million, or $0.2 million, after tax, as a gain on disposal of discontinued operations related to outstanding liabilities associated with the disposed entities.
Freight Australia
In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (US $204 million). On May 14, 2009, the Company received a notice from the Australian Taxation Office (“ATO”) indicating that they would not be taking any further action in relation to its audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. As a result, the Company removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million related to the accrual of interest subsequent to the Company’s acquisition, an adjustment to the gain on disposal of discontinued operations of $12.3 million and reduced its accrual for consulting fees resulting in a gain on disposal of discontinued operations of $0.7 million, or $0.5 million, after tax during the nine months ended September 30, 2009.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On November 2, 2009, the Company commenced an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer expired on December 2, 2009.
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.0%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of September 30, 2010, the Company had no outstanding balance under the Facility and approximately $21.0 million of undrawn availability, taking into account borrowing base limitations.
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
On June 10, 2010, the Company entered into Amendment No. 1 (the “Amendment”) to its ABL Facility improving certain terms of the ABL Facility. Among other things, this Amendment eliminates the LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.

•	Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 8 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2009 or September 30, 2010.
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2010
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$113,898	$113,898
9.25% Senior secured notes	$570,601	$650,608
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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
measurement of the derivative instruments in a liability position. The Company monitors any hedging positions and the credit ratings of its counterparties.
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.3 million was recognized during the nine months ended September 30, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the quarters ended September 30, 2010 and 2009, included $4.9 million and $9.1 million of amortization expense related to the terminated swap, respectively. Interest expense for the nine months ended September 30, 2010 and 2009, included $16.6 million and $10.0 million of amortization expense related to the terminated swap, respectively. As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the nine months ended September 30, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of September 30, 2010, accumulated other comprehensive loss included $15.8 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $13.9 million, or $8.6 million, net of tax.
For the nine months ended September 30, 2009, the amount of loss recognized in the consolidated statement of operations was as follows (in thousands):

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
See Note 7 for additional information regarding the fair value of derivative instruments.
9. COMMON STOCK TRANSACTIONS
During the three months ended September 30, 2010 and 2009, the Company accepted 462 and 837 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation. During the nine months ended September 30, 2010 and 2009, the Company accepted 105,246 and 47,691 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
In June 2009, the Company declared and paid a cash dividend in the amount of $20.0 million to its common shareholders. Approximately $0.5 million of the cash dividend was paid to holders of unvested restricted shares. This amount was accounted for as compensation expense and presented as a reduction of cash flow from operations.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2009, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The reduction in maintenance expenditures is reflected in the Transportation functional category in the consolidated results of operations. For the three and nine months ended September 30, 2009, the Shipper paid for $4.6 million and $13.1 million of maintenance expenditures, respectively, and $5.2 million of capital expenditures during the three months ended September 30, 2009. The Company incurred $0.1 million and $0.3 million of consulting fees related to the agreement during the three and nine months ended September 30, 2009, respectively. The track maintenance tax credit has not been renewed by Congress for 2010 and therefore, there was no track maintenance agreement entered into during the nine months ended September 30, 2010.
11. INCOME TAX PROVISION
The overall income tax rate for the three months ended September 30, 2010 and 2009 for continuing operations were a provision of 27.7% and a benefit of 286.8%, respectively. The overall tax rate for the three months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income along with the reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years. The Company’s overall tax rate for the three months ended September 30, 2009 was favorably impacted by converting certain operating subsidiaries to single member limited liability companies and by the adjustment of the Company’s deferred tax balances resulting from a change in estimate of the Company’s apportioned state tax rates. Other factors benefiting the effective tax rate included the reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid states taxes from filed refund claims.
The overall income tax rate for the nine months ended September 30, 2010 and 2009 for continuing operations were a benefit of 25.4% and a benefit of 44.9%, respectively. The overall tax rate for the nine months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income, a reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years and offset by an expense relating to stock-based compensation plans. The Company’s overall tax rate for the nine months ended September 30, 2009 was favorably impacted by the resolution of the Australian tax audit, the conversion of certain operating subsidiaries to single member limited liability companies and the adjustment of the Company’s deferred tax balances resulting from a change in estimate of the Company’s apportioned state rates.
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2010	$6,097
Additions for tax positions of prior years	33
Lapse of statute of limitations	(551)

Balance at September 30, 2010	$5,579

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of September 30, 2010, accumulated other comprehensive loss consisted of $15.8 million of unrealized losses, net of tax, related to hedging transactions, $0.4 million of unrealized actuarial gains, net of tax, associated with pension benefits and $10.3 million of cumulative translation adjustment gains. The following table reconciles net income to comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$7,968	$3,483	$1,233	$22,710
Other comprehensive income:
Unrealized gain on derivatives designated as hedges, net of taxes of $3,262	—	—	—	5,322
Amortization of terminated swap costs, net of taxes of $1,853, $3,440, $6,301 and $3,809, respectively	3,021	5,614	10,281	6,217
Write-off of terminated swap costs, net of taxes of $642	—	—	1,047	—
Change in cumulative translation adjustments	3,938	13,424	1,883	19,338

Total comprehensive income	$14,927	$22,521	$14,444	$53,587

13. PENSION DISCLOSURES
Components of the net periodic pension and benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Pension Benefits
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$47	$41	$141	$133
Interest cost	168	145	504	409
Expected return on plan assets	(133)	(101)	(400)	(288)
Amortization of net actuarial loss	34	11	103	30
Amortization of prior service costs	6	5	17	15

Net cost recognized	$122	$101	$365	$299

	Health and Welfare
	Benefits
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$11	$11	$32	$32
Interest cost	32	31	97	92
Amortization of net actuarial gain	(15)	(18)	(46)	(53)

Net cost recognized	$28	$24	$83	$71

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company has paid settlements to a substantial number of affected businesses, as well. All business interruption claims have been resolved. Total payments to-date exceed the self insured retention, so the IORY’s liability for civil matters has likely been exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) is investigating whether criminal negligence contributed to the incident, and whether charges should be pressed. A conference with the Company’s attorneys and the U.S. EPA attorneys took place on January 14, 2009, at which time legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The meeting concluded before the matters were fully discussed and a continuance was scheduled for March 13, 2009. The IORY submitted a proffer addendum in May 2009 analyzing its compliance under the Clean Air Act. The EPA has advised that its workload has delayed its review and response. The statute of limitations was extended by a tolling agreement as to the IORY only (the Company has been dropped from this violation) through February 27, 2011. Should this investigation lead to environmental criminal charges against the IORY, potential fines upon conviction could range widely and could be material. As of September 30, 2010, the Company has accrued $1.4 million for this incident, which is expected to be paid out within the next year.
Government grants
In August 2010, the Company’s New England Central Railroad (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds and materials to the project. The project is expected to be completed within the next two years from the grant date. There was no material impact to the Company’s financial statements for the quarter ended September 30, 2010 as a result of this grant.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. RELATED PARTY TRANSACTIONS
As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the quarters ended September 30, 2010 and 2009, on a net basis the Company paid FECR $0.5 million and $0.2 million, respectively. During the nine months ended September 30, 2010 and 2009, on a net basis the Company paid FECR $1.5 million and $0.4 million, respectively.
The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the quarters ended September 30, 2010 and 2009, FECR billed the Company $0.2 million and $0.3 million, respectively, under the sub-lease agreement. During the nine months ended September 30, 2010 and 2009, FECR billed the Company $0.8 million and $0.8 million, respectively, under the sub-lease agreement. As of September 30, 2010 the Company had a payable of $0.3 million due to FECR under these lease agreements.
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of September 30, 2010, the Company had a payable of $0.2 million due to FECR under this agreement.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and nine months ended September 30, 2010, the Company recognized $0.1 million and $0.4 million of compensation expense and $0.1 million and $0.4 million of management fee income related to these consulting agreements, respectively.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and nine months ended September 30, 2010, the Company recognized $0.3 million and $1.0 million of compensation expense and $0.3 million and $1.0 million of management fee income related to these consulting agreements, respectively.
16. OTHER INCOME
In August 2010, the Company entered into a purchase agreement to acquire warrants and other securities of a railroad which was contingent upon that railroad’s principal stockholder not consummating a refusal right to purchase the same securities. The principal stockholder exercised this right and thus based on the terms of the purchase agreement, the Company received a break-up fee of $2 million from the seller. This break-up fee is reflected, net of expenses incurred of $0.2 million, as part of other income (loss) on the Company’s consolidated statement of operations.

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
RailAmerica, Inc.
Consolidating Balance Sheet
September 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$104,079	$9,819	$—	$113,898
Accounts and notes receivable, net of allowance	120	70,531	11,010	—	81,661
Current deferred tax assets	12,697	—	—	—	12,697
Other current assets	398	11,960	1,333	—	13,691

Total current assets	13,215	186,570	22,162	—	221,947

Property, plant and equipment, net	461	898,320	79,529	—	978,310
Intangible Assets	—	105,900	35,501	—	141,401
Goodwill	—	204,679	7,579		212,258
Other assets	12,896	1,075	—	—	13,971
Investment in and advances to affiliates	1,241,610	1,104,327	35,807	(2,381,744)	—

Total assets	$1,268,182	$2,500,871	$180,578	$(2,381,744)	$1,567,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$466	$—	$—	$466
Accounts payable	5,311	50,437	254	—	56,002
Accrued expenses	16,515	25,318	4,011	—	45,844

Total current liabilities	21,826	76,221	4,265	—	102,312

Long-term debt, less current maturities	—	2,759	—	—	2,759
Senior secured notes	570,601	—	—	—	570,601
Deferred income taxes	(8,177)	179,937	22,743	—	194,503
Other liabilities	5,969	12,924	856	—	19,749
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	634,836	2,215,024	127,311	(2,342,335)	634,836
Retained earnings	47,619	12,422	13,723	(26,145)	47,619
Accumulated other comprehensive income (loss)	(5,041)	91	11,680	(11,771)	(5,041)

Total stockholders’ equity	677,963	2,229,030	152,714	(2,381,744)	677,963

Total liabilities and stockholders’ equity	$1,268,182	$2,500,871	$180,578	$(2,381,744)	$1,567,887

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended September 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$111,991	$16,215	$—	$128,257

Operating expenses:
Transportation	—	47,555	6,942	—	54,497
Selling, general and administrative	7,313	20,700	1,708	—	29,721
Other	—	5,675	—	—	5,675
Net gain on sale of assets	—	(1,601)	(107)	—	(1,708)
Depreciation and amortization	1	10,763	817	—	11,581

Total operating expenses	7,314	83,092	9,360	—	99,766

Operating (loss) income	(7,263)	28,899	6,855	—	28,491
Interest expense	(2,836)	(15,762)	(1,137)	—	(19,735)
Equity in earnings of subsidiaries	12,959	—	—	(12,959)	—
Other income (loss)	8,160	(4,813)	(1,083)	—	2,264

Income (loss) before income taxes	11,020	8,324	4,635	(12,959)	11,020
Provision for (benefit from) income taxes	3,052	—	—	—	3,052

Net income (loss)	$7,968	$8,324	$4,635	$(12,959)	$7,968

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the nine months ended September 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$152	$315,203	$47,300	$—	$362,655

Operating expenses:
Transportation	(3)	143,738	21,044	—	164,779
Selling, general and administrative	25,034	60,031	4,842	—	89,907
Other	—	5,675	—	—	5,675
Net loss (gain) on sale of assets	1	(1,667)	(51)	—	(1,717)
Depreciation and amortization	54	30,864	2,341	—	33,259

Total operating expenses	25,086	238,641	28,176	—	291,903

Operating (loss) income	(24,934)	76,562	19,124	—	70,752
Interest expense	(14,866)	(46,343)	(3,383)	—	(64,592)
Equity in earnings of subsidiaries	28,063	—	—	(28,063)	—
Other income (loss)	12,498	(14,425)	(3,250)	—	(5,177)

Income (loss) before income taxes	761	15,794	12,491	(28,063)	983
Provision for (benefit from) income taxes	(472)	360	(138)	—	(250)

Net income (loss)	$1,233	$15,434	$12,629	$(28,063)	$1,233

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,233	$15,434	$12,629	$(28,063)	$1,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	3,375	31,147	2,341	—	36,863
Equity in earnings of subsidiaries	(28,063)	—	—	28,063	—
Amortization of swap termination costs	16,582	—	—	—	16,582
Net gain on sale or disposal of properties	—	(1,668)	(49)	—	(1,717)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	5,525	—	—	—	5,525
Deferred income taxes and other	(4,111)	360	(19)	—	(3,770)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(60)	(5,655)	(3,850)	—	(9,565)
Other current assets	(212)	8,327	941	—	9,056
Accounts payable	3,220	(2,027)	(4,001)	—	(2,808)
Accrued expenses	13,057	(1,096)	(1,635)	—	10,326
Other assets and liabilities	(866)	21	(1,365)	—	(2,210)

Net cash provided by operating activities	18,037	44,843	4,992	—	67,872

Cash flows from investing activities:
Purchase of property, plant and equipment	(417)	(42,174)	(4,180)	—	(46,771)
Proceeds from sale of assets	—	3,035	216	—	3,251
Acquisitions, net of cash acquired	—	(23,926)	—	—	(23,926)

Net cash used in investing activities	(417)	(63,065)	(3,964)	—	(67,446)

Cash flows from financing activities:
Principal payments on long-term debt	—	(391)	—	—	(391)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(63,240)	67,993	(4,753)	—	—
Costs associated with sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash provided by (used in) financing activities	(139,661)	67,473	(4,753)	—	(76,941)

Effect of exchange rates on cash	—	—	195	—	195

Net increase (decrease) in cash	(122,041)	49,251	(3,530)	—	(76,320)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$104,079	$9,819	$—	$113,898

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended September 30, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$39	$95,790	$14,308	$—	$110,137

Operating expenses:
Transportation	(4,522)	46,170	5,876	—	47,524
Selling, general and administrative	7,802	17,173	1,824	—	26,799
Net gain on sale of assets	—	(156)	(3)	—	(159)
Depreciation and amortization	52	9,526	787	—	10,365

Total operating expenses	3,332	72,713	8,484	—	84,529

Operating (loss) income	(3,293)	23,077	5,824	—	25,608
Interest expense	(27,361)	(148)	2	—	(27,507)
Equity in earnings of subsidiaries	24,922	—	—	(24,922)	—
Other income (loss)	4,371	(2,961)	(1,386)	—	24

Income (loss) from continuing operations before income taxes	(1,361)	19,968	4,440	(24,922)	(1,875)
Benefit from income taxes	(4,844)	(534)	—	—	(5,378)

Income (loss) from continuing operations	3,483	20,502	4,440	(24,922)	3,503
Loss on disposal of discontinued business (net of tax)	—	—	(20)	—	(20)

Net income (loss)	$3,483	$20,502	$4,420	$(24,922)	$3,483

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the nine months ended September 30, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$138	$276,350	$40,132	$—	$316,620

Operating expenses:
Transportation	(12,775)	131,621	20,128	—	138,974
Selling, general and administrative	20,893	49,074	4,976	—	74,943
Net gain (loss) on sale of assets	—	892	(37)	—	855
Depreciation and amortization	157	28,552	2,222	—	30,931

Total operating expenses	8,275	210,139	27,289	—	245,703

Operating (loss) income	(8,137)	66,211	12,843	—	70,917
Interest expense	(42,573)	(18,536)	(1,661)	—	(62,770)
Equity in earnings of subsidiaries	47,205	—	—	(47,205)	—
Other income (loss)	12,604	(10,797)	(3,203)	—	(1,396)

Income (loss) from continuing operations before income taxes	9,099	36,878	7,979	(47,205)	6,751
Benefit from income taxes	(2,494)	(534)	—	—	(3,028)

Income (loss) from continuing operations	11,593	37,412	7,979	(47,205)	9,779
Gain on disposal of discontinued business (net of tax)	11,117	1,651	163	—	12,931

Net income (loss)	$22,710	$39,063	$8,142	$(47,205)	$22,710

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the nine months ended September 30, 2009

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,710	$39,063	$8,142	$(47,205)	$22,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	2,008	34,940	2,910	—	39,858
Equity in earnings of subsidiaries	(47,205)	—	—	47,205	—
Amortization of swap termination costs	10,026	—	—	—	10,026
Net gain on sale or disposal of properties	1,201	(992)	(279)	—	(70)
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Write-off of deferred financing costs	509	1,875	209	—	2,593
Equity compensation costs	3,146	—	—	—	3,146
Deferred income taxes	3,025	232	79	—	3,336
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,883)	2,870	1,919	—	1,906
Other current assets	(65)	1,434	(54)	—	1,315
Accounts payable	3,827	521	(4,953)	—	(605)
Accrued expenses	14,104	(15,835)	(110)	—	(1,841)
Other assets and liabilities	(21,161)	565	260	—	(20,336)

Net cash provided by (used in) operating activities	(66,508)	64,673	6,963	—	5,128

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(30,587)	(3,864)	—	(34,451)
Proceeds from sale of assets	—	19,761	310	—	20,071
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash used in investing activities	(355)	(10,826)	(3,554)	—	(14,735)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,677)	(38,000)	—	(625,677)
(Disbursements)/receipts on intercompany debt	(444,794)	413,298	31,496	—	—
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(18,878)	(1,140)	—	—	(20,018)

Net cash provided by (used in) financing activities	114,673	(63,519)	(6,504)	—	44,650

Effect of exchange rates on cash	—	—	214	—	214

Net (decrease) increase in cash	47,810	(9,672)	(2,881)	—	35,257
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$51,014	$5,065	$6,129	$—	$62,208

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, goodwill assessment risks, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K filed with the Commission on March 26, 2010. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.
General
      Our Business
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,300 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services such as railcar storage, demurrage, leases of equipment and real estate leases and use fees.
      Recent Acquisitions and Business Development
     On July 1, 2010, we acquired Atlas Railroad Construction Company (“Atlas”) and related assets for $23.9 million in cash including closing adjustments for working capital, which were approximately $2.4 million, net of cash acquired. The acquisition was funded from existing cash on hand. Founded in 1954, Atlas is a railroad engineering, construction, maintenance and repair company operating primarily in the U.S. Midwest and Northeast. Atlas provides railroad construction services principally to short line and regional railroads, public-transit agencies and industrial customers. The results of operations of Atlas have been included in our consolidated financial statements since July 1, 2010, the acquisition date.
     In August 2010, our New England Central Railroad, (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds to the project. The project is expected to be completed within the next two years from the grant date.
      Managing Business Performance
     We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.

     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads decreased in 2009 due to the global economic slowdown, but have shown growth during the nine months of 2010. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
     Non-freight services offered to our customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, engineering infrastructure services, third party railcar repair, and car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also intends to grow non-freight revenue from users of our land holdings.
     Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses. Each of these costs is included in one of the functional departments of transportation, selling, general & administrative or other.
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
     Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended September 30, 2010, coal, agricultural products and chemicals accounted for 21%, 15% and 11%, respectively, of our carloads. As a percentage of our freight revenue, agricultural products, chemicals and coal generated 17%, 15% and 11%, respectively, for the three months ended September 30, 2010. Freight revenue per carload is impacted by several factors including the length of haul.
     Overview
Three months ended September 30, 2010
     Operating revenue in the three months ended September 30, 2010, was $128.3 million, compared with $110.1 million in the three months ended September 30, 2009. The 16% increase in our operating revenue was primarily due to increased carloads, negotiated rate increases, change in commodity mix and an increase in our non-freight revenue.
     Freight revenue increased $9.7 million, or 11%, in the three months ended September 30, 2010, compared with the three months ended September 30, 2009, primarily due to an increase in carloads of 5%, negotiated rate increases and change in commodity mix. Non-freight revenue increased $8.5 million, or 38%, in the three months ended September 30, 2010, compared with the three months ended September 30, 2009, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, as well as increases in car repair revenue and real estate revenue, partially offset by a decrease in other revenue.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 77.8% in the three months ended September 30, 2010, compared with an operating ratio of 76.7% in the three months ended September 30, 2009. This increase was primarily due to the lack of track maintenance credits in 2010. Operating expenses were $99.8 million in the three months ended September 30, 2010, compared with $84.5 million in the three months ended September 30, 2009, an increase of $15.3 million, or 18%.
     In 2009, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the quarter ended September 30, 2009, the Shipper paid for $4.6 million of maintenance expenditures and $5.2 million of capital expenditures and we incurred $0.1 million of consulting fees related to the agreement. The track maintenance tax credit has not been renewed by Congress for 2010 and therefore, there was no track maintenance agreement entered into during the nine months of 2010.
     Net income and income from continuing operations in the three months ended September 30, 2010, were $8.0 million, compared with $3.5 million in the three months ended September 30, 2009. Net income and income from continuing operations for the three months ended September 30, 2010 included $1.8 million of income related to a transaction break-up fee. Net income and income from continuing operations for the three months ended September 30, 2009, included $5.4 million of tax benefits primarily related to the conversion of certain operating subsidiaries to single member limited liability companies effective September 30, 2009 and the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates.
Nine months ended September 30, 2010
     Operating revenue in the nine months ended September 30, 2010, was $362.7 million, compared with $316.6 million in the nine months ended September 30, 2009. The 15% increase in our operating revenue was primarily due to increased carloads, negotiated rate increases, change in commodity mix and an increase in our non-freight revenue.
     Freight revenue increased $33.2 million, or 13%, in the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, primarily due to negotiated rate increases, change in commodity mix and an increase in carloads of 4%. Non-freight revenue increased $12.9 million, or 22%, in the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009, primarily due to increases in engineering services revenue, as a result of the acquisition of Atlas, car repair revenue, car storage fees, and real estate revenue, partially offset by decreases in demurrage and other revenue.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 80.5% in the nine months ended September 30, 2010, compared with an operating ratio of 77.6% in the nine months ended September 30, 2009. This increase was primarily due to the lack of track maintenance credits in 2010, partially offset by a decrease in equipment rent expense in 2010. Operating expenses were $291.9 million in the nine months ended September 30, 2010, compared with $245.7 million in the nine months ended September 30, 2009, an increase of $46.2 million, or 19%.
     For the nine months ended September 30, 2009, the Shipper paid for $13.1 million of maintenance expenditures and $5.2 million of capital expenditures and we incurred $0.3 million of consulting fees related to the agreement.
     Net income in the nine months ended September 30, 2010, was $1.2 million, compared with net income of $22.7 million in the nine months ended September 30, 2009. Income from continuing operations in the nine months ended September 30, 2010, was $1.2 million, compared with income from continuing operations of $9.8 million in the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 included $8.4 million of charges related to the extinguishment of $74 million of senior secured notes and $1.8 million of income related to a transaction break-up fee. Net income for the nine months ended September 30, 2009, included $3.0 million of tax benefits primarily related to the resolution of the Australian tax audit, conversion of certain operating subsidiaries to single member limited liability companies effective September 30, 2009 and the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates. In addition, net income for the nine months ended September 30, 2009 includes an adjustment to the gain on disposal of discontinued operations of $12.9 million primarily related to the resolution of an Australian tax matter.
Results of Operations
     Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
     The following table sets forth the results of operations for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009

Operating revenue	$128,257	$110,137
Operating expenses:
Transportation	54,497	47,524
Selling, general and administrative	29,721	26,799
Other	5,675	—
Net gain on sale of assets	(1,708)	(159)
Depreciation and amortization	11,581	10,365

Total operating expenses	99,766	84,529
Operating income	28,491	25,608
Interest expense, including amortization costs	(19,735)	(27,507)
Other income	2,264	24

Income (loss) from continuing operations before income taxes	11,020	(1,875)
Provision for (benefit from) income taxes	3,052	(5,378)

Income from continuing operations	7,968	3,503
Discontinued operations:
Loss on disposal of discontinued business		(20)

Net income	$7,968	$3,483

      Operating Revenue
     Operating revenue increased by $18.2 million, or 16%, to $128.3 million in the three months ended September 30, 2010, from $110.1 million in the three months ended September 30, 2009. Total carloads during the three month period ending September 30, 2010 increased 5% to 219,499 in 2010 from 208,271 in the three months ended September 30, 2009. The increase in operating revenue was due to the acquisition of Atlas, an increase in carloads, negotiated rate increases, change in commodity mix, an increase in fuel surcharge, which increased $1.9 million from prior year and the strengthening of the Canadian dollar.
     The increase in the average revenue per carload to $445 in the three months ended September 30, 2010, from $423 in the comparable period in 2009 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $8.5 million, or 38%, to $30.6 million in the three months ended September 30, 2010 from $22.1 million in the three months ended September 30, 2009, primarily due to an increase in engineering services revenue as a result of the Atlas acquisition, as well as increases in car repair revenue and real estate revenue, partially offset by a decrease in other revenue.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2010 and 2009:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Amounts in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$16,690	32,730	$510	$15,370	31,405	$489
Chemicals	14,639	23,947	611	12,112	20,946	578
Coal	10,303	47,176	218	9,381	46,806	200
Metallic Ores and Metals	10,136	18,145	559	6,049	10,382	583
Pulp, Paper and Allied Products	9,582	17,565	546	8,162	16,267	502
Non-Metallic Minerals and Products	8,819	21,421	412	8,562	20,081	426
Forest Products	6,709	11,780	570	6,748	12,078	559
Food or Kindred Products	6,642	13,660	486	6,061	13,042	465
Waste and Scrap Materials	5,934	14,231	417	5,468	14,350	381
Petroleum	4,165	9,027	461	4,648	9,909	469
Other	2,492	7,175	347	3,957	8,958	442
Motor Vehicles	1,554	2,642	588	1,483	4,047	366

Total	$97,665	219,499	$445	$88,001	208,271	$423

     Freight revenue was $97.7 million in the three months ended September 30, 2010, compared to $88.0 million in the three months ended September 30, 2009, an increase of $9.7 million or 11%. This increase was primarily due to the net effect of the following:
•	Agricultural products revenue increased $1.3 million, or 9%, primarily due to high demand for animal feed ingredients for domestic production and for export;

•	Chemicals revenue increased $2.5 million, or 21%, primarily due to chemical manufacturing keeping pace with increased downstream production demand and growth in consumer products;

•	Coal revenue increased $0.9 million, or 10%, primarily due to favorable mix changes and pricing activity;

•	Metallic ores and metals revenue increased $4.1 million, or 68%, primarily due to demand from automotive manufacturing and energy production facilities;

•	Pulp, paper and allied products revenue increased $1.4 million, or 17%, due to increased demand for U.S. and Canadian pulp and paper products;

•	Non-metallic minerals and products revenue increased $0.3 million, or 3%, primarily due to an increased demand for construction aggregate in the Central U.S. and increased production of building products;

•	Forest products revenue remained relatively flat primarily due to its close ties housing starts in the Western and Central U.S.;

•	Food or kindred products revenue increased $0.6 million, or 10%, primarily due to increased demand for feed ingredients for domestic livestock and exports;

•	Waste and scrap materials revenue increased $0.5 million, or 9%, primarily due to a favorable mix changes and pricing activity;

•	Petroleum revenue decreased $0.5 million, or 10%, primarily due to decreased production of liquid petroleum gas, or LPG, in California;

•	Other revenue decreased $1.5 million, or 37%, primarily due to fewer movements for Class I railroads in the Northeast; and

•	Motor vehicles revenue increased $0.1 million, or 5%, primarily due to the movement of export automobiles and an increase in production at a manufacturing facility in the Midwest, partially offset by a loss of lower-rated automobile haulage in the Midwest.
Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated. Some items have been reclassified to conform to current period presentation (dollars in thousands).

	Three Months Ended September 30,
	2010		2009
Operating revenue	$128,257	100.0%	$110,137	100.0%
Operating expenses:
Labor and benefits	38,745	30.2%	35,755	32.4%
Equipment rents	8,721	6.8%	8,900	8.1%
Purchased services	9,830	7.7%	7,430	6.7%
Diesel fuel	9,760	7.6%	8,373	7.6%
Casualties and insurance	4,816	3.8%	4,593	4.2%
Materials	6,782	5.3%	2,977	2.7%
Joint facilities	2,454	1.9%	2,497	2.3%
Other expenses	8,785	6.8%	8,337	7.5%
Track maintenance credit (45G)	—	0.0%	(4,539)	(4.1)%
Net gain on sale of assets	(1,708)	(1.3)%	(159)	(0.1)%
Depreciation and amortization	11,581	9.0%	10,365	9.4%

Total operating expenses	99,766	77.8%	84,529	76.7%

Operating income	$28,491	22.2%	$25,608	23.3%

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

	Three Months Ended September 30,
	2010				2009
				Total			Total
		Selling, general		Operating		Selling, general	Operating
	Transportation	and administrative	Other	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$20,323	$16,947	$1,475	$38,745	$19,539	$16,216	$35,755
Equipment rents	8,365	471	(115)	8,721	8,799	101	8,900
Purchased services	4,200	4,416	1,214	9,830	4,195	3,235	7,430
Diesel fuel	9,756	4	—	9,760	8,384	(11)	8,373
Casualties and insurance	2,335	2,458	23	4,816	2,957	1,636	4,593
Materials	3,911	284	2,587	6,782	2,779	198	2,977
Joint facilities	2,454	—	—	2,454	2,497	—	2,497
Other expenses	3,153	5,141	491	8,785	2,913	5,424	8,337
Track maintenance credit (45G)	—	—	—	—	(4,539)	—	(4,539)
Net gain on sale of assets	—	—	—	(1,708)	—	—	(159)
Depreciation and amortization	—	—	—	11,581	—	—	10,365

Total operating expenses	$54,497	$29,721	$5,675	$99,766	$47,524	$26,799	$84,529

     Operating expenses increased to $15.3 million in the three months ended September 30, 2010, from $84.5 million in the three months ended September 30, 2009. The operating ratio was 77.8% in 2010 compared to 76.7% in 2009. The increase in the operating ratio was primarily due to including the benefit from the monetization of the track maintenance credit in 2009 and partially offset by decreases in labor costs as a percentage of revenue in the three months ended September 30, 2010 as compared to the same period in 2009.

     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $3.0 million, or 8%, primarily due to the acquisition of Atlas, increased salaries and wages as a result of the increase in volumes, restricted stock amortization and an increase in health insurance expense as a result of experiencing higher average claims during the three months ended September 30, 2010 as compared to the prior year period;

•	Equipment rents expense decreased $0.2 million, or 2%, primarily due to a reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $2.4 million, or 32%, primarily due to the acquisition of Atlas and an increase in professional fees for special projects and public company related costs;

•	Diesel fuel expense increased $1.4 million, or 17%, primarily due to higher average fuel costs of $2.37 per gallon in 2010 compared to $2.07 per gallon in 2009, resulting in a $1.2 million increase in fuel expense and an unfavorable consumption variance of $0.1 million due to the increase in carload volume;

•	Casualties and insurance expense increased $0.2 million, or 5%, primarily due to an increase in reserves for two incidents;

•	Materials expense increased $3.8 million, or 128%, primarily due to the acquisition of Atlas and an increase in car repair material purchases as a result of an increase in car repair activities;

•	Joint facilities expense remained relatively flat;

•	Other expenses increased $0.4 million, or 5%, primarily due to an increase in automotive fuel expense and crew transportation, partially offset by a decrease in bad debt expense;

•	The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $4.6 million of maintenance expenditures, partially offset by $0.1 million of related consulting fees;

•	Asset sales resulted in a net gain of $1.7 million and $0.2 million in the three months ended September 30, 2010 and 2009, respectively. The gains on sale of assets are primarily due to land and easement sales along our corridor of track; and

•	Depreciation and amortization expense increased $1.2 million, or 12%, due to the capitalization and depreciation of 2009 and 2010 capital projects and the acquisition of Atlas.
    Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $7.8 million to $19.7 million for the three months ended September 30, 2010, from $27.5 million in the three months ended September 30, 2009. This decrease is primarily due to a decrease in the principal amount of the senior secured notes as a result of two repayments since September 30, 2009 and the decrease of swap termination cost amortization to $4.9 million during the three months ended September 30, 2010 from $9.1 million during the three months ended September 30, 2009. Interest expense includes $6.0 million and $10.4 million of amortization costs for the three months ended September 30, 2010 and 2009, respectively.
     Other Income. Other income during the three months ended September 30, 2010, primarily relates to a $2.0 million transaction break-up fee, $1.8 million net of expenses, and $0.4 million of management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.
     Income Taxes. The overall income tax rate for the three months ended September 30, 2010 and 2009 for continuing operations was a provision of 27.7% and a benefit of 286.8%, respectively. The overall tax rate for the three months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income along with the reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years. Our overall tax rate for the three months ended September 30, 2009 was favorably impacted by converting certain operating subsidiaries to single member limited liability companies and by the adjustment of our deferred tax balances resulting from a change in estimate of our apportioned state tax rates. Other factors benefiting the effective tax rate included the reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years and the recovery of previously paid states taxes from filed refund claims.

     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. During the three months ended September 30, 2008, we settled working capital claims with the buyer and as a result recorded an adjustment of $1.3 million, or $1.2 million after income taxes, through the gain on sale of discontinued operations. In the three months ended September 30, 2009, the Company recorded an adjustment of $(0.03) million, or $(0.02) million after income taxes, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
     Goodwill. Subsequent to December 31, 2009, we have had periodic reductions in our total market capitalization below our book value as of December 31, 2009. A sustained decline in our market capitalization relative to our book value may result in, or be indicative of, a goodwill impairment charge in the future. We utilize market capitalization in corroborating our assessment of the fair value of our reporting units.
     Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of September 30, 2010, we had $212.3 million of goodwill, which represented approximately 13.5% of total assets.
     Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
     The following table sets forth the results of operations for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009

Operating revenue	$362,655	$316,620
Operating expenses:
Transportation	164,779	138,974
Selling, general and administrative	89,907	74,943
Other	5,675	—
Net (gain) loss on sale of assets	(1,717)	855
Depreciation and amortization	33,259	30,931

Total operating expenses	291,903	245,703
Operating income	70,752	70,917
Interest expense, including amortization costs	(64,592)	(62,770)
Other loss	(5,177)	(1,396)

Income from continuing operations before income taxes	983	6,751
Benefit from income taxes	(250)	(3,028)

Income from continuing operations	1,233	9,779
Discontinued operations:
Gain on disposal of discontinued business	—	12,931

Net income	$1,233	$22,710

     Operating Revenue
     Operating revenue increased by $46.1 million, or 15%, to $362.7 million in the nine months ended September 30, 2010, from $316.6 million in the nine months ended September 30, 2009. Total carloads during the nine month period ending September 30, 2010 increased 4% to 649,017 in 2010 from 622,574 in the nine months ended September 30, 2009. The increase in operating revenue was due to negotiated rate increases, change in commodity mix, an increase in carloads, the acquisition of Atlas, the strengthening of the Canadian dollar and an increase in car repair revenue.
     The increase in the average revenue per carload to $448 in the nine months ended September 30, 2010, from $414 in the comparable period in 2009 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $12.9 million, or 22%, to $71.9 million in the nine months ended September 30, 2010 from $59.0 million in the nine months ended September 30, 2009, primarily due to an increase in engineering services revenue, as a result of the acquisition of Atlas, car repair revenue, car storage fees, and real estate revenue, partially offset by decreases in demurrage and other revenue.

     The following table compares our freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Amounts in thousands, except carloads and average freight revenue per carload)
Agricultural Products	$46,580	97,704	$477	$39,916	88,484	$451
Chemicals	43,928	71,908	611	35,135	60,977	576
Coal	29,662	134,142	221	28,339	136,341	208
Metallic Ores and Metals	29,198	51,214	570	16,854	29,919	563
Pulp, Paper and Allied Products	27,809	49,050	567	24,105	47,177	511
Non-Metallic Minerals and Products	26,005	60,624	429	24,620	58,870	418
Food or Kindred Products	20,821	42,617	489	19,219	39,196	490
Forest Products	20,685	36,091	573	20,559	36,004	571
Waste and Scrap Materials	17,921	43,361	413	14,791	39,762	372
Petroleum	14,492	31,006	467	14,388	31,260	460
Other	8,335	22,098	377	15,527	43,179	360
Motor Vehicles	5,326	9,202	579	4,154	11,405	364

Total	$290,762	649,017	$448	$257,607	622,574	$414

     Freight revenue was $290.8 million in the nine months ended September 30, 2010, compared to $257.6 million in the nine months ended September 30, 2009, an increase of $33.2 million or 13%. This increase was primarily due to the net effect of the following:
•	Agricultural products revenue increased $6.7 million, or 17%, primarily due to high demand for animal feed ingredients and favorable commodity prices which encouraged the sale and transfer of stored grain in the Midwest;

•	Chemicals revenue increased $8.8 million, or 25%, primarily due to customers rebuilding inventories and increased demand for fertilizer;

•	Coal revenue increased $1.3 million, or 5%, primarily due to favorable mix changes and pricing activity and the strengthening of the Canadian dollar;

•	Metallic ores and metals revenue increased $12.3 million, or 73%, primarily due to customers bringing production capacity online to replenish low inventories and demand from the automotive and energy markets;

•	Pulp, paper and allied products revenue increased $3.7 million, or 15%, due to increased demand for U.S and Canadian paper products and the strengthening of the Canadian dollar;

•	Non-metallic minerals and products revenue increased $1.4 million, or 6%, primarily due to an increased demand for construction aggregate in the Central U.S.;

•	Food or kindred products revenue increased $1.6 million, or 8%, primarily due to increased demand for feed ingredients for domestic livestock and exports;

•	Forest products revenue remained relatively flat;

•	Waste and scrap materials revenue increased $3.1 million, or 21%, primarily due to an overall increase in the demand for scrap metal, a favorable change in mix within the category and negotiated price increases;

•	Petroleum revenue remained relatively flat;

•	Other revenue decreased $7.2 million, or 46%, primarily due to fewer movements for Class I railroads and wind turbine component moves in Illinois; and

•	Motor vehicles revenue increased $1.2 million, or 28%, primarily due to a new movement of export automobiles and an increase in production at a manufacturing facility in the Midwest, partially offset by a loss of lower-rated automobile haulage in the Midwest.

Operating Expenses
     The following table sets forth the operating revenue and expenses, by natural category, for our consolidated operations for the periods indicated. Some items have been reclassified to conform to current period presentation (dollars in thousands).

	Nine Months Ended September 30,
	2010		2009
Operating revenue	$362,655	100.0%	$316,620	100.0%
Operating expenses:
Labor and benefits	114,381	31.5%	101,216	32.0%
Equipment rents	25,857	7.1%	27,327	8.6%
Purchased services	28,058	7.8%	23,123	7.3%
Diesel fuel	31,522	8.7%	23,285	7.3%
Casualties and insurance	13,255	3.7%	13,965	4.4%
Materials	14,581	4.0%	8,138	2.6%
Joint facilities	6,545	1.8%	4,822	1.5%
Other expenses	26,162	7.2%	24,833	7.8%
Track maintenance credit (45G)	—	0.0%	(12,792)	(4.0)%
Net (gain) loss on sale of assets	(1,717)	(0.5)%	855	0.3%
Depreciation and amortization	33,259	9.2%	30,931	9.8%

Total operating expenses	291,903	80.5%	245,703	77.6%

Operating income	$70,752	19.5%	$70,917	22.4%

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

	Nine Months Ended September 30,
	2010				2009
				Total			Total
		Selling, general		Operating		Selling, general	Operating
	Transportation	and administrative	Other	Expenses	Transportation	and administrative	Expenses
Operating expenses:
Labor and benefits	$59,547	$53,359	$1,475	$114,381	$57,197	$44,019	$101,216
Equipment rents	25,212	760	(115)	25,857	27,014	313	27,327
Purchased services	13,824	13,020	1,214	28,058	14,015	9,108	23,123
Diesel fuel	31,517	5	—	31,522	23,292	(7)	23,285
Casualties and insurance	7,459	5,773	23	13,255	9,663	4,302	13,965
Materials	11,275	719	2,587	14,581	7,480	658	8,138
Joint facilities	6,545	—	—	6,545	4,822	—	4,822
Other expenses	9,400	16,271	491	26,162	8,283	16,550	24,833
Track maintenance credit (45G)	—	—	—	—	(12,792)	—	(12,792)
Net (gain) loss on sale of assets	—	—	—	(1,717)	—	—	855
Depreciation and amortization	—	—	—	33,259	—	—	30,931

Total operating expenses	$164,779	$89,907	$5,675	$291,903	$138,974	$74,943	$245,703

     Operating expenses increased to $291.9 million in the nine months ended September 30, 2010, from $245.7 million in the nine months ended September 30, 2009. The operating ratio was 80.5% in 2010 compared to 77.6% in 2009. The increase in the operating ratio was primarily due to including the benefit from the monetization of the track maintenance credit in 2009, partially offset by a decrease in equipment rent expense in 2010.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $13.2 million, or 13%, primarily due to incentive compensation expense, including restricted stock amortization and an increase in health insurance expense as a result of experiencing higher average claims during the nine months ended September 30, 2010 as compared to the prior year period, an increase in salaries and wages as a result of the volume increase and the acquisition of Atlas;

•	Equipment rents expense decreased $1.5 million, or 5%, primarily due to a reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $4.9 million, or 21%, primarily due to an increase in legal fees, professional fees for public company related costs and special projects and the acquisition of Atlas;

•	Diesel fuel expense increased $8.2 million, or 35%, primarily due to higher average fuel costs of $2.38 per gallon in 2010 compared to $1.83 per gallon in 2009, resulting in a $7.0 million increase in fuel expense and an unfavorable consumption variance of $1.1 million due to the increase in carload volume;

•	Casualties and insurance expense decreased $0.7 million, or 5%, primarily due to a decrease in Federal Railroad Administration (“FRA”) reportable train accidents over the last twelve months which has resulted in fewer asserted claims and settlements;

•	Materials expense increased $6.4 million, or 79%, primarily due to an increase in car repair material purchases as a result of an increase in car repair activities and the acquisition of Atlas;

•	Joint facilities expense increased $1.7 million, or 36%, primarily due to an increase in carload volume and adjustments to accrued joint facility expense in 2009;

•	Other expenses increased $1.3 million, or 5%, primarily due to an increase in automotive fuel expense and crew transportation;

•	The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $13.1 million of maintenance expenditures, partially offset by $0.3 million of related consulting fees;

•	Asset sales resulted in a net gain of $1.7 million in the nine months ended September 30, 2010 and a net loss of $0.9 million in the nine months ended September 30, 2009. The gains on sale of assets are primarily due to land and easement sales along our corridor of track. In the second quarter of 2009, we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the Surface Transportation Board of $0.4 million, which resulted in a loss on disposition of $1.5 million. In the first quarter of 2009, we sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sales price; and

•	Depreciation and amortization expense increased $2.3 million, or 8%, due to the capitalization and depreciation of 2009 and 2010 capital projects and the acquisition of Atlas.
     Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $1.8 million to $64.6 million for the nine months ended September 30, 2010, from $62.8 million in the nine months ended September 30, 2009. This increase is primarily due to the increase in long term debt as a result of the refinancing in June 2009 and $6.6 million of additional swap termination cost amortization, partially offset by $9.2 million of swap interest expense incurred during the nine months ended September 30, 2009, while the interest rate swap was active. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes. Interest expense includes $20.2 million and $19.0 million of amortization costs for the nine months ended September 30, 2010 and 2009, respectively.
     Other Loss. Other loss during the nine months ended September 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by a $1.8 million transaction break-up fee, net of expenses, and $1.4 million of management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we record an offsetting expense in labor and benefits. Other loss during the nine months ended September 30, 2009, includes a $2.6 million loss associated with the write-off of unamortized deferred loan costs. This was partially offset by foreign exchange gains associated with the U.S. dollar term borrowing held by one of our Canadian subsidiaries under our former bridge credit facility. For the nine months ended September 30, 2009, the exchange rates increased, resulting in a foreign exchange gain of $1.2 million.
     Income Taxes. The overall income tax rate for the nine months ended September 30, 2010 and 2009 for continuing operations were a benefit of 25.4% and a benefit of 44.9%, respectively. The overall tax rate for the nine months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income, a reduction of certain tax reserves due to the lapse of the statute of limitations for certain tax years and offset by an expense relating to stock-based compensation plans. Our overall tax rate for the nine months ended September 30, 2009 was favorably impacted by the resolution of the Australian tax audit, the conversion of certain operating subsidiaries to single member limited liability companies and the adjustment of our deferred tax balances resulting from a change in estimate of the our apportioned state rates.

     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. In the nine months ended September 30, 2009, the Company recorded an adjustment of $0.2 million, before and after tax, as a loss on sale of discontinued operations related to outstanding liabilities associated with the disposed entities.
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
     Goodwill. Subsequent to December 31, 2009, we have had periodic reductions in our total market capitalization below our book value as of December 31, 2009. A sustained decline in our market capitalization relative to our book value may result in, or be indicative of, a goodwill impairment charge in the future. We utilize market capitalization in corroborating our assessment of the fair value of our reporting units.
     Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of September 30, 2010, we had $212.3 million of goodwill, which represented approximately 13.5% of total assets.
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2010, there was a net cash inflow from operations of $67.9 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
     Operating Activities
     Cash provided by operating activities was $67.9 million for the nine months ended September 30, 2010, compared to $5.1 million for the nine months ended September 30, 2009. The increase in cash flows from operating activities was primarily due to the termination of the existing interest rate swap in connection with the repayment of the bridge credit facility in June 2009 and timing of interest payments on the senior secured notes and an increase in operating income in 2010.
     Investing Activities
     Cash used in investing activities was $67.4 million for the nine months ended September 30, 2010, compared to $14.7 million for the nine months ended September 30, 2009. The increase in cash used in investing activities was primarily due to the acquisition of Atlas for $23.9 million. Capital expenditures were also higher in 2010 at $46.8 million compared to $34.5 million in 2009. Asset sale proceeds were $3.3 million for the nine months ended September 30, 2010 compared to $20.1 million for the nine months ended September 30, 2009. The 2009 asset sale proceeds were primarily due to the sale of the Coos Bay Line.
     Financing Activities
     Cash provided by (used in) financing activities was $(76.9) million for the nine months ended September 30, 2010, compared to $44.7 million in the nine months ended September 30, 2009. The cash provided by financing activities in the nine months ended September 30, 2009 was primarily due to the issuance of the 9.25% senior secured notes, partially offset by cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. The cash used in financing activities during the nine months ended September 30, 2010, was primarily for the repayment of $74.0 million of the senior secured notes in the second quarter of 2010.

Working Capital
     As of September 30, 2010, we had working capital of $119.6 million, including cash on hand of $113.9 million, and approximately $21.0 million of availability under the ABL Facility, compared to working capital of $202.2 million, including cash on hand of $190.2 million, and $17.1 million of availability under the ABL Facility at December 31, 2009. The working capital decrease at September 30, 2010, compared to December 31, 2009, is primarily due to use of cash to repay $74 million of senior secured notes in June 2010 and the acquisition of Atlas for $23.9 million in July 2010. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
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
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of September 30, 2010, we had no outstanding balance under the ABL Facility and approximately $21.0 million of undrawn availability, taking into account borrowing base limitations.
     On June 10, 2010, we entered into Amendment No. 1 (the “Amendment”) to the ABL Facility improving certain terms of the ABL Facility. Among other things, this Amendment eliminates the LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$9,142	$48,486	$67,872	$5,128
Changes in working capital accounts	18,975	(29,170)	(4,799)	19,561
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(12,724)	(11,708)	(36,863)	(39,858)
Amortization of swap termination costs	(4,874)	(9,054)	(16,582)	(10,026)
Net gain on sale or disposal of properties	1,708	129	1,717	70
Foreign exchange gain on debt	—	—	—	1,160
Swap termination costs	—	—	—	55,750
Loss on debt extinguishment	—	—	(8,357)	(2,593)
Equity compensation costs	(2,035)	(1,204)	(5,525)	(3,146)
Deferred income taxes	(2,224)	6,004	3,770	(3,336)

Net income	7,968	3,483	1,233	22,710

Add: Discontinued operations loss (gain)	—	20	—	(12,931)

Income from continuing operations	7,968	3,503	1,233	9,779
Add:
Provision for (benefit from) income taxes	3,052	(5,378)	(250)	(3,028)
Interest expense, including amortization costs	19,735	27,507	64,592	62,770
Depreciation and amortization	11,581	10,365	33,259	30,931

EBITDA	42,336	35,997	98,834	100,452
Add:
Equity compensation costs	2,035	1,204	5,525	3,146
Foreign exchange gain on debt	—	—	—	(1,160)
Loss on debt extinguishment	—	—	8,357	2,593
Acquisition income, net of expense	(1,710)	—	(1,449)	—
Non-recurring headquarters relocation costs	—	408	—	1,044

Adjusted EBITDA	$42,661	$37,609	$111,267	$106,075

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
     Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day

LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.3 million was recognized during the nine months ended September 30, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the nine months ended September 30, 2010. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of September 30, 2010, accumulated other comprehensive loss included $15.8 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $13.9 million, or $8.6 million, net of tax.
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
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of September 30, 2010, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended September 30, 2010, the Canadian dollar increased 3% in value in comparison to the U.S dollar. The average rate for the three months ended September 30, 2010, was 6% higher than it was for the same period in 2009. The increase in the average Canadian dollar exchange rate led to an increase of $0.7 million in reported revenue and a $0.3 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $1.7 million and operating income by $0.8 million.
     During the nine months ended September 30, 2010, the Canadian dollar ended relatively flat in value in comparison to the U.S dollar. The average rate for the nine months ended September 30, 2010, was 13% higher than it was for the same period in 2009. The increase in the average Canadian dollar exchange rate led to an increase of $5.0 million in reported revenue and a $1.9 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $4.6 million and operating income by $1.9 million.
     Interest Rates. Our senior secured notes issued in September 2009 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not currently have any outstanding balances under this facility, but if we were to draw upon it, we would be subject to changes in interest rates.
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 7.6% of total operating revenues during the three months ended September 30, 2010. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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
ITEM 1A. RISK FACTORS
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 26, 2010. As of the date of filing this Quarterly Report on Form 10-Q, we have updated and added to those previously discussed risk factors as follows:
An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
Goodwill is recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and sustained market capitalization declines.
Subsequent to December 31, 2009, we have had periodic reductions in our total market capitalization below our book value as of December 31, 2009. A sustained decline in our market capitalization relative to our book value may result in, or be indicative of, a goodwill impairment charge in the future. We utilize market capitalization in corroborating our assessment of the fair value of our reporting units.
Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of September 30, 2010, we had $212.3 million of goodwill, which represented approximately 13.5% of total assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2010, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended September 30, 2010, the Company accepted 462 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased	per Share	Programs	the Plans or Programs

July 1 through July 31, 2010	302	$9.41	—	—
August 1 through August 31, 2010	—	—	—	—
September 1 through September 30, 2010	160	10.37	—	—

Total	462	$9.74	—	—

ITEM 6. EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: November 2, 2010	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)