Form 10-K
period 2010-12-31
RAILAMERICA INC /DE
filed 2011-03-04
CIK 887637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010, or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2009 was $228,803,600 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of March 3, 2011 was 55,258,060.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

     Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, goodwill assessment risks, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“SEC”). In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based. Except where the context otherwise requires, the terms “RailAmerica,” “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
OVERVIEW
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,300 miles of track in 27 U.S. states and three Canadian provinces. Our railroad portfolio represents an important component of North America’s transportation infrastructure, carrying large quantities of freight for a highly diverse customer base. In 2010, our railroads transported over 860,000 carloads of freight for approximately 1,500 customers, hauling a wide range of products such as farm and food products, lumber and forest products, paper and paper products, metals, chemicals and coal.
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

BUSINESS STRATEGY
     We plan to grow our revenue, cash flow and earnings by employing the following growth strategies:
     Growing freight revenue: We are focused on growing our freight revenue by seeking new business opportunities at our individual railroads and by centralizing key commercial and pricing decisions. We believe that shippers often seek to locate their operations on short lines because of possible access to multiple Class I railroads and the resulting negotiating leverage it affords them. To this end, our commercial team actively solicits customers to locate their manufacturing and warehousing facilities on our railroads. We also seek to generate new business by converting customers located on or near our railroads from other modes of transportation to rail. Members of our senior management team have significant prior experience in the marketing departments of both Class I and short line railroads. Additionally, by centralizing and carefully analyzing pricing decisions based on prevailing market conditions and competitive analysis, we leverage our expertise in setting rates for freight services.
     Expanding our non-freight services and revenue: We intend to continue to expand and grow the non-freight services we offer to both our rail customers and other parties. Non-freight services offered to our rail customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third party railcar repair, engineering infrastructure services and demurrage. These services leverage our existing customer relationships and generate additional revenue at attractive margins with minimal capital investment. We also seek to grow our revenue from non-transportation uses of our land holdings such as land leases, crossing or access rights, subsurface rights, signboards and cellular communication towers, among others. These sources of revenue are an important area of focus by our management as such revenue has minimal associated operating costs or capital expenditures and represents a recurring, high margin cash flow stream.
     Pursuing opportunistic acquisitions: The North American short line and regional railroad industry is highly fragmented, with approximately 556 short line and regional railroads operating approximately 45,200 miles of track. We believe that opportunistically acquiring additional short line and regional railroads, or other railroad-related or transportation-related businesses, will enable us to grow our revenue and achieve a number of additional benefits including, among others, expanding and enhancing our services, further diversifying our portfolio and achieving economies of scale by leveraging senior management experience and corporate costs over a broader revenue base.
     Continuing to improve operating efficiency and lowering costs: We continue to focus on driving financial improvement through a variety of cost savings initiatives. To identify and implement cost savings, we have organized our 40 railroads into five regional groups which, in turn, report to senior management where many functions such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized. We believe that this strategy enables us to achieve cost and pricing efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. To date, we have implemented a number of cost savings initiatives broadly at all of our railroads targeting safer operations, lower fuel consumption, more efficient equipment utilization and lower costs for third party services, among others, and continue to be extremely focused on ongoing opportunities to further reduce our costs.
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
Industry Structure
     According to the Association of American Railroads (“AAR”), there are 563 railroads in the United States operating over 139,000 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track-miles. Class I railroads, which are individual railroads with over $378.8 million in revenues in 2009, represent approximately 93% of total rail revenues. Regional and local/short line railroads operate approximately 45,200 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local/short line railroads combined account for approximately 7% of total industry rail revenues.

		Aggregate
		Miles	% of
Classification of Railroads	Number	Operated	Revenue	Revenues and Miles Operated in 2009
Class I (1)	7	93,921	93%	Over $378.8 million

Regional	23	12,804	3%	$30.3 to $378.8 million and/or 350 or more miles operated with a minimum revenue of $20 million

Local/Short line	533	32,393	4%	Less than $30.3 million and/or less than 350 miles or more than 350 miles and less than $20 million in revenue

Total	563	139,118	100%

(1)	Includes CSX Transportation, BNSF Railway Co., Norfolk Southern, Kansas City Southern Railway Company, Union Pacific, Canadian National Railway and Canadian Pacific Railroad Co.
Source: Association of American Railroads, Railroad Facts, 2010 Edition.
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
     Use of regional and short line railroads is largely driven by interchange traffic between carriers. In many cases, a short line will originate the freight transport and hand off to a Class I railroad which will transport the freight the majority of the distance, usually hundreds or thousands of miles. The Class I will then drop the freight off with a short line, which provides the final step of service directly to the customer. Most short line railroads depend on Class I traffic for a substantial portion of their revenue. Our portfolio of 40 railroads is a mix of regional and short line railroads.
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

RAIL TRAFFIC
Revenue Model
     We generate freight revenue under three different types of service, which are summarized below.

		% of Freight
Service Type	Description	Revenue
Interchange	Freight transport between a customer’s facility and a connection point with a Class I railroad	87%
Local	Freight that both originates and terminates on the same line	4%
Bridge	Freight transport from one connecting Class I railroad to another	9%
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
Freight Revenue
Commodities
     Products hauled over our network include a dozen major commodity groups, such as coal, forest products, chemicals, agricultural products, food products, metallic ores and metals, and petroleum products. Agricultural products traffic represented the largest contributor to freight revenue at 16% in 2010. The top ten commodities represented approximately 95% of total freight revenue earned in 2010.

	Year ended December 31, 2010			Year ended December 31, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except average freight revenue per carload)
Agricultural Products	$63,999	132,952	$481	$56,458	126,683	$446
Chemicals	59,038	96,105	614	47,475	82,083	578
Coal	39,880	178,735	223	36,914	178,028	207
Metallic Ores and Metals	37,825	66,626	568	23,819	41,602	573
Pulp, Paper and Allied Products	37,379	65,308	572	32,339	62,816	515
Non-Metallic Minerals and Products	34,646	80,376	431	31,622	75,766	417
Food or Kindred Products	28,027	56,812	493	25,386	52,298	485
Forest Products	27,017	47,048	574	26,698	46,999	568
Waste and Scrap Materials	23,765	57,121	416	20,232	53,706	377
Petroleum	19,542	41,952	466	19,433	41,960	463
Other	10,937	29,883	366	17,737	49,613	358
Motor Vehicles	6,694	11,553	579	6,454	17,458	370

Total	$388,749	864,471	$450	$344,567	829,012	$416

Customers
     In 2010, we served approximately 1,500 customers in North America. Although most of our North American railroads have a well-diversified customer base, several smaller rail lines have one or two dominant customers. In 2010 and 2009, our 10 largest customers accounted for approximately 18% and 20% of our freight revenue, respectively, with no individual customer accounting for more than approximately 5% of freight revenue.
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
     We operate fuel surcharge programs that vary by railroad and by customer. The goal of these programs is to offset the majority of fuel price increases by charging customers a fuel surcharge on top of their regular contracted rates. Fuel surcharge programs are typically either revenue-based or mileage-based. Revenue-based programs charge a surcharge based on additional revenue per carload while mileage-based programs charge a surcharge based on miles hauled. Both programs charge their surcharge based on fuel price per gallon above a threshold price. Approximately 75% of fuel price increases are offset directly by fuel surcharges, while additional cost recovery is obtained through increases in revenue per carload upon contract renewal or regular rate updates.
Contracts
     A substantial portion of our freight revenue is generated under contracts and similar arrangements with either the customers we serve or the Class I railroads with which we connect. Approximately 68% of our total freight revenue is generated under contracts. Individual contracts vary in terms of duration, pricing and volume requirements, but can generally be categorized as follows:
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
     Published rate, no contract: In the remaining cases, our individual railroads generate freight revenue using quoted revenue per carload based on the type of freight service and market environment. In all instances this revenue is generated directly from customers and shippers. Rates can typically be adjusted as market conditions merit although some of our larger customers often request a private rate that provides more price certainty over a longer period of time. While we do not serve customers under signed contracts in these cases, we have longstanding relationships with our customers and in many instances we are the only rail carrier at that customer’s facility. Moreover, the heavy nature of the freight shipped by the customer and/or the long distances carried competitively positions us favorably versus other modes of transportation.
Non-Freight Revenue
     In addition to providing freight services, we also generate non-freight revenue from other sources such as railcar storage, demurrage, engineering infrastructure services, leases of equipment to other users (including Class I railroads), and real estate leases and use fees. Right-of-way income is generated through crossing licenses and leases with fiber optic, telecommunications, advertising, parking and municipal users. These sources of revenue and value are an important area of focus by our management as revenue from real estate and right-of-way has minimal associated operating costs or capital expenditures and represents a recurring, stable cash flow stream.
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
     The railroad industry has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter-century. Since deregulation in 1980, the railroad industry has continually improved its cost structure compared to other forms of freight transportation as it consumes less fuel and has lower labor costs per ton transported than other forms of freight transportation. According to the AAR, railroads are estimated to be approximately four times more fuel efficient than truck transportation and a single train can haul the equivalent of up to approximately 280 trucks. In 1980, one gallon of diesel fuel moved one ton of freight by rail an average of 235 miles, versus 2009 where the equivalent gallon of fuel moved one ton of freight an average of 480 miles by rail — representing a 104% increase over 1980. As a result, the railroad industry’s share of U.S. freight ton-miles has steadily increased from 30% in 1980 to 43% in 2009.
EMPLOYEES
     Currently, we have approximately 1,836 employees of which 1,087 are non-unionized and 749 are unionized. Unions representing our employees are highly-fragmented, with representation at the railroad-level rather than system-wide. In total, our railroads are party to 31 labor agreements, which are separately negotiated by the individual railroads.
SAFETY
     We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to federal regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing as required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry sponsored safety programs including Operation Lifesaver (the national grade crossing awareness program) and numerous American Short Line and Regional Railroad Association Committees. Our Federal Railroad Administration (“FRA”) reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 2.1 in 2010 as compared to 1.8 in 2009. Our total FRA reportable train accidents decreased to 30 in the year ended December 31, 2010 from 34 in the year ended December 31, 2009.
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
     In August 2005 incident on the Indiana & Ohio Railway (“IORY”), Styrene contained in a parked railcar was vented to the atmosphere, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, by various individuals, businesses and the City of Cincinnati against us and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved in all these matters including all claims of business interruption.
     The IORY/Styrene incident also triggered inquiries from the FRA and certain other federal, state and local authorities. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by IORY. The principal pending matter was a criminal investigation by the U.S. EPA under the federal Clean Air Act (“CAA”). Because of the chemical release, the U.S. EPA investigated whether criminal negligence contributed to the incident, and whether charges should be pressed under the CAA. The U.S. EPA has pursued extensive discovery and engaged our counsel on several occasions. A series of conferences with our attorneys and the U.S. EPA attorneys took place through 2009 and into 2011, at which times legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The IORY submitted a proffer addendum in May 2009 analyzing its compliance under the CAA. As of December 31, 2010, we had accrued $1.3 million for this incident.
     The statute of limitations was extended by a tolling agreement as to the IORY only (the Company had been dropped from this violation) through February 27, 2011. The U.S. EPA attorneys decided not to press charges and allowed the statute of limitations to lapse resolving this matter.
     There are no material environmental claims currently pending or, to our knowledge, threatened against any of our railroads.
INSURANCE
     We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence applicable as to all of our railroads, except for Kiamichi Railroad Company L.L.C. and Otter Tail Valley Railroad Company, Inc. where the self-insured retention is $50,000 per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits of up to $200 million per occurrence.
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
RAILROAD RETIREMENT
     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2010, the Railroad Retirement System required up to a 19.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Volatile macroeconomic and business conditions have and could continue to impact our business negatively.
     The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers have been directly affected by the economic downturn and continue to face credit issues and could experience cash flow problems that have and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our rail services. Adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies.
     Given the asset intensive nature of our business, the recent economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. This may limit our ability to sell our assets to the extent we need, or find it desirable, to do so. In addition, our railroads compete directly with other modes of transportation, including motor carriers, and ship, barge and pipeline operators. If these alternative methods of transportation become more cost-effective to our customers due to macroeconomic changes, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, our operating results, financial condition and liquidity could be materially adversely affected.
Rising fuel costs could materially adversely affect our business.
     Fuel costs were approximately 9%, 8% and 14% of our total operating revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have a material adverse effect on our operating results.
     We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The costs associated with an accidental release could have a material adverse effect on our operating results, financial condition or liquidity.
Some of our employees belong to labor unions and strikes or work stoppages could materially adversely affect our operations.
     Many of our employees are union-represented. Our union employees work under collective bargaining agreements with various labor organizations. Our inability to negotiate acceptable contracts with these labor organizations could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in labor agreements were renegotiated, we could experience significant disruption of our operations and higher ongoing labor costs.
Because we depend on Class I railroads and certain important customers for our operations, our business and financial results may be materially adversely affected if our relationships with Class I carriers and certain important customers deteriorate.
     The railroad industry in the United States and Canada is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 87% of our total freight revenue in 2010 was derived from Class I traffic. In 2010, Union Pacific, CSX Transportation, Canadian National Railway and BNSF Railway represented 23%, 23%, 17% and 13% of our total freight revenue, respectively, and the remaining Class I carriers each represented less than 10% of our total freight revenue. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track may decrease our revenue. Class I carriers are also sources of potential acquisition candidates as they continue to divest branch lines. Failure to maintain good relationships may materially adversely affect our ability to negotiate acquisitions of branch lines.
     Although our operations served approximately 1,500 customers in 2010, freight revenue from our 10 largest freight revenue customers accounted for approximately 18% of our total freight revenues in 2010. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.
If the track maintenance tax credit is not renewed by Congress past December 31, 2011, we will not be able to earn or assign credits for track maintenance, after such date.
     We are eligible to receive tax credits for certain track maintenance expenditures under Section 45G of the Internal Revenue Code (the “Code”), as amended, through December 31, 2011. Pursuant to Section 45G, these credits are assignable under limited circumstances. In 2010 and 2009, we received approximately $22.3 and $22.4 million from the assignment of these credits, respectively. Section 45G is set to expire on December 31, 2011, and unless Section 45G is renewed, we will no longer be able to earn or assign credits for track maintenance expenditures. There can be no assurance that legislation extending the availability of the Section 45G tax credit will be enacted.

We are subject to the risks of doing business in Canada, including changes in Canadian economic conditions, exchange rate fluctuations and other economic uncertainties.
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
     Unfavorable developments related to these risks could have a material adverse effect on our business and financial results.
We are subject to environmental and other governmental regulation of our railroad operations which could impose significant costs.
     The failure to comply with environmental and other governmental regulations could have a material adverse effect on us. Our railroad and real estate ownership is subject to foreign, federal, state and local environmental laws and regulations. We could incur significant costs, fines and penalties as a result of any allegations, even if such allegations are unsubstantiated, or findings to the effect that we have violated or are strictly liable under these laws or regulations. We may be required to incur significant expenses to investigate and remediate environmental contamination.
     We are also subject to governmental regulation by a significant number of foreign, federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, maintenance and other matters. Our failure to comply with applicable laws and regulations could have a material adverse effect on us.
     Additionally, future changes in foreign, federal, state and local laws and regulations governing railroad rates, operations and practices could likewise have a material adverse effect on us.
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
     The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of our operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, cargo leaks or explosions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, our operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on our operations and financial condition. We maintain insurance that is consistent with industry practice against the accident-related risks involved in the conduct of our business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations which could have a material adverse effect on our financial condition.

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
We depend on our management and key personnel, and we may not be able to operate or grow our business effectively if we lose the services of our management or key personnel or are unable to attract qualified personnel in the future.
     The success of our business is heavily dependent on the continued services and performance of our current management and other key personnel and our ability to attract and retain qualified personnel in the future. The loss of key personnel could affect our ability to run our business effectively. Competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could materially adversely affect our ability to operate or grow our business.
Future acts of terrorism or war, as well as the threat of acts of terrorism or war, may cause significant disruptions in our business operations.
     Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may materially adversely affect our results of operations, financial condition or liquidity. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror. Such acts could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have a material adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have a material adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically or certain coverage may not be available to us in the future.
The availability of qualified personnel and an aging workforce may materially adversely affect our operations.
     Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively affect our service levels. Unpredictable increases in demand for rail services may exacerbate these risks and may have a material adverse effect on our operating results, financial condition or liquidity.

We have a substantial amount of indebtedness, which may materially adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.
     As of December 31, 2010, our total indebtedness was approximately $573.7 million, which represented approximately 44.9% of our total capitalization. Our substantial amount of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness.
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
     The indenture governing the senior secured notes contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into new or different line of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. Credit market conditions could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness.
     Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the indenture governing our senior secured notes could result in a default under the indenture, which could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, in the event of an acceleration, holders of our senior secured notes could proceed against the collateral securing the notes which includes nearly all of our assets. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially adversely affected. In addition, complying with these restrictions and covenants may also cause us to take actions that are not favorable to our stockholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.
Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits of acquisitions could have materially adverse consequences to our business.
     We expect to grow through acquisitions. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of acquiring and integrating businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:
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
     Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, most of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the businesses, increases in other expenses or problems in the business unrelated to these acquisitions.
An impairment in the carrying value of goodwill could negatively impact our consolidated results of operations and net worth.
     Goodwill is recorded at fair value, at the time of an acquisition and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and sustained market capitalization declines.
     A sustained decline in our market capitalization relative to our book value may result in, or be indicative of, a goodwill impairment charge in the future. We utilize market capitalization in corroborating our assessment of the fair value of our reporting units.
     Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of December 31, 2010, we had $212.5 million of goodwill, which represented approximately 13.3% of total assets.
Future compensation expense may materially adversely affect our net income.
     The compensation that we pay to attract and retain our employees and key personnel reduces our net income. The compensation paid to our employees for 2010 is not necessarily indicative of how we will compensate our employees in the future. Any increase in compensation will further reduce our net income. For example, we have adopted an equity incentive plan that permits the issuance of share options, share appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to our employees. We may grant restricted shares and other share-based awards to our employees in the future as a recruiting and retention tool based on specific criteria determined by our board of directors (or the compensation committee of the board of directors).

The table below compares our net income to our total executive compensation costs (each in thousands).

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Net Income	$19,117	$15,842
Executive Compensation Cost(1)	$6,003	$5,441

(1)	Executive Compensation Cost is computed in the manner computed for purposes of the Summary Compensation Table for 2010 to be included in our 2011 proxy statement.
Risks Related to Our Organization and Structure
If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
     As of December 31, 2010, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress (the “Initial Fortress Stockholder”), owns approximately 55.3% of our outstanding common stock. The Initial Fortress Stockholder owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Fortress Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of RailAmerica. Also, the Initial Fortress Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or materially adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may materially adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
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
     We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to grow our business. Our Asset Backed Loan (“ABL”) Facility and our senior secured notes indenture restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
Certain provisions of our stockholders agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of RailAmerica, which could materially adversely affect the price of our common stock.
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
     In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Initial Fortress Stockholder, our management and/or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may materially adversely affect the market price of our common stock and your ability to realize any potential change of control premium.
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
     The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to seek higher returns;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	changes or proposed changes in laws or regulations affecting the railroad industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.
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
Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.
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
     As of December 31, 2010, there are 54,859,261 shares of common stock outstanding. All issued and outstanding shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 55.3% of our outstanding common stock is held by the Initial Fortress Stockholder and can be resold into the public markets in the future in accordance with the requirements of Rule 144.
     Pursuant to our stockholders agreement, the Initial Fortress Stockholder and certain of its affiliates and permitted third-party transferees have the right to require us, in certain instances, at our expense, to file registration statements under the Securities Act of 1933, as amended, covering public resales of their approximately 30,350,000 shares of our common stock. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable and the resulting resale of a substantial number of shares of our common stock into the market could cause the market price of our common stock to decline.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other shareholdings.
     As of December 31, 2010, we have an aggregate of 345,140,739 shares of common stock authorized but unissued with approximately 3.7 million shares reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by holders of our common stock.
We cannot assure you that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.
     On February 23, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
Risks Related to Taxation
Our ability to use net operating loss and tax credit carryovers and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code.
     Section 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. As a result of transactions that have taken place in the past with respect to our common stock, our use of our $79 million of federal net operating losses, our $95 million of tax credits and certain built-in losses is subject to annual taxable income limitations. As a result, we may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.
     In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We operate a portfolio of 40 individual railroads with approximately 7,300 miles of track in 27 U.S. states and three Canadian provinces. Of our approximately 7,300 total track-miles, we own approximately 4,300 track-miles and lease approximately 3,000 track-miles.

     The following table provides a brief description of each of the railroads that we owned or leased as of March 3, 2011. Track miles under operating agreements are excluded:

	No. of	Track-
Name	Railroads	Miles	Major Commodities Hauled
Central Region:
Missouri & Northern Arkansas Railroad	1	594	Coal, Agricultural Products
Consolidated Dallas Railroads	2	337	Non-Metallic Minerals and Products
Kyle Railroad Company	1	625	Agricultural Products
Kiamichi Railroad	1	261	Coal, Non-Metallic Minerals and Products
Point Comfort & Northern Railway	1	19	Metallic Ores and Metals
Otter Tail Valley Railroad	1	80	Agricultural Products, Coal
Rockdale, Sandow & Southern Railroad	1	8	Waste and Scrap Materials, Metallic Ores and Metals
Bauxite & Northern Railway	1	6	Metallic & Non-Metallic Ores

Total — Central Region	9	1,930

Northeast Region:
New England Central Railroad	1	396	Forest Products, Non-Metallic Minerals and Products
Ottawa Valley Railway	1	179	Pulp, Paper and Allied Products
Cape Breton & Central Nova Scotia Railway	1	295	Pulp, Paper and Allied Products, Coal
Goderich-Exeter Railway	1	181	Chemicals, Agricultural Products
Southern Ontario Railway	1	46	Petroleum, Chemicals
Connecticut Southern Railroad	1	42	Waste and Scrap Materials, Other
Massena Terminal Railroad	1	4	Metallic Ores and Metals

Total — Northeast Region	7	1,143

Midwest Region:
Indiana & Ohio Railway	1	570	Agricultural Products, Motor Vehicles
Chicago, Ft. Wayne & Eastern Railroad	1	311	Agricultural Products, Chemicals
Huron and Eastern Railway	1	384	Agricultural Products, Chemicals
Toledo, Peoria & Western Railway	1	247	Agricultural Products, Chemicals
Consolidated Michigan Railroads	3	184	Agricultural Products, Non-Metallic Minerals and Products
Central Railroad Company of Indiana	1	96	Motor Vehicles, Non-Metallic Minerals and Products
Central Railroad Company of Indianapolis	1	64	Agricultural Products

Total — Midwest Region	9	1,856

Southeast Region:
Alabama & Gulf Coast Railway	1	348	Pulp, Paper and Allied Products
Consolidated Virginia Railroads	2	140	Metallic Ores and Metals, Waste and Scrap Materials
South Carolina Central Railroad	2	129	Waste and Scrap Materials, Metallic Ores and Metals
Indiana Southern Railroad	1	196	Coal
Eastern Alabama Railway	1	31	Non-Metallic Minerals and Products

Total — Southeast Region	7	844

Western Region:
Central Oregon & Pacific Railroad	1	394	Forest Products
San Joaquin Valley Railroad	1	382	Food or Kindred Products, Petroleum
California Northern Railroad	1	261	Food or Kindred Products
Arizona & California Railroad	1	203	Petroleum, Non-Metallic Minerals and Products
Puget Sound & Pacific Railroad	1	108	Waste and Scrap Materials, Agricultural Products
San Diego and Imperial Valley Railroad (1)	1	—	Petroleum
Cascade & Columbia River Railroad	1	148	Non-Metallic Minerals and Products, Forest Products
Ventura County Railroad	1	17	Motor Vehicles

Total — Western Region	8	1,513

Total Company	40	7,286

(1)	No track miles shown as this railroad is exclusively under an operating agreement.

Track and Equipment
     Track
     Of our 7,286 total track-miles, we own 4,331 track-miles and lease 2,955 track-miles. In most cases, leases involve little to no annual lease payment (but may have involved a one-time, upfront payment) and have long-term or perpetual durations. In addition, we operate approximately 1,032 track-miles under trackage rights and operating agreements. Generally, trackage rights are rights granted by other railroads to transport freight over their tracks (but not directly serve customers on their rail lines) while operating agreements grant us the right to operate (and typically serve customers) on track owned by third parties. Generally, trackage rights and operating agreements do not convey any other rights (such as real estate rights) to us.
     Locomotives and Railcars
     Our locomotive fleet at December 31, 2010 totaled 461 units comprised of 247 owned units and 214 leased units and 7,672 railcars comprised of 524 owned railcars and 7,148 leased railcars. The average age of our locomotives and railcars is 39 and 42 years, respectively, across our entire portfolio of railroads.
     A summary of the rolling stock owned and leased by us is presented in the table below:

	Railcars
	Owned	Leased	Total
Covered hopper cars	35	3,192	3,227
Open top hopper cars	238	30	268
Box cars	35	2,623	2,658
Flat cars	194	759	953
Tank cars	6	4	10
Gondolas	5	540	545
Other/passenger cars	11	0	11

Total railcars	524	7,148	7,672

	Locomotives
	Owned	Leased	Total
Horsepower/unit:
Over 3,000	101	101	202
2,000 to 2,999	92	81	173
Under 2,000	54	32	86

Total locomotives	247	214	461

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
     Our operations are subject to extensive environmental regulation. There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads.
     We are subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the FELA. We retain an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on our historical claims and settlement experience. At December 31, 2010 and 2009, we had $12.9 million and $14.2 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the New York Stock Exchange (NYSE) on October 13, 2009 under the symbol “RA”.
Our Principal Stockholder
     RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress, owns approximately 55.3% of our outstanding common stock. RR Acquisition Holding LLC is referred to in this Form 10-K as our Initial Stockholder. The Initial Stockholder owns shares sufficient for the majority vote over fundamental and significant corporate matters and transactions. See “Risk Factors — Risks Related to Our Organization and Structure.”
Description of Common Stock
     A total of 400 million shares of common stock are authorized, of which 54,859,261 shares were outstanding as of December 31, 2010. Each share is entitled to one vote in all matters requiring a vote of shareholders. As of February 22, 2011, there were approximately 58 holders of record and we believe at least 5,858 beneficial owners of our common stock. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 54,793,000 as of December 31, 2010, and is expected to increase in 2011 due to incentive compensation programs.
     In June 2009, we declared and paid a cash dividend in the amount of $20.0 million to our common stockholders. We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to grow our business, pay down debt or buy back common stock. Our revolving credit facility and our senior secured notes indenture will restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
Stock Market Results
     Set forth below is the high and low price information for our common stock as reported on the NYSE for each period presented.

2009	High Sales Price	Low Sales Price
Fourth Quarter (October 13 through December 31)	$14.78	$10.91

2010	High Sales Price	Low Sales Price
First Quarter	$14.47	$10.94
Second Quarter	$13.61	$9.73
Third Quarter	$11.60	$9.27
Fourth Quarter	$13.13	$9.16

2011	High Sales Price	Low Sales Price
First Quarter (January through March 3)	$15.70	$12.06
Stock Repurchase Program
     On February 23, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice.
Stock Performance Graph
     The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of two indices: the Russell 2000 Index and S&P 1500 Composite Railroads. The graph assumes an investment of $100 in the Company’s common stock and in each of the indices on October 13, 2009, when our common stock first traded on the New York Stock Exchange, and that all dividends were reinvested. The past performance of our common stock is not an indication of future performance.
COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among RailAmerica, Inc., the Russell 2000 Index
and S&P 1500 Composite Railroads

*	$100 invested on 10/13/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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
     In October 2010, we entered into a new agreement with Canadian Pacific Railway Company (“CP”) to operate portions of the Ottawa Valley Railway (“OVRR”) line, a previously discontinued operation. As a result of this new operating agreement, this railroad is no longer considered discontinued for financial statement presentation purposes and thus, the results of operations of the OVRR have been reclassified to continuing operations on our statement of operations for all periods presented.
     The selected consolidated statement of operations data for the Successor years ended December 31, 2010, 2009 and 2008 and the selected Successor consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this report on Form 10-K. The selected consolidated financial data for the Successor period February 15, 2007 through December 31, 2007 the Predecessor period January 1, 2007 through February 14, 2007, and for the Predecessor year ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements that are not included in this report on Form 10-K.

	Predecessor		Successor
	Year ended	Period from January 1, 2007 to	Period from February 15, 2007 to
	December 31,	February 14,	December 31,	Year ended December 31,
	2006	2007	2007	2008	2009	2010
STATEMENT OF OPERATIONS DATA:
Operating revenue	$462,580	$55,766	$424,154	$508,466	$425,774	$490,291
Operating expenses	412,577	57,157	355,776	422,418	311,569	375,784

Operating income (loss)	50,003	(1,391)	68,378	86,048	114,205	114,507
Interest expense, including amortization costs	(27,392)	(3,275)	(42,996)	(61,678)	(86,878)	(83,775)
Other income (loss)	—	284	7,129	(9,008)	(8,117)	(4,759)

Income (loss) from continuing operations before income taxes	22,611	(4,382)	32,511	15,362	19,210	25,973
(Benefit from) provision for income taxes	(4,809)	935	(1,747)	1,599	16,299	6,856

Income (loss) from continuing operations	27,420	(5,317)	34,258	13,763	2,911	19,117
Discontinued operations	9,223	—	(756)	2,764	12,931	—

Net income (loss)	$36,643	$(5,317)	$33,502	$16,527	$15,842	$19,117

Dividends declared and paid per common share	$—	$—	$—	$—	$0.46	$—

Income (loss) from continuing operations per share of common stock:
Basic	$0.71	$(0.14)	$0.80	$0.32	$0.07	$0.35
Diluted	$0.70	$(0.14)	$0.80	$0.32	$0.07	$0.35

OPERATING DATA:
Freight carloads (continuing operations)	1,238,182	141,006	1,021,657	1,056,710	829,012	864,471

	Predecessor	Successor
	As of December 31,	As of December 31,
	2006	2007	2008	2009	2010
BALANCE SHEET DATA:
Total assets	$1,125,732	$1,483,239	$1,470,447	$1,598,629	$1,603,653
Long-term debt, including current maturities	400,638	636,941	629,580	643,778	573,711
Stockholders’ equity	472,249	512,749	471,520	659,331	704,749

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
     In October 2010, we entered into a new agreement with Canadian Pacific Railway Company (“CP”) to operate portions of the Ottawa Valley Railway (“OVRR”) line, a previously discontinued operation. As a result of this new operating agreement, this railroad is no longer considered discontinued for financial statement presentation purposes and thus, the results of operations of the OVRR have been reclassified to continuing operations on our statement of operations for all periods presented.
     General
Our Business
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 40 individual railroads with approximately 7,300 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services such as engineering services, railcar storage, demurrage, leases of equipment and real estate leases and use fees.
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
     In August 2010, our New England Central Railroad, (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds to the project. The project is expected to be completed within two years from the grant date.
Managing Business Performance
     We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads have shown growth in 2010, after declining in 2008 and 2009 due to the global economic slowdown. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
     Non-freight services offered to our customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, engineering infrastructure services, third party railcar repair, and car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also continues to grow non-freight revenue from users of our land holdings for non-transportation purposes.
     Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses.
     Management is focused on improving operating efficiency and lowering costs. Many functions such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized, which enables us to achieve cost efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. A number of cost savings initiatives have been broadly implemented at all of our railroads targeting lower fuel consumption, safer operations, more efficient equipment utilization and lower costs for third party services, among others.
Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the year ended December 31, 2010, coal, agricultural products and chemicals accounted for 21%, 15% and 11%, respectively, of our carloads. As a percentage of our freight revenue, which is impacted by several factors including the length of the haul, agricultural products, chemicals, coal, and metallic ores and metals generated 16%, 15%, 10% and 10%, respectively, for the year ended December 31, 2010.
     Overview
     Operating revenue in the year ended December 31, 2010, was $490.3 million, compared with $425.8 million in the year ended December 31, 2009. The net increase in our operating revenue was primarily due to changes in commodity mix, negotiated rate increases, increased carloads and an increase in our non-freight revenue.
     Freight revenue increased $44.2 million, or 13%, in the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily due to change in commodity mix, rate increases and a 4% increase in carloads. Non-freight revenue increased $20.3 million, or 25%, in the year ended December 31, 2010, compared with the year ended December 31, 2009, primarily due to increases in engineering services revenue of $15.1 million (partially due to the acquisition of Atlas), and car repair revenue of $5.2 million, partially offset by a decrease in other revenue of $4.5 million related to the termination of the previous OVRR lease during the fourth quarter of 2009.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 76.6% in the year ended December 31, 2010, compared with an operating ratio of 73.2% in the year ended December 31, 2009. This increase was primarily due to a gain associated with a lease termination in 2009, an increase in materials and diesel fuel expense in 2010, partially offset by a decrease in equipment rent expense in 2010. Operating expenses were $375.8 million in the year ended December 31, 2010, compared with $311.6 million in the year ended December 31, 2009, an increase of $64.2 million, or 21%.
     In 2010 and 2009, we entered into track maintenance agreements with an unrelated third-party customer (“Shipper”). Under the agreements, the Shipper paid for qualified railroad track maintenance expenditures during 2010 and 2009 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Code. For the year ended December 31, 2010, the Shipper paid for $18.0 million of maintenance expenditures and $4.3 million of capital expenditures. For the year ended December 31, 2009, the Shipper paid for $17.1 million of maintenance expenditures and $5.3 million of capital expenditures. We incurred $0.4 million for related consulting fees in each of the years ended December 31, 2010 and December 31, 2009.
     Net income in the year ended December 31, 2010, was $19.1 million, compared with $15.8 million in the year ended December 31, 2009. Income from continuing operations in the year ended December 31, 2010, was $19.1 million, compared with $2.9 million in the year ended December 31, 2009. Net income for the year ended December 31, 2009 includes an adjustment to the gain on disposal of discontinued operations of $12.9 million primarily related to the resolution of an Australian tax matter.
     During the year ended December 31, 2010, we generated $117.2 million in cash from operating activities. We purchased $62.7 million of property and equipment and received $4.1 million in cash from the disposition of assets and $4.9 million of grant money for the NECR project.

     Results of Operations
Comparison of Operating Results for the Years ended December 31, 2010 and 2009
     The following table sets forth the results of operations for the years ended December 31, 2010 and 2009:

	Year Ended		Year Ended
	December 31,		December 31,
	2010		2009
Operating revenue	$490,291	100.0%	$425,774	100.0%
Operating expenses:
Labor and benefits	153,993	31.4%	143,604	33.7%
Equipment rents	34,119	7.0%	35,978	8.5%
Purchased services	37,971	7.7%	30,914	7.3%
Diesel fuel	43,316	8.8%	33,290	7.8%
Casualties and insurance	17,574	3.6%	16,795	3.9%
Materials	19,607	4.0%	11,399	2.7%
Joint facilities	8,667	1.8%	6,942	1.6%
Other expenses	35,226	7.2%	33,037	7.8%
Track maintenance expense reimbursement	(17,589)	-3.6%	(16,656)	-3.9%
Net gain on sale of assets	(2,191)	-0.5%	(25,839)	-6.1%
Depreciation and amortization	45,091	9.2%	42,105	9.9%

Total operating expenses	375,784	76.6%	311,569	73.2%
Operating income	114,507	23.4%	114,205	26.8%
Interest expense, including amortization costs	(83,775)		(86,878)
Other income (loss)	(4,759)		(8,117)

Income from continuing operations before income taxes	25,973		19,210
Provision for income taxes	6,856		16,299

Income from continuing operations	19,117		2,911
Discontinued operations:
Gain on disposal of discontinued business	—		12,931

Net income	$19,117		$15,842

     Operating Revenue
     Operating revenue increased by $64.5 million, or 15%, to $490.3 million in the year ended December 31, 2010, from $425.8 million in the year ended December 31, 2009. Total carloads during the year ended December 31, 2010 increased 4% to 864,471 in 2010, from 829,012 in the year ended December 31, 2009. The increase in operating revenue was primarily due to changes in commodity mix, negotiated rate increases, a 4% increase in carloads and the acquisition of Atlas.
     The increase in the average revenue per carload to $450 in the year ended December 31, 2010, from $416 in the comparable period in 2009 was primarily due to commodity mix and negotiated rate increases.
     Non-freight revenue increased by $20.3 million, or 25%, to $101.5 million in the year ended December 31, 2010 from $81.2 million in the year ended December 31, 2009, primarily due to a $15.1 million increase in engineering services revenue, partially due to the acquisition of Atlas, and increases in car repair revenue of $5.2 million, partially offset by a decrease in other revenue of $4.5 million related to the termination of the OVRR lease during the fourth quarter of 2009.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010			Year ended December 31, 2009
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$195,180	368,548	$530	$167,489	349,238	$480
Agricultural Products	92,026	189,764	485	81,844	178,981	457
Construction Products	61,663	127,424	484	58,320	122,765	475
Coal	39,880	178,735	223	36,914	178,028	207

Total	$388,749	864,471	$450	$344,567	829,012	$416

     Freight revenue was $388.7 million in the year ended December 31, 2010, compared to $344.6 million in the year ended December 31, 2009, an increase of $44.1 million or 13%. This increase was primarily due to the net effect of the following:
• Industrial products revenue increased $27.7 million or 17% primarily due to a 60% increase in shipments of metallic ores and metals as a result of increased demand from automotive manufacturing and energy production facilities, a 17% increase in shipments of chemicals as a result of chemical manufacturing keeping pace with increased demand for both intermediates and final products and increased shipments of waste and scrap material, partially offset by a 38% decrease in other revenues as a result of fewer movements for Class I railroads;
• Agricultural Products revenue increased $10.2 million or 12% primarily due to increased demand for animal feed ingredients for domestic livestock and exports;
• Construction Products revenue increased $3.3 million or 6% primarily due to increased demand for construction aggregates; and
• Coal revenue increased $3.0 million or 8% primarily due to favorable mix changes and pricing activity.
Operating Expenses
     Operating expenses increased to $375.8 million in the year ended December 31, 2010, from $311.6 million in the year ended December 31, 2009. The operating ratio was 76.6% in 2010 compared to 73.2% in 2009. The increase in the operating ratio was primarily due to a gain associated with a lease termination in 2009, increased diesel fuel expenses as a result of increased carloads and higher costs per gallon in 2010, expenses related to Atlas, and increased materials expense related to car repair activity. The year ended December 31, 2009 includes a non-cash charge of $6.3 million in labor and benefits expense related to the initial public offering for the expiration of a repurchase feature under the former stock compensation agreements. During the year ended December 31, 2009, operating expenses also include $1.4 million of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. The costs incurred during the year ended December 31, 2009 are included within labor and benefits ($1.2 million) and purchased services ($0.2 million).
     The net increase in operating expenses was due to the following:
• Labor and benefits expense increased $10.4 million, or 7% primarily due to the acquisition of Atlas which contributed $4.7 million, an increase in salaries and wages as a result of the increase in carload volumes of $4.0 million, an increase in healthcare costs of $3.9 million and an increase in amortization expense related to the Company’s stock-based compensation plan of $3.1 million. These increases were partially offset by the non-cash initial public offering charge noted above which was incurred in 2009.
• Equipment rents expense decreased $1.9 million, or 5% primarily due to a reduction in railcar lease expense from the expiration of certain railcar leases;
• Purchased services expense increased $7.1 million, or 23% primarily due to a $1.9 million increase related to Atlas, an increase of $1.5 million in professional fees for special projects and public company related costs and a $1.3 million increase in legal fees;
• Diesel fuel expense increased $10.0 million, or 30% primarily due to higher average fuel costs of $2.44 per gallon in 2010 compared to $1.94 per gallon in 2009, resulting in an $8.6 million increase in fuel expense and an unfavorable consumption variance of $1.3 million due to increased carloads in 2010;
• Casualties and insurance expense increased $0.8 million, or 5% primarily due to an increase in insurance premiums and incident reserves. FRA reportable personal injuries increased slightly to 27 in the year ended December 31, 2010 from 23 in the year ended December 31, 2009. Our FRA personal injury frequency ratio, which is measured as the number of reportable injuries per 200,000 person hours worked, was 2.1 at December 31, 2010, compared to 1.8 at December 31, 2009. FRA reportable train accidents decreased to 30 in the year ended December 31, 2010 from 34 in the year ended December 31, 2009;
• Materials expense increased $8.2 million, or 72% primarily due to an increase of $4.2 million in car repair material purchases as a result of an increase in car repair activity and additional expenses of $3.4 million related to Atlas;
• Joint facilities expense increased $1.7 million, or 25% partially due to the increased carload volume;

• Other expenses increased $2.2 million, or 7% primarily due to an increase of $1.4 million in travel and automotive fuel expense, an increase of $1.0 million for Atlas and an increase in public company costs of $0.7 million;
• The execution of track maintenance agreements in 2010 and 2009 resulted in the Shipper paying $17.6 million and $16.7 million of maintenance expenditures, net of related consulting fees, respectively;
• Asset sales and a lease termination resulted in net gains of $2.2 million and $25.8 million in the years ended December 31, 2010 and 2009, respectively. The gains on sales of assets in 2010 are primarily due to land and easement sales along our corridor of track. In 2009, we terminated the lease of the OVRR line, which resulted in a gain on disposal of $26.8 million and we sold a portion of track owned by the Central Railroad of Indianapolis at a price set by the STB of $0.4 million, which resulted in a loss on disposition of $1.5 million. We also sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay Line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sale price; and
• Depreciation and amortization expense increased $3.0 million or 7% due to the capitalization and depreciation of 2009 and 2010 capital projects and the acquisition of Atlas.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $3.1 million to $83.8 million for the year ended December 31, 2010, from $86.9 million in the year ended December 31, 2009. This decrease is primarily due to the redemption of $74 million of senior secured notes in June 2010 and in November 2009. Interest expense also includes $20.9 million and $16.6 million of swap amortization costs for the years ended December 31, 2010 and 2009, respectively. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.
     Other Loss. Other loss of $4.8 million and $8.1 million during the years ended December 31, 2010 and 2009, respectively, primarily relate to costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010 and fourth quarter of 2009 and the write-off of unamortized deferred loan costs associated with our former bridge credit facility in the second quarter of 2009. Other loss also includes $1.8 million and $0.2 million of management fee income that is recorded in connection with the transactions where our employees receive restricted stock awards from related parties in the years ended December 31, 2010 and 2009, respectively. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other loss during the year ended December 31, 2010 was partially offset by a $2.0 million transaction break-up fee, or $1.8 million net of expenses, in the third quarter of 2010.
     Income Taxes. The effective income tax rate for the years ended December 31, 2010 and 2009 for continuing operations were a provision of 26.4% and 84.8%, respectively. The overall tax rate for the year ended December 31, 2010 was favorably impacted by a decrease in the valuation allowance ($2.9 million) and a reduction of tax reserves due to the lapse of the statute of limitations ($1.1 million). These favorable tax adjustments were partially offset by an expense relating to change in estimates of apportioned state tax rates and other adjustments ($1.2 million) and by an expense relating to stock-based compensation plans ($0.7 million). The overall effective tax rate for continuing operations for the year ended December 31, 2009 was unfavorably impacted by the repatriation of OVRR’s Canadian earnings ($15.0 million) and by an increase in the valuation allowance ($4.0 million). These unfavorable adjustments were partially offset by the resolution of the Australian tax audit ($2.5 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.0 million) and the adjustment of deferred tax balances resulting from change in tax laws and change in estimates of the apportioned state rates ($2.3 million). For the year ended December 31, 2010 and 2009 we paid cash taxes of $7.4 million and $3.4 million, respectively.
     Discontinued Operations. In January 2006, we completed the sale of our Alberta Railroad Properties for $22.1 million in cash. In the year ended December 31, 2009, we recorded an adjustment of $0.2 million, or $0.2 million, after tax, as a gain on disposal of discontinued operations related to outstanding liabilities associated with the disposed entities.
     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). On May 14, 2009, we received a notice from the Australian Taxation Office (“ATO”) indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on disposal of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on disposal of discontinued operations of $0.7 million, or $0.5 million after tax.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008
     The following table sets forth the results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009		2008
Operating revenue	$425,774	100.0%	$508,466	100.0%
Operating expenses:
Labor and benefits	143,604	33.7%	148,789	29.3%
Equipment rents	35,978	8.5%	45,020	8.9%
Purchased services	30,914	7.3%	38,792	7.6%
Diesel fuel	33,290	7.8%	69,974	13.8%
Casualties and insurance	16,795	3.9%	22,041	4.3%
Materials	11,399	2.7%	10,663	2.1%
Joint facilities	6,942	1.6%	12,573	2.5%
Other expenses	33,037	7.8%	33,265	6.5%
Track maintenance expense reimbursement	(16,656)	-3.9%	—	—
Net gain on sale of assets	(25,839)	-6.1%	(1,697)	-0.3%
Impairment of assets	—	—	3,420	0.6%
Depreciation and amortization	42,105	9.9%	39,578	7.8%

Total operating expenses	311,569	73.2%	422,418	83.1%
Operating income	114,205	26.8%	86,048	16.9%
Interest expense, including amortization costs	(86,878)		(61,678)
Other loss	(8,117)		(9,008)

Income from continuing operations before income taxes	19,210		15,362
Provision for income taxes	16,299		1,599

Income from continuing operations	2,911		13,763
Discontinued operations:
Gain on disposal of discontinued business	12,931		2,764

Net income	$15,842		$16,527

Operating Revenue
     Operating revenue decreased by $82.7 million, or 16%, to $425.8 million in the year ended December 31, 2009, from $508.5 million in the year ended December 31, 2008. Total carloads during the year ending December 31, 2009 decreased 22% to 829,012 in 2009, from 1,056,710 in the year ended December 31, 2008. The decrease in operating revenue was primarily due to the decrease in carloads and lower fuel surcharges, which declined $17.4 million from the prior period.
     The average revenue per carload remained relatively constant at $416 for both years ended December 31, 2009 and 2008. Lower fuel surcharges and negative commodity mix changes, were partially offset by rate growth.
     Non-freight revenue increased by $12.8 million, or 19%, to $81.2 million in the year ended December 31, 2009 from $68.4 million in the year ended December 31, 2008, primarily due to increases in car storage fees of $6.3 million and car repair income of $3.0 million, partially offset by a decrease in car hire income of $3.7 million. In addition, during the year ended December 31, 2009, we restructured a Class I contract on one of our Canadian railroads which resulted in $6.4 million in revenue shifting from freight to non-freight.

     The following table compares our freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009			Year Ended December 31, 2008
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$167,489	349,238	$480	$236,375	515,348	$459
Agricultural Products	81,844	178,981	457	87,480	198,406	441
Construction Products	58,320	122,765	475	78,822	165,109	477
Coal	36,914	178,028	207	37,364	177,847	210

Total	$344,567	829,012	$416	$440,041	1,056,710	$416

     Freight revenue was $344.6 million in the year ended December 31, 2009, compared to $440.0 million in the year ended December 31, 2008, a decrease of $95.5 million or 22%. This decrease was primarily due to the net effect of the following:
• Industrial products revenue decreased $68.9 million, or 29%, primarily due to a 55% decrease in shipments of metallic ores and metals as a result of the temporary closure of a customer facility and a production curtailment at facilities in Texas, a 31% decrease in waste and scrap materials carloads as a result of declines in municipal solid waste moves for landfills in the Southeast and reduced movements of construction debris in the Northeast, a 22% decrease in chemical carloads as a result of the weakening manufacturing market, and a 49% decrease in bridge traffic in Canada from the restructuring of a Class I contract in 2009, which resulted in freight revenue shifting to non-freight revenue;
• Agricultural products revenue decreased $5.6 million, or 6%, primarily due to a 12% decrease in agricultural products carloads as a result of reduced shipments of corn and soybeans in the Midwest and a 4% decrease in food and kindred products carloads as a result of reduced movements of spent grain mash from ethanol plants to animal feed facilities and a decrease in production of beet sugar in the Midwest;
• Construction products revenue decreased $20.5 million, or 26%, primarily due to a 34% decrease in forest products carloads as a result of declines in the Pacific Northwest stemming from the continued decline in the housing and construction markets and a 19% decrease in non-metallic mineral and products carloads as a result of decreases in construction activity in Texas and reduced demand for minerals used in the paper industry; and
• Coal revenue was relatively flat for the year ended December 31, 2009 as compared to the year ended December 31, 2008.
Operating Expenses
     Operating expenses decreased to $311.6 million in the year ended December 31, 2009, from $422.4 million in the year ended December 31, 2008. The operating ratio was 73.2% in 2009 compared to 83.1% in 2008. The improvement in the operating ratio was primarily due to gains of $25.8 million primarily due to a lease termination, our continuing cost reduction initiatives, which include reductions in labor and purchased services expenses, a decrease in maintenance expenditures for right of way improvements as a result of the track maintenance agreement, a reduction in car hire expense and a decrease in fuel prices in the year ended December 31, 2009 as compared to the same period in 2008. The year ended December 31, 2009 includes a non-cash charge of $6.3 million in labor and benefits expense related to the initial public offering for the expiration of a repurchase feature under the former stock compensation agreements. The 2009 and 2008 operating expenses also include $1.4 million and $6.1 million, respectively, of costs related to the restructuring and relocation of our corporate headquarters to Jacksonville, Florida. The costs incurred during the year ended December 31, 2009 and 2008 are included within labor and benefits ($1.2 million and $4.2 million, respectively), purchased services ($0.2 million and $1.4 million, respectively) and other expenses ($0 and $0.5 million, respectively).
     The net decrease in operating expenses is due to the following:
• Labor and benefits expense decreased $5.2 million, or 4% primarily due to a reduction in labor force as a result of the decline in carload volumes and additional cost savings initiatives implemented by management. This decrease was partially offset by the non-

cash initial public offering charge mentioned above which was incurred in 2009. Other benefits expense also included restructuring costs during the years ended 2009 and 2008 as mentioned above;
• Equipment rents expense decreased $9.0 million, or 20% primarily due to a reduction in car hire expense as a result of the decline in carload volume;
• Purchased services expense decreased $7.9 million, or 21% primarily due to cost reduction initiatives implemented by management during 2009 and costs incurred in connection with the restructuring and relocation of corporate headquarters in 2008;
• Diesel fuel expense decreased $36.7 million, or 52% primarily due to lower average fuel costs of $1.94 per gallon in 2009 compared to $3.23 per gallon in 2008, resulting in a $21.1 million decrease in fuel expense and a favorable consumption variance of $15.1 million;
• Casualties and insurance expense decreased $5.2 million, or 24% primarily due to management initiatives to decrease safety related incidents. FRA reportable train accidents decreased to 34 in the year ended December 31, 2009 from 44 in the year ended December 31, 2008 while FRA personal injuries decreased to 23 in the year ended December 31, 2009 from 26 in the year ended December 31, 2008. Our FRA personal injury frequency ratio, which is measured as the number of reportable injuries per 200,000 person hours worked, was 1.8 at December 31, 2009, compared to 1.6 at December 31, 2008;
• Materials expense increased $0.7 million, or 7% primarily due to an increase in car repair material purchases, partially offset by a decrease of $1.2 million in locomotive and track materials as a result of fewer repairs;
• Joint facilities expense decreased $5.6 million, or 45% partially due to the decline in carload volume;
• Other expenses remained relatively flat for the year ended December 31, 2009 as compared to the year ended December 31, 2008;
• The execution of the track maintenance agreement in 2009 resulted in the Shipper paying for $17.1 million of maintenance expenditures and we incurred $0.4 million for related consulting fees;
• Asset sales and a lease termination resulted in net gains of $25.8 million and $1.7 million in the years ended December 31, 2009 and 2008, respectively. In 2009, we terminated the lease of the OVRR line which resulted in a gain on disposal of $26.8 million. In 2009, we sold of a portion of track owned by the Central Railroad of Indianapolis at a price set by the STB of $0.4 million, which resulted in a loss on disposition of $1.5 million. We also sold a portion of track owned by the Central Oregon and Pacific Railroad, known as the Coos Bay Line, to the Port of Coos Bay for $16.6 million. The carrying value of this line approximated the sale price. The gain on sale of assets of $1.7 million in 2008 was primarily due to land and easement sales along our corridor of track;
• Impairment of assets of $3.4 million for the year ended December 31, 2008 related to the former corporate headquarters building located in Boca Raton, Florida and disposed surplus locomotives; and
• Depreciation and amortization expense increased as a percentage of operating revenue to 9.9% in the year ended December 31, 2009, from 7.8% in the year ended December 31, 2008 due to the capitalization and depreciation of 2008 and 2009 capital projects and the overall decrease in operating revenue.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, increased $25.2 million to $86.9 million for the year ended December 31, 2009, from $61.7 million in the year ended December 31, 2008. This increase is primarily due to an increase in the effective interest rate on our debt beginning in the third quarter of 2008, which includes interest expense on our interest rate swaps and the amortization of deferred financing costs. The interest rate on the bridge credit facility increased to LIBOR plus 4.00% from LIBOR plus 2.25%, effective July 1, 2008 as part of the amendment to extend the maturity of the loan. The amortization of deferred financing costs increased from the prior year as a result of incurring deferred financing costs associated with the 2008 amendment and extension of the bridge credit facility. Interest expense includes $26.9 million and $10.1 million of amortization costs for the years ended December 31, 2009 and 2008, respectively. Amortization costs in the year ended December 31, 2009 include $16.6 million of swap termination cost amortization. In connection with the repayment of the bridge credit facility, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments, did not terminate, but continued with the senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.
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
     Income Taxes. Our effective income tax rates for the years ended December 31, 2009 and 2008 for continuing operations were a provision of 84.8% and 10.4%, respectively. The overall effective tax rate for continuing operations for the year ended December 31, 2009 was unfavorably impacted by the repatriation of OVRR’s Canadian earnings ($15.0 million) and by an increase in the valuation allowance ($4.0 million). These unfavorable adjustments were partially offset by the resolution of the Australian tax audit ($2.5 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.0 million) and the adjustment of deferred tax balances resulting from change in tax laws and change in estimates of the apportioned state rates ($2.3 million). The effective tax rate for continuing operations for the year ended December 31, 2008 was adversely impacted by the tax effects for repatriation of Canadian earnings ($3.3 million), an increase in the valuation allowance ($3.1 million), an accrual for uncertain tax positions ($1.7 million) and the revaluation of deferred taxes for change in tax laws and change in estimated state apportionment factors ($1.4 million). The rate for the year ended December 31, 2008 included a federal tax benefit of approximately $16 million related to the track maintenance credit provisions enacted by the American Jobs Creation Act of 2004 and extended by the Tax Extenders and AMT Relief Act of 2008. The rate for the year ended December 31, 2009, did not include a similar federal tax benefit due to the execution of the Track Maintenance Agreement in 2009 as discussed above. For the year ended December 31, 2009 and 2008 we paid cash taxes of $3.4 million and $6.7 million, respectively.
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
     In August 2004, we completed the sale of our Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). During the years ended December 31, 2008 and 2007, we incurred additional consulting costs associated with the sale of Freight Australia of $1.9 million or $1.3 million, after tax, and $1.1 million or $0.8 million, after tax, related to the ATO audit of the reorganization transactions undertaken by our Australian subsidiaries prior to the sale. In addition, we recognized foreign exchange gains of $4.0 million or $2.8 million, after tax, on tax reserves established in conjunction with the ATO audit during the period ended December 31, 2008. On May 14, 2009, we received a notice from the Australian Taxation Office (“ATO”) indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, during the second quarter of 2009, we removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million, an adjustment to the gain on disposal of discontinued operations of $12.3 million and reduced our accrual for consulting fees resulting in a gain on disposal of discontinued operations of $0.7 million, or $0.5 million after tax.
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the year ended December 31, 2010, there was a net cash inflow from operations of $117.2 million primarily due to cash flow generated by operations. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency.

Operating Activities
     Cash provided by operating activities was $117.2 million for the year ended December 31, 2010, compared to $9.5 million for the year ended December 31, 2009. The increase in cash provided by operating activities was primarily due to cash payments made for the termination of the interest rate swap in connection with the repayment of the bridge credit facility in June 2009 of $55.8 million.
     Cash provided by operating activities was $9.5 million and $83.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities was primarily due to the termination of the interest rate swap in connection with the repayment of the bridge credit facility in June 2009, the gain on the disposal of OVRR in 2009, and timing of interest payments.
Investing Activities
     Cash (used in) provided by investing activities was $(77.6) million for the year ended December 31, 2010, compared to $42.2 million for the year ended December 31, 2009. The 2010 results include $23.9 million in cash used for the acquisition of Atlas. Capital expenditures were $62.7 million in the year ended December 31, 2010, compared to $47.8 million in the year ended December 31, 2009. Asset sale/disposition proceeds were $4.1 million for the year ended December 31, 2010 compared to $90.3 million for the year ended December 31, 2009, primarily due to the termination of the OVRR lease agreement for $68.6 million and the sale of the Coos Bay Line for $16.6 million in 2009.
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
Financing Activities
     Cash (used in) provided by financing activities was $(77.2) million for the year ended December 31, 2010, compared to $111.2 million in the year ended December 31, 2009. The decrease in cash provided by financing activities from December 31, 2009 to December 31, 2010 was due to the common stock proceeds generated from the initial public offering in October 2009 and the issuance of the 9.25% senior secured notes, partially offset by the cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. On November 16, 2009, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. On June 24, 2010, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.
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
Working Capital
     As of December 31, 2010, we had working capital of $152.0 million, including cash on hand of $153.0 million, and approximately $21.4 million of availability under the ABL Facility (as defined below), compared to working capital of $202.2 million, including cash on hand of $190.2 million, and $17.1 million of availability under the ABL Facility at December 31, 2009. The working capital decrease at December 31, 2010, compared to December 31, 2009, is primarily due to the use of cash for the paydown of the senior secured notes in June 2010 and the acquisition of Atlas in July 2010. In June 2009, we declared and paid a cash dividend in the amount of $20.0 million to our common stockholders.

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
Capital Expenditures
     The following table sets forth our track and related assets capital expenditures by major type for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Ties	$19,594	$19,472	$21,822
Bridges	8,309	7,328	7,127
Surfacing	5,817	5,358	5,424
Rail	12,173	3,521	3,909
Crossings	3,379	3,086	2,746
Turnouts	896	1,306	734
Signals	1,858	1,258	1,194
Other	—	632	647
Casualty related	1,800	92	5,217
NECR grant reimbursements	(4,884)	—	—
Capital reimbursements	(4,686)	(5,478)	—

Total	$44,256	$36,575	$48,820

     The increase in track and related assets capital expenditures in 2010 compared to 2009 was primarily due to the NECR track upgrade grant project. The decrease in track and related assets expenditures in 2009 from 2008 was primarily due to capital reimbursements from the track maintenance agreement and unplanned casualty related capital expenditures in 2008.
     The following table sets forth the approximate number of ties installed and replaced, miles of rail installed and replaced and track miles resurfaced during the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Ties (each, in thousands)
Installed	—	3	—
Replaced	346	346	362
Rail (miles)
Installed	—	1	—
Replaced	22	16	14
Surfaced (miles)	768	873	942
Long-term Debt
$740 million 9.25% Senior Secured Notes
     On June 23, 2009, we sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. The notes are secured by first-priority liens on substantially all of our and the guarantors’ assets. The guarantors are defined essentially as our existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility and pay fees and expenses related to the offering and for general corporate purposes.

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
     We may issue from time to time additional debt, without notice to or consent of the existing senior secured notes holders, having identical terms and conditions to the existing senior secured notes. Any additional notes issued shall be treated as a single class along with the existing senior secured notes.
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan (“ABL”) Facility. The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2010, we had no outstanding balance under the ABL Facility and approximately $21.4 million of undrawn availability, taking into account borrowing base limitations.
     On June 10, 2010, we entered into Amendment No. 1 to the ABL Facility improving certain terms of the ABL Facility. Among other things, Amendment No. 1 eliminates the LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.
     On February 23, 2011, we entered into Amendment No. 2 to the Asset Backed Loan Facility. Amendment No. 2 adjusts certain terms of the ABL Facility and increases the threshold for Restricted Payments, as defined in the ABL Facility, to allow share repurchases of our common stock in an amount not exceed $75 million without affecting other Restricted Payment baskets.
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
     The following table sets forth the reconciliation of Adjusted EBITDA from our cash flow from operating activities (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$117,169	$9,540	$83,572
Changes in working capital accounts	(10,849)	32,850	(11,524)
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(49,847)	(52,340)	(49,118)
Amortization of swap termination costs	(20,891)	(16,616)	—
Net gain on sale or disposal of properties	2,191	26,766	1,738
Foreign exchange gain (loss) on debt	—	1,160	(8,260)
Swap termination costs	—	55,750	—
Loss on extinguishment of debt	(8,357)	(9,499)	—
Equity compensation costs	(7,534)	(10,712)	(3,042)
Deferred income taxes	(2,765)	(21,057)	3,161

Net income	19,117	15,842	16,527

Add: Discontinued operations gain	—	(12,931)	(2,764)

Income from continuing operations	19,117	2,911	13,763
Add:
Provision for income taxes	6,856	16,299	1,599
Interest expense, including amortization costs	83,775	86,878	61,678
Depreciation and amortization	45,091	42,105	39,578

EBITDA	154,839	148,193	116,618
Add:
Impairment of assets	—	—	3,420
Equity compensation costs	7,534	10,712	3,042
Foreign exchange (gain) loss on debt	—	(1,160)	8,260
Loss on extinguishment of debt	8,357	9,499	—
Acquisition income, net of expense	(1,300)	—	—
Gain on OVRR lease termination	—	(26,811)	—
Non-recurring headquarter relocation costs	—	1,403	6,089

Adjusted EBITDA	$169,430	$141,836	$137,429

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
$650 million Bridge Credit Facility
     As part of the merger transaction in which we were acquired by certain private equity funds managed by affiliates of Fortress we terminated the commitments under our former amended and restated credit agreement and repaid all outstanding loans and other obligations in full under this agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, we entered into a $650 million bridge credit facility agreement. The facility consists of a $587 million U.S. dollar term loan commitment and a $38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a $20 million U.S. dollar tranche and a $5 million Canadian dollar tranche. We entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at our option. Under the amended bridge credit facility agreement, the term loans and revolving loans paid interest at LIBOR plus 4.00%. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%.
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
Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.95% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009. Interest expense of $0.3 million was recognized during the year ended December 31, 2009 for the portion of the hedge deemed ineffective. Interest expense of $0.5 million was recognized during the year ended December 31, 2008 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the year ended December 31, 2010. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of December 31, 2010, accumulated other comprehensive loss included $12.7 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $11.9 million, or $7.2 million, net of tax.

     On June 3, 2005, we entered into two interest rate swaps for a total notional amount of $100 million for the period commencing November 25, 2005 through November 24, 2008. Under the terms of the interest rate swaps, we were required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2009. Interest expense of $0.5 million was recognized during the year ended December 31, 2008, for the portion of the hedge deemed ineffective.
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
Contractual Obligations
     Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our long-term debt, and our existing lease obligations as of December 31, 2010 (in thousands):

					After
	Total	2011	2012-2013	2014-2015	2015
Senior secured notes	$592,000	$—	$—	$—	$592,000
Other long term debt	2,527	380	605	678	864
Interest payments on senior secured notes	355,940	54,760	109,520	109,520	82,140
Interest payments on long term debt	768	157	254	274	83
Capital lease obligations	25	25	—	—	—
Operating lease obligations	57,466	17,318	16,801	5,021	18,326

Total contractual cash obligations(1)	$1,008,726	$72,640	$127,180	$115,493	$693,413

(1)	There were no material purchase obligations outstanding as of December 31, 2010. Table excludes any reserves for income taxes under Income Taxes Topic, ASC 740-10-25, because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits beyond 2010. As of December 31, 2010, our reserves for income taxes totaled approximately $5.5 million.
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
     The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, allowance for doubtful accounts, deferred income taxes, property, plant and equipment depreciation methods and goodwill and intangible assets.
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
     Property, plant and equipment comprised 61% of our total assets as of December 31, 2010. These assets are stated at cost, less accumulated depreciation. For track and related assets, we use the group method of depreciation under which a single depreciation rate is applied to the gross investment. Service lives and salvage values for each group of assets are determined by completing periodic life studies and applying our assumptions regarding service lives of our property. A life study is the periodic review of asset lives for groups of assets conducted and analyzed by us with the assistance of a third-party expert. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. As part of the life studies, we make an assessment of the recorded amount of accumulated depreciation. Any deficiency (excess), including any deferred gains or losses, will be amortized as a component of depreciation expense over the remaining useful life of the asset group until the next life study. In the event that large groups of assets are removed from service as a result of unusual acts or sale, gains or losses are recognized immediately. Building, equipment and other fixed assets are specifically identified and we utilize straight line depreciation methods on a per asset basis.
     Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. For the years ended December 31, 2010, 2009 and 2008 repairs and maintenance expenditures charged to operating expense represented approximately 50% of our total spend (including capitalized expenditures) for track and related assets. We self-construct portions of our track structure and rebuild certain rolling stock. In addition to direct labor and material we capitalize certain indirect costs. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     We review the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, we review the carrying value of goodwill or any intangible asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Management assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. Specifically, we test for impairment in accordance with Intangibles- Goodwill and Other Topic, ASC 350. For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. The determination of fair value involves significant management judgment. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Impairments are recognized when incurred.
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

Recently Issued Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of December 31, 2010, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During 2010, the Canadian dollar increased 5% in value in comparison to the U.S. dollar, while the average rate for the year ended 2010 was 10% higher than it was for 2009. The increase in the average Canadian dollar exchange rate led to an increase of $5.7 million in reported revenue and a $2.5 million increase in reported operating income in 2010, compared to 2009. A 10% unfavorable change in the 2010 average exchange rate would have negatively impacted 2010 revenue by $5.7 million and operating income by $2.5 million.
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
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 8.8% of total operating revenues during the year ended December 31, 2010. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.
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
     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The report on the Company’s internal control over financial reporting as of December 31, 2010, is on page F-3.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.
ITEM 11. EXECUTIVE COMPENSATION
     Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships and related transactions, and director independence, is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The financial statements filed as part of this report are listed separately in the Index of Financial Statements on page F-1 of this report.

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 1 to the Consolidated Financial Statements. All other Financial Statement schedules are not applicable.

(b)	Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

4.1
Stockholders Agreement by and between RailAmerica, Inc. and RR Acquisition Holding, LLC (incorporated by reference to Exhibit 4.1 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

4.2
Indenture, dated as of June 23, 2009, by and between RailAmerica, Inc., the guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on July 27, 2009).

4.3	Form of 9.25% Notes due 2017 (included in Exhibit 4.2).

10.1
Credit Agreement, dated as of June 23, 2009, among RailAmerica, Inc., RailAmerica Transportation Corp., the several lenders from time to time parties thereto, Citicorp North America, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to RailAmerica, Inc.’s Form S-1(File No. 333-160835) filed on September 1, 2009).

10.2	RailAmerica, Inc. 2008 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 22, 2009).+

10.3	RailAmerica, Inc. 2009 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to RailAmerica, Inc.’s Form S-8 (File No. 333-162428) filed on October 13, 2009).+

10.4
Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 22, 2009).

10.5	Form of Management Shareholder Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.6
Form of Amended and Restated Restricted Share Agreement for Bonus Restricted Shares under the RailAmerica, Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.7	Form of Director Restricted Share Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.8
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and John Giles (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.9
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Clyde Preslar (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.10
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and David Rohal (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

Exhibit
No.	Description
10.11
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Paul Lundberg (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.12
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Charles Patterson (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.13
Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Scott Williams (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.14	Form of FECR Rail Corp. Consulting Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.15
Form of FECR Rail Corp. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.16
Form of Florida East Coast Industries, Inc. Consulting Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.17
Form of Florida East Coast Industries, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.18	Amendment No. 1 to the Asset Backed Loan Facility entered into on June 10, 2010 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K (File No. 1-32579) filed on June 15, 2010).

10.19
Amendment No. 2 to the Asset Backed Loan Facility entered into on February 23, 2011 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K (File No. 1-32579) filed on February 23, 2011).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

+	Executive Compensation Plan or Arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
By:	/s/ B. CLYDE PRESLAR
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2011

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ JOHN E. GILES	President and Chief Executive Officer	March 4, 2011
John E. Giles	(Principal Executive Officer)

/s/ WESLEY R. EDENS	Chairman of the Board of Directors	March 4, 2011
Wesley R. Edens

/s/ JOSEPH P. ADAMS JR.	Deputy Chairman of the Board of Directors	March 4, 2011
Joseph P. Adams, Jr.

/s/ PAUL R. GOODWIN	Director	March 4, 2011
Paul R. Goodwin

/s/ VINCENT T. MONTGOMERY	Director	March 4, 2011
Vincent T. Montgomery

/s/ ROBERT SCHMIEGE	Director	March 4, 2011
Robert Schmiege

/s/ RANDY T. PIANIN	Vice President and Corporate Controller	March 4, 2011
Randy T. Pianin	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of RailAmerica, Inc.
     We have audited the accompanying consolidated balance sheets of RailAmerica, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RailAmerica, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RailAmerica, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Independent Certified Public Accountants
Jacksonville, Florida
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of RailAmerica, Inc.
     We have audited RailAmerica, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RailAmerica, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, RailAmerica, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of RailAmerica, Inc. and our report dated March 4, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Independent Certified Public Accountants
Jacksonville, Florida
March 4, 2011

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,968	$190,218
Accounts and notes receivable, net of allowance of $6,767 and $4,557, respectively	74,668	66,619
Current deferred tax assets	12,769	12,697
Other current assets	15,200	21,958

Total current assets	255,605	291,492
Property, plant and equipment, net	981,622	952,527
Intangible assets	140,546	136,654
Goodwill	212,495	200,769
Other assets	13,385	17,187

Total assets	$1,603,653	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$403	$669
Accounts payable	66,258	53,948
Accrued expenses	36,913	34,675

Total current liabilities	103,574	89,292
Long-term debt, less current maturities	2,147	3,013
Senior secured notes	571,161	640,096
Deferred income taxes	202,985	185,002
Other liabilities	19,037	21,895

Total liabilities	898,904	939,298

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 54,859,261 shares issued and outstanding at December 31, 2010; and 54,364,306 shares issued and outstanding at December 31, 2009	549	544
Additional paid in capital and other	636,757	630,653
Retained earnings	65,503	46,386
Accumulated other comprehensive income (loss)	1,940	(18,252)

Total stockholders’ equity	704,749	659,331

Total liabilities and stockholders’ equity	$1,603,653	$1,598,629

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Operating revenue	$490,291	$425,774	$508,466
Operating expenses:
Labor and benefits	153,993	143,604	148,789
Equipment rents	34,119	35,978	45,020
Purchased services	37,971	30,914	38,792
Diesel fuel	43,316	33,290	69,974
Casualties and insurance	17,574	16,795	22,041
Materials	19,607	11,399	10,663
Joint facilities	8,667	6,942	12,573
Other expenses	35,226	33,037	33,265
Track maintenance expense reimbursement	(17,589)	(16,656)	—
Net gain on sale of assets	(2,191)	(25,839)	(1,697)
Impairment of assets	—	—	3,420
Depreciation and amortization	45,091	42,105	39,578

Total operating expenses	375,784	311,569	422,418

Operating income	114,507	114,205	86,048
Interest expense, including amortization costs of $25,655, $26,889, and $10,083, respectively	(83,775)	(86,878)	(61,678)
Other loss	(4,759)	(8,117)	(9,008)

Income from continuing operations before income taxes	25,973	19,210	15,362
Provision for income taxes	6,856	16,299	1,599

Income from continuing operations	19,117	2,911	13,763
Discontinued operations:
Gain on disposal of discontinued business (net of income taxes (benefit) of $0, $(12,006), and $697, respectively)	—	12,931	2,764

Net income	$19,117	$15,842	$16,527

Dividends declared and paid per common share	$—	$0.46	$—

Basic earnings per common share:
Continuing operations	$0.35	$0.07	$0.32
Discontinued operations	—	0.28	0.06

Net income	$0.35	$0.35	$0.38

Diluted earnings per common share:
Continuing operations	$0.35	$0.07	$0.32
Discontinued operations	—	0.28	0.06

Net income	$0.35	$0.35	$0.38

Weighted average common shares outstanding:
Basic	54,793	45,979	43,443
Diluted	54,793	45,979	43,443
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated
	Number of		Paid-in		Other
	Shares	Par	Capital	Retained	Comprehensive
	Issued	Value	and Other	Earnings	Income (Loss)	Total
			(In thousands)
Balance, January 1, 2008	43,199	$432	$468,762	$33,502	$10,053	$512,749

Net income	—	—	—	16,527	—	16,527
Change in market value of derivative instruments, net	—	—	—	—	(25,812)	(25,812)
Actuarial gain associated with pension and postretirement benefit plans	—	—	—	—	1,019	1,019
Cumulative translation adjustments	—	—	—	—	(34,782)	(34,782)

Total comprehensive loss						(43,048)

Other equity contributions	71	1	1,049	—	—	1,050
Stock repurchases	(5)	—	(23)	—	—	(23)
Stock based compensation	266	2	790	—	—	792

Balance, December 31, 2008	43,531	$435	$470,578	$50,029	$(49,522)	$471,520

Net income	—	—	—	15,842	—	15,842
Change in market value of derivative instruments, net	—	—	—	—	5,322	5,322
Amortization of terminated swap costs, net	—	—	—	—	10,303	10,303
Actuarial loss associated with pension and postretirement benefit plans	—	—	—	—	(843)	(843)
Cumulative translation adjustments	—	—	—	—	16,488	16,488

Total comprehensive income						47,112

Issuance of common stock	10,500	105	143,018	—	—	143,123
Dividends paid to common stockholders	—	—	—	(19,485)	—	(19,485)
Other equity contributions	—	—	819	—	—	819
Stock repurchases	(49)	—	(685)	—	—	(685)
Stock based compensation	382	4	16,923	—	—	16,927

Balance, December 31, 2009	54,364	$544	$630,653	$46,386	$(18,252)	$659,331

Net income	—	—	—	19,117	—	19,117
Amortization of terminated swap costs, net	—	—	—	—	13,306	13,306
Write-off of swap costs, net	—	—	—	—	1,047	1,047
Actuarial gain associated with pension and postretirement benefit plans	—	—	—	—	172	172
Cumulative translation adjustments	—	—	—	—	5,667	5,667

Total comprehensive income						39,309

Issuance of common stock	—	—	(106)	—	—	(106)
Stock repurchases	(112)	(1)	(1,318)	—	—	(1,319)
Stock based compensation	607	6	7,528	—	—	7,534

Balance, December 31, 2010	54,859	$549	$636,757	$65,503	$1,940	$704,749

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,117	$15,842	$16,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	49,847	52,340	49,118
Amortization of swap termination costs	20,891	16,616	—
Net gain on sale or disposal of properties	(2,191)	(26,766)	(1,738)
Foreign exchange (gain) loss on debt	—	(1,160)	8,260
Swap termination costs	—	(55,750)	—
Loss on extinguishment of debt	8,357	9,499	—
Equity compensation costs	7,534	10,712	3,042
Deferred income taxes and other	2,765	21,057	(3,161)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,435)	10,873	12,257
Other current assets	7,512	(3,093)	(5,861)
Accounts payable	7,574	(3,182)	(5,016)
Accrued expenses	1,268	(16,677)	7,196
Other assets and liabilities	(3,070)	(20,771)	2,948

Net cash provided by operating activities	117,169	9,540	83,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(62,710)	(47,789)	(61,282)
NECR government grant reimbursement	4,884	—	—
Proceeds from sale/disposition of assets	4,108	90,340	17,367
Deferred acquisition/disposition costs and other	—	(355)	(1,736)
Acquisition, net of cash acquired	(23,926)	—	—

Net cash (used in) provided by investing activities	(77,644)	42,196	(45,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	—	709,830	—
Principal payments on long-term debt	(622)	(625,898)	(7,359)
Repurchase of senior secured notes	(76,220)	(76,220)	—
Sale of common stock	(106)	143,123	635
Dividends paid to common stockholders	—	(19,485)	—
Deferred financing costs paid	(224)	(20,175)	(18,075)

Net cash (used in) provided by financing activities	(77,172)	111,175	(24,799)

Effect of exchange rates on cash	397	356	(1,558)

Net (decrease) increase in cash	(37,250)	163,267	11,564
Cash, beginning of period	190,218	26,951	15,387

Cash, end of period	$152,968	$190,218	$26,951

Supplemental cash flow information:
Interest Paid	$57,986	$72,641	$44,784
Income Taxes Paid	$7,444	$3,416	$6,655
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

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2010	2009
Balance, beginning of year	$4,557	$3,338
Provisions	3,544	1,601
Charges	(1,334)	(382)

Balance, end of year	$6,767	$4,557

MATERIALS AND SUPPLIES
Materials and supplies, which are included in other current assets in the consolidated balance sheet, are stated principally at average cost, which is not in excess of replacement cost. Materials are stated at an amount which does not exceed estimated realizable value.
PROPERTY, PLANT AND EQUIPMENT
Depreciation Method
Property, plant and equipment, which is recorded at historical cost, is depreciated and amortized on a straight-line basis over their estimated useful lives. Costs assigned to property purchased as part of an acquisition are based on the fair value of such assets on the date of acquisition.
Track and Related Assets
For track and related assets, the Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment. The Company reevaluated the useful lives of its track and related assets and established new depreciable lives based on reviews performed by valuation experts during purchase accounting in 2007.
Depreciation has been computed using the estimated economic useful lives as follows:

Railroad track and ties	30-40 years
Railroad track improvements	3-10 years
Under the group method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by the Company’s management with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method.
There are several factors taken into account during the life study and they include statistical analysis of historical life, retirements and salvage data for each group of property, evaluation of current operations, review of the previous assessment of the condition of the assets and the outlook for their continued use, consideration of technological advances and maintenance schedules and comparison of asset groups to peer companies.
The Company’s policy is to perform life studies every five years for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets. Since the Company’s fixed assets were recently fair valued as part of purchase accounting in 2007, the first life study will be completed in 2012. Changes in asset lives due to the results of the life study, if any, will be applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company’s results of operations.
Building, Equipment and Other Fixed Assets
Building, equipment and other fixed assets (such as locomotives and freight cars) are specifically identified. The Company utilizes straight line depreciation methods on a per asset basis. The Company reevaluated the useful lives of its buildings, equipment and other fixed assets and established new depreciable lives based on reviews performed by valuation experts during purchase accounting in 2007.

Depreciation has been computed using the estimated economic useful lives as follows:

Buildings and improvements	20-33 years
Locomotives, transportation and other equipment	5-30 years
Office equipment and capitalized software	5-10 years
Capital Expenditures
Rail operations are capital intensive and the Company accounts for these costs in accordance with GAAP. Routine repairs and maintenance costs, for all asset categories, are expensed as incurred. The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized.
Capital spending related to locomotives and freight cars includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the ASC. In addition, costs to modify or rebuild these assets are capitalized if the spending incurred extends the asset’s useful life or improves utilization. Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment.
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
Disposals and Retirements
Track and Related Assets
Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. As part of the life study in 2012, an assessment will be made of the recorded amount of accumulated depreciation. Any deficiency (or excess), including any deferred gains or losses, will be amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with group method is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.
The Company utilizes a first-in, first-out approach to track and related asset retirements. Generally, the Company estimates the historical cost of the replaced assets using historical accounting records and/or inflation indices published by the Bureau of Labor Statistics which are applied to the replacement value based on the age of the retired asset. These indices closely correlate with the major cost of the materials comprising the applicable road assets.
In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred. Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes) and the sale, disposal or abandonment of a rail line segment. There were no abnormal losses during the periods ended December 31, 2010, 2009 and 2008, respectively.
Building, Equipment and Other Fixed Assets
Upon retirement or disposal of any of the building, equipment and other fixed assets, resulting gains and losses are recognized in earnings.
Impairment Reviews
The Company periodically reviews its assets for impairment when indicators are present, by comparing the projected undiscounted cash flows of those assets to their recorded amounts. Impairment charges are based on the excess of the recorded amounts over their estimated fair value, as measured by discounted cash flows. No circumstances have occurred to indicate the possibility of impairment.

GRANT LIABILITIES
The Company accounts for grant liabilities as contra-assets within property, plant and equipment and are amortized over the life of the related asset.
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
For the indefinite-lived intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has certain railroad leases that are recorded as indefinite-lived intangible assets. Management believes that indefinite-lived intangible assets are not impaired based on the results of the annual impairment test.
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
REVENUE RECOGNITION
The Company recognizes freight revenue after the freight has been moved from origin to destination, which is not materially different from the recognition of revenue as shipments progress due to the relatively short length of the Company’s railroads. Other revenue, which primarily includes demurrage, switching, and storage fees, is recognized when the service is performed. The Company recognizes engineering revenue on a percentage of completion method.

FOREIGN CURRENCY TRANSLATION
The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders’ equity. Revenue and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2010 and 2009, accumulated other comprehensive income (loss) included $13.9 million of cumulative translation gains and $8.4 million of cumulative translation gains, respectively. For the year ended December 31, 2009, other income (loss) included $1.2 million of exchange rate gains on the U.S. dollar denominated debt formerly held by a Canadian entity that has the Canadian dollar as its functional currency.
NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position or results of operations.
2. ACQUISITIONS
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
In accordance with ASC 805, Business Combinations Topic, the acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair value. As a result of the consideration paid, an estimated $11.3 million of goodwill was recorded related to the acquired entity. The main drivers of goodwill were Atlas’s historical revenue growth rate as well as expectations for future revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) growth from organic and strategic initiatives including synergies from further integration of processes across the RailAmerica network and leveraging our customer, Class I, shortline and governmental relationships. These expectations of future business performance were key factors influencing the premium paid for the Atlas business. The goodwill associated with this acquisition is not deductible for tax purposes.

The allocation of purchase price is as follows (in thousands):

Current assets	$6,607
Intangible assets	9,430
Goodwill	11,326
Property, plant and equipment	6,459

Total assets acquired	33,822

Current liabilities	(4,182)
Deferred tax liabilities	(5,714)

Total liabilities assumed	(9,896)

Purchase price	$23,926

The Atlas trade name was considered an indefinite-lived intangible asset and was assigned a value of $1.8 million. Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value	Weighted Average Life
	Assigned	(Years)
Customer relationships	$6,720	20.0
Project backlog	$110	0.5
Non-compete agreements	$810	4.2
3. EARNINGS PER SHARE
For the years ended December 31, 2010, 2009 and 2008, basic and diluted earnings per share is calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Income from continuing operations (basic and diluted)	$19,117	$2,911	$13,763
Compensation expense recorded for dividends paid to unvested restricted shares, net of tax	—	307	—

Income from continuing operations available to common stockholders (basic and diluted)	$19,117	$3,218	$13,763

Weighted average shares outstanding (basic and diluted)	54,793	45,979	43,443
4. STOCK-BASED COMPENSATION
Throughout 2010, 2009 and 2008, the Company entered into individual equity award agreements with employees, including executive officers. During the years ended December 31, 2010, 2009 and 2008, the Company issued 662,296, 401,647 and 358,398 time-based restricted shares to employees. The restricted shares granted to employees are scheduled to vest over three to five year periods. The grant date fair values of the restricted shares are based upon the fair market value of the Company at the time of grant. The Company recognizes stock-based compensation expense for restricted shares on a straight-line basis. Prior to the Company’s initial public offering in October 2009, the Company engaged an unrelated valuation specialist to perform a fair value analysis of the Company at the end of each quarter. In addition, as part of the equity award agreements entered into in 2008, certain members of management purchased shares of common stock of the Company at fair market value on the date of purchase, while one was granted common shares with a value of $0.3 million.

Stock-based compensation expense related to restricted stock grants for the years ended December 31, 2010, 2009 and 2008 was $7.5 million, $4.4 million and $2.7 million, respectively.
Repurchase provisions that existed in the equity award agreements expired as of the initial public offering date. As a result, the Company recorded a charge of $6.3 million related to the value of these repurchase features as of the grant date during the year ended December 31, 2009. The value of the repurchase features was calculated using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of industry peer common stock. Expected lives, which represent the period of time that repurchase features were expected to be outstanding, were based on the anticipated amount of time between the grant date of the related equity award and the anticipated future initial public offering of the Company. The risk free interest rate was based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected lives.
At December 31, 2010, there was $12.9 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 1.84 years.
A summary of the status of restricted shares as of December 31, 2010, 2009 and 2008, and the changes during the periods then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at January 1, 2008	1,012,500	$11.11

Granted	358,398	$14.48
Vested	(177,480)	$11.11
Cancelled	(92,457)	$11.24

Balance at December 31, 2008	1,100,961	$12.20

Granted	401,647	$15.22
Vested	(196,362)	$12.11
Cancelled	(19,917)	$12.43

Balance at December 31, 2009	1,286,329	$13.10

Granted	662,296	$11.90
Vested	(418,440)	$13.06
Cancelled	(53,960)	$13.38

Balance at December 31, 2010	1,476,225	$12.59

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
Freight Australia
In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). During the years ended December 31, 2008 and 2007, the Company incurred additional consulting costs associated with the sale of Freight Australia of $1.9 million, or $1.3 million after income taxes, and $1.1 million, or $0.8 million after income taxes, respectively, related to the Australian Taxation Office (“ATO”) audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. In addition, the Company recognized foreign exchange gains of $4.0 million, or $2.8 million after income taxes, on tax reserves established in conjunction with the ATO audit during the year ended December 31, 2008. These amounts are reflected in the gain on sale of discontinued operations.

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
6. OTHER BALANCE SHEET DATA
Other current assets consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Unbilled reimbursable projects	$6,073	$15,434
Other current assets	9,127	6,524

	$15,200	$21,958

Accrued expenses consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Accrued compensation and benefits	$13,554	$12,028
Accrued incident expense	8,214	8,322
Other accrued liabilities	15,145	14,325

	$36,913	$34,675

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Land	$186,688	$185,991
Buildings and improvements	7,024	5,367
Railroad track and improvements	826,747	781,702
Locomotives, transportation and other equipment	88,545	68,893

	1,109,004	1,041,953
Less: accumulated depreciation	(127,382)	(89,426)

	$981,622	$952,527

Depreciation expense, including amortization of assets recorded under capital leases, for the periods ended December 31, 2010, 2009 and 2008, was $37.7 million, $34.6 million, and $31.9 million.
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Goodwill, which totaled $212.5 million and $200.8 million as of December 31, 2010 and 2009, respectively, includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of RailAmerica by Fortress in 2007 and the acquisition of Atlas by RailAmerica in 2010. As described in Note 1, Summary of Significant Accounting Policies, on February 14, 2007, RailAmerica and Fortress completed a merger in which RailAmerica was acquired by certain private equity funds managed by affiliates of Fortress.

The table below reflects the change in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 (in thousands).

Balance at January 1, 2009	$199,754
Impact of change in foreign exchange rates	1,015

Balance at December 31, 2009	$200,769

Addition for the acquisition of Atlas	11,326
Impact of change in foreign exchange rates	400

Balance at December 31, 2010	$212,495

Indefinite-Lived Intangible Assets
Perpetual railroad leases for trackage rights and the Atlas trade name are considered indefinite-lived intangible assets and were assigned a value of $146.4 million and $1.8 million at their respective acquisition dates. The gross carrying value of non-amortizing railroad lease intangibles decreased by $28.7 million during the year ended December 31, 2009. This decrease was due to the termination of the OVRR lease, which was valued at $33.6 million, partially offset by $4.9 million of foreign exchange translation adjustments. The carrying value of the non-amortizing railroad lease intangibles increased by $3.6 million during the year ended December 31, 2010 due to the Atlas trade name and foreign exchange translation adjustments.
Definite-Lived Intangible Assets
Definite-lived intangible asset classes were assigned the following amounts and weighted-average amortization periods (dollars in thousands):

		Weighted
	Value	Average Life
Intangible Asset Class	Assigned	(Years)
Customer Contracts	$24,495	5.3
Railroad Leases	9,835	16.8
Rolling stock Leases	2,107	4.5
Locomotive Leases	5,943	6.2
Customer relationships	6,720	20.0
Project backlog	110	0.5
Non-compete agreements	810	4.2
The following table provides the gross and net carrying amounts for each major class of intangible assets (in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
Customer contract intangibles	$24,495	$(18,406)	$6,089	$24,495	$(13,657)	$10,838
Railroad leases intangibles	9,835	(3,808)	6,027	9,835	(2,825)	7,010
Rolling stock leases intangibles	2,107	(2,061)	46	2,107	(1,648)	459
Locomotive leases intangibles	5,943	(4,663)	1,280	5,943	(3,776)	2,167
Customer relationships	6,720	(168)	6,552	—	—	—
Project backlog	110	(110)	—	—	—	—
Non-compete agreements	810	(98)	712	—	—	—

Non-amortizable intangible assets:
Railroad leases intangibles	116,555	—	116,555	114,685	—	114,685
Trade names	1,790	—	1,790	—	—	—
Other intangible assets	1,495	—	1,495	1,495	—	1,495

Total intangible assets	$169,860	$(29,314)	$140,546	$158,560	$(21,906)	$136,654

The following table sets forth the amortization expense over the next five years (in thousands):

2011	$6,014
2012	2,919
2013	1,211
2014	891
2015	793
Thereafter	8,878

$20,706

9. LONG-TERM DEBT AND LEASES
Long-term debt consists of the following as of December 31, 2010 and 2009 (in thousands):

9.25% Senior Secured Notes (net of original issue discount of $20,839 and $25,904, respectively)	$571,161	$640,096
Other long-term debt (including capital leases)	2,550	3,682

	573,711	643,778
Less: current maturities	403	669

Long-term debt, less current maturities	$573,308	$643,109

The aggregate annual maturities of long-term debt are as follows (in thousands):

2011	$403
2012	294
2013	311
2014	329
2015	349
Thereafter	592,864

$594,550

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

$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2010, the Company had no outstanding balance under the Facility and approximately $21.4 million of undrawn availability, taking into account borrowing base limitations.
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
On June 10, 2010, the Company entered into Amendment No. 1 to its ABL Facility improving certain terms of the ABL Facility. Among other things, Amendment No. 1 eliminates the LIBOR-based interest rate floor of 2.5%, modifies the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusts the limitations on permitted acquisitions and restricted payments and amends the financial covenants to incorporate cash balances in certain definitions.
On February 23, 2011, the Company entered into Amendment No. 2 to its ABL Facility. This amendment adjusts certain terms of the ABL Facility and increases the threshold for Restricted Payments, as defined in the ABL Facility, to allow share repurchases of the Company’s common stock in an amount not exceed $75 million without affecting other Restricted Payment baskets.
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

Leases
The Company has several finance leases for equipment and locomotives. Certain of these leases are accounted for as capital leases and are presented separately below. The Company also operates some of its railroad properties under operating leases. The minimum annual lease commitments at December 31, 2010 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2011	$25	$17,318
2012	—	10,532
2013	—	6,269
2014	—	2,773
2015	—	2,248
Thereafter	—	18,326

Total minimum lease payments	$25	$57,466

Less amount representing interest	(2)

Total obligations under capital leases	$23

Less current maturities of obligations under capital leases	(23)

Obligations under capital leases payable after one year	$—

Rental expense under operating leases was approximately $25.8 million, $28.7 million, and $31.5 million for the periods ended December 31, 2010, 2009 and 2008, respectively.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure required by ASC 815 is presented below.
The Company may use derivatives to hedge against increases in interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. During the periods ended December 31, 2010, 2009 and 2008, the Company reclassified $14.4 million, $24.6 million and $11.1 million, respectively from other comprehensive loss to interest expense. At December 31, 2010, accumulated other comprehensive loss included $12.7 million, net of income taxes of $8.4 million, of unamortized loss relating to the terminated swap, as discussed below. At December 31, 2009, accumulated other comprehensive loss included a loss of $27.1 million, net of income taxes of $16.6 million, relating to the interest rate swaps.
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
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2009 or December 31, 2010. Interest expense of $0.5 million was recognized during the year ended December 31,

2008 for the portion of the hedge deemed ineffective, respectively. Interest expense of $0.3 million was recognized during the year ended December 31, 2009 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the year ended December 31, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of December 31, 2010, accumulated other comprehensive loss included $12.7 million, net of tax, of unamortized loss relating to the terminated swap. Interest expense for the years ended December 31, 2010 and 2009, included $20.9 million and $16.6 million, respectively, of amortization expense related to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $11.9 million, or $7.2 million net of tax.
On June 3, 2005, the Company entered into two interest rate swaps for a total notional amount of $100 million for the period from November 25, 2005 through November 24, 2008. Under the terms of the interest rate swaps, the Company was required to pay a fixed interest rate of 4.04% on $100 million while receiving a variable interest rate equal to the 90 day LIBOR. These swaps qualified, were designated and were accounted for as cash flow hedges under ASC 815. One of the interest rate swaps with a total notional amount of $50 million was terminated on February 12, 2007 while the remaining amount terminated as planned on November 24, 2008, and thus had no fair value at December 31, 2010 or 2009. Interest expense of $0.5 million was recognized during year ended December 31, 2008, for the portion of the hedge deemed ineffective.
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

in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 10 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2010 or 2009.
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2010
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$152,968	$152,968
9.25% Senior secured notes	$571,161	$649,306
12. COMMON STOCK TRANSACTIONS
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
Effective September 22, 2009, the Board of Directors approved a stock split of 90 to 1 and increased the total authorized shares to 500,000,000, consisting of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. All prior period share and per share amounts have been adjusted to reflect the stock split.
During the years ended December 31, 2010 and 2009, the Company accepted 113,381 and 48,696 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
Stock Repurchase Program
On February 23, 2011, the Company announced that its Board of Directors had approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $50.0 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice.
13. INCOME TAX PROVISION
Income (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008, consists of (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Domestic	$14,019	$(15,725)	$9,583
Foreign subsidiaries	11,954	34,935	5,779

	$25,973	$19,210	$15,362

The provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008, consists of (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Federal income taxes:
Current	$—	$—	$—
Deferred	4,022	13,868	(10,073)

	4,022	13,868	(10,073)

State income taxes:
Current	18	(333)	2,243
Deferred	103	910	5,866

	121	577	8,109

Foreign income taxes:
Current	4,073	6,279	3,214
Deferred	(1,360)	(16,431)	1,046

	2,713	(10,152)	4,260

Total income tax provision	$6,856	$4,293	$2,296

The following table summarizes the total income tax provisions (benefits) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Continuing operations	$6,856	$16,299	$1,599
Discontinued operations	—	(12,006)	697

Total income tax provision	$6,856	$4,293	$2,296

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Income tax expense at federal statutory rate	$9,091	$6,724	$5,377
Foreign tax rate differential	(379)	(1,726)	892
Net expense (benefit) due to change in tax law, apportionment factors and other adjustments	1,159	(3,315)	1,436
State income tax refunds net of federal benefit	—	(760)	—
Non-deductible/nontaxable items	411	318	393
Track maintenance credit	—	—	(16,278)
Tax expense on foreign repatriation	—	14,952	—
Expired tax attributes	—	1,447	—
Tax contingencies and settlements	(1,118)	(4,601)	1,645
State income taxes net of federal benefit	(174)	(797)	1,777
Foreign dividend	—	—	3,283
Stock-based compensation	720	—	—
Change in valuation allowance	(2,871)	4,024	3,093
Other, net	17	33	(19)

Income tax expense	$6,856	$16,299	$1,599

The components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$38,064	$56,010
Alternative minimum tax credit	1,459	1,356
General business credit carryovers	94,819	94,819
Tax effect of unrecognized tax positions	740	1,010
Hedge transactions	—	—
Accrued expenses	20,355	17,234

Total deferred tax assets	155,437	170,429
Less: valuation allowance	(8,076)	(10,947)

Total deferred tax assets, net	147,361	159,482
Deferred tax liabilities:
Property, plant and equipment	(326,900)	(322,330)
Intangibles	(10,310)	(6,447)
Other	(367)	(3,010)

Total deferred tax liabilities	(337,577)	(331,787)

Net deferred tax liabilities	$(190,216)	$(172,305)

The Company maintains a valuation allowance on net operating losses in jurisdictions for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. Based on demonstrated earnings history, the Company’s expectation of future reversing deferred tax liabilities and the reenactment of Section 45G of the Internal Revenue Code, the Company released a valuation allowance of approximately $2.9 million related to certain state net operating losses. The Company has established a valuation allowance of $8.1 million and $10.9 million at December 31, 2010 and 2009, respectively.
The following table summarizes the net operating loss carryforwards by jurisdiction as of December 31, 2010 (in thousands):

		Expiration
	Amount	Period
U.S. — Federal	$79,124	2021 - 2028
U.S. — State	252,331	2011- 2030
Canada	961	2014 - 2030
The following table summarizes general business credits available to the Company in the U.S. as of December 31, 2010 (in thousands):

		Expiration
	Amount	Period
Track maintenance credit	$94,742	2025 - 2028
GO Zone tax credit	77	2026

Total credits	$94,819

The Company’s net operating loss carryforwards and general business credits for federal and state income tax purposes are limited by Internal Revenue Code Section 382 and Internal Revenue Code Section 383, respectively.
United States income taxes have not been provided on $32.1 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. The U.S. tax effects of the permanently reinvested foreign earnings that have not been accrued were approximately $11.2 million, exclusive of any foreign withholding taxes.

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$6,097	$29,995	$18,222
Additions based on tax positions related to the current year	—	—	797
Additions for tax positions of prior years	43	128	15,804
Reductions for tax positions of prior years	—	(497)	(3,521)
Settlements with taxing authorities	—	(20,993)	—
Lapse of statute of limitations	(970)	(2,536)	(1,307)

Balance at end of year	$5,170	$6,097	$29,995

At December 31, 2010, the Company’s liability for uncertain tax positions was $5.2 million, $4.9 million of which would reduce its effective tax rate if recognized. The Company anticipates the liability for uncertain tax positions will decrease by $0.6 million over the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax positions in its provision for income taxes. During the year ended December 31, 2010, the Company reduced its accrual for interest and penalties by $0.5 million as a result of the lapse of statutes of limitations. During the years ended December 31, 2010 and 2009, the Company recognized approximately $0.1 million and $0.2 million, respectively, of interest and penalties. The Company had approximately $0.3 million and $0.7 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company or one of its subsidiaries is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years before 2000.

14. PENSION AND OTHER BENEFIT PROGRAMS
Canadian Employees
The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.
DEFINED CONTRIBUTION COMPONENT — The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the years ended December 31, 2010, 2009 and 2008, for the defined contribution members was $0.6 million, $0.6 million, and $0.7 million, respectively.
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
The assumed discount rate included below is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period up to maturity of the pension benefits. The rate of 5.7% used as of December 31, 2010 is within the range recommended by PC Bond Analytics. PC Bond Analytics distributes discount rate information to defined benefit plan sponsors to assist in reporting for pension disclosures. The discount rate data is derived from the 2010 PC Bond Analytics Database, which consists of data from Standard & Poor’s Institutional Market Services database as well as proprietary analysis created by PC Bond Analytics.
U.S. Employees
The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company makes contributions to this plan at a rate of 50% of the employees’ contribution up to $2,500 for Railroad Retirement employees and $5,000 for employees under the Federal Insurance Contributions Act. An employee becomes 100% vested with respect to the employer contributions after completing four years of service. Employer contributions during the years ended December 31, 2010, 2009 and 2008, were approximately $1.3 million, $1.2 million, and $1.3 million, respectively.
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

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plans for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Canadian	U.S.	Total	Canadian	U.S.	Total	Canadian	U.S.	Total
	2010	2010	2010	2009	2009	2009	2008	2008	2008
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$9,780	$738	$10,518	$6,496	$572	$7,068	$10,781	$297	$11,078
Service cost	119	83	202	101	73	174	168	123	291
Interest cost	621	43	664	487	35	522	604	18	622
Plan participants’ contributions	74	0	74	84	0	84	122	0	122
Actuarial loss (gain)	342	21	363	1,736	59	1,795	(2,894)	142	(2,752)
Benefits paid	(846)	(24)	(870)	(306)	(1)	(307)	(126)	(8)	(134)
Foreign currency exchange rate changes	462	0	462	1,182	0	1,182	(2,159)	0	(2,159)

Benefit obligation at end of period	$10,552	$861	$11,413	$9,780	$738	$10,518	$6,496	$572	$7,068

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$7,613	$548	$8,161	$5,282	$343	$5,625	$7,575	$168	$7,743
Actual return on plan assets	961	(7)	954	1,030	(6)	1,024	(1,177)	(2)	(1,179)
Employer contribution	1,936	93	2,029	592	212	804	350	185	535
Plan participants’ contributions	74	0	74	84	0	84	122	0	122
Benefits paid	(846)	(24)	(870)	(306)	(1)	(307)	(126)	(8)	(134)
Foreign currency exchange rate changes	386	0	386	931	0	931	(1,462)	0	(1,462)

Fair value of plan assets at end of period	$10,124	$610	$10,734	$7,613	$548	$8,161	$5,282	$343	$5,625

Funded status — accrued benefit cost	$(428)	$(251)	$(679)	$(2,167)	$(190)	$(2,357)	$(1,214)	$(229)	$(1,443)

ASSUMPTIONS
Discount rate	5.70%	5.30%	N/A	6.40%	5.90%	N/A	7.50%	6.25%	N/A
Expected return on plan assets	6.50%	6.00%	N/A	6.50%	6.00%	N/A	6.50%	6.00%	N/A
Rate of compensation increase	3.50%	4.56%	N/A	3.50%	4.56%	N/A	3.50%	4.56%	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$119	$83	$202	$101	$73	$174	$168	$123	$291
Interest cost	621	43	664	487	35	522	604	18	622
Expected return on plan assets	(495)	(35)	(530)	(343)	(25)	(368)	(492)	(13)	(505)
Amortization of prior service cost	24	0	24	23	0	23	20	0	20
Amortization of net actuarial loss	126	30	156	21	22	43	127	5	132

Net periodic pension cost	$395	$121	$516	$289	$105	$394	$427	$133	$560

	(in thousands)
	Canadian	U.S.	Total
Expected Employer Contribution in 2011	$149	$87	$236
Expected Employee Contribution in 2011	75	0	75
Amortization of Loss in 2011	102	33	135
Amortization of Prior Service Cost in 2011	24	0	24
Expected Benefit Payments in
2011	$291	$29	$320
2012	291	40	331
2013	291	53	344
2014	331	61	392
2015	388	61	449
2016-2021	3,102	353	3,455

	December 31,	December 31,
Adjustments to Accumulated Other Comprehensive Income	2010	2009
	(In thousands)
Unrecognized net actuarial loss	$175	$(1,139)
Foreign currency translation	277	—
Unrecognized transition obligation	24	(21)

Total adjustment to AOCI, before tax	$476	$(1,160)

Total adjustment to AOCI, after tax	$329	$(765)

Balance in AOCI, net of tax of $167 and $20, respectively	$429	$100

Plan Assets (Market Value) for the years ended:

	December 31,	December 31,	Target Allocation
	2010	2009	2011
Integra Strategic Allocated Pool Fund	100%	100%	100%
Fund holdings by class:
a) Equity securities	59.9%	60.0%	60.0%
b) Debt securities	32.7%	40.0%	40.0%
c) Other (including cash)	7.4%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Expected long-term rate of return on assets	6.50%	6.50%
Expected rate of return on equity securities	7.50%	7.50%
Expected rate of return on debt securities	5.50%	5.50%

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
The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the Alcoa Post-Retirement Benefit Plan for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	January 1, 2010 to	January 1, 2009 to	January 1, 2008 to
	December 31, 2010	December 31, 2009	December 31, 2008
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$2,201	$1,980	$2,053
Service cost	43	43	45
Interest cost	129	123	128
Actuarial gain	(92)	55	(246)
Benefits paid	(3)	0	0

Benefit obligation at end of period	$2,278	$2,201	$1,980

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$0	$0	$0
Employer direct benefit payments	3	0	0
Direct benefit payments	(3)	0	0

Fair value of plan assets at end of period	$0	$0	$0

Funded status — (accrued) benefit cost	$(2,278)	$(2,201)	$(1,980)

ASSUMPTIONS
Discount rate	5.30%	5.90%	6.25%
Current year health care cost trend rate (ultimate rate reached in 2006)	N/A	N/A	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$43	$43	$45
Interest cost	129	123	128
Amortization of net actuarial gain	(61)	(71)	(60)

Net periodic benefit cost	$111	$95	$113

	December 31,	December 31,
Adjustments to Accumulated Other Comprehensive Income	2010	2009
	(In thousands)
Unrecognized net actuarial (loss) gain	$33	$(126)

Total adjustment to AOCI, before tax	$33	$(126)

Total adjustment to AOCI, after tax	$21	$(78)

Balance in AOCI, net of tax of $193 and $181, respectively	$316	$295

Estimated Future
Benefit Payments
(In thousands)
2011	$35
2012	57
2013	94
2014	126
2015	147
2016 - 2020	929
15. COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Settlement costs associated with litigation are included in Casualties and insurance on the Consolidated Statement of Operations.
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
The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act. The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. At December 31, 2010 and 2009, the Company had $12.9 million and $14.2 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company paid settlements to a substantial number of affected businesses, as well. All business interruption claims were resolved. Total payments exceeded the self insured retention, so the IORY’s liability for civil matters was exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) investigated whether criminal negligence contributed to the incident, and whether charges should be pressed. A series of conferences with the Company’s attorneys and the U.S. EPA attorneys took place through 2009 and into 2011, at which times legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The IORY submitted a proffer addendum in May 2009 analyzing its compliance under the Clean Air Act. As of December 31, 2010, the Company had accrued $1.3 million for this incident.
The statute of limitations was extended by a tolling agreement as to the IORY only (the Company had been dropped from this violation) through February 27, 2011. The U.S. EPA attorneys decided not to press charges and allowed the statute of limitations to lapse resolving this matter.
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
16. RELATED PARTY TRANSACTIONS
During 2008, the Company entered into five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. During 2010, these locomotive lease agreements were combined into one master lease agreement. With respect to such agreements, during the years ended December 31, 2010, 2009 and 2008, on a net basis the Company paid FECR $2.0 million, $0.6 million and $0.1 million, respectively. At December 31, 2010 and 2009, the Company had no amounts payable to FECR under this agreement.
The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the years ended December 31, 2010, 2009 and 2008, FECR billed the Company approximately $1.0 million, $1.0 million and $0.2 million, respectively, under the sub-lease agreement. As of December 31, 2010 and 2009, the Company had a payable of $0.1 million due to FECR under this agreement.
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. This agreement is generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments made by us under this agreement was approximately $0.8 million for the year ended December 31, 2010. As of December 31, 2010, the Company had a payable of $0.2 million due to FECR under this agreement.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the years ended December 31, 2010 and 2009, the Company recognized $0.5 million and $0.1 million, respectively, of compensation expense and $0.5 million and $0.1 million, respectively, of management fee income related to these consulting agreements.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to the FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the years ended December 31, 2010 and 2009, the Company recognized $1.3 million and $0.1 million, respectively, of compensation expense and $1.3 million and $0.1 million, respectively, of management fee income related to these consulting agreements.
The Company utilizes Brown & Associates to provide certain sales and use tax advisory and preparation services. The son of the Company’s President and Chief Executive Officer is an independent contractor of Brown & Associates. During the years ended December 31, 2010 and 2009, Brown & Associates billed the Company approximately $0.3 million and $0.7 million for its services, respectively.
17. RESTRUCTURING COSTS
RailAmerica relocated its corporate headquarters to Jacksonville, Florida during the first quarter of 2008 and as a result, the Company incurred facility closing costs and relocation expenses for this move during 2008 of approximately $6.1 million, including approximately $3.2 million of termination benefits. All cash termination benefits were paid in 2008. As of December 31, 2010 and 2009, the Company had an accrual of $0.0 million and $0.02 million, respectively, relating to health benefits that extended into 2010 for certain terminated employees.
18. IMPAIRMENT OF ASSETS
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
During the third quarter of 2008, the Company entered into a plan to dispose of surplus locomotives. Due to deterioration in the value of the assets as a result of the weak economic conditions, an impairment charge of $1.7 million was recorded during the year ended December 31, 2008. All of the equipment was sold as of December 31, 2008, with the sales proceeds approximating the remaining book value.
19. TRACK MAINTENANCE AGREEMENT
In the fourth quarter of 2010, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2010 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Company entered into a similar agreement in the first quarter of 2009. During the years ended December 31, 2010 and 2009, the Shipper paid for $18.0 million and $17.1 million of maintenance expenditures and $4.3 million and $5.3 million of capital expenditures, respectively. The Company incurred $0.4 million of consulting fees related to the agreements in each of the years ended December 31, 2010 and December 31, 2009.
The track maintenance tax credit has been renewed by Congress through 2011. On February 25, 2011, the Company entered into a 2011 track maintenance agreement with the Shipper. The terms of the 2011 track maintenance agreement are substantially the same as the terms of the 2010 track maintenance agreement.
20. OTHER INCOME
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

21. UNAUDITED QUARTERLY FINANCIAL DATA
All quarterly financial data has been restated to reflect the results of OVRR in continuing operations. The basic and diluted earnings per share for each quarter will not necessarily add-up to the amount reported for the entire fiscal year on the Consolidated Statements of Operations due to a significant change in the basic and diluted shares outstanding during the fourth quarter of 2009 as a result of the Company’s initial public offering.
Quarterly financial data for 2010 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$114,941	$119,457	$128,257	$127,636
Operating income	$19,201	$23,060	$28,491	$43,755
Income (loss) from continuing operations	$(2,514)	$(4,221)	$7,968	$17,884
Net income (loss)	$(2,514)	$(4,221)	$7,968	$17,884

Basic income (loss) from continuing operations per share	$(0.05)	$(0.08)	$0.15	$0.33

Diluted income (loss) from continuing operations per share	$(0.05)	$(0.08)	$0.15	$0.33
The second quarter of 2010 includes a loss on extinguishment of debt of $8.4 million related to the 10% paydown of the senior secured notes (See Note 9). The fourth quarter of 2010 operating income includes $17.6 million related to the track maintenance agreement the Company entered into as a result of Congress extending tax credits pursuant to Section 45G of the Internal Revenue Service Code (See Note 19).
Quarterly financial data for 2009 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating revenue	$103,218	$103,265	$110,137	$109,154
Operating income	$21,795	$23,514	$25,608	$43,288
Income (loss) from continuing operations	$809	$5,467	$3,503	$(6,868)
Net income (loss)	$993	$18,234	$3,483	$(6,868)

Basic income (loss) from continuing operations per share	$0.02	$0.13	$0.08	$(0.13)

Diluted income (loss) from continuing operations per share	$0.02	$0.13	$0.08	$(0.13)
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
Business and geographical segment information for the periods ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

		North America
Year Ended December 31, 2010:	Consolidated	United States	Canada
Revenue	$490,291	$427,017	$63,274
Depreciation and amortization	45,091	41,867	3,224
Income from continuing operations before income taxes	25,973	14,019	11,954
Interest expense	83,775	79,246	4,529
Total assets	1,603,653	1,396,922	206,731
Capital expenditures, net	57,826	51,845	5,981

		North America
Year Ended December 31, 2009:	Consolidated	United States	Canada
Revenue	$425,774	$370,265	$55,509
Depreciation and amortization	42,105	39,088	3,017
Income (loss) from continuing operations before income taxes	19,210	(16,730)	35,940
Interest expense	86,878	82,767	4,111
Total assets	1,598,629	1,402,794	195,835
Capital expenditures	47,789	42,815	4,974

		North America
Year Ended December 31, 2008:	Consolidated	United States	Canada
Revenue	$508,466	$439,878	$68,588
Depreciation and amortization	39,578	37,016	2,562
Income from continuing operations before income taxes	15,362	9,403	5,959
Interest expense	61,678	58,693	2,985
Total assets	1,470,447	1,256,731	213,716
Capital expenditures	61,282	53,133	8,149

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
RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$137,335	$15,633	$—	$152,968
Accounts and notes receivable, net of allowance	116	65,920	8,632	—	74,668
Current deferred tax assets	12,769	—	—	—	12,769
Other current assets	205	13,976	1,019	—	15,200

Total current assets	13,090	217,231	25,284	—	255,605

Property, plant and equipment, net	485	898,155	82,982	—	981,622
Intangible Assets	—	103,935	36,611	—	140,546
Goodwill	—	204,679	7,816	—	212,495
Other assets	12,401	984	—	—	13,385
Investment in and advances to affiliates	1,265,556	1,119,507	33,534	(2,418,597)	—

Total assets	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$403	$—	$—	$403
Accounts payable	7,311	54,150	4,797	—	66,258
Accrued expenses	3,939	29,362	3,612	—	36,913

Total current liabilities	11,250	83,915	8,409	—	103,574

Long-term debt, less current maturities	—	2,147	—	—	2,147
Senior secured notes	571,161	—	—	—	571,161
Deferred income taxes	(1,087)	182,747	21,325	—	202,985
Other liabilities	5,459	13,113	465	—	19,037
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	636,757	2,218,338	130,816	(2,349,154)	636,757
Retained earnings	65,503	42,633	9,653	(52,286)	65,503
Accumulated other comprehensive income	1,940	105	15,559	(15,664)	1,940

Total stockholders’ equity	704,749	2,262,569	156,028	(2,418,597)	704,749

Total liabilities and stockholders’ equity	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

RailAmerica, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$203	$426,814	$63,274	$—	$490,291

Operating expenses:
Labor and benefits	21,838	116,560	15,595	—	153,993
Equipment rents	127	32,012	1,980	—	34,119
Purchased services	6,414	28,716	2,841	—	37,971
Diesel fuel	—	36,067	7,249	—	43,316
Casualties and insurance	1,003	14,499	2,072	—	17,574
Materials	169	17,662	1,776	—	19,607
Joint facilities	—	8,643	24	—	8,667
Other expenses	3,096	28,471	3,659	—	35,226
Track maintenance expense reimbursement	(17,589)	—	—	—	(17,589)
Net gain on sale of assets	—	(2,142)	(49)	—	(2,191)
Depreciation and amortization	54	41,813	3,224	—	45,091

Total operating expenses	15,112	322,301	38,371	—	375,784

Operating (loss) income	(14,909)	104,513	24,903	—	114,507
Interest expense	(17,117)	(62,129)	(4,529)	—	(83,775)
Equity in earnings of subsidiaries	54,203	—	—	(54,203)	—
Other income (loss)	2,126	1,537	(8,422)	—	(4,759)

Income from continuing operations before income taxes	24,303	43,921	11,952	(54,203)	25,973
Provision for income taxes	5,186	(1,726)	3,396	—	6,856

Income from continuing operations	19,117	45,647	8,556	(54,203)	19,117

Net income	$19,117	$45,647	$8,556	$(54,203)	$19,117

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$19,117	$45,647	$8,556	$(54,203)	$19,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	4,419	42,206	3,222	—	49,847
Equity in earnings of subsidiaries	(54,203)	—	—	54,203	—
Amortization of swap termination costs	20,891	—	—	—	20,891
Net gain on sale or disposal of properties	—	(2,142)	(49)	—	(2,191)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	7,534	—	—	—	7,534
Deferred income taxes and other	1,649	2,308	(1,192)	—	2,765
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(56)	(1,201)	(1,178)	—	(2,435)
Other current assets	(19)	6,258	1,273	—	7,512
Accounts payable	5,105	1,846	623	—	7,574
Accrued expenses	481	2,940	(2,153)	—	1,268
Other assets and liabilities	(1,301)	(219)	(1,550)	—	(3,070)

Net cash provided by operating activities	11,974	97,643	7,552	—	117,169

Cash flows from investing activities:
Purchase of property, plant and equipment, net of NECR government grant reimbursement	(442)	(51,403)	(5,981)	—	(57,826)
Proceeds from sale of assets	—	3,948	160	—	4,108
Acquisitions, net of cash acquired	—	(23,926)	—	—	(23,926)

Net cash used in investing activities	(442)	(71,381)	(5,821)	—	(77,644)

Cash flows from financing activities:
Principal payments on long-term debt	—	(622)	—	—	(622)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(57,152)	56,996	156	—	—
Sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash (used in) provided by financing activities	(133,573)	56,245	156	—	(77,172)

Effect of exchange rates on cash	—	—	397	—	397

Net (decrease) increase in cash	(122,041)	82,507	2,284	—	(37,250)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$137,335	$15,633	$—	$152,968

RailAmerica, Inc.
Consolidating Balance Sheet
December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$122,041	$54,828	$13,349	$—	$190,218
Accounts and notes receivable, net of allowance	60	59,575	6,984	—	66,619
Current deferred tax assets	12,697	—	—	—	12,697
Other current assets	184	19,560	2,214	—	21,958

Total current assets	134,982	133,963	22,547	—	291,492

Property, plant and equipment, net	97	876,380	76,050	—	952,527
Intangible Assets	—	101,913	34,741	—	136,654
Goodwill	—	193,353	7,416	—	200,769
Other assets	16,051	1,153	(17)	—	17,187
Investment in and advances to affiliates	1,155,110	1,190,835	32,136	(2,378,081)	—

Total assets	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$669	$—	$—	$669
Accounts payable	5,388	48,658	(98)	—	53,948
Accrued expenses	3,448	25,837	5,390	—	34,675

Total current liabilities	8,836	75,164	5,292	—	89,292

Long-term debt, less current maturities	—	3,013	—	—	3,013
Senior secured notes	640,096	—	—	—	640,096
Deferred income taxes	(8,807)	168,530	25,279	—	185,002
Other liabilities	6,784	12,922	2,189	—	21,895
Stockholders’ equity:
Common stock	544	1,493	—	(1,493)	544
Additional paid-in capital	630,653	2,214,974	127,311	(2,342,285)	630,653
Retained earnings	46,386	21,262	3,202	(24,464)	46,386
Accumulated other comprehensive (loss) income	(18,252)	239	9,600	(9,839)	(18,252)

Total stockholders’ equity	659,331	2,237,968	140,113	(2,378,081)	659,331

Total liabilities and stockholders’ equity	$1,306,240	$2,497,597	$172,873	$(2,378,081)	$1,598,629

RailAmerica, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$172	$370,093	$55,509	$—	$425,774

Operating expenses:
Labor and benefits	24,222	104,586	14,796	—	143,604
Equipment rents	51	33,832	2,095	—	35,978
Purchased services	5,644	23,599	1,671	—	30,914
Diesel fuel	—	27,934	5,356	—	33,290
Casualties and insurance	606	13,067	3,122	—	16,795
Materials	82	9,749	1,568	—	11,399
Joint facilities	—	6,916	26	—	6,942
Other expenses	1,990	25,938	5,109	—	33,037
Track maintenance expense reimbursement	(16,656)	—	—	—	(16,656)
Net loss (gain) on sale of assets	—	936	(26,775)	—	(25,839)
Depreciation and amortization	209	38,879	3,017	—	42,105

Total operating expenses	16,148	285,436	9,985	—	311,569

Operating (loss) income	(15,976)	84,657	45,524	—	114,205
Interest expense	(41,169)	(41,598)	(4,111)	—	(86,878)
Equity in earnings of subsidiaries	53,366	—	—	(53,366)	—
Other income (loss)	3,023	(5,666)	(5,474)	—	(8,117)

Income from continuing operations before income taxes	(756)	37,393	35,939	(53,366)	19,210
Provision for (benefit from) income taxes	(5,482)	13,861	7,920	—	16,299

Income from continuing operations	4,726	23,532	28,019	(53,366)	2,911
Discontinued operations:
Gain on disposal of discontinued business (net of income taxes)	11,116	1,651	164	—	12,931

Net income	$15,842	$25,183	$28,183	$(53,366)	$15,842

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2009

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$15,842	$25,183	$28,183	$(53,366)	$15,842
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	3,276	45,360	3,704	—	52,340
Equity in earnings of subsidiaries	(53,366)	—	—	53,366	—
Amortization of swap termination costs	16,616	—	—	—	16,616
Net loss (gain) on sale or disposal of properties	1,201	(949)	(27,018)	—	(26,766)
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Loss on extinguishment of debt	7,415	1,875	209	—	9,499
Equity compensation costs	10,712	—	—	—	10,712
Deferred income taxes and other	(1,780)	14,891	7,946	—	21,057
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	29	9,117	1,727	—	10,873
Other current assets	47	(2,652)	(488)	—	(3,093)
Accounts payable	3,361	511	(7,054)	—	(3,182)
Accrued expenses	(4,548)	(11,580)	(549)	—	(16,677)
Other assets and liabilities	(22,865)	2,320	(226)	—	(20,771)

Net cash (used in) provided by operating activities	(79,810)	84,076	5,274	—	9,540

Cash flows from investing activities:
Purchase of property, plant and equipment	(44)	(42,771)	(4,974)	—	(47,789)
Proceeds from sale of assets	—	21,381	68,959	—	90,340
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash (used in) provided by investing activities	(399)	(21,390)	63,985	—	42,196

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,898)	(38,000)	—	(625,898)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(427,167)	454,443	(27,276)	—	—
Sale of common stock	143,123	—	—	—	143,123
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(19,035)	(1,140)	—	—	(20,175)

Net cash provided by (used in) financing activities	199,046	(22,595)	(65,276)	—	111,175

Effect of exchange rates on cash	—	—	356	—	356

Net increase in cash	118,837	40,091	4,339	—	163,267
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$122,041	$54,828	$13,349	$—	$190,218

RailAmerica, Inc.
Consolidating Statement of Operations
For the year ended December 31, 2008

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$214	$439,664	$68,588	$—	$508,466

Operating expenses:
Labor and benefits	17,585	111,741	19,463	—	148,789
Equipment rents	30	42,741	2,249	—	45,020
Purchased services	9,167	26,723	2,902	—	38,792
Diesel fuel	—	60,354	9,620	—	69,974
Casualties and insurance	512	19,469	2,060	—	22,041
Materials	82	9,207	1,374	—	10,663
Joint facilities	—	12,554	19	—	12,573
Other expenses	2,331	26,030	4,904	—	33,265
Track maintenance expense reimbursement	—	—	—	—	—
Net (gain) loss on sale of assets	—	(1,829)	132	—	(1,697)
Impairment of assets	—	3,420	—	—	3,420
Depreciation and amortization	209	36,807	2,562	—	39,578

Total operating expenses	29,916	347,217	45,285	—	422,418

Operating (loss) income	(29,702)	92,447	23,303	—	86,048
Interest expense	(19,464)	(39,229)	(2,985)	—	(61,678)
Equity in earnings of subsidiaries	44,612	—	—	(44,612)	—
Other income (loss)	19,078	(13,546)	(14,540)	—	(9,008)

Income from continuing operations before income taxes	14,524	39,672	5,778	(44,612)	15,362
Provision for (benefit from) income taxes	(2,003)	1,106	2,496	—	1,599

Income from continuing operations	16,527	38,566	3,282	(44,612)	13,763
Discontinued operations:
Gain on disposal of discontinued business (net of income taxes)	—	1,548	1,216	—	2,764

Net income	$16,527	$40,114	$4,498	$(44,612)	$16,527

RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the year ended December 31, 2008

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,527	$40,114	$4,498	$(44,612)	$16,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,904	43,690	3,524	—	49,118
Equity in earnings of subsidiaries	(44,612)	—	—	44,612	—
Net gain on sale or disposal of properties	—	(522)	(1,216)	—	(1,738)
Foreign exchange loss on debt	—	—	8,260	—	8,260
Equity compensation costs	3,042	—	—	—	3,042
Deferred income taxes and other	(3,166)	1,695	(1,690)	—	(3,161)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(144)	10,681	1,720	—	12,257
Other current assets	2,048	(8,173)	264	—	(5,861)
Accounts payable	2,151	(5,903)	(1,264)	—	(5,016)
Accrued expenses	3,714	3,227	255	—	7,196
Other assets and liabilities	98	2,320	530	—	2,948

Net cash (used in) provided by operating activities	(18,438)	87,129	14,881	—	83,572

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(53,021)	(8,261)	—	(61,282)
Proceeds from sale of assets	—	16,016	1,351	—	17,367
Deferred acquisition/disposition costs and other	(1,736)	—	—	—	(1,736)

Net cash used in investing activities	(1,736)	(37,005)	(6,910)	—	(45,651)

Cash flows from financing activities:
Principal payments on long-term debt	—	(7,359)	—	—	(7,359)
(Disbursements)/receipts on intercompany debt	18,216	(16,208)	(2,008)	—	—
Sale of common stock	635	—	—	—	635
Financing costs	(3,552)	(13,084)	(1,439)	—	(18,075)

Net cash provided by (used in) financing activities	15,299	(36,651)	(3,447)	—	(24,799)

Effect of exchange rates on cash	—	—	(1,558)	—	(1,558)

Net (decrease) increase in cash	(4,875)	13,473	2,966	—	11,564
Cash, beginning of period	8,079	1,264	6,044	—	15,387

Cash, end of period	$3,204	$14,737	$9,010	$—	$26,951