Form 10-Q
period 2011-03-31
RAILAMERICA INC /DE
filed 2011-04-28
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011, or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒
As of April 27, 2011 there were 52,191,909 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$130,054	$152,968
Accounts and notes receivable, net of allowance of $7,440 and $6,767, respectively	77,931	74,668
Current deferred tax assets	25,809	12,769
Other current assets	19,136	15,200

Total current assets	252,930	255,605
Property, plant and equipment, net	986,188	981,622
Intangible assets, net	140,102	140,546
Goodwill	212,721	212,495
Other assets	12,936	13,385

Total assets	$1,604,877	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$290	$403
Accounts payable	72,780	66,258
Accrued expenses	38,885	36,913

Total current liabilities	111,955	103,574
Long-term debt, less current maturities	1,997	2,147
Senior secured notes	571,750	571,161
Deferred income taxes	218,701	202,985
Other liabilities	18,687	19,037

Total liabilities	923,090	898,904

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 53,166,672 shares issued and outstanding at March 31, 2011; and 54,859,261 shares issued and outstanding at December 31, 2010	532	549
Additional paid in capital and other	603,602	636,757
Retained earnings	69,588	65,503
Accumulated other comprehensive income	8,065	1,940

Total stockholders’ equity	681,787	704,749

Total liabilities and stockholders’ equity	$1,604,877	$1,603,653

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Operating revenue	$124,937	$114,941
Operating expenses:
Labor and benefits	41,617	37,751
Equipment rents	8,666	8,499
Purchased services	9,106	8,555
Diesel fuel	14,167	11,244
Casualties and insurance	2,134	3,633
Materials	5,085	3,925
Joint facilities	2,205	2,146
Other expenses	9,933	9,098
Track maintenance expense reimbursement	(4,150)	—
Net loss (gain) on sale of assets	207	(34)
Depreciation and amortization	11,764	10,923

Total operating expenses	100,734	95,740

Operating income	24,203	19,201
Interest expense, including amortization costs of $4,858 and $7,304, respectively	(18,591)	(22,704)
Other income	540	459

Income (loss) from continuing operations before income taxes	6,152	(3,044)
Provision for (benefit from) income taxes	2,067	(530)

Net income (loss)	$4,085	$(2,514)

Basic earnings (loss) per common share:
Net income (loss)	$0.07	$(0.05)

Diluted earnings (loss) per common share:
Net income (loss)	$0.07	$(0.05)

Weighted average common shares outstanding:
Basic	54,651	54,568
Diluted	54,651	54,568
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,085	$(2,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	12,945	12,151
Amortization of swap termination costs	3,677	6,073
Net loss (gain) on sale or disposal of properties	207	(34)
Equity compensation costs	2,609	1,525
Deferred income taxes and other	615	(1,952)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,025)	(9,980)
Other current assets	(3,924)	6,618
Accounts payable	4,198	9,220
Accrued expenses	2,124	4,169
Other assets and liabilities	(388)	164

Net cash provided by operating activities	23,123	25,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,786)	(11,679)
NECR government grant reimbursements	2,400	—
Proceeds from sale of assets	848	343

Net cash used in investing activities	(12,538)	(11,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(263)	(292)
Repurchase of common stock	(33,634)	—
Costs associated with sale of common stock	—	(106)
Deferred financing costs paid	(119)	(95)

Net cash used in financing activities	(34,016)	(493)

Effect of exchange rates on cash	517	319

Net (decrease) increase in cash	(22,914)	13,930
Cash, beginning of period	152,968	190,218

Cash, end of period	$130,054	$204,148

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2011 and 2010, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010, but does not include all disclosures required by GAAP.
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
2. EARNINGS PER SHARE
For the three months ended March 31, 2011 and 2010, basic and diluted earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the period. The basic earnings (loss) per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the net income (loss) available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months
	Ended
	March 31,
	2011	2010
Net income (loss) (basic and diluted)	$4,085	$(2,514)
Weighted average shares outstanding (basic and diluted)	54,651	54,568

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
Stock-based compensation expense related to restricted stock grants for the three months ended March 31, 2011 and 2010 was $2.6 million and $1.5 million, respectively.
A summary of the status of restricted shares as of March 31, 2011, and the changes during the three months then ended and the weighted average grant date fair values are presented below:

	Time Based
Balance at December 31, 2010	1,476,225	$12.59
Granted	535,839	$13.65
Vested	(464,890)	$12.35
Cancelled	(13,088)	$13.86

Balance at March 31, 2011	1,534,086	$13.02

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
5. LONG-TERM DEBT
$740 Million 9.25% Senior Secured Notes
On June 23, 2009, the Company sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and original issue discount. The notes are secured by first-priority liens on substantially all of the Company’s and the guarantors’ assets. The guarantors are defined essentially as the Company’s existing and future wholly-owned domestic restricted subsidiaries.
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
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.0%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of March 31, 2011, the Company had no outstanding balance under the Facility and approximately $20.3 million of undrawn availability, taking into account borrowing base limitations.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2011
	Carrying	Fair
	Amount	Value
Cash and cash equivalents.	$130,054	$130,054
9.25% Senior secured notes	$571,750	$637,444
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at March 31, 2011 or December 31, 2010. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the three months ended March 31, 2011 and 2010, included $3.7 million and $6.1 million of amortization expense related to the terminated swap, respectively. As of March 31, 2011, accumulated other comprehensive loss included $10.5 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $10.0 million, or $6.1 million, net of tax.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. COMMON STOCK TRANSACTIONS
During the three months ended March 31, 2011 and 2010, the Company accepted 149,423 and 80,672 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
Stock Repurchase Program
On February 23, 2011, the Company announced that its Board of Directors had approved a stock repurchase program. Under the program, the Company was authorized to repurchase up to $50.0 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program was able to be suspended or discontinued at any time without prior notice.
During the three months ended March 31, 2011, the Company repurchased 2,065,917 shares in open market transactions at a weighted average price of $16.25 per share.
On April 18, 2011, the Company completed the stock repurchase program, repurchasing a total of 3,036,769 shares at a weighted average price of $16.46 per share.
9. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three months ended March 31, 2011, the Shipper paid for $4.2 million of maintenance expenditures. The Company incurred $0.1 million of consulting fees related to the agreement during the three months ended March 31, 2011. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010; therefore, the Company did not enter into the 2010 track maintenance agreement until December 2010. This resulted in no Shipper reimbursements in the three months ended March 31, 2010.
10. INCOME TAX PROVISION
The overall income tax rates for the three months ended March 31, 2011 and 2010 for continuing operations were a provision of 33.6% and a benefit of 17.4% respectively. The overall tax rate for the three months ended March 31, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.1 million). The Company’s overall tax rate for the three months ended March 31, 2010 was adversely impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($0.8 million).
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2011	$5,170
Additions for tax positions of prior years	9
Lapse of statute of limitations	—

Balance at March 31, 2011	$5,179

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. COMPREHENSIVE INCOME
Other comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of March 31, 2011, accumulated other comprehensive income consisted of $10.5 million of unrealized losses, net of tax, related to hedging transactions, $0.7 million of unrealized actuarial gains, net of tax, associated with pension benefits and $17.8 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income (loss)	$4,085	$(2,514)
Other comprehensive income:
Amortization of terminated swap costs, net of taxes of $1,459 and $2,308, respectively	2,218	3,765
Change in cumulative translation adjustments	3,907	2,930

Total comprehensive income	$10,210	$4,181

12. PENSION DISCLOSURES
Components of the net periodic pension and benefit cost for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	For the Three Months
	Ended March 31,
	2011	2010
Service cost	$53	$62
Interest cost	161	167
Expected return on plan assets	(173)	(133)
Amortization of net actuarial loss.	33	34
Amortization of prior service costs	6	6

Net cost recognized	$80	$136

	Health and Welfare Benefits
	For the Three Months
	Ended March 31,
	2011	2010
Service cost	$10	$11
Interest cost	30	32
Amortization of net actuarial gain	(21)	(15)

Net cost recognized	$19	$28

13. COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting its business, the Company becomes involved in various legal actions and other claims. Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Settlement costs associated with litigation are included in Casualties and insurance on the Consolidated Statements of Operations.
The Company’s operations are subject to extensive environmental regulation. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimate (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company paid settlements to a substantial number of affected businesses, as well. All business interruption claims were resolved. Total payments exceeded the self insured retention, so the IORY’s liability for civil matters was exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) investigated whether criminal negligence contributed to the incident, and whether charges should be pressed. A series of conferences with the Company’s attorneys and the U.S. EPA attorneys took place through 2009 and into 2011, at which times legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The IORY submitted a proffer addendum in May 2009 analyzing its compliance under the Clean Air Act. The statute of limitations was extended by a tolling agreement as to the IORY only (the Company had been dropped from this violation) through February 27, 2011. The U.S. EPA attorneys decided not to press charges and allowed the statute of limitations to lapse resolving this matter. As a result, the Company released approximately $1.2 million previously accrued for this incident, in Casualties and insurance on the Consolidated Statements of Operations.
Government grants
In August 2010, the Company’s New England Central Railroad (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds and materials to the project. The project is expected to be completed within two years from the grant date. There was no material impact to the Company’s financial statements for the quarter ended March 31, 2011 as a result of this grant. The Company accounts for grant liabilities as contra-assets within property, plant and equipment and they are amortized over the life of the related asset.
14. RELATED PARTY TRANSACTIONS
As of January 1, 2010, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”). During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the three months ended March 31, 2011 and 2010, on a net basis the Company paid FECR $0.3 million and $0.5 million respectively. The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the three months ended March 31, 2011 and 2010, FECR billed the Company $0.2 million and $0.3 million, respectively, under the sub-lease agreement. As of March 31, 2011 the Company had a payable of $0.2 million due to FECR under these lease agreements.
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of March 31, 2011, the Company had no amounts due to FECR under this agreement.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three months ended March 31, 2011 and 2010, the Company recognized $0.3 million and $0.1 million of compensation expense and $0.3 million and $0.1 million of management fee income related to these consulting agreements, respectively.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock which vest 50%, 25%, and 25% over three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three months ended March 31, 2011 and 2010, the Company recognized $0.2 million and $0.3 million of compensation expense and $0.2 million and $0.3 million of management fee income related to these consulting agreements, respectively.
15. SUBSEQUENT EVENTS
On April 11, 2011, the Company announced that it signed an agreement to acquire the assets of three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions including regulatory approvals. The three railroads, known individually as the Three Notch Railroad (THNR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), are currently owned by affiliates of Gulf and Ohio Railways, Inc.

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
RailAmerica, Inc.
Consolidating Balance Sheet
March 31, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current Assets:
Cash and cash equivalents	$—	$119,068	$10,986	$—	$130,054
Accounts and notes receivable, net of allowance	3,012	64,374	10,545	—	77,931
Current deferred tax assets	25,809	—	—	—	25,809
Other current assets	200	16,818	2,118	—	19,136

Total current assets	29,021	200,260	23,649	—	252,930

Property, plant and equipment, net	585	901,096	84,507	—	986,188
Intangible assets	—	102,431	37,671	—	140,102
Goodwill	—	204,679	8,042	—	212,721
Other assets	11,917	1,019	—	—	12,936
Investment in and advances to affiliates	1,255,543	1,120,175	37,981	(2,413,699)	—

Total assets	$1,297,066	$2,529,660	$191,850	$(2,413,699)	$1,604,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$290	$—	$—	$290
Accounts payable	7,022	62,603	3,155	—	72,780
Accrued expenses	15,319	20,457	3,109	—	38,885

Total current liabilities	22,341	83,350	6,264	—	111,955

Long-term debt, less current maturities	—	1,997	—	—	1,997
Senior secured notes	571,750	—	—	—	571,750
Deferred income taxes	15,697	181,058	21,946	—	218,701
Other liabilities	5,491	12,658	538	—	18,687
Stockholders’ equity:
Common stock	532	1,493	—	(1,493)	532
Additional paid-in capital	603,602	2,218,338	130,816	(2,349,154)	603,602
Retained earnings	69,588	30,647	12,820	(43,467)	69,588
Accumulated other comprehensive income	8,065	119	19,466	(19,585)	8,065

Total stockholders’ equity	681,787	2,250,597	163,102	(2,413,699)	681,787

Total liabilities and stockholders’ equity	$1,297,066	$2,529,660	$191,850	$(2,413,699)	$1,604,877

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended March 31, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$54	$107,188	$17,695	$—	$124,937

Operating expenses:
Labor and benefits	7,131	30,191	4,295	—	41,617
Equipment rents	23	8,002	641	—	8,666
Purchased services	2,140	6,318	648	—	9,106
Diesel fuel	—	11,582	2,585	—	14,167
Casualties and insurance	221	1,514	399	—	2,134
Materials	42	4,612	431	—	5,085
Joint facilities	—	2,197	8	—	2,205
Other expenses	781	7,656	1,496	—	9,933
Track maintenance expense reimbursement	(4,150)	—	—	—	(4,150)
Net loss (gain) on sale of assets	—	218	(11)	—	207
Depreciation and amortization	4	10,838	922	—	11,764

Total operating expenses	6,192	83,128	11,414	—	100,734

Operating (loss) income	(6,138)	24,060	6,281	—	24,203
Interest expense	(4,108)	(13,490)	(993)	—	(18,591)
Equity in earnings of subsidiaries	9,174	—	—	(9,174)	—
Other income (loss)	7,224	(4,561)	(2,123)	—	540

Income from continuing operations before income taxes	6,152	6,009	3,165	(9,174)	6,152
Provision for income taxes	2,067	—	—	—	2,067

Net income	$4,085	$6,009	$3,165	$(9,174)	$4,085

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,085	$6,009	$3,165	$(9,174)	$4,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,077	10,948	920	—	12,945
Equity in earnings of subsidiaries	(9,174)	—	—	9,174	—
Amortization of swap termination costs	3,677	—	—	—	3,677
Net gain (loss) on sale or disposal of properties	—	218	(11)	—	207
Equity compensation costs	2,609	—	—	—	2,609
Deferred income taxes and other	615	—	—	—	615
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,896)	1,546	(1,675)	—	(3,025)
Other current assets	5	(2,859)	(1,070)	—	(3,924)
Accounts payable	(2,426)	8,441	(1,817)	—	4,198
Accrued expenses	11,379	(9,013)	(242)	—	2,124
Other assets and liabilities	1	(448)	59	—	(388)

Net cash provided by (used in) operating activities	8,952	14,842	(671)	—	23,123

Cash flows from investing activities:
Purchase of property, plant and equipment	(105)	(15,486)	(195)	—	(15,786)
NECR Grant reimbursements	—	2,400	—	—	2,400
Proceeds from sale of assets	—	684	164	—	848

Net cash used in investing activities	(105)	(12,402)	(31)	—	(12,538)

Cash flows from financing activities:
Principal payments on long-term debt	—	(263)	—	—	(263)
Receipts (disbursements) on intercompany debt	24,787	(20,325)	(4,462)	—	—
Repurchase of common stock	(33,634)	—	—	—	(33,634)
Deferred financing costs paid	—	(119)	—	—	(119)

Net cash used in financing activities	(8,847)	(20,707)	(4,462)	—	(34,016)

Effect of exchange rates on cash	—	—	517	—	517

Net decrease in cash	—	(18,267)	(4,647)	—	(22,914)
Cash, beginning of period	—	137,335	15,633	—	152,968

Cash, end of period	$—	$119,068	$10,986	$—	$130,054

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended March 31, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$50	$99,565	$15,326	$—	$114,941

Operating expenses:
Labor and benefits	6,220	27,578	3,953	—	37,751
Equipment rents	34	8,135	330	—	8,499
Purchased services	1,768	6,246	541	—	8,555
Diesel fuel	—	9,293	1,951	—	11,244
Casualties and insurance	264	3,110	259	—	3,633
Materials	41	3,506	378	—	3,925
Joint facilities	—	2,133	13	—	2,146
Other expenses	830	7,429	839	—	9,098
Track maintenance expense reimbursement	—	—	—	—	—
Net gain on sale of assets	—	(31)	(3)	—	(34)
Depreciation and amortization	51	10,127	745	—	10,923

Total operating expenses	9,208	77,526	9,006	—	95,740

Operating (loss) income	(9,158)	22,039	6,320	—	19,201
Interest expense	(6,271)	(15,305)	(1,128)	—	(22,704)
Equity in earnings of subsidiaries	5,656	—	—	(5,656)	—
Other income (loss)	6,341	(4,799)	(1,083)	—	459

(Loss) income from continuing operations before income taxes	(3,432)	1,935	4,109	(5,656)	(3,044)
(Benefit from) provision for income taxes	(918)	388	—	—	(530)

Net (loss) income	$(2,514)	$1,547	$4,109	$(5,656)	$(2,514)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the three months ended March 31, 2010

			Non
	Issuer	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,514)	$1,547	$4,109	$(5,656)	$(2,514)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	1,189	10,217	745	—	12,151
Equity in earnings of subsidiaries	(5,656)	—	—	5,656	—
Amortization of swap termination costs	6,073	—	—	—	6,073
Net gain on sale or disposal of properties	—	(31)	(3)	—	(34)
Equity compensation costs	1,525	—	—	—	1,525
Deferred income taxes	(2,341)	388	1	—	(1,952)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(30)	(9,103)	(847)	—	(9,980)
Other current assets	(516)	6,563	571	—	6,618
Accounts payable	1,138	11,756	(3,674)	—	9,220
Accrued expenses	13,648	(8,325)	(1,154)	—	4,169
Other assets and liabilities	9	14	141	—	164

Net cash provided by (used in) operating activities	12,525	13,026	(111)	—	25,440

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(11,326)	(353)	—	(11,679)
Proceeds from sale of assets	—	255	88	—	343

Net cash used in investing activities	—	(11,071)	(265)	—	(11,336)

Cash flows from financing activities:
Principal payments on long-term debt	—	(292)	—	—	(292)
(Disbursements)/receipts on intercompany debt	(106,271)	109,551	(3,280)	—	—
Costs associated with sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	—	—	—	(95)

Net cash (used in) provided by financing activities	(106,472)	109,259	(3,280)	—	(493)

Effect of exchange rates on cash	—	—	319	—	319

Net (decrease) increase in cash	(93,947)	111,214	(3,337)	—	13,930
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$28,094	$166,042	$10,012	$—	$204,148

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads decreased slightly in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to severe weather in the Northeast and Midwest during 2011. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.
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
     Our operating costs include labor and benefits, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses.
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
     Commodity Mix
     Each of our 40 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended March 31, 2011, coal, agricultural products and chemicals accounted for 19%, 15% and 12%, respectively, of our carloads. As a percentage of our freight revenue, chemicals, agricultural products, metallic ores and metals, and pulp, paper and allied products generated 17%, 15%, 10%, and 10%, respectively, for the three months ended March 31, 2011. Freight revenue per carload is impacted by several factors including the length of haul.
     Overview
     Operating revenue in the three months ended March 31, 2011, was $124.9 million, compared with $114.9 million in the three months ended March 31, 2010. The 9% increase in our operating revenue was primarily due to an increase in our non-freight revenue, negotiated rate increases and change in commodity mix.
     Freight revenue increased $2.8 million, or 3%, in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, primarily due to negotiated rate increases and change in commodity mix. Non-freight revenue increased $7.2 million, or 36%, in the three months ended March 31, 2011, compared with the three months ended March 31, 2010, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, an increase in other revenue related to the October 2010 OVRR operating agreement, as well as increases in demurrage and car repair revenue, partially offset by a decrease in car hire revenue.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 80.6% in the three months ended March 31, 2011, compared with an operating ratio of 83.3% in the three months ended March 31, 2010. This decrease was primarily due to the lack of track maintenance credits in the first quarter of 2010. Operating expenses were $100.7 million in the three months ended March 31, 2011, compared with $95.7 million in the three months ended March 31, 2010, an increase of $5.0 million, or 5%.
     In 2011, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three months ended March 31, 2011, the Shipper paid for $4.2 million of maintenance expenditures. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010; therefore, we did not enter into the 2010 track maintenance agreement until December 2010. This resulted in no Shipper reimbursements in the three months ended March 31, 2010.

     Net income and income from continuing operations in the three months ended March 31, 2011 were $4.1 million, compared with a net loss of $2.5 million in the three months ended March 31, 2010.
Results of Operations
     Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
     The following table sets forth the results of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
Operating revenue	$124,937	100.0%	$114,941	100.0%
Operating expenses:
Labor and benefits	41,617	33.3%	37,751	32.8%
Equipment rents	8,666	6.9%	8,499	7.4%
Purchased services	9,106	7.3%	8,555	7.4%
Diesel fuel	14,167	11.3%	11,244	9.8%
Casualties and insurance	2,134	1.7%	3,633	3.2%
Materials	5,085	4.1%	3,925	3.4%
Joint facilities	2,205	1.8%	2,146	1.9%
Other expenses	9,933	7.9%	9,098	7.9%
Track maintenance expense reimbursement	(4,150)	-3.3%	—	0.0%
Net loss (gain) on sale of assets	207	0.2%	(34)	0.0%
Depreciation and amortization	11,764	9.4%	10,923	9.5%

Total operating expenses	100,734	80.6%	95,740	83.3%
Operating income	24,203	19.4%	19,201	16.7%
Interest expense, including amortization costs	(18,591)		(22,704)
Other income	540		459

Income (loss) from continuing operations before income taxes	6,152		(3,044)
Provision for (benefit from) income taxes	2,067		(530)

Net income (loss)	$4,085		$(2,514)

     Operating Revenue
     Operating revenue increased by $10.0 million, or 9%, to $124.9 million in the three months ended March 31, 2011, from $114.9 million in the three months ended March 31, 2010. Total carloads during the three month period ending March 31, 2011 decreased 1% to 209,042 in 2011 from 211,250 in the three months ended March 31, 2010. The increase in operating revenue was due to the acquisition of Atlas, negotiated rate increases, change in commodity mix, a $1.0 million increase in fuel surcharge and an increase in other revenue non-freight related to the new October 2010 OVRR operating agreement.
     The increase in the average revenue per carload to $467 in the three months ended March 31, 2011, from $449 in the comparable period in 2010 was primarily due to negotiated rate increases and commodity mix.
     Non-freight revenue increased by $7.2 million, or 36%, to $27.3 million in the three months ended March 31, 2011 from $20.1 million in the three months ended March 31, 2010, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, an increase in other revenue of $1.6 million related to the new October 2010 OVRR operating agreement, as well as increases in demurrage and car repair revenue, partially offset by a decrease in car hire revenue.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Amounts in thousands, except average freight revenue per carload)
Industrial Products	$51,135	92,669	$552	$48,427	91,265	$531
Agricultural Products	22,026	44,346	497	22,338	47,960	466
Construction Products	15,887	31,282	508	14,485	29,250	495
Coal	8,587	40,745	211	9,585	42,775	224

Total	$97,635	209,042	$467	$94,835	211,250	$449

     Freight revenue was $97.6 million in the three months ended March 31, 2011, compared to $94.8 million in the three months ended March 31, 2010, an increase of $2.8 million or 3%. This increase was primarily due to the net effect of the following:
•	Industrial products revenue increased $2.7 million, or 6%, primarily due to chemical carload increases of 6% as a result of increased shipments of bio fuels; pulp, paper and allied products carload increases of 11%, and increases in revenue per carload of 4% for the category, due to higher rates and mix, partially offset by decreased carloads of 17% and 3% for motor vehicles and other products;

•	Agricultural products revenue decreased $0.3 million, or 1%, primarily due to carload decreases of 8% as a result of lower shipments in the Midwest, due to severe storms in February, grain that remains in storage as producers await better commodity pricing, and a soft export market for feed ingredients, partially offset by higher revenue per carload, due to higher rates and mix;

•	Construction products revenue increased $1.4 million, or 10%, primarily due to increased non-metallic minerals and products carloads of 12%, and higher revenue per carload due to higher rates and mix; and

•	Coal revenue decreased $1 million, or 10%, primarily due to carload decreases of 5% as a result of a sourcing shift in our Indiana business and weather related delays in shipments in the Northeast.
Operating Expenses
     Operating expenses increased to $100.7 million in the three months ended March 31, 2011, from $95.7 million in the three months ended March 31, 2010. The operating ratio was 80.6% in 2011 compared to 83.3% in 2010. The decrease in the operating ratio was primarily due to including the benefit from track maintenance expense reimbursements in 2011 and a decrease in causalities and insurance, partially offset by increases in labor costs and diesel fuel as a percentage of revenue in the three months ended March 31, 2011 as compared to the same period in 2010.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $3.9 million, or 10%, primarily due to increased salaries and wages as a result of increased headcount ($1.7 million), severance costs ($1.6 million), the acquisition of Atlas ($1.5 million), and restricted stock amortization ($0.7 million), partially offset by decreases in health insurance expense and profit sharing costs totaling approximately $1.3 million;

•	Equipment rents expense increased $0.2 million, or 2%, primarily due to higher car hire costs of $0.7 million and the acquisition of Atlas ($0.1 million), partially offset by a $0.6 million reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $0.6 million, or 6%, primarily due to contract labor costs as a result of severe weather and an increase in professional fees for special projects, partially offset by a decrease in legal fees;

•	Diesel fuel expense increased $2.9 million, or 26%, primarily due to higher average fuel costs of $3.10 per gallon in 2011 compared to $2.33 per gallon in 2010, resulting in a $3.4 million increase in fuel expense, partially offset by a favorable consumption variance of $0.5 million due to slightly lower carload volume;

•	Casualties and insurance expense decreased $1.5 million, or 41%, primarily due to the reduction of reserves as a result of the expiration of the statute of limitations related to the Indiana & Ohio Railway (“IORY”) styrene incident;

•	Materials expense increased $1.2 million, or 30%, primarily due to the acquisition of Atlas and a $1.0 million increase in car repair material purchases as a result of an increase in car repair activities;

•	Joint facilities expense remained relatively flat as compared to the three months ending March 31, 2010;

•	Other expenses increased $0.8 million, or 9%, primarily due to the acquisition of Atlas ($0.4 million), an increase in bad debt expense of $0.3 million, increases in automotive fuel expense and crew transportation of $0.2 million and increases in utilities and communication expenses of $0.1 million, partially offset by decreases in taxes and fines and penalties totaling $0.3 million;

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $4.2 million of maintenance expenditures, partially offset by $0.1 million of related consulting fees;

•	Asset sales resulted in a net loss of $0.2 million and net gain of less than $0.1 million in the three months ended March 31, 2011 and 2010, respectively; and

•	Depreciation and amortization expense increased $0.8 million, or 8%, due to the capitalization and depreciation of 2010 and 2011 capital projects and the acquisition of Atlas.
     Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $4.1 million to $18.6 million for the three months ended March 31, 2011, from $22.7 million in the three months ended March 31, 2010. This decrease is primarily due to a decrease in the principal amount of the senior secured notes as a result of the June 2010 repayment and the decrease of swap termination cost amortization to $3.7 million during the three months ended March 31, 2011 from $6.1 million during the three months ended March 31, 2010. Interest expense includes $4.9 million and $7.3 million of amortization costs for the three months ended March 31, 2011 and 2010, respectively.
     Other Income. Other income during the three months ended March 31, 2011 and 2010, primarily relates to management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.
     Income Taxes. The overall income tax rate for the three months ended March 31, 2011 and 2010 for continuing operations was a provision of 33.6% and a benefit of 17.4%, respectively. The overall tax rate for the three months ended March 31, 2011 was favorably impacted by an adjustment of our deferred tax balances resulting from a change in tax law ($0.1 million). Our overall tax rate for the three months ended March 31, 2010 was adversely impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($0.8 million).

Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the three months ended March 31, 2011, there was a net cash inflow from operations of $23.1 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
     Operating Activities
     Cash provided by operating activities was $23.1 million for the three months ended March 31, 2011, compared to $25.4 million for the three months ended March 31, 2010. The decrease in cash flows from operating activities was primarily due to changes in working capital accounts, partially offset by higher income from operations.
     Investing Activities
     Cash used in investing activities was $12.5 million for the three months ended March 31, 2011, compared to $11.3 million for the three months ended March 31, 2010. The increase in cash used in investing activities was primarily due to higher capital expenditures in 2011 at $13.4 million (net of NECR grant reimbursements) compared to $11.7 million in 2010. Asset sale proceeds were $0.8 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010.
     Financing Activities
     Cash used in financing activities was $34.0 million for the three months ended March 31, 2011, compared to $0.5 million in the three months ended March 31, 2010. The increase in cash used in financing activities in the three months ended March 31, 2011 was primarily due to the repurchase of common stock of $33.6 million as part of the stock repurchase program that was announced on February 23, 2011.
     Working Capital
     As of March 31, 2011, we had working capital of $141.0 million, including cash on hand of $130.1 million, and approximately $20.3 million of availability under the ABL Facility, compared to working capital of $152.0 million, including cash on hand of $153.0 million, and $21.4 million of availability under the ABL Facility at December 31, 2010. The working capital decrease at March 31, 2011, compared to December 31, 2010, is primarily due to the use of cash to repurchase $33.6 million of common stock as part of the stock repurchase plan. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
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

     $40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of March 31, 2011, we had no outstanding balance under the ABL Facility and approximately $20.3 million of undrawn availability, taking into account borrowing base limitations.
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

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$23,123	$25,440
Changes in working capital accounts	1,015	(10,191)
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(12,945)	(12,151)
Amortization of swap termination costs	(3,677)	(6,073)
Net (loss) gain on sale or disposal of properties	(207)	34
Equity compensation costs	(2,609)	(1,525)
Deferred income taxes	(615)	1,952

Net income (loss)	4,085	(2,514)

Add:
Provision for (benefit from) income taxes	2,067	(530)
Interest expense, including amortization costs	18,591	22,704
Depreciation and amortization	11,764	10,923

EBITDA	36,507	30,583
Add:
Equity compensation costs	2,609	1,525
Acquisition expense	72	—

Adjusted EBITDA	$39,188	$32,108

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
     Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2010. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As of March 31, 2011, accumulated other comprehensive loss included $10.5 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $10.0 million, or $6.1 million, net of tax.
     Off Balance Sheet Arrangements
     We currently have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of March 31, 2011, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended March 31, 2011, the Canadian dollar increased 3% in value in comparison to the U.S dollar. The average rate for the three months ended March 31, 2011, was 6% higher than it was for the same period in 2010. The increase in the average Canadian dollar exchange rate led to an increase of $1.0 million in reported revenue and a $0.2 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $1.8 million and operating income by $0.6 million.
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
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 11.3% of total operating revenues during the three months ended March 31, 2011. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Commission on March 4, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2011, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended March 31, 2011, the Company accepted 149,423 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
January 1, through January 31, 2011	1,264	$12.95	—	N/A
February 1, through February 28, 2011	184,556	$14.47	77,500	$48,840,344
March 1, through March 31, 2011	2,029,520	$16.58	1,988,417	$16,428,242

Total	2,215,340	$16.40	2,065,917	$16,428,242

On February 23, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program was able to be suspended or discontinued at any time without prior notice.
On April 18, 2011, we completed the stock repurchase program, repurchasing a total of 3,036,769 shares at a weighted average cost of $16.46 per share.

ITEM 6. EXHIBITS

Exhibits

10.1	Amendment No. 2 to the Asset Backed Loan Facility entered into on February 23, 2011 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K filed on February 24, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.
Date: April 28, 2011	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)