Form 10-Q
period 2011-06-30
RAILAMERICA INC /DE
filed 2011-07-28
CIK 887637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 27, 2011 there were 52,165,159 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$116,482	$152,968
Accounts and notes receivable, net of allowance of $8,270 and $6,767, respectively	98,743	74,668
Current deferred tax assets	27,499	12,769
Other current assets	25,311	15,200

Total current assets	268,035	255,605
Property, plant and equipment, net	998,957	981,622
Intangible assets	140,032	140,546
Goodwill	212,772	212,495
Other assets	12,410	13,385

Total assets	$1,632,206	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$290	$403
Accounts payable	81,114	66,258
Accrued expenses	56,618	36,913

Total current liabilities	138,022	103,574
Long-term debt, less current maturities	1,996	2,147
Senior secured notes	572,338	571,161
Deferred income taxes	222,718	202,985
Other liabilities	18,629	19,037

Total liabilities	953,703	898,904

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 52,167,610 shares issued and outstanding at June 30, 2011; and 54,859,261 shares issued and outstanding at December 31, 2010	522	549
Additional paid in capital and other	589,005	636,757
Retained earnings	78,288	65,503
Accumulated other comprehensive income	10,688	1,940

Total stockholders’ equity	678,503	704,749

Total liabilities and stockholders’ equity	$1,632,206	$1,603,653

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Operating revenue	$139,215	$119,457	$264,152	$234,398
Operating expenses:
Labor and benefits	41,859	37,885	83,476	75,636
Equipment rents	8,889	8,637	17,555	17,136
Purchased services	11,327	9,673	20,433	18,228
Diesel fuel	14,578	10,518	28,745	21,762
Casualties and insurance	4,955	4,806	7,089	8,439
Materials	5,928	3,874	11,013	7,799
Joint facilities	2,550	1,945	4,755	4,091
Other expenses	10,672	8,279	20,605	17,377
Track maintenance expense reimbursement	(5,133)	—	(9,283)	—
Net (gain) loss on sale of assets	(64)	25	143	(9)
Impairment of assets	3,220	—	3,220	—
Depreciation and amortization	11,736	10,755	23,500	21,678

Total operating expenses	110,517	96,397	211,251	192,137

Operating income	28,698	23,060	52,901	42,261
Interest expense (including amortization costs of $4,384, $6,870, $9,242 and $14,174, respectively)	(18,143)	(22,153)	(36,734)	(44,857)
Other income (loss)	495	(7,900)	1,035	(7,441)

Income (loss) from continuing operations before income taxes	11,050	(6,993)	17,202	(10,037)
Provision for (benefit from) income taxes	2,350	(2,772)	4,417	(3,302)

Net income (loss)	$8,700	$(4,221)	$12,785	$(6,735)

Basic earnings (loss) per common share:
Net income (loss)	$0.17	$(0.08)	$0.24	$(0.12)

Diluted earnings (loss) per common share:
Net income (loss)	$0.17	$(0.08)	$0.24	$(0.12)

Weighted Average common shares outstanding:
Basic	52,282	54,869	53,467	54,718
Diluted	52,282	54,869	53,467	54,718
The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,785	$(6,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	25,864	24,139
Amortization of swap termination costs	6,878	11,708
Net loss (gain) on sale or disposal of properties	143	(9)
Impairment of assets	3,220	—
Loss on extinguishment of debt	—	8,357
Equity compensation costs	4,979	3,490
Deferred income taxes and other	1,533	(5,994)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(23,767)	(12,399)
Other current assets	(10,031)	7,421
Accounts payable	11,914	6,677
Accrued expenses	19,691	21,884
Other assets and liabilities	(481)	191

Net cash provided by operating activities	52,728	58,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,185)	(30,582)
NECR government grant reimbursements	6,954	—
Proceeds from sale of assets	2,788	652
Acquisitions, net of cash acquired	(12,706)	—
Deferred costs and other	(45)	—

Net cash used in investing activities	(39,194)	(29,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(263)	(380)
Repurchase of senior secured notes	—	(76,220)
Repurchase of common stock	(50,091)	—
Costs associated with sale of common stock	—	(106)
Deferred financing costs paid	(119)	(224)

Net cash used in financing activities	(50,473)	(76,930)

Effect of exchange rates on cash	453	(234)

Net decrease in cash	(36,486)	(48,364)
Cash, beginning of period	152,968	190,218

Cash, end of period	$116,482	$141,854

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2011 and 2010, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010, but does not include all disclosures required by GAAP.
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
Organization
RailAmerica is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.
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
2. EARNINGS PER SHARE
For the three and six months ended June 30, 2011 and 2010, basic and diluted earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the period. The basic earnings (loss) per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.
The following is a summary of the income (loss) from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) (basic and diluted)	$8,700	$(4,221)	$12,785	$(6,735)

Weighted average shares outstanding (basic and diluted)	52,282	54,869	53,467	54,718

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
Stock-based compensation expense related to restricted stock grants for the three months ended June 30, 2011 and 2010 was $2.4 million and $2.0 million, respectively. Stock-based compensation expense related to restricted stock grants for the six months ended June 30, 2011 and 2010 was $5.0 million and $3.5 million, respectively.
A summary of the status of restricted shares as of June 30, 2011, and the changes during the six months then ended and the weighted average grant date fair values are presented below:

	Time Based
Balance at December 31, 2010	1,476,225	$12.59
Granted	545,393	$13.71
Vested	(598,982)	$12.60
Cancelled	(18,528)	$14.07

Balance at June 30, 2011	1,404,108	$13.00

4. ACQUISITIONS
On May 11, 2011, the Company acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads, known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc. The results of operations of the three railroads have been included in the Company’s consolidated financial statements since May 11, 2011, the acquisition date.
In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations Topic, the acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair value.
The preliminary allocation of purchase price is as follows (in thousands):

Intangible assets	$1,212
Property, plant and equipment	11,645

Total assets acquired	12,857

Environmental remediation liabilities	(151)

Total liabilities assumed	(151)

Purchase price	$12,706

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

		Weighted
	Value	Average Life
	Assigned	(Years)
Customer relationships	$620	10.0
Lease right of way	$592	15.0
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
$40 Million ABL Facility
In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.0%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of June 30, 2011, the Company had no outstanding balance under the Facility and approximately $24.5 million of undrawn availability, taking into account borrowing base limitations.
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
On June 10, 2010, the Company entered into Amendment No. 1 to its ABL Facility improving certain terms of the ABL Facility. Among other things, Amendment No. 1 eliminated the LIBOR-based interest rate floor of 2.5%, modified the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusted the limitations on permitted acquisitions and restricted payments and amended the financial covenants to incorporate cash balances in certain definitions.
On February 23, 2011, the Company entered into Amendment No. 2 to its ABL Facility. This amendment adjusted certain terms of the ABL Facility and increased the threshold for Restricted Payments, as defined in the ABL Facility, to allow share repurchases of the Company’s common stock in an amount not to exceed $75 million without affecting other Restricted Payment baskets.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective beginning second quarter 2009, ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, such as cash equivalents, and long-term debt. Also, ASC 820, Fair Value Measurement, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•	Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators. The carrying amount of the Company’s other long term debt approximates its fair value.
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2011
	Carrying	Fair
	Amount	Value
Cash and cash equivalents	$116,482	$116,482
9.25% Senior secured notes	$572,338	$649,720
7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities.
On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at June 30, 2011 or December 31, 2010. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the quarters ended June 30, 2011 and 2010, included $3.2 million and $5.6 million of amortization expense related to the terminated swap, respectively. Interest expense for the six months ended June 30, 2011 and 2010, included $6.9 million and $11.7 million of amortization expense related to the terminated swap, respectively. As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the six months ended June 30, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of June 30, 2011, accumulated other comprehensive income included $8.6 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $8.4 million, or $5.1 million, net of tax.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. COMMON STOCK TRANSACTIONS
During the three months ended June 30, 2011 and 2010, the Company accepted 32,324 and 24,114 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation. During the six months ended June 30, 2011 and 2010, the Company accepted 181,747 and 104,784 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.
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
During the three months ended June 30, 2011, the Company repurchased 970,852 shares in open market transactions at a weighted average price of $16.92 per share. During the six months ended June 30, 2011 the Company completed the stock repurchase program, repurchasing a total of 3,036,769 shares at a weighted average price of $16.46 per share.
9. TRACK MAINTENANCE AGREEMENT
In the first quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three and six months ended June 30, 2011, the Shipper paid for $5.3 million and $9.5 million of maintenance expenditures, respectively, and $4.1 million of capital expenditures during the three months ended June 30, 2011. The Company incurred $0.2 million and $0.3 million of consulting fees related to the agreement during the three and six months ended June 30, 2011, respectively. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010. This resulted in no Shipper reimbursements in the three or six months ended June 30, 2010.
10. INCOME TAX PROVISION
The overall income tax rate for the three months ended June 30, 2011 and 2010 for continuing operations was a provision of 21.3% and a benefit of 39.7%, respectively. The overall tax rate for the three months ended June 30, 2011 was favorably impacted by an adjustment of our deferred tax balances resulting from a change in tax law ($1.5 million). The Company’s overall tax rate for the three months ended June 30, 2010 was impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($0.2 million).
The overall income tax rate for the six months ended June 30, 2011 and 2010 for continuing operations was a provision of 25.7% and a benefit of 32.9%, respectively. The overall tax rate for the six months ended June 30, 2011 was favorably impacted by an adjustment of our deferred tax balances resulting from a change in tax law ($1.6 million). The Company’s overall tax rate for the six months ended June 30, 2010 was impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($1.1 million).
A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2011	$5,170
Additions for tax positions of prior years	10
Lapse of statute of limitations	—

Balance at June 30, 2011	$5,180

11. COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of June 30, 2011,

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accumulated other comprehensive income consisted of $8.6 million of unrealized losses, net of tax, related to hedging transactions, $0.7 million of unrealized actuarial gains, net of tax, associated with pension benefits and $18.5 million of cumulative translation adjustment gains. The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$8,700	$(4,221)	$12,785	$(6,735)
Other comprehensive income:
Amortization of terminated swap costs, net of taxes of $1,269, $2,141, $2,728 and $4,449, respectively	1,931	3,494	4,149	7,259
Write-off of terminated swap costs, net of taxes of $0, $642, $0, and $642, respectively	—	1,047	—	1,047
Change in cumulative translation adjustments	692	(4,984)	4,599	(2,054)

Total comprehensive income (loss)	$11,323	$(4,664)	$21,533	$(483)

12. PENSION DISCLOSURES
Components of the net periodic pension and benefit cost for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Service cost	$57	$32	$110	$94
Interest cost	163	170	324	336
Expected return on plan assets	(173)	(135)	(345)	(268)
Amortization of net actuarial loss	14	13	29	27
Amortization of prior service costs	25	27	50	54

Net cost recognized	$86	$107	$168	$243

	Health and Welfare
	Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Service cost	$10	$11	$19	$21
Interest cost	30	32	60	65
Amortization of net actuarial gain	(21)	(15)	(41)	(30)

Net cost recognized	$19	$28	$38	$56

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 28, 2005, a railcar containing styrene located on the Company’s Indiana & Ohio Railway (“IORY”) property in Cincinnati, Ohio, began venting, due to a chemical reaction. Styrene is a potentially hazardous chemical used to make plastics, rubber and resin. In response to the incident, local public officials temporarily evacuated residents and businesses from the immediate area until public authorities confirmed that the tank car no longer posed a threat. As a result of the incident, several civil lawsuits were filed, and claims submitted, against the Company and others connected to the tank car. Motions for class action certification were filed. Settlements were achieved with what the Company believes to be all potential individual claimants. In cooperation with the Company’s insurer, the Company paid settlements to a substantial number of affected businesses, as well. All business interruption claims were resolved. Total payments exceeded the self insured retention, so the IORY’s liability for civil matters was exhausted. The incident also triggered inquiries from the Federal Railroad Administration (“FRA”) and other federal, state and local authorities charged with investigating such incidents. A settlement was reached with the FRA, requiring payment of a $50,000 fine but no admission of liability by the IORY. Because of the chemical release, the U.S. Environmental Protection Agency (“U.S. EPA”) investigated whether criminal negligence contributed to the incident, and whether charges should be pressed. A series of conferences with the Company’s attorneys and the U.S. EPA attorneys took place through 2009 and into 2011, at which times legal theories and evidence were discussed in an effort to influence the U.S. EPA’s charging decision. The IORY submitted a proffer addendum in May 2009 analyzing its compliance under the Clean Air Act. The statute of limitations was extended by a tolling agreement as to the IORY only (the Company had been dropped from this violation) through February 27, 2011. The U.S. EPA attorneys decided not to press charges and allowed the statute of limitations to lapse resolving this matter. As a result, the Company released approximately $1.2 million previously accrued for this incident, in Casualties and insurance on the Consolidated Statements of Operations, in February 2011.
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
14. RELATED PARTY TRANSACTIONS
Investment funds managed by Fortress Investment Group LLC (“Fortress”) own a majority of the Company’s stock. As of January 1, 2010, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the quarters ended June 30, 2011 and 2010, on a net basis the Company paid FECR $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2011 and 2010, on a net basis the Company paid FECR $0.6 million and $1.0 million, respectively.
The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the quarters ended June 30, 2011 and 2010, FECR billed the Company $0.2 million and $0.2 million, respectively, under the sub-lease agreement. During the six months ended June 30, 2011 and 2010, FECR billed the Company $0.4 million and $0.6 million, respectively, under the sub-lease agreement. As of June 30, 2011 the Company had no amounts due to FECR under these lease agreements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of June 30, 2011, the Company had a receivable of $0.1 million due from FECR under this agreement.
In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and six months ended June 30, 2011, the Company recognized $0.2 million and $0.4 million of compensation expense and $0.2 million and $0.4 million of management fee income related to these consulting agreements, respectively.
In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that vest 50%, 25%, and 25% over three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and six months ended June 30, 2011, the Company recognized $0.3 million and $0.5 million of compensation expense and $0.3 million and $0.5 million of management fee income related to these consulting agreements, respectively.
Effective June 1, 2011, the Company’s wholly-owned subsidiary, Atlas, entered into an agreement to provide engineering and construction services to the FECR. As of June 30, 2011, Atlas had recorded a nominal amount of revenue related to this project.
15. IMPAIRMENT OF ASSETS
During the second quarter of 2011 the Company evaluated its locomotive usage and determined that certain of its surplus locomotives were not expected to be placed back into service. As a result of this determination, the Company engaged a locomotive and railcar market advisor to assist management in evaluating the market value of the identified locomotives, based on recent sales and current market conditions. The evaluation resulted in the Company recording an impairment of $3.2 million in accordance with ASC 360, Property, Plant, and Equipment.
16. OTHER CURRENT ASSETS
Other current assets include $ 14.5 million and $ 4.8 million of materials and supplies as of June 30, 2011 and December 31, 2010, respectively.

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
RailAmerica, Inc.
Consolidating Balance Sheet
June 30, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$111,470	$5,012	$—	$116,482
Accounts and notes receivable, net of allowance	3,502	80,249	14,992	—	98,743
Current deferred tax assets	27,499	—	—	—	27,499
Other current assets	317	21,786	3,208	—	25,311

Total current assets	31,318	213,505	23,212	—	268,035

Property, plant and equipment, net	725	912,836	85,396	—	998,957
Intangible Assets	—	102,120	37,912	—	140,032
Goodwill	—	204,679	8,093		212,772
Other assets	11,479	931	—	—	12,410
Investment in and advances to affiliates	1,267,114	1,120,542	46,999	(2,434,655)	—

Total assets	$1,310,636	$2,554,613	$201,612	$(2,434,655)	$1,632,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$290	$—	$—	$290
Accounts payable	5,382	63,254	12,478	—	81,114
Accrued expenses	29,327	23,730	3,561	—	56,618

Total current liabilities	34,709	87,274	16,039	—	138,022

Long-term debt, less current maturities	—	1,996	—	—	1,996
Senior secured notes	572,338	—	—	—	572,338
Deferred income taxes	19,573	181,058	22,087	—	222,718
Other liabilities	5,513	12,640	476	—	18,629
Stockholders’ equity:
Common stock	522	1,493	—	(1,493)	522
Additional paid-in capital	589,005	2,231,044	127,263	(2,358,307)	589,005
Retained earnings	78,288	38,974	15,603	(54,577)	78,288
Accumulated other comprehensive income	10,688	134	20,144	(20,278)	10,688

Total stockholders’ equity	678,503	2,271,645	163,010	(2,434,655)	678,503

Total liabilities and stockholders’ equity	$1,310,636	$2,554,613	$201,612	$(2,434,655)	$1,632,206

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended June 30, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$61	$122,567	$16,587	$—	$139,215

Operating expenses:
Labor and benefits	6,130	31,331	4,398	—	41,859
Equipment rents	27	8,343	519	—	8,889
Purchased services	1,478	9,233	616	—	11,327
Diesel fuel	—	12,301	2,277	—	14,578
Casualties and insurance	221	4,384	350	—	4,955
Materials	33	5,462	433	—	5,928
Joint facilities	—	2,543	7	—	2,550
Other expenses	913	8,650	1,109	—	10,672
Track maintenance expense reimbursement	(5,133)	—	—	—	(5,133)
Net gain on sale of assets	—	(58)	(6)	—	(64)
Impairment of assets	—	3,193	27	—	3,220
Depreciation and amortization	5	10,791	940	—	11,736

Total operating expenses	3,674	96,173	10,670	—	110,517

Operating (loss) income	(3,613)	26,394	5,917	—	28,698
Interest expense	(3,624)	(13,509)	(1,010)	—	(18,143)
Equity in earnings of subsidiaries	11,112	—	—	(11,112)	—
Other income (loss)	7,175	(4,557)	(2,123)	—	495

Income from continuing operations before income taxes	11,050	8,328	2,784	(11,112)	11,050
Provision for income taxes	2,350	—	—	—	2,350

Net income	$8,700	$8,328	$2,784	$(11,112)	$8,700

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the six months ended June 30, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$115	$229,755	$34,282	$—	$264,152

Operating expenses:
Labor and benefits	13,261	61,522	8,693	—	83,476
Equipment rents	50	16,345	1,160	—	17,555
Purchased services	3,618	15,551	1,264	—	20,433
Diesel fuel	—	23,883	4,862	—	28,745
Casualties and insurance	442	5,898	749	—	7,089
Materials	75	10,074	864	—	11,013
Joint facilities	—	4,740	15	—	4,755
Other expenses	1,694	16,306	2,605	—	20,605
Track maintenance expense reimbursement	(9,283)	—	—	—	(9,283)
Net loss (gain) on sale of assets	—	160	(17)	—	143
Impairment of assets	—	3,193	27	—	3,220
Depreciation and amortization	9	21,629	1,862	—	23,500

Total operating expenses	9,866	179,301	22,084	—	211,251

Operating (loss) income	(9,751)	50,454	12,198	—	52,901
Interest expense	(7,732)	(26,999)	(2,003)	—	(36,734)
Equity in earnings of subsidiaries	20,286	—	—	(20,286)	—
Other income (loss)	14,399	(9,118)	(4,246)	—	1,035

Income from continuing operations before income taxes	17,202	14,337	5,949	(20,286)	17,202
Provision for income taxes	4,417	—	—	—	4,417

Net income	$12,785	$14,337	$5,949	$(20,286)	$12,785

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2011

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$12,785	$14,337	$5,949	$(20,286)	$12,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	2,152	21,861	1,851	—	25,864
Equity in earnings of subsidiaries	(20,286)	—	—	20,286	—
Amortization of swap termination costs	6,878	—	—	—	6,878
Net loss (gain) on sale or disposal of properties	—	160	(17)	—	143
Impairment of assets	—	3,193	27	—	3,220
Equity compensation costs	4,979	—	—	—	4,979
Deferred income taxes and other	1,532	—	1	—	1,533
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,386)	(14,329)	(6,052)	—	(23,767)
Other current assets	(112)	(7,844)	(2,075)	—	(10,031)
Accounts payable	(4,588)	9,096	7,406	—	11,914
Accrued expenses	25,388	(5,885)	188	—	19,691
Other assets and liabilities	20	(456)	(45)	—	(481)

Net cash provided by operating activities	25,362	20,133	7,233	—	52,728

Cash flows from investing activities:
Purchase of property, plant and equipment	(249)	(34,405)	(1,531)	—	(36,185)
NECR government grant reimbursements	—	6,954	—	—	6,954
Proceeds from sale of assets	—	2,552	236	—	2,788
Acquisitions, net of cash acquired	—	(12,706)	—	—	(12,706)
Deferred costs and other	(45)	—	—	—	(45)

Net cash used in investing activities	(294)	(37,605)	(1,295)	—	(39,194)

Cash flows from financing activities:
Principal payments on long-term debt	—	(263)	—	—	(263)
Receipts / (disbursements) on intercompany debt	25,023	(8,011)	(17,012)	—	—
Repurchase of common stock	(50,091)	—	—	—	(50,091)
Deferred financing costs paid	—	(119)	—	—	(119)

Net cash used in financing activities	(25,068)	(8,393)	(17,012)	—	(50,473)

Effect of exchange rates on cash	—	—	453	—	453

Net decrease in cash	—	(25,865)	(10,621)	—	(36,486)
Cash, beginning of period	—	137,335	15,633	—	152,968

Cash, end of period	$—	$111,470	$5,012	$—	$116,482

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

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the three months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$103,647	$15,759	$—	$119,457

Operating expenses:
Labor and benefits	5,514	28,393	3,978	—	37,885
Equipment rents	28	8,144	465	—	8,637
Purchased services	1,907	7,041	725	—	9,673
Diesel fuel	—	8,859	1,659	—	10,518
Casualties and insurance	264	3,558	984	—	4,806
Materials	32	3,435	407	—	3,874
Joint facilities	—	1,938	7	—	1,945
Other expenses	816	6,714	749	—	8,279
Track maintenance expense reimbursement	—	—	—	—	—
Net loss (gain) on sale of assets	1	(34)	58	—	25
Depreciation and amortization	2	9,975	778	—	10,755

Total operating expenses	8,564	78,023	9,810	—	96,397

Operating (loss) income	(8,513)	25,624	5,949	—	23,060
Interest expense	(5,759)	(15,276)	(1,118)	—	(22,153)
Equity in earnings of subsidiaries	9,448	—	—	(9,448)	—
Other loss	(2,003)	(4,813)	(1,084)	—	(7,900)

(Loss) income from continuing operations before income taxes	(6,827)	5,535	3,747	(9,448)	(6,993)
Benefit from income taxes	(2,606)	(28)	(138)	—	(2,772)

Net (loss) income	$(4,221)	$5,563	$3,885	$(9,448)	$(4,221)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Operations
For the six months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenue	$101	$203,212	$31,085	$—	$234,398

Operating expenses:
Labor and benefits	11,734	55,971	7,931	—	75,636
Equipment rents	62	16,279	795	—	17,136
Purchased services	3,675	13,287	1,266	—	18,228
Diesel fuel	—	18,152	3,610	—	21,762
Casualties and insurance	528	6,668	1,243	—	8,439
Materials	73	6,941	785	—	7,799
Joint facilities	—	4,071	20	—	4,091
Other expenses	1,646	14,143	1,588	—	17,377
Track maintenance expense reimbursement	—	—	—	—	—
Net loss (gain) on sale of assets	1	(65)	55	—	(9)
Depreciation and amortization	53	20,102	1,523	—	21,678

Total operating expenses	17,772	155,549	18,816	—	192,137

Operating (loss) income	(17,671)	47,663	12,269	—	42,261
Interest expense	(12,030)	(30,581)	(2,246)	—	(44,857)
Equity in earnings of subsidiaries	15,104	—	—	(15,104)	—
Other income (loss)	4,338	(9,612)	(2,167)	—	(7,441)

(Loss) income from continuing operations before income taxes	(10,259)	7,470	7,856	(15,104)	(10,037)
(Benefit from) provision for income taxes	(3,524)	360	(138)	—	(3,302)

Net (loss) income	$(6,735)	$7,110	$7,994	$(15,104)	$(6,735)

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RailAmerica, Inc.
Consolidating Statement of Cash Flows
For the six months ended June 30, 2010

			Non
	Company	Guarantor	Guarantor
	(Parent)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,735)	$7,110	$7,994	$(15,104)	$(6,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	2,330	20,285	1,524	—	24,139
Equity in earnings of subsidiaries	(15,104)	—	—	15,104	—
Amortization of swap termination costs	11,708	—	—	—	11,708
Net (gain) loss on sale or disposal of properties	—	(67)	58	—	(9)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	3,490	—	—	—	3,490
Deferred income taxes and other	(6,335)	360	(19)	—	(5,994)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(62)	(11,087)	(1,250)	—	(12,399)
Other current assets	(245)	6,380	1,286	—	7,421
Accounts payable	1,600	8,152	(3,075)	—	6,677
Accrued expenses	27,137	(4,470)	(783)	—	21,884
Other assets and liabilities	13	21	157	—	191

Net cash provided by operating activities	26,154	26,684	5,892	—	58,730

Cash flows from investing activities:
Purchase of property, plant and equipment	(74)	(28,008)	(2,500)	—	(30,582)
Proceeds from sale of assets	—	546	106	—	652

Net cash used in investing activities	(74)	(27,462)	(2,394)	—	(29,930)

Cash flows from financing activities:
Principal payments on long-term debt	—	(380)	—	—	(380)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(71,700)	77,107	(5,407)	—	—
Costs associated with sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash (used in) provided by financing activities	(148,121)	76,598	(5,407)	—	(76,930)

Effect of exchange rates on cash	—	—	(234)	—	(234)

Net (decrease) increase in cash	(122,041)	75,820	(2,143)	—	(48,364)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$130,648	$11,206	$—	$141,854

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
     In October 2010, we entered into a new agreement with Canadian Pacific Railway Company to operate portions of the Ottawa Valley Railway (“OVRR”) line, a previously discontinued operation. As a result of this new operating agreement, this railroad is no longer considered discontinued for financial statement presentation purposes and thus, the results of operations of the OVRR have been reclassified to continuing operations on our statement of operations for all periods presented.
General
Our Business
     We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services such as railcar storage, demurrage, leases of equipment and real estate leases and use fees.
Recent Acquisitions and Business Development
     On May 11, 2011, the Company acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads, known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc.
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
Managing Business Performance
     We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings and productivity initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.
     Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads increased in 2010 as the economy improved, but have declined during the first six months of 2011, due to challenging weather conditions and lower coal shipments. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by carefully analyzing pricing decisions to improve our freight revenue per carload.
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
Commodity Mix
     Each of our 43 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended June 30, 2011, coal, agricultural products and, chemicals accounted for 16%, 16% and 12%, respectively, of our carloads. As a percentage of our freight revenue, agricultural products, chemicals and, metallic ores and metals generated 17%, 15% and 11%, respectively, for the three months ended June 30, 2011. Freight revenue per carload is impacted by several factors including the length of haul.
Overview
Three months ended June 30, 2011
     Operating revenue in the three months ended June 30, 2011, was $139.2 million, compared with $119.5 million in the three months ended June 30, 2010. The 17% increase in our operating revenue was primarily due to rate increases, change in commodity mix, higher fuel surcharge and non-freight revenue, partially offset by a 3% decrease in carloads.
     Freight revenue increased $7.3 million, or 7%, in the three months ended June 30, 2011, compared with the three months ended June 30, 2010, primarily due to rate increases, change in commodity mix and fuel surcharge, partially offset by a slight decrease in carloads. Non-freight revenue increased $12.5 million, or 59%, in the three months ended June 30, 2010, compared with the three months ended June 30, 2010, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, an increase in other revenue related to the October 2010 OVRR operating agreement, as well as increases in demurrage and car repair income.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 79.4% in the three months ended June 30, 2011, compared with an operating ratio of 80.7% in the three months ended June 30, 2010. This decrease was primarily due to the lack of track maintenance credits in 2010, partially offset by impairment of assets and increased diesel fuel expenses. Operating expenses were $110.5 million in the three months ended June 30, 2011, compared with $96.4 million in the three months ended June 30, 2010, an increase of $14.1 million, or 15%.
     In 2011, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the quarter ended June

30, 2011, the Shipper paid for $5.3 million of maintenance expenditures and $4.1 million of capital expenditures and we incurred $0.2 million of consulting fees related to the agreement. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010. This resulted in no Shipper reimbursements in the three months or six months ended June 30, 2010.
     Net income in the three months ended June 30, 2011, was $8.7 million, compared with a net loss of $4.2 million in the three months ended June 30, 2010. Net loss in the three months ended June 30, 2010 included $8.4 million of costs incurred in connection with the repurchase of senior secured notes.
Six months ended June 30, 2011
     Operating revenue in the six months ended June 30, 2011, was $264.2 million, compared with $234.4 million in the six months ended June 30, 2010. The 13% increase in our operating revenue was primarily due to rate increases, change in commodity mix, higher fuel surcharge and non-freight revenue, partially offset by a 2% decrease in carloads.
     Freight revenue increased $10.1 million, or 5%, in the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to rate increases, changes in commodity mix and an increase in fuel surcharge. Non-freight revenue increased $19.6 million, or 48%, in the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, an increase in other revenue related to the October 2010 OVRR operating agreement, as well as increases in demurrage and car repair income.
     Our operating ratio, defined as total operating expenses divided by total operating revenue, was 80.0% in the six months ended June 30, 2011, compared with an operating ratio of 82.0% in the six months ended June 30, 2010. This increase was primarily due to the lack of track maintenance credits in 2010, partially offset by increased diesel fuel expenses and impairment of assets. Operating expenses were $211.3 million in the six months ended June 30, 2011, compared with $192.1 million in the six months ended June 30, 2010, an increase of $19.1 million, or 10%.
     For the six months ended June 30, 2011, the Shipper paid for $9.5 million of maintenance expenditures and $4.1 million of capital expenditures and we incurred $0.3 million of consulting fees related to the agreement.
     Net income in the six months ended June 30, 2011, was $12.8 million, compared with a net loss of $6.7 million in the six months ended June 30, 2010. Net loss for the six months ended June 30, 2010 included $8.4 million of charges related to the extinguishment of $74 million of senior secured notes.

Results of Operations
     Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
     The following table sets forth the results of operations for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011		2010
Operating revenue	$139,215	100.0%	$119,457	100.0%
Operating expenses:
Labor and benefits	41,859	30.1%	37,885	31.7%
Equipment rents	8,889	6.4%	8,637	7.2%
Purchased services	11,327	8.1%	9,673	8.1%
Diesel fuel	14,578	10.5%	10,518	8.8%
Casualties and insurance	4,955	3.5%	4,806	4.0%
Materials	5,928	4.3%	3,874	3.3%
Joint facilities	2,550	1.8%	1,945	1.7%
Other expenses	10,672	7.7%	8,279	6.9%
Track maintenance expense reimbursement	(5,133)	(3.7)%	—	0.0%
Net (gain) loss on sale of assets	(64)	(0.0)%	25	0.0%
Impairment of assets	3,220	2.3%	—	0.0%
Depreciation and amortization	11,736	8.4%	10,755	9.0%

Total operating expenses	110,517	79.4%	96,397	80.7%
Operating income	28,698	20.6%	23,060	19.3%
Interest expense, including amortization costs	(18,143)		(22,153)
Other income (loss)	495		(7,900)

Income (loss) from continuing operations before income taxes	11,050		(6,993)
Provision for (benefit from) income taxes	2,350		(2,772)

Net income (loss)	$8,700		$(4,221)

Operating Revenue
     Operating revenue increased by $19.8 million, or 17%, to $139.2 million in the three months ended June 30, 2011, from $119.5 million in the three months ended June 30, 2010. Total carloads during the three months ended June 30, 2011 decreased 3% to 212,095 in 2011 from 218,268 in the three months ended June 30, 2010. The increase in operating revenue was due to the acquisition of Atlas, rate increases, change in commodity mix, and an increase in fuel surcharge, which increased $3.3 million from prior year.
     The increase in the average revenue per carload to $498 in the three months ended June 30, 2011, from $450 in the comparable period in 2010 was primarily due to rate increases, commodity mix and fuel surcharge.
     Non-freight revenue increased by $12.5 million, or 59%, to $33.6 million in the three months ended June 30, 2011 from $21.2 million in the three months ended June 30, 2010, primarily due to an increase in engineering services revenue as a result of the Atlas acquisition, an increase in other revenue related to the October 2010 OVRR operating agreement, as well as increases in demurrage, car repair revenue and real estate revenue, partially offset by a decrease in car hire income.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended June 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$53,781	93,584	$575	$50,079	93,842	$534
Agricultural Products	25,622	48,399	529	21,731	45,971	473
Construction Products	18,362	35,430	518	16,678	34,264	487
Coal	7,802	34,682	225	9,774	44,191	221

Total	$105,567	212,095	$498	$98,262	218,268	$450

     Freight revenue was $105.6 million in the three months ended June 30, 2011, compared to $98.3 million in the three months ended June 30, 2010, an increase of $7.3 million or 7%. This increase was primarily due to the net effect of the following:
•	Industrial products revenue increased $3.7 million, or 7%, primarily due metallic ores and metals carload increases of 15%, as a result of increased production at manufacturing facilities we serve in Canada and the Midwest and higher traffic hauled on behalf of other railroads, pulp, paper and allied products carload increases of 6%, as a result of increased production at most paper producers in our network, and increases in revenue per carload of 8% for the category, primarily as a result of higher rates and mix, partially offset by decreased carloads of 20% and 18% for motor vehicles and petroleum, respectively;

•	Agricultural Products revenue increased $3.9 million, or 18%, primarily due to agricultural products carload increases of 10% as a result of increased shipments of corn and whole grain products, higher revenue per carload in the category, which includes agricultural and food products, of 12% due to favorable rates and mix, partially offset by a 5% decrease in carloads for food and kindred products;

•	Construction Products revenue increased $1.7 million, or 10%, primarily due to increased non-metallic minerals and products carloads of 6%, and higher revenue per carload due to higher rates and mix; and

•	Coal revenue decreased $2.0 million, or 20%, primarily due to carload decreases of 22% primarily as a result of sourcing shifts impacting our Indiana Southern Railroad and weather issues during the quarter.
Operating Expenses
     Operating expenses increased to $110.5 million in the three months ended June 30, 2011, from $96.4 million in the three months ended June 30, 2010. The operating ratio was 79.4% in 2011 compared to 80.7% in 2010. The decrease in the operating ratio was primarily due to the benefit from track maintenance reimbursements in 2011, partially offset by impairment of assets and increased diesel fuel costs in the three months ended June 30, 2011 as compared to the same period in 2010.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $3.9 million, or 11%, primarily due to the acquisition of Atlas ($2.6 million), increased headcount and overtime ($2.1 million), and restricted stock amortization ($0.4 million), partially offset by decreases in health insurance expense and profit sharing costs totaling approximately $1.1 million;

•	Equipment rents expense increased $0.3 million, or 3%, primarily due to increased car hire ($0.6 million), the acquisition of Atlas ($0.4 million), partially offset by a reduction in railcar lease expense from the expiration of certain leased cars ($0.7 million);

•	Purchased services expense increased $1.7 million, or 17%, primarily due to the acquisition of Atlas ($1.9 million), partially offset by lower expense for bridge and rail inspections ($0.7 million);

•	Diesel fuel expense increased $4.1 million, or 39%, primarily due to higher average fuel costs of $3.43 per gallon in 2011 compared to $2.45 per gallon in 2010, resulting in a $4.1 million increase in fuel expense. Consumption was relatively flat compared to prior year;

•	Casualties and insurance expense increased $0.1 million, or 3%, primarily due to higher derailment costs ($0.4 million), partially offset by the settlement of other incidents in the prior year ($0.2 million);

•	Materials expense increased $2.1 million, or 53%, primarily due to an increase in car repair material purchases ($1.1 million) as a result of an increase in car repair activities and the acquisition of Atlas ($0.9 million);

•	Joint facilities expense increased $0.6 million, or 31%, primarily due to changes in traffic patterns;

•	Other expenses increased $2.4 million, or 29%, primarily due to the acquisition of Atlas ($0.9 million), increased bad debt expense ($0.3 million), increased rent ($ 0.3 million), an increase in automotive fuel expense ($ 0.3 million) and increased utility expense ($ 0.2 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $5.3 million of maintenance expenditures, partially offset by $0.2 million of related consulting fees;

•	Asset sales resulted in a net gain of $0.1 million in the three months ended June 30, 2011;

•	Impairment of assets was $3.2 million in the three months ended June 30, 2011, related to plans to reduce the fleet of locomotives; and

•	Depreciation and amortization expense increased $1.0 million, or 9%, due to the capitalization and depreciation of 2011 and 2010 capital projects and the acquisition of Atlas.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $4.0 million to $18.1 million for the three months ended June 30, 2011, from $22.2 million in the three months ended June 30, 2010. This decrease is primarily due to a decrease in the principal amount of the senior secured notes as a result of a repayment in June 2010 and the decrease of swap termination cost amortization to $3.2 million during the three months ended June 30, 2011 from $5.6 million during the three months ended June 30, 2010. Interest expense includes $4.4 million and $6.9 million of amortization costs for the three months ended June 30, 2011 and 2010, respectively.
     Other Income (loss). Other income during the three months ended June 30, 2011, primarily relates to management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other loss during the three months ended June 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by the same management fee income discussed above.
     Income Taxes. The overall income tax rate for the three months ended June 30, 2011 and 2010 for continuing operations was a provision of 21.3% and a benefit of 39.7%, respectively. The overall tax rate for the three months ended June 30, 2011 was favorably impacted by an adjustment of our deferred tax balances resulting from a change in tax law ($1.5 million). The Company’s overall tax rate for the three months ended June 30, 2010 was impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($0.2 million).
Comparison of Operating Results for the Six months Ended June 30, 2011 and 2010
     The following table sets forth the results of operations for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months Ended June 30,
	2011		2010
Operating revenue	$264,152	100.0%	$234,398	100.0%
Operating expenses:
Labor and benefits	83,476	31.6%	75,636	32.3%
Equipment rents	17,555	6.7%	17,136	7.3%
Purchased services	20,433	7.7%	18,228	7.8%
Diesel fuel	28,745	10.9%	21,762	9.3%
Casualties and insurance	7,089	2.7%	8,439	3.6%
Materials	11,013	4.2%	7,799	3.3%
Joint facilities	4,755	1.8%	4,091	1.7%
Other expenses	20,605	7.8%	17,377	7.4%
Track maintenance expense reimbursement	(9,283)	(3.5)%	—	0.0%
Net loss (gain) on sale of assets	143	0.0%	(9)	0.0%
Impairment of assets	3,220	1.2%	—	0.0%
Depreciation and amortization	23,500	8.9%	21,678	9.3%

Total operating expenses	211,251	80.0%	192,137	82.0%

Operating income	52,901	20.0%	42,261	18.0%
Interest expense, including amortization costs	(36,734)		(44,857)
Other income (loss)	1,035		(7,441)

Income (loss) from continuing operations before income taxes	17,202		(10,037)
Provision for (benefit from) income taxes	4,417		(3,302)

Net income (loss)	$12,785		$(6,735)

Operating Revenue
     Operating revenue increased by $29.8 million, or 13%, to $264.2 million in the six months ended June 30, 2011, from $234.4 million in the six months ended June 30, 2010. Total carloads during the six months ended June 30, 2011 decreased 2% to 421,137 in 2011 from 429,518 in the six months ended June 30, 2010. The increase in operating revenue was due to the acquisition of Atlas, rate increases, change in commodity mix and an increase in fuel surcharge, which increased $4.3 million from prior year.

     The increase in the average revenue per carload to $483 in the six months ended June 30, 2011, from $450 in the comparable period in 2010 was primarily due to rate increases, commodity mix, fuel surcharge and strengthening of the Canadian dollar.
     Non-freight revenue increased by $19.6 million, or 48%, to $61.0 million in the six months ended June 30, 2011 from $41.3 million in the six months ended June 30, 2010, primarily due to an increase in engineering services revenue, as a result of the acquisition of Atlas, demurrage, an increase in other revenue related to the October 2010 OVRR operating agreement, car repair revenue, and real estate revenue, partially offset by decreases in car hire income.
     The following table compares our freight revenue, carloads and average freight revenue per carload for the six months ended June 30, 2011 and 2010:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
		(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$104,916	186,249	$563	$98,506	185,107	$532
Agricultural Products	47,648	92,745	514	44,068	93,931	469
Construction Products	34,249	66,716	513	31,164	63,514	491
Coal	16,389	75,427	217	19,359	86,966	223

Total	$203,202	421,137	$483	$193,097	429,518	$450

     Freight revenue was $203.2 million in the six months ended June 30, 2011, compared to $193.1 million in the six months ended June 30, 2010, an increase of $10.1 million or 5%. This increase was primarily due to the net effect of the following:
•	Industrial products revenue increased $6.4 million, or 7%, primarily due to chemical carload increases of 3% as a result of increased shipments on behalf of another railroad, metallic ores and metals carload increases of 6% as a result of increased production at manufacturing facilities we serve in Canada and the Midwest and higher traffic hauled on behalf of other railroads, pulp, paper and allied products carload increases of 8%, and increases in revenue per carload of 6% for the category, primarily due to higher rates and mix, partially offset by decreased carloads of 18% for motor vehicles;

•	Agricultural products revenue increased $3.6 million, or 8%, primarily due to increases in revenue per carload of 10% for the category, due to higher rates and mix, partially offset by slightly lower carloads in 2011;

•	Construction products revenue increased $3.1 million, or 10%, primarily due to increased non-metallic minerals and products carloads of 9%, and increased revenue per carload of 4% for the category, primarily due to higher rates and mix; and

•	Coal revenue decreased $3.0 million, or 15%, primarily due to carload decreases of 13% as a result of a sourcing shift in our Indiana business and weather.
Operating Expenses
     Operating expenses increased to $211.3 million in the six months ended June 30, 2011, from $192.1 million in the six months ended June 30, 2010. The operating ratio was 80.0% in 2011 compared to 82.0% in 2010. The decrease in the operating ratio was primarily due to including the benefit from the track maintenance reimbursements in 2011, partially offset by an increase in diesel fuel expense in 2011 and impairment of assets.
     The net increase in operating expenses was due to the following:
•	Labor and benefits expense increased $7.8 million, or 10%, primarily due to increased salaries and wages as a result of the acquisition of Atlas ($4.1 million), increased headcount and overtime ($3.8 million), severance costs ($1.6 million), and restricted stock amortization ($1.1 million), partially offset by decreases in health insurance expense and profit sharing costs totaling approximately $2.5 million;

•	Equipment rents expense increased $0.4 million, or 2%, primarily due to higher car hire costs ($1.2 million) and the acquisition of Atlas ($0.5 million), partially offset by a $1.3 million reduction in railcar lease expense from the expiration of certain leased cars;

•	Purchased services expense increased $2.2 million, or 12%, primarily due to the acquisition of Atlas ($1.9 million), contract labor costs as a result of severe weather and an increase in professional fees for special projects ($1.2 million), partially offset by a decrease in legal fees ($0.9 million);

•	Diesel fuel expense increased $7.0 million, or 32%, primarily due to higher average fuel costs of $3.26 per gallon in 2011 compared to $2.39 per gallon in 2010, resulting in a $7.5 million increase in fuel expense, partially offset by a favorable consumption variance of $0.5 million due to the decrease in carload volume;

•	Casualties and insurance expense decreased $1.4 million, or 16%, primarily due to the reduction of reserves as a result of the expiration of the statute of limitations related to the Indiana & Ohio Railway (“IORY”) styrene incident ($1.2 million) and the settlement of other incidents from prior years ($0.2 million);

•	Materials expense increased $3.2 million, or 41%, primarily due to a $2.0 million increase in car repair material purchases as a result of an increase in car repair activities and the acquisition of Atlas ($1.2 million);

•	Joint facilities expense increased $0.7 million, or 16%, primarily due to changes in traffic patterns;

•	Other expenses increased $3.2 million, or 19%, primarily due to the acquisition of Atlas ($1.4 million), an increase in bad debt expense ($0.6 million), increases in automotive fuel expense and crew transportation ($0.6 million) and increases in utilities and communication expenses ($0.3 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $9.5 million of maintenance expenditures, partially offset by $0.3 million of related consulting fees;

•	Asset sales resulted in a net loss of $0.1 million in the six months ended June 30, 2011;

•	Impairment of assets was $3.2 million in the six months ended June 30, 2011 as a result of plans to reduce the fleet of locomotives; and

•	Depreciation and amortization expense increased $1.8 million, or 8%, due to the capitalization and depreciation of 2011 and 2010 capital projects and the acquisition of Atlas.
Other Income (Expense) Items
     Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $8.1 million to $36.7 million for the six months ended June 30, 2011, from $44.9 million in the six months ended June 30, 2010. This decrease is primarily due to a decrease in the principal amount of the senior secured notes as a result of the June 2010 repayment and the decrease of swap termination cost amortization to $6.9 million during the six months ended June 30, 2011 from $11.7 million during the six months ended June 30, 2010. Interest expense includes $9.2 million and $14.2 million of amortization costs for the six months ended June 30, 2011 and 2010, respectively.
     Other Income (Loss). Other income during the six months ended June 30, 2011, primarily relates to management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other loss during the six months ended June 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by the same management fee income discussed above.
     Income Taxes. The overall income tax rate for the six months ended June 30, 2011 and 2010 for continuing operations was a provision of 25.7% and a benefit of 32.9%, respectively. The overall tax rate for the six months ended June 30, 2011 was favorably impacted by an adjustment of our deferred tax balances resulting from a change in tax law ($1.6 million). The Company’s overall tax rate for the six months ended June 30, 2010 was impacted by the jurisdictional mix of operating income, non-deductible permanent items and an expense relating to stock-based compensation plans ($1.1 million).
Liquidity and Capital Resources
     The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the six months ended June 30, 2011, there was a net cash inflow from operations of $52.7 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”
Operating Activities
     Cash provided by operating activities was $52.7 million for the six months ended June 30, 2011, compared to $58.7 million for the six months ended June 30, 2010. The decrease in cash flows from operating activities was primarily due to working capital changes.
Investing Activities
     Cash used in investing activities was $39.2 million for the six months ended June 30, 2011, compared to $29.9 million for the six months ended June 30, 2010. The increase in cash used in investing activities was primarily due to the acquisition of three short line railroads for $12.7 million in 2011. Capital expenditures, net of NECR grant reimbursements were also slightly lower in 2011 at $29.2 million compared to $30.6 million in 2010. Asset sale proceeds were $2.8 million for the six months ended June 30, 2011 compared to $0.6 million for the six months ended June 30, 2010.
Financing Activities
     Cash used in financing activities was $50.5 million for the six months ended June 30, 2011, compared to $76.9 million in the six months ended June 30, 2010. The cash used in financing activities in the six months ended June 30, 2011 was primarily due to the repurchase of common stock of $50.1 million as part of the stock repurchase program that was announced on February 23, 2011. The cash used in financing activities in the six months ended June 30, 2010 was primarily for the repayment of $74.0 million of the senior secured notes in the second quarter of 2010.
Working Capital
     As of June 30, 2011, we had working capital of $130.0 million, including cash on hand of $116.5 million, and approximately $24.5 million of availability under the ABL Facility, compared to working capital of $152.0 million, including cash on hand of $153.0 million, and $21.4 million of availability under the ABL Facility at December 31, 2010. The working capital decrease at June 30, 2011, compared to December 31, 2010, is primarily due to the use of cash to repurchase $50.0 million of common stock as part of the stock repurchase plan and the acquisition of three short-line railroads for $12.7 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.
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
$40 million ABL Facility
     In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matures on June 23, 2013 and bears interest at LIBOR plus 4.00%. Obligations under the ABL Facility are secured by a first-priority lien in the ABL collateral. ABL collateral includes accounts receivable, deposit accounts, securities accounts and cash. As of June 30, 2011, we had no outstanding balance under the ABL Facility and approximately $24.5 million of undrawn availability, taking into account borrowing base limitations.
     On June 10, 2010, we entered into Amendment No. 1 to the ABL Facility improving certain terms of the ABL Facility. Among other things, this Amendment eliminated the LIBOR-based interest rate floor of 2.5%, modified the borrowing base calculation and reporting requirements to require less frequent financial reporting in certain circumstances, adjusted the limitations on permitted acquisitions and restricted payments and amended the financial covenants to incorporate cash balances in certain definitions.
     On February 23, 2011, we entered into Amendment No.2 to the ABL Facility. This amendment adjusted certain terms of the ABL Facility and increased the threshold for Restricted Payments, as defined in the ABL Facility, to allow share repurchases of our common stock in an amount not to exceed $ 75 million without affecting other Restricted Payment baskets.
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

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$29,605	$33,290	$52,728	$58,730
Changes in working capital accounts	1,659	(13,583)	2,674	(23,774)
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(12,919)	(11,988)	(25,864)	(24,139)
Amortization of swap termination costs	(3,201)	(5,635)	(6,878)	(11,708)
Net gain (loss) on sale or disposal of properties	64	(25)	(143)	9
Impairment of assets	(3,220)	—	(3,220)	—
Loss on debt extinguishment	—	(8,357)	—	(8,357)
Equity compensation costs	(2,370)	(1,965)	(4,979)	(3,490)
Deferred income taxes	(918)	4,042	(1,533)	5,994

Net income (loss)	8,700	(4,221)	12,785	(6,735)

Add:
Provision for (benefit from) income taxes	2,350	(2,772)	4,417	(3,302)
Interest expense, including amortization costs	18,143	22,153	36,734	44,857
Depreciation and amortization	11,736	10,755	23,500	21,678

EBITDA	40,929	25,915	77,436	56,498
Add:
Equity compensation costs	2,370	1,965	4,979	3,490
Impairment of assets	3,220	—	3,220	—
Loss on debt extinguishment	—	8,357	—	8,357
Acquisition expense	243	261	315	261

Adjusted EBITDA	$46,762	$36,498	$85,950	$68,606

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
Interest Rate Swaps
     On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at

December 31, 2010. Interest expense of $0.3 million was recognized during the six months ended June 30, 2010 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the six months ended June 30, 2011. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of June 30, 2011, accumulated other comprehensive loss included $8.6 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $8.4 million, or $5.1 million, net of tax.
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
     Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of June 30, 2011, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended June 30, 2011, the Canadian dollar decreased 1% in value in comparison to the U.S dollar. The average rate for the three months ended June 30, 2011, was 6% higher than it was for the same period in 2010. The increase in the average Canadian dollar exchange rate led to an increase of $1.1 million in reported revenue and a $0.4 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $1.7 million and operating income by $0.6 million.
     During the six months ended June 30, 2011, the Canadian dollar increased 2% in value in comparison to the U.S dollar. The average rate for the six months ended June 30, 2011, was 6% higher than it was for the same period in 2010. The increase in the average Canadian dollar exchange rate led to an increase of $2.0 million in reported revenue and a $0.5 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $3.4 million and operating income by $1.2 million.
     Interest Rates. Our senior secured notes issued in June 2010 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not currently have any outstanding balances under this facility, but if we were to draw upon it, we would be subject to changes in interest rates.
     Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 10.5% of total operating revenues during the three months ended June 30, 2011. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to six months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2011, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). During the three months ended June 30, 2011, the Company accepted 32,324 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April 1 through April 30, 2011	983,660	$16.92	970,852	—
May 1 through May 31, 2011	4,260	17.02	—	—
June 1 through June 30, 2011	15,256	14.98	—	—

Total	1,003,176	$16.89	—	—

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

ITEM 6. EXHIBITS
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from RailAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements*

*	Pursuant to Rule 406 T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: July 28, 2011	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer
(on behalf of registrant and as Principal
Financial Officer)