Form 10-Q
period 2011-09-30
RAILAMERICA INC /DE
filed 2011-10-27
CIK 887637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011,

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

As of October 24, 2011 there were 51,292,272 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$95,774	$152,968
Accounts and notes receivable, net of allowance of $7,436 and $6,767, respectively	107,364	74,668
Current deferred tax assets	28,146	12,769
Other current assets	22,218	15,200

Total current assets	253,502	255,605
Property, plant and equipment, net	1,007,508	981,622
Intangible assets	135,395	140,546
Goodwill	212,107	212,495
Other assets	13,978	13,385

Total assets	$1,622,490	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$290	$403
Accounts payable	85,654	66,258
Accrued expenses	44,619	36,913

Total current liabilities	130,563	103,574
Long-term debt, less current maturities	1,997	2,147
Senior secured notes	572,955	571,161
Deferred income taxes	225,547	202,985
Other liabilities	17,829	19,037

Total liabilities	948,891	898,904

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 51,576,825 shares issued and outstanding at September 30, 2011; and 54,859,261 shares issued and outstanding at December 31, 2010	516	549
Additional paid in capital and other	583,778	636,757
Retained earnings	87,346	65,503
Accumulated other comprehensive income	1,959	1,940

Total stockholders’ equity	673,599	704,749

Total liabilities and stockholders’ equity	$1,622,490	$1,603,653

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Operating revenue	$139,665	$128,257	$403,817	$362,655
Operating expenses:
Labor and benefits	41,379	38,745	124,855	114,381
Equipment rents	9,046	8,721	26,601	25,857
Purchased services	10,996	9,830	31,429	28,058
Diesel fuel	13,142	9,760	41,887	31,522
Casualties and insurance	4,006	4,816	11,095	13,255
Materials	7,879	6,782	18,892	14,581
Joint facilities	2,459	2,454	7,214	6,545
Other expenses	9,271	8,785	29,876	26,162
Track maintenance expense reimbursement	(3,879)	—	(13,162)	—
Net loss (gain) on sale of assets	8	(1,708)	151	(1,717)
Impairment of assets	1,949	—	5,169	—
Depreciation and amortization	11,921	11,581	35,421	33,259

Total operating expenses	108,177	99,766	319,428	291,903

Operating income	31,488	28,491	84,389	70,752
Interest expense (including amortization costs of $3,973, $6,020, $13,215 and $20,194, respectively)	(17,792)	(19,735)	(54,526)	(64,592)
Other (loss) income	(231)	2,264	804	(5,177)

Income from continuing operations before income taxes	13,465	11,020	30,667	983
Provision for (benefit from) income taxes	4,407	3,052	8,824	(250)

Net income	$9,058	$7,968	$21,843	$1,233

Basic earnings per common share:
Net income	$0.17	$0.15	$0.41	$0.02

Diluted earnings per common share:
Net income	$0.17	$0.15	$0.41	$0.02

Weighted Average common shares outstanding:
Basic	52,083	54,872	53,006	54,769
Diluted	52,083	54,872	53,006	54,769

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,843	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	39,012	36,863
Amortization of swap termination costs	9,625	16,582
Net loss (gain) on sale or disposal of properties	151	(1,717)
Impairment of assets	5,169	—
Loss on extinguishment of debt	—	8,357
Deferred financing costs expensed	719	—
Equity compensation costs	7,381	5,525
Deferred income taxes and other	4,453	(3,770)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(33,167)	(9,565)
Other current assets	(7,209)	9,056
Accounts payable	17,048	(2,808)
Accrued expenses	7,967	10,326
Other assets and liabilities	(1,253)	(2,210)

Net cash provided by operating activities	71,739	67,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(93,518)	(46,771)
NECR government grant reimbursements	31,329	—
Proceeds from sale of assets	7,598	3,251
Acquisitions, net of cash acquired	(12,716)	(23,926)
Other	(65)	—

Net cash used in investing activities	(67,372)	(67,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(263)	(391)
Repurchase of senior secured notes	—	(76,220)
Repurchase of common stock	(57,664)	—
Costs associated with sale of common stock	—	(106)
Deferred financing costs paid	(2,891)	(224)

Net cash used in financing activities	(60,818)	(76,941)

Effect of exchange rates on cash	(743)	195

Net decrease in cash	(57,194)	(76,320)
Cash, beginning of period	152,968	190,218

Cash, end of period	$95,774	$113,898

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (“RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2011 and 2010, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010, but does not include all disclosures required by GAAP.

In October 2010, the Company entered into a new agreement with Canadian Pacific Railway Company to operate portions of the Ottawa Valley Railway (“OVRR”) line, a previously discontinued operation. As a result of this new operating agreement, this railroad is no longer considered discontinued for financial statement presentation purposes and thus, the results of operations of the OVRR have been reclassified to continuing operations on our statement of operations for all periods presented.

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

2. EARNINGS PER SHARE

For the three and nine months ended September 30, 2011 and 2010, basic and diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.

The following is a summary of the net income available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (basic and diluted)	$9,058	$7,968	$21,843	$1,233

Weighted average shares outstanding (basic and diluted)	52,083	54,872	53,006	54,769

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

Stock-based compensation expense related to restricted stock grants for the three months ended September 30, 2011 and 2010 was $2.4 million and $2.0 million, respectively. Stock-based compensation expense related to restricted stock grants for the nine months ended September 30, 2011 and 2010 was $7.4 million and $5.5 million, respectively.

A summary of the status of restricted shares as of September 30, 2011, and the changes during the nine months then ended and the weighted average grant date fair values are presented below:

	Time Based
Balance at December 31, 2010	1,476,225	$12.59
Granted	551,441	$13.67
Vested	(616,167)	$12.55
Cancelled	(24,134)	$13.83

Balance at September 30, 2011	1,387,365	$13.01

4. ACQUISITIONS

On May 11, 2011, the Company acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads, known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc. The results of operations of the railroads have been included in the Company’s consolidated financial statements since May 11, 2011, the acquisition date.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations Topic, the acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair value.

The allocation of purchase price is as follows (in thousands):

Intangible assets	$1,212
Property, plant and equipment	11,645

Total assets acquired	12,857

Environmental remediation liabilities	(141)

Total liabilities assumed	(141)

Purchase price	$12,716

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value Assigned	Weighted Average Life (Years)
Customer relationships	$620	10
Lease right of way	$592	15

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

$40 Million ABL Facility

In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility was scheduled to mature on June 23, 2013 and bore interest at LIBOR plus 4.0%. Obligations under the ABL Facility were secured by a first-priority lien on the ABL collateral. ABL collateral included accounts receivable, deposit accounts, securities accounts and cash.

The ABL Facility was replaced by the Company’s $75 million Revolving Credit Facility on August 29, 2011.

$75 Million Revolving Credit Facility

On August 29, 2011, the Company entered into a credit agreement (the “Revolving Credit Facility”) among the Company, RailAmerica Transportation Corp. (“RATC”, and together with the Company, the “Borrowers”), the lenders party thereto from time to time, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, that provides for a revolving line of credit of up to $75 million to be used for working capital and general corporate purposes.

The Revolving Credit Facility has a five year term, with a maturity date of August 29, 2016. Amounts available under the Revolving

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Facility are available for immediate drawdown, subject to the applicable financial covenants and restrictions, certain of which are described below.

The loans under the Revolving Credit Facility bear interest, at the Borrowers’ option, at a rate per annum of either (a) the Eurodollar Rate plus 3.50% or (b) the Adjusted Base Rate plus 2.50%. In each instance, if certain financial covenants and restrictions are met by the Borrowers, the applicable margin shall be reduced by 0.25%. In connection with the Revolving Credit Facility, the Borrowers will pay a commitment fee of 0.50% based on the daily amount of unused commitments made available under the Revolving Credit Facility.

The Revolving Credit Facility will be fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain existing and future direct and indirect subsidiaries of the Company.

All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) will be secured on a pari passu basis with the liens under the Company’s 9.25% senior secured notes due July 1, 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) will be secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

The Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including among other things and subject to the exceptions set forth therein, limitations on indebtedness, liens, fundamental changes, sale of assets, investments, restricted payments, debt payments and certain amendments, sale leasebacks, affiliates, restrictive agreements changes in business and issuance of capital stock.

There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2011.

The Revolving Credit Facility and indenture governing the senior secured notes contain various covenants and restrictions that will limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2011
	Carrying Amount	Fair Value
Cash and cash equivalents	$95,744	$95,744
9.25% Senior secured notes	$572,955	$633,440

7. DERIVATIVE FINANCIAL INSTRUMENTS

On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at September 30, 2011 or December 31, 2010. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the quarters ended September 30, 2011 and 2010, included $2.7 million and $4.9 million of amortization expense related to the terminated swap, respectively. Interest expense for the nine months ended September 30, 2011 and 2010, included $9.6 million and $16.6 million of amortization expense related to the terminated swap, respectively. As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the nine months ended September 30, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of September 30, 2011, accumulated other comprehensive income included $6.9 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $7.1 million, or $4.3 million, net of tax.

8. COMMON STOCK TRANSACTIONS

During the three months ended September 30, 2011 and 2010, the Company accepted 4,557 and 462 shares in lieu of cash payments by employees for minimum statutory payroll tax withholdings relating to stock based compensation. During the nine months ended September 30, 2011 and 2010, the Company accepted 186,304 and 105,246 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Stock Repurchase Program

On February 23, 2011, the Company announced that its Board of Directors had approved a $50 million stock repurchase program. Under the program, the Company was authorized to repurchase up to $50 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The Company completed this stock repurchase program on April 18, 2011, repurchasing a total of 3,036,769 shares at a weighted average price of $16.46 per share.

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. During the three months ended September 30, 2011, the Company repurchased a total of 586,670 shares at a weighted average price of $12.88 per share related to the August 30, 2011 repurchase program. The Company had $17.4 million remaining for the repurchase of outstanding shares, under this program, as of September 30, 2011

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. TRACK MAINTENANCE AGREEMENT

In the first quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three and nine months ended September 30, 2011, the Shipper paid for $4.0 million and $13.4 million of maintenance expenditures, respectively, and $4.1 million of capital expenditures during the nine months ended September 30, 2011. The Company incurred $0.1 million and $0.4 million of consulting fees related to the agreement during the three and nine months ended September 30, 2011, respectively. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010, resulting in no Shipper reimbursements in the three or nine months ended September 30, 2010. The track maintenance tax credit expires on December 31, 2011 and has not yet been renewed by Congress, for 2012 and beyond.

10. INCOME TAX PROVISION

The overall income tax rate for the three months ended September 30, 2011 and 2010 for continuing operations was a provision of 32.7% and a provision of 27.7%, respectively. The overall tax rate for the three months ended September 30, 2011 was favorably impacted by the reduction of tax reserves due to the lapse of the statute of limitations ($0.3 million). The overall tax rate for the three months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income along with the reduction of tax reserves due to the lapse of the statute of limitations ($0.8 million).

The overall income tax rate for the nine months ended September 30, 2011 and 2010 for continuing operations was a provision of 28.8% and a benefit of 25.4%, respectively. The overall tax rate for the nine months ended September 30, 2011 was favorably impacted by an adjustment of deferred tax balances resulting from a change in tax law ($1.6 million) and the reduction of tax reserves due to the lapse of the statute of limitations ($0.3 million). The overall tax rate for the nine months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income, the reduction of tax reserves due to the lapse of the statute of limitations ($0.8 million) and offset by an expense relating to stock-based compensation plans ($1.1 million).

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2011	$5,170
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(13)
Lapse of statute of limitations	(258)

Balance at September 30, 2011	$4,899

11. COMPREHENSIVE INCOME

Other comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated as hedges and unrealized actuarial gains and losses related to pension benefits. As of September 30, 2011, accumulated other comprehensive income consisted of $6.9 million of unrealized losses, net of tax, related to hedging transactions, $0.7 million of unrealized actuarial gains, net of tax, associated with pension benefits and $8.1 million of cumulative translation adjustment gains.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles net income to comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,058	$7,968	$21,843	$1,233
Other comprehensive income:
Amortization of terminated swap costs, net of taxes of $1,090, $1,853, $3,819 and $6,301, respectively	1,657	3,021	5,806	10,281
Write-off of terminated swap costs, net of taxes of $642	—	—	—	1,047
Change in cumulative translation adjustments	(10,386)	3,938	(5,787)	1,883

Total comprehensive income	$329	$14,927	$21,862	$14,444

12. PENSION DISCLOSURES

Components of the net periodic pension and benefit cost for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Pension Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$54	$47	$164	$141
Interest cost	160	168	485	504
Expected return on plan assets	(185)	(133)	(530)	(400)
Amortization of net actuarial loss	34	34	101	103
Amortization of prior service costs	6	6	18	17

Net cost recognized	$69	$122	$238	$365

	Health and Welfare Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$10	$11	$29	$32
Interest cost	30	32	90	97
Amortization of net actuarial gain	(21)	(15)	(62)	(46)

Net cost recognized	$19	$28	$57	$83

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and has been reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

Government grants

In August 2010, the Company’s New England Central Railroad (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds and materials to the project. In September 2011, the grant agreement was amended and NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed within two years from the grant date. The Company accounts for proceeds from government grants as reductions to expense for expenditures that are expensed or as contra-assets within property, plant and equipment which are amortized over the life of the related asset for expenditures that are capitalized.

14. RELATED PARTY TRANSACTIONS

Investment funds managed by Fortress Investment Group LLC (“Fortress”) own a majority of the Company’s stock. As of January 1, 2010, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. With respect to such agreements, during the quarters ended September 30, 2011 and 2010, on a net basis the Company paid FECR $0.8 million and $0.5 million, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2011 and 2010, on a net basis the Company paid FECR $2.0 million and $1.5 million, respectively.

During the three months ended September 30, 2011, the Company purchased 26 of the previously leased locomotives, discussed above, for a total purchase price of $4.5 million, based on current market values. Subsequent to this transaction, the Company continues to lease six locomotives from FECR, which have been consolidated under one master lease agreement.

The remaining lease relates to the sub-leasing of office space by FECR to the Company. This sub-lease was amended and restated in August 2011 to reallocate leased space and update the payment terms. During the quarters ended September 30, 2011 and 2010, FECR billed the Company $0.4 million and $0.2 million, respectively, under the sub-lease agreement. During the nine months ended September 30, 2011 and 2010, FECR billed the Company $0.8 million and $0.8 million, respectively, under the sub-lease agreement. As of September 30, 2011 the Company had no amounts due to FECR under these lease agreements.

Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provides for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The net amount of payments to be made by us under these agreements is expected to be less than $1 million in the aggregate on an annual basis. As of September 30, 2011, there were no amounts due under this agreement.

In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to the FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that vest 25% over four years. Since the consulting agreements are with a related party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in Other income (loss) for management fee income. During the three months ended September 30, 2011 and 2010, the Company recognized $0.2 million and $0.1 million of compensation expense and $0.2 million and $0.1 million of management fee income related to these consulting agreements, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized $0.6 million and $0.4 million of compensation expense and $0.6 million and $0.4 million of management fee income related to these consulting agreements, respectively.

In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that vest 50%, 25%, and 25% over three years. Since the consulting agreements are with a related party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in Other income (loss) for management fee income. During the three months ended September 30, 2011 and 2010, the Company recognized $0.3 million and $0.3 million of compensation expense and $0.3 million and $0.3 million of management fee income related to these consulting agreements, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized $0.9 million and $1.0 million of compensation expense and $0.9 million and $1.0 million of management fee income related to these consulting agreements, respectively.

Effective June 1, 2011, the Company’s wholly-owned subsidiary, Atlas, entered into an agreement to provide engineering and construction services to the FECR. As of September 30, 2011, Atlas had recorded revenues of $0.6 million and received payments totaling $0.2 million related to this project.

15. IMPAIRMENT OF ASSETS

During the three months ended June 30, 2011, the Company evaluated its locomotive usage and determined that certain of its surplus locomotives were not expected to be placed back into service. As a result of this determination, the Company engaged a locomotive and railcar market advisor to assist management in evaluating the market value of the identified locomotives based on recent sales and current market conditions. The evaluation resulted in the Company recording an impairment of $3.2 million ($2.0 million after tax, $0.04 per share), in accordance with ASC 360, Property, Plant, and Equipment.

During the three months ended September 30, 2011, the Company recorded an additional impairment of $1.9 million ($1.2 million after tax, $0.02 per share), based on a tentative sale agreement for a significant number of the identified locomotives and further evaluation of the market value for the remaining surplus units.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. OTHER CURRENT ASSETS

Other current assets include $10.6 million and $4.8 million of materials and supplies as of September 30, 2011 and December 31, 2010, respectively.

17. OTHER INCOME

In August 2010, the Company entered into a purchase agreement to acquire warrants and other securities of a railroad which was contingent upon that railroad’s principal stockholder not consummating a refusal right to purchase the same securities. The principal stockholder exercised this right and thus based on the terms of the purchase agreement, the Company received a break-up fee of $2 million from the seller. This break-up fee is reflected, net of expenses incurred of $0.2 million, as part of Other (loss) income on the Company’s consolidated statement of operations.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18. GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RailAmerica, Inc.

Consolidating Balance Sheet

September 30, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$82,491	$13,283	$—	$95,774
Accounts and notes receivable, net of allowance	2,599	93,631	11,134	—	107,364
Current deferred tax assets	28,146	—	—	—	28,146
Other current assets	346	19,710	2,162	—	22,218

Total current assets	31,091	195,832	26,579	—	253,502

Property, plant and equipment, net	745	926,409	80,354	—	1,007,508
Intangible assets	—	100,602	34,793	—	135,395
Goodwill	—	204,679	7,428	—	212,107
Other assets	11,016	2,962	—	—	13,978
Investment in and advances to affiliates	1,258,527	1,139,402	41,283	(2,439,212)	—

Total assets	$1,301,379	$2,569,886	$190,437	$(2,439,212)	$1,622,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$290	$—	$—	$290
Accounts payable	8,763	66,587	10,304	—	85,654
Accrued expenses	16,681	25,044	2,894	—	44,619

Total current liabilities	25,444	91,921	13,198	—	130,563

Long-term debt, less current maturities	—	1,997	—	—	1,997
Senior secured notes	572,955	—	—	—	572,955
Deferred income taxes	24,228	181,058	20,261	—	225,547
Other liabilities	5,153	12,660	16	—	17,829

Total liabilities	627,780	287,636	33,475	—	948,891

Commitments and contingencies
Stockholders’ equity:
Common stock	516	1,493	—	(1,493)	516
Additional paid-in capital	583,778	2,231,054	127,263	(2,358,317)	583,778
Retained earnings	87,346	49,573	19,972	(69,545)	87,346
Accumulated other comprehensive income	1,959	130	9,727	(9,857)	1,959

Total stockholders’ equity	673,599	2,282,250	156,962	(2,439,212)	673,599

Total liabilities and stockholders’ equity	$1,301,379	$2,569,886	$190,437	$(2,439,212)	$1,622,490

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the three months ended September 30, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$72	$121,758	$17,835	$—	$139,665

Operating expenses:
Labor and benefits	6,379	31,095	3,905	—	41,379
Equipment rents	29	8,436	581	—	9,046
Purchased services	1,987	8,076	933	—	10,996
Diesel fuel	—	11,046	2,096	—	13,142
Casualties and insurance	185	3,498	323	—	4,006
Materials	42	7,402	435	—	7,879
Joint facilities	—	2,455	4	—	2,459
Other expenses	799	7,599	873	—	9,271
Track maintenance expense reimbursement	(3,879)	—	—	—	(3,879)
Net loss on sale of assets	—	8	—	—	8
Impairment of assets	—	1,723	226	—	1,949
Depreciation and amortization	5	10,954	962	—	11,921

Total operating expenses	5,547	92,292	10,338	—	108,177
Operating (loss) income	(5,475)	29,466	7,497	—	31,488
Interest expense	(3,209)	(13,579)	(1,004)	—	(17,792)
Equity in earnings of subsidiaries	14,969	—	—	(14,969)	—
Other income (loss)	7,180	(5,288)	(2,123)	—	(231)

Income from continuing operations before income taxes	13,465	10,599	4,370	(14,969)	13,465
Provision for income taxes	4,407	—	—	—	4,407

Net income	$9,058	$10,599	$4,370	$(14,969)	$9,058

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the nine months ended September 30, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$187	$351,513	$52,117	$—	$403,817

Operating expenses:
Labor and benefits	19,640	92,617	12,598	—	124,855
Equipment rents	79	24,781	1,741	—	26,601
Purchased services	5,605	23,627	2,197	—	31,429
Diesel fuel	—	34,929	6,958	—	41,887
Casualties and insurance	627	9,396	1,072	—	11,095
Materials	117	17,476	1,299	—	18,892
Joint facilities	—	7,195	19	—	7,214
Other expenses	2,493	23,905	3,478	—	29,876
Track maintenance expense reimbursement	(13,162)	—	—	—	(13,162)
Net loss on sale of assets	—	141	10	—	151
Impairment of assets	—	4,943	226	—	5,169
Depreciation and amortization	14	32,583	2,824	—	35,421

Total operating expenses	15,413	271,593	32,422	—	319,428
Operating (loss) income	(15,226)	79,920	19,695	—	84,389
Interest expense	(10,941)	(40,578)	(3,007)	—	(54,526)
Equity in earnings of subsidiaries	35,255	—	—	(35,255)	—
Other income (loss)	21,579	(14,406)	(6,369)	—	804

Income from continuing operations before income taxes	30,667	24,936	10,319	(35,255)	30,667
Provision for income taxes	8,824	—	—	—	8,824

Net income	$21,843	$24,936	$10,319	$(35,255)	$21,843

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the nine months ended September 30, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,843	$24,936	$10,319	$(35,255)	$21,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt insurance costs classified in interest expense	3,258	32,940	2,814	—	39,012
Equity in earnings of subsidiaries	(35,255)	—	—	35,255	—
Amortization of swap termination costs	9,625	—	—	—	9,625
Net loss on sale or disposal of properties	—	141	10	—	151
Impairment of assets	—	4,943	226	—	5,169
Deferred financing costs expensed	—	719	—	—	719
Equity compensation costs	7,381	—	—	—	7,381
Deferred income taxes and other	4,449	—	4	—	4,453
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,483)	(27,712)	(2,972)	—	(33,167)
Other current assets	(140)	(5,870)	(1,199)	—	(7,209)
Accounts payable	(1,268)	12,443	5,873	—	17,048
Accrued expenses	12,742	(4,564)	(211)	—	7,967
Other assets and liabilities	(340)	(427)	(486)	—	(1,253)

Net cash provided by operating activities	19,812	37,549	14,378	—	71,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(274)	(88,334)	(4,910)	—	(93,518)
NECR government grant reimbursements	—	31,329	—	—	31,329
Proceeds from sale of assets	—	7,358	240	—	7,598
Acquisitions, net of cash acquired	—	(12,716)	—	—	(12,716)
Other	(65)	—	—	—	(65)

Net cash used in investing activities	(339)	(62,363)	(4,670)	—	(67,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(263)	—	—	(263)
Receipts / (disbursements) on intercompany debt	38,191	(26,876)	(11,315)	—	—
Repurchase of common stock	(57,664)	—	—	—	(57,664)
Deferred financing costs paid	—	(2,891)	—	—	(2,891)

Net cash used in financing activities	(19,473)	(30,030)	(11,315)	—	(60,818)

Effect of exchange rates on cash	—	—	(743)	—	(743)

Net decrease in cash	—	(54,844)	(2,350)	—	(57,194)
Cash, beginning of period	—	137,335	15,633	—	152,968

Cash, end of period	$—	$82,491	$13,283	$—	$95,774

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Balance Sheet

December 31, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$137,335	$15,633	$—	$152,968
Accounts and notes receivable, net of allowance	116	65,920	8,632	—	74,668
Current deferred tax assets	12,769	—	—	—	12,769
Other current assets	205	13,976	1,019	—	15,200

Total current assets	13,090	217,231	25,284	—	255,605

Property, plant and equipment, net	485	898,155	82,982	—	981,622
Intangible assets	—	103,935	36,611	—	140,546
Goodwill	—	204,679	7,816	—	212,495
Other assets	12,401	984	—	—	13,385
Investment in and advances to affiliates	1,265,556	1,119,507	33,534	(2,418,597)	—

Total assets	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$403	$—	$—	$403
Accounts payable	7,311	54,150	4,797	—	66,258
Accrued expenses	3,939	29,362	3,612	—	36,913

Total current liabilities	11,250	83,915	8,409	—	103,574

Long-term debt, less current maturities	—	2,147	—	—	2,147
Senior secured notes	571,161	—	—	—	571,161
Deferred income taxes	(1,087)	182,747	21,325	—	202,985
Other liabilities	5,459	13,113	465	—	19,037

Total liabilities	586,783	281,922	30,199	—	898,904

Commitments and contingencies
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	636,757	2,218,338	130,816	(2,349,154)	636,757
Retained earnings	65,503	42,633	9,653	(52,286)	65,503
Accumulated other comprehensive income	1,940	105	15,559	(15,664)	1,940

Total stockholders’ equity	704,749	2,262,569	156,028	(2,418,597)	704,749

Total liabilities and stockholders’ equity	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the three months ended September 30, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$51	$111,991	$16,215	$—	$128,257

Operating expenses:
Labor and benefits	4,551	30,346	3,848	—	38,745
Equipment rents	26	8,144	551	—	8,721
Purchased services	1,629	7,508	693	—	9,830
Diesel fuel	—	8,124	1,636	—	9,760
Casualties and insurance	257	4,010	549	—	4,816
Materials	49	6,244	489	—	6,782
Joint facilities	—	2,452	2	—	2,454
Other expenses	801	7,102	882	—	8,785
Net gain on sale of assets	—	(1,601)	(107)	—	(1,708)
Depreciation and amortization	1	10,763	817	—	11,581

Total operating expenses	7,314	83,092	9,360	—	99,766
Operating (loss) income	(7,263)	28,899	6,855	—	28,491
Interest expense	(2,836)	(15,762)	(1,137)	—	(19,735)
Equity in earnings of subsidiaries	12,959	—	—	(12,959)	—
Other income (loss)	8,160	(4,813)	(1,083)	—	2,264

Income from continuing operations before income taxes	11,020	8,324	4,635	(12,959)	11,020
Provision for income taxes	3,052	—	—	—	3,052

Net income	$7,968	$8,324	$4,635	$(12,959)	$7,968

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the nine months ended September 30, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$152	$315,203	$47,300	$—	$362,655

Operating expenses:
Labor and benefits	16,285	86,317	11,779	—	114,381
Equipment rents	88	24,423	1,346	—	25,857
Purchased services	5,304	20,795	1,959	—	28,058
Diesel fuel	—	26,276	5,246	—	31,522
Casualties and insurance	785	10,678	1,792	—	13,255
Materials	122	13,185	1,274	—	14,581
Joint facilities	—	6,523	22	—	6,545
Other expenses	2,447	21,247	2,468	—	26,162
Net loss (gain) on sale of assets	1	(1,667)	(51)	—	(1,717)
Depreciation and amortization	54	30,864	2,341	—	33,259

Total operating expenses	25,086	238,641	28,176	—	291,903
Operating (loss) income	(24,934)	76,562	19,124	—	70,752
Interest expense	(14,866)	(46,343)	(3,383)	—	(64,592)
Equity in earnings of subsidiaries	28,063	—	—	(28,063)	—
Other income (loss)	12,498	(14,425)	(3,250)	—	(5,177)

Income from continuing operations before income taxes	761	15,794	12,491	(28,063)	983
(Benefit from) provision for income taxes	(472)	360	(138)	—	(250)

Net income	$1,233	$15,434	$12,629	$(28,063)	$1,233

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,233	$15,434	$12,629	$(28,063)	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	3,375	31,147	2,341	—	36,863
Equity in earnings of subsidiaries	(28,063)	—	—	28,063	—
Amortization of swap termination costs	16,582	—	—	—	16,582
Net gain on sale or disposal of properties	—	(1,668)	(49)	—	(1,717)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	5,525	—	—	—	5,525
Deferred income taxes and other	(4,111)	360	(19)	—	(3,770)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(60)	(5,655)	(3,850)	—	(9,565)
Other current assets	(212)	8,327	941	—	9,056
Accounts payable	3,220	(2,027)	(4,001)	—	(2,808)
Accrued expenses	13,057	(1,096)	(1,635)	—	10,326
Other assets and liabilities	(866)	21	(1,365)	—	(2,210)

Net cash provided by operating activities	18,037	44,843	4,992	—	67,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(417)	(42,174)	(4,180)	—	(46,771)
Proceeds from sale of assets	—	3,035	216	—	3,251
Acquisitions, net of cash acquired	—	(23,926)	—	—	(23,926)

Net cash used in investing activities	(417)	(63,065)	(3,964)	—	(67,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(391)	—	—	(391)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
Receipts / (disbursements) on intercompany debt	(63,240)	67,993	(4,753)	—	—
Repurchase of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash used in financing activities	(139,661)	67,473	(4,753)	—	(76,941)

Effect of exchange rates on cash	—	—	195	—	195

Net (decrease) increase in cash	(122,041)	49,251	(3,530)	—	(76,320)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$104,079	$9,819	$—	$113,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Acquisitions and Business Development

On May 11, 2011, the Company acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads, known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc. The results of operations of the railroads have been included in the Company’s consolidated financial statements since May 11, 2011, the acquisition date.

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

In August 2010, our New England Central Railroad, (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds and materials to the project. In September 2011, the grant agreement was amended and NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed within two years from the grant date.

Managing Business Performance

We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings and productivity initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.

Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads increased in 2010 as the economy improved, but have declined during the first nine months of 2011, primarily due to challenging weather conditions and lower coal shipments. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by carefully analyzing pricing decisions to improve our freight revenue per carload.

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

Commodity Mix

Each of our 43 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended September 30, 2011, coal, agricultural products and chemicals accounted for 17%, 14% and 12%, respectively, of our carloads. As a percentage of our freight revenue, chemicals, agricultural products and pulp, paper, and allied products generated 15%, 15% and 11%, respectively, for the three months ended September 30, 2011. Freight revenue per carload is impacted by several factors including the length of haul.

Overview

Three months ended September 30, 2011

Operating revenue in the three months ended September 30, 2011, was $139.7 million, compared with $128.3 million in the three months ended September 30, 2010. The 9% increase in our operating revenue was primarily due to rate increases, change in commodity mix, higher fuel surcharge and higher non-freight revenue, partially offset by a 6% decrease in carloads.

Freight revenue increased $7.0 million, or 7%, in the three months ended September 30, 2011, compared with the three months ended September 30, 2010, primarily due to rate increases, change in commodity mix and an increase in fuel surcharge, partially offset by a decrease in carloads. Non-freight revenue increased $4.4 million, or 14%, in the three months ended September 30, 2011, compared with the three months ended September 30, 2010, due to an increase in engineering services revenue and increases in demurrage and car repair income.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 77.5% in the three months ended September 30, 2011, compared with an operating ratio of 77.8% in the three months ended September 30, 2010. This improvement was primarily due to the lack of track maintenance credits in 2010, partially offset by impairment of assets and increased diesel fuel expenses. Operating expenses were $108.2 million in the three months ended September 30, 2011, compared with $99.8 million in the three months ended September 30, 2010, an increase of $8.4 million, or 8%.

In 2011, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper pays for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the quarter ended September 30, 2011, the Shipper paid for $4.0 million of maintenance expenditures and we incurred $0.1 million of consulting fees related to the agreement. The track maintenance tax credit was not renewed by Congress for 2010 until December 2010, resulting in no Shipper reimbursements in the three months or nine months ended September 30, 2010. The track maintenance tax credit expires on December 31,2011 and has not yet been renewed by Congress for 2012 and beyond.

Net income in the three months ended September 30, 2011, was $9.1 million, compared to $8.0 million in the three months ended September 30, 2010. Net income in the three months ended September 30, 2010 included $1.8 million of income related to a transaction break-up fee.

Nine months ended September 30, 2011

Operating revenue in the nine months ended September 30, 2011, was $403.8 million, compared with $362.7 million in the nine months ended September 30, 2010. The 11% increase in our operating revenue was primarily due to rate increases, change in commodity mix, higher fuel surcharge and higher non-freight revenue, partially offset by a 3% decrease in carloads.

Freight revenue increased $17.1 million, or 6%, in the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to rate increases, changes in commodity mix and an increase in fuel surcharge. Non-freight revenue increased $24.1 million, or 33%, in the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to an increase in engineering services revenue as a result of the acquisition of Atlas, an increase in other revenue related to the October 2010 OVRR operating agreement, as well as increases in demurrage and car repair income.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 79.1% in the nine months ended September 30, 2011, compared with an operating ratio of 80.5% in the nine months ended September 30, 2010. This improvement was primarily due to the lack of track maintenance credits in 2010, partially offset by increased diesel fuel expenses and impairment of assets. Operating expenses were $319.4 million in the nine months ended September 30, 2011, compared with $291.9 million in the nine months ended September 30, 2010, an increase of $27.5 million, or 9%.

For the nine months ended September 30, 2011, the Shipper paid for $13.4 million of maintenance expenditures and $4.1 million of capital expenditures and we incurred $0.4 million of consulting fees related to the agreement.

Net income in the nine months ended September 30, 2011, was $21.8 million, compared to $1.2 million in the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2010 included $1.8 million of income related to a transaction break-up fee and $8.4 million of charges related to the extinguishment of $74 million of senior secured notes.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of operations for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011		2010
Operating revenue	$139,665	100.0%	$128,257	100.0%
Operating expenses:
Labor and benefits	41,379	29.7%	38,745	30.2%
Equipment rents	9,046	6.5%	8,721	6.8%
Purchased services	10,996	7.9%	9,830	7.7%
Diesel fuel	13,142	9.4%	9,760	7.6%
Casualties and insurance	4,006	2.9%	4,816	3.8%
Materials	7,879	5.6%	6,782	5.3%
Joint facilities	2,459	1.8%	2,454	1.9%
Other expenses	9,271	6.6%	8,785	6.8%
Track maintenance expense reimbursement	(3,879)	(2.8%)	—	0.0%
Net loss (gain) on sale of assets	8	0.0%	(1,708)	(1.3%)
Impairment of assets	1,949	1.4%	—	0.0%
Depreciation and amortization	11,921	8.5%	11,581	9.0%

Total operating expenses	108,177	77.5%	99,766	77.8%
Operating income	31,488	22.5%	28,491	22.2%
Interest expense, including amortization costs	(17,792)		(19,735)
Other (loss) income	(231)		2,264

Income from continuing operations before income taxes	13,465		11,020
Provision for income taxes	4,407		3,052

Net income	$9,058		$7,968

Operating Revenue

Operating revenue increased by $11.4 million, or 9%, to $139.7 million in the three months ended September 30, 2011, from $128.3 million in the three months ended September 30, 2010. Total carloads during the three months ended September 30, 2011 decreased 6% to 206,975 in 2011 from 219,499 in the three months ended September 30, 2010. The increase in operating revenue was due to rate increases, change in commodity mix, an increase in fuel surcharge, which increased $3.5 million from prior year, and higher non-freight revenue.

The increase in the average revenue per carload to $506 in the three months ended September 30, 2011, from $445 in the comparable period in 2010 was primarily due to rate increases, commodity mix and fuel surcharge.

Non-freight revenue increased by $4.4 million, or 14%, to $35.0 million in the three months ended September 30, 2011 from $30.6 million in the three months ended September 30, 2010, primarily due to an increase in engineering services income and increases in demurrage, car repair revenue and real estate revenue, partially offset by a decrease in storage income and car hire income.

The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Freight Revenue	Carloads	Average Freight Revenue per Carload	Freight Revenue	Carloads	Average Freight Revenue per Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$54,450	94,409	$577	$48,501	92,732	$523
Agricultural Products	23,390	43,076	543	23,333	46,390	503
Construction Products	18,081	34,155	529	15,528	33,201	468
Coal	8,738	35,335	247	10,303	47,176	218

Total	$104,659	$206,975	$506	$97,665	$219,499	$445

Freight revenue was $104.7 million in the three months ended September 30, 2011, compared to $97.7 million in the three months ended September 30, 2010, an increase of $7.0 million or 7%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $5.9 million, or 12%. Within this category, pulp, paper and allied products carloads increased 6% as a result of increases in fiber board and pulp shipments and waste and scrap materials carloads increased 5% as a result of increased scrap metal volume. These carload increases were partially offset by carload declines of 8% and 2% for petroleum and metallic ores and metals, respectively. Revenue per carload increased 10% for the category, primarily as a result of higher rates and mix;

•

Agricultural Products revenue was essentially flat, as agricultural products carloads decreased 11% as a result of fewer shipments of corn and whole grain products. This was partially offset by a 3% increase in carloads for food and kindred products. Revenue per carload in the category increased 8% due to favorable rates and mix;

•	Construction Products revenue increased $2.6 million, or 16%. Forest products carloads increased 7% and revenue per carload increased 13% due to higher rates and mix; and

•	Coal revenue decreased $1.6 million, or 15%. Coal carloads declined 25% mainly due to sourcing shifts impacting our Indiana Southern Railroad and maintenance downtime at a facility that we serve.

Operating Expenses

Operating expenses increased to $108.2 million in the three months ended September 30, 2011, from $99.8 million in the three months ended September 30, 2010. The operating ratio was 77.5% in 2011 compared to 77.8% in 2010. The decrease in the operating ratio was primarily due to the benefit from track maintenance reimbursements in 2011, partially offset by the impairment of assets and increased diesel fuel costs in the three months ended September 30, 2011 as compared to the same period in 2010.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $2.6 million, or 7%, primarily due to increased headcount and overtime ($1.6 million), increased profit sharing costs ($0.7 million), and restricted stock amortization ($0.4 million);

•

Equipment rents expense increased $0.3 million, or 4%, primarily due to increased car hire ($0.7 million) and increased construction activity for Atlas ($0.3 million), partially offset by a reduction in railcar and locomotive lease expenses ($0.7 million);

•	Purchased services expense increased $1.2 million, or 12%, primarily due to increased construction activity for Atlas ($1.1 million);

•

Diesel fuel expense increased $3.4 million, or 35%, primarily due to higher average fuel costs of $3.32 per gallon in 2011 compared to $2.37 per gallon in 2010, resulting in a $3.6 million increase in fuel expense, partially offset by slightly lower consumption;

•	Casualties and insurance expense decreased $0.8 million, or 17%, primarily due to the settlement of other incidents in the prior year ($0.8 million);

•

Materials expense increased $1.1 million, or 16%, primarily due to the acquisition of Atlas ($0.9 million) and an increase in car repair material purchases ($0.3 million) as a result of an increase in car repair activities;

•	Joint facilities expense was relatively flat, as compared to the same period in 2010;

•	Other expenses increased $0.5 million, or 6%, primarily due to increased construction activity for Atlas ($0.4 million) and increased taxes ($0.3 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $4.0 million of maintenance expenditures, partially offset by $0.1 million of related consulting fees;

•	Asset sales resulted in a de minimis net loss in the three months ended September 30, 2011 compared to a net gain of $1.7 million in the three months ended September 30, 2010;

•

Impairment of assets was $1.9 million in the three months ended September 30, 2011, related to a tentative sale agreement for various locomotives and the further evaluation of the market value of the remaining units identified for potential fleet reductions; and

•	Depreciation and amortization expense increased $0.3 million, or 3%, due to the capitalization and depreciation of 2011 and 2010 capital projects.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $1.9 million to $17.8 million for the three months ended September 30, 2011, from $19.7 million in the three months ended September 30, 2010. This decrease is primarily due to the decrease of swap termination cost amortization to $2.7 million during the three months ended September 30, 2011 from $4.9 million during the three months ended September 30, 2010. Interest expense includes $4.0 million and $6.0 million of amortization costs for the three months ended September 30, 2011 and 2010, respectively.

Other (loss) Income. Other loss during the three months ended September 30, 2011, includes the write-off of $0.7 million in deferred loan costs related to the cancellation of the Company’s ABL facility partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other income during the three months ended September 30, 2010, primarily relates to $1.8 million of income related to a transaction break-up fee during the third quarter of 2010. Other income also includes the same management fee income discussed above.

Income Taxes. The overall income tax rate for the three months ended September 30, 2011 and 2010 for continuing operations was a provision of 32.7% and a provision of 27.7%, respectively. The overall tax rate for the three months ended September 30, 2011 was favorably impacted by the reduction of tax reserves due to the lapse of the statute of limitations ($0.3 million). The overall tax rate for the three months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income along with the reduction of tax reserves due to the lapse of the statute of limitations ($0.8 million).

Comparison of Operating Results for the Nine months Ended September 30, 2011 and 2010

The following table sets forth the results of operations for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011		2010
Operating revenue	$403,817	100.0%	$362,655	100.0%
Operating expenses:
Labor and benefits	124,855	30.9%	114,381	31.6%
Equipment rents	26,601	6.6%	25,857	7.1%
Purchased services	31,429	7.8%	28,058	7.7%
Diesel fuel	41,887	10.4%	31,522	8.7%
Casualties and insurance	11,095	2.7%	13,255	3.7%
Materials	18,892	4.7%	14,581	4.0%
Joint facilities	7,214	1.8%	6,545	1.8%
Other expenses	29,876	7.4%	26,162	7.2%
Track maintenance expense reimbursement	(13,162)	(3.3%)	—	0.0%
Net loss (gain) on sale of assets	151	0.0%	(1,717)	(0.5%)
Impairment of assets	5,169	1.3%	—	0.0%
Depreciation and amortization	35,421	8.8%	33,259	9.2%

Total operating expenses	319,428	79.1%	291,903	80.5%
Operating income	84,389	20.9%	70,752	19.5%
Interest expense, including amortization costs	(54,526)		(64,592)
Other income (loss)	804		(5,177)

Income from continuing operations before income taxes	30,667		983
Provision for (benefit from) income taxes	8,824		(250)

Net income	$21,843		$1,233

Operating Revenue

Operating revenue increased by $41.2 million, or 11%, to $403.8 million in the nine months ended September 30, 2011, from $362.7 million in the nine months ended September 30, 2010. Total carloads during the nine months ended September 30, 2011 decreased 3% to 628,112 in 2011 from 649,017 in the nine months ended September 30, 2010. The increase in operating revenue was due to the acquisition and growth of Atlas, rate increases, change in commodity mix and an increase in fuel surcharge, which increased $7.8 million from prior year.

The increase in the average revenue per carload to $490 in the nine months ended September 30, 2011, from $448 in the comparable period in 2010 was primarily due to rate increases, commodity mix, and fuel surcharge.

Non-freight revenue increased by $24.1 million, or 33%, to $96.0 million in the nine months ended September 30, 2011 from $71.9 million in the nine months ended September 30, 2010, primarily due to an increase in engineering services revenue, as a result of the acquisition and growth of Atlas, demurrage, an increase in other revenue related to the October 2010 OVRR operating agreement, car repair revenue, real estate revenue and other revenue, partially offset by decreases in car hire income.

The following table compares our freight revenue, carloads and average freight revenue per carload for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Freight Revenue	Carloads	Average Freight Revenue per Carload	Freight Revenue	Carloads	Average Freight Revenue per Carload

	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$159,370	280,662	$568	$147,010	277,839	$529
Agricultural Products	71,036	135,821	523	67,401	140,321	480
Construction Products	52,328	100,867	519	46,690	96,715	483
Coal	25,127	110,762	227	29,661	134,142	221

Total	$307,861	628,112	$490	$290,762	649,017	$448

Freight revenue was $307.9 million in the nine months ended September 30, 2011, compared to $290.8 million in the nine months ended September 30, 2010, an increase of $17.1 million or 6%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $12.4 million, or 8%. Within this category, pulp, paper and allied products carloads increased 8%, metallic ores and metals carloads increased 3% as a result of increased production at manufacturing facilities we serve in Canada and the Midwest and higher traffic hauled on behalf of other railroads, and chemical carloads increased 2% as a result of increased shipments on behalf of another railroad. These carload increases were partially offset by carload declines of 12% for motor vehicles and 10% for petroleum. Revenue per carload increased 7% for the category, primarily due to higher rates and mix;

•	Agricultural products revenue increased $3.6 million, or 5%. Revenue per carload increased 9% for the category, due to higher rates and mix, partially offset by 3% lower carloads in 2011;

•

Construction products revenue increased $5.6 million, or 12%. Non-metallic minerals and products carloads increased 6%, and revenue per carload increased 7% for the category, primarily due to higher rates and mix; and

•	Coal revenue decreased $4.5 million, or 15%. Coal carloads decreased 17% as a result of a sourcing shift in our Indiana business, partially offset by revenue per carload increases of 3%.

Operating Expenses

Operating expenses increased to $319.4 million in the nine months ended September 30, 2011, from $291.9 million in the nine months ended September 30, 2010. The operating ratio was 79.1% in 2011 compared to 80.5% in 2010. The improvement in the operating ratio was primarily due to including the benefit from the track maintenance reimbursements in 2011, partially offset by an increase in diesel fuel expense in 2011 and impairment of assets.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $10.5 million, or 9%, primarily due to increased headcount and overtime ($5.1 million), increased salaries and wages as a result of the acquisition and growth of Atlas ($4.2 million), severance costs ($1.6 million), and restricted stock amortization ($1.5 million), partially offset by decreases in health insurance expense and profit sharing costs totaling approximately $1.9 million;

•

Equipment rents expense increased $0.7 million, or 3%, primarily due to higher car hire costs ($2.0 million) and the acquisition and growth of Atlas ($0.8 million), partially offset by a $2.0 million reduction in railcar and locomotive lease expense from the expiration of certain leased cars and the purchase of previously leased locomotives;

•

Purchased services expense increased $3.4 million, or 12%, primarily due to the acquisition and growth of Atlas ($3.0 million) and an increase in data processing fees and professional fees for special projects ($1.6 million), partially offset by a decrease in legal fees ($1.1 million);

•

Diesel fuel expense increased $10.4 million, or 33%, primarily due to higher average fuel costs of $3.28 per gallon in 2011 compared to $2.38 per gallon in 2010, resulting in a $11.1 million increase in fuel expense, partially offset by a favorable consumption variance of $0.8 million due to the decrease in carload volume;

•

Casualties and insurance expense decreased $2.2 million, or 16%, primarily due to the reduction of reserves as a result of the expiration of the statute of limitations related to the Indiana & Ohio Railway (“IORY”) styrene incident ($1.2 million) and the settlement of other incidents in prior years ($1.0 million);

•

Materials expense increased $4.3 million, or 30%, primarily due to a $2.3 million increase in car repair material purchases as a result of an increase in car repair activities and the acquisition and growth of Atlas ($2.1 million);

•	Joint facilities expense increased $0.7 million, or 10%, primarily due to changes in traffic patterns;

•

Other expenses increased $3.7 million, or 14%, primarily due to the acquisition and growth of Atlas ($1.8 million), increases in automotive fuel expense and travel and crew expenses ($0.7 million), increases in rent ($0.5 million), increases in utilities and communication expenses ($0.3 million) and increases in other taxes ($0.2 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $13.4 million of maintenance expenditures, partially offset by $0.3 million of related consulting fees;

•	Asset sales resulted in a net loss of $0.2 million in the nine months ended September 30, 2011 compared to a net gain of $1.7 million in the nine months ended September 30, 2010;

•	Impairment of assets was $5.2 million in the nine months ended September 30, 2011as a result of plans to reduce the fleet of locomotives; and

•	Depreciation and amortization expense increased $2.2 million, or 7%, due to the capitalization and depreciation of 2011 and 2010 capital projects and the acquisition of Atlas.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $10.1 million to $54.5 million for the nine months ended September 30, 2011, from $64.6 million in the nine months ended September 30, 2010. This decrease is primarily due to a decrease in the principal amount of the senior secured notes as a result of the June 2010 $74 million repayment and the decrease of swap termination cost amortization to $9.6 million during the nine months ended September 30, 2011 from $16.6 million during the nine months ended September 30, 2010. Interest expense includes $13.2 million and $20.2 million of amortization costs for the nine months ended September 30, 2011 and 2010, respectively.

Other Income (Loss). Other income during the nine months ended September 30, 2011, primarily relates to management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties, partially offset by the write-off of $0.7 million in deferred loan costs related to the cancellation of the Company’s ABL. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other loss during the nine months ended September 30, 2010, primarily relates to $8.4 million of costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010. These costs are partially offset by the $1.8 million of income related to a transaction break-up fee during the third quarter of 2010 and the same management fee income discussed above.

Income Taxes. The overall income tax rate for the nine months ended September 30, 2011 and 2010 for continuing operations was a provision of 28.8% and a benefit of 25.4%, respectively. The overall tax rate for the nine months ended September 30, 2011 was favorably impacted by an adjustment of deferred tax balances resulting from a change in tax law ($1.6 million) and the reduction of tax reserves due to the lapse of the statute of limitations ($0.3 million). The overall tax rate for the nine months ended September 30, 2010 was favorably impacted by the jurisdictional mix of operating income, the reduction of tax reserves due to the lapse of the statute of limitations ($0.8 million) and offset by an expense relating to stock-based compensation plans ($1.1 million).

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2011, there was a net cash inflow from operations of $71.7 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”

Operating Activities

Cash provided by operating activities was $71.7 million for the nine months ended September 30, 2011, compared to $67.9 million for the nine months ended September 30, 2010. The increase in cash flows from operating activities was primarily due to earnings.

Investing Activities

Cash used in investing activities was $67.4 million for the nine months ended September 30, 2011, compared to $67.4 million for the nine months ended September 30, 2010. Cash used in investing activities included cash used for the acquisition of three short line railroads for $12.7 million in 2011 and Atlas Railroad Construction Company for $23.9 million in 2010. Capital expenditures, net of NECR grant reimbursements were higher in 2011 at $62.2 million compared to $46.8 million in 2010, primarily due to our portion of NECR expenditures and the purchase of 26 previously leased locomotives for $4.5 million. Asset sale proceeds were $7.6 million for the nine months ended September 30, 2011 compared to $3.3 million for the nine months ended September 30, 2010.

Financing Activities

Cash used in financing activities was $60.8 million for the nine months ended September 30, 2011, compared to $76.9 million in the nine months ended September 30, 2010. The cash used in financing activities in the nine months ended September 30, 2011 was primarily due to the repurchase of common stock of $57.7 million as part of stock repurchase programs announced on February 23, 2011 and August 30, 2011. The cash used in financing activities in the nine months ended September 30, 2010 was primarily for the repayment of $74.0 million of the senior secured notes in the second quarter of 2010.

Working Capital

As of September 30, 2011, we had working capital of $122.9 million, including cash on hand of $95.8 million, and approximately $75 million of availability under the Revolving Credit Facility, compared to working capital of $152.0 million, including cash on hand of $153.0 million, and $21.4 million of availability under the ABL Facility at December 31, 2010. The working capital decrease at September 30, 2011, compared to December 31, 2010, is primarily due to the use of cash to repurchase $57.7 million of common stock as part of stock repurchase plans and the acquisition of three short-line railroads for $12.7 million. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements.

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

$40 million ABL Facility

In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility matured on June 23, 2013 and bore interest at LIBOR plus 4.00%. Obligations under the ABL Facility were secured by a first-priority lien in the ABL collateral. ABL collateral included accounts receivable, deposit accounts, securities accounts and cash.

The ABL Facility was replaced by our $75 million Revolving Credit Facility on August 29, 2011.

$75 Million Revolving Credit Facility

On August 29, 2011, we entered into a credit agreement (the “Revolving Credit Facility”) among us and our subsidiary RailAmerica Transportation Corp. (“RATC”, and together with us, the “Borrowers”), the lenders party thereto from time to time, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, that provides for a revolving line of credit of up to $75 million to be used for working capital and general corporate purposes.

The Revolving Credit Facility has a five year term, with a maturity date of August 29, 2016. Amounts available under the Revolving Credit Facility are available for immediate drawdown, subject to the applicable financial covenants and restrictions, certain of which are described below.

The loans under the Revolving Credit Facility bear interest, at the Borrowers’ option, at a rate per annum of either (a) the Eurodollar Rate plus 3.50% or (b) the Adjusted Base Rate plus 2.50%. In each instance, if certain financial covenants and restrictions are met by Borrower, the applicable margin shall be reduced by 0.25%. In connection with the Revolving Credit Facility, the Borrowers will pay a commitment fee of 0.50% based on the daily amount of unused commitments made available under the Revolving Credit Facility.

The Revolving Credit Facility will be fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain of our existing and future direct and indirect subsidiaries.

All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) will be secured on a pari passu basis with the liens under our 9.25% senior secured notes due July 1, 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) will be secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

The Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants, including among other things and subject to the exceptions set forth therein, limitations on indebtedness, liens, fundamental changes, sale of assets, investments, restricted payments, debt payments and certain amendments, sale leasebacks, affiliates, restrictive agreements changes in business and issuance of capital stock.

The Revolving Credit Facility and indenture governing the senior secured notes contain various covenants and restrictions that will limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes.

There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2011.

Covenants to Senior Secured Notes

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

We and our restricted subsidiaries are prohibited from incurring or issuing additional indebtedness and disqualified stock and our restricted subsidiaries are prohibited from issuing preferred stock unless our fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters would have been at least 2.00 to 1.00 on a pro forma basis. In addition, we may, among other things, incur certain credit facilities debt not to exceed the greater of (i) $60 million and (ii) the borrowing base; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as we would be permitted to incur at least an additional $1 of indebtedness under its fixed charge ratio or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.

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

Covenants to Revolving Credit Facility

The Revolving Credit Facility includes customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) mergers, acquisitions and asset sales, (iii) investments and loans, (iv) dividends and other payments with respect to capital stock, (v) redemption and repurchase of capital stock, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, we will be subject to a minimum coverage ratio of Consolidated Senior Secured Debt to Adjusted EBITDA (which for purposes of the minimum coverage ratio will exclude the tax credits available under Section 45G of the Internal Revenue Code) beginning at 5.0 to 1.0 in the third quarter 2011 and gradually reducing to 3.5 to 1.0 beginning in the fourth quarter of 2015, in all cases on a pro forma basis.

The covenants are subject to important exceptions and qualifications described below.

We may, among other things, incur certain indebtedness that (a) provides for a maturity date of no less than 91 days after the maturity date of the Revolving Credit Facility, (b) does not provide for any mandatory redemption or prepayment and (c) on a pro forma basis, the fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as our fixed charge coverage ratio for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.

Adjusted EBITDA, as defined in the indenture governing the senior secured notes and the credit agreement governing the Revolving Credit Facility, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$19,011	$9,142	$71,739	$67,872
Changes in working capital accounts	13,940	18,975	16,614	(4,799)
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(13,148)	(12,724)	(39,012)	(36,863)
Amortization of swap termination costs	(2,747)	(4,874)	(9,625)	(16,582)
Net gain (loss) on sale or disposal of properties	(8)	1,708	(151)	1,717
Impairment of assets	(1,949)	—	(5,169)	—
Loss on debt extinguishment	—	—	—	(8,357)
Equity compensation costs	(2,402)	(2,035)	(7,381)	(5,525)
Financing costs	(719)	—	(719)	—
Deferred income taxes	(2,920)	(2,224)	(4,453)	3,770

Net income	9,058	7,968	21,843	1,233

Add:
Provision for (benefit from) income taxes	4,407	3,052	8,824	(250)
Interest expense, including amortization costs	17,792	19,735	54,526	64,592
Depreciation and amortization	11,921	11,581	35,421	33,259

EBITDA	43,178	42,336	120,614	98,834
Add:
Equity compensation costs	2,402	2,035	7,381	5,525
Impairment of assets	1,949	—	5,169	—
Loss on debt extinguishment	—	—	—	8,357
Financing costs	719	—	719	—
Acquisition expense	203	(1,710)	518	(1,449)

Adjusted EBITDA	$48,451	$42,661	$134,401	$111,267

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

Interest Rate Swaps

On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2010. Interest expense of $9.6 million was recognized during the nine months ended September 30, 2011 for the portion of the hedge deemed ineffective. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the nine months ended September 30, 2010. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of September 30, 2011, accumulated other comprehensive loss included $6.9 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $7.1 million, or $4.3 million, net of tax.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of September 30, 2011, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended September 30, 2011, the Canadian dollar decreased 8% in value in comparison to the U.S dollar. The average rate for the three months ended September 30, 2011, was 6% higher than it was for the same period in 2010. The increase in the average Canadian dollar exchange rate led to an increase of $0.9 million in reported revenue and a $0.7 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $1.8 million and operating income by $0.8 million.

During the nine months ended September 30, 2011, the Canadian dollar increased 2% in value in comparison to the U.S dollar. The average rate for the nine months ended September 30, 2011, was 6% higher than it was for the same period in 2010. The increase in the average Canadian dollar exchange rate led to an increase of $2.8 million in reported revenue and a $0.7 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $5.2 million and operating income by $2.0 million.

Interest Rates. Our senior secured notes issued in September 2009 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our Revolving Credit Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not currently have any outstanding balances under this facility, but if we were to draw upon it, we would be subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 9.4% of total operating revenues during the three months ended September 30, 2011. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2011, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1934, as amended). During the three months ended September 30, 2011, the Company accepted 4,557 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	2,224	$15.39	-	$—
August 1 through August 31, 2011	1,699	$12.34	-	$—
September 1 through September 30, 2011	587,304	$12.88	586,670	$17,437,622

Total	591,227	$12.88	586,670	$17,437,622

On February 23, 2011, we announced that our Board of Directors had approved a $50 million stock repurchase program. Under the program, we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. On April 18, 2011, we completed this stock repurchase program, repurchasing a total of 3,036,769 shares at a weighted average cost of $16.46 per share.

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25.0 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions.

ITEM 6.	EXHIBITS

Exhibits

10.20	Credit Agreement, dated as of August 29, 2011, among RailAmerica, Inc., RailAmerica Transportation Corp., Citibank N.A. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.20 to RailAmerica, Inc.’s Form 8-K filed on August 31, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from RailAmerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2011	RAILAMERICA, INC.

By: /s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)