Form 10-K
period 2011-12-31
RAILAMERICA INC /DE
filed 2012-02-23
CIK 887637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011,

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2011 was $228,803,600 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of February 21, 2012 was 50,530,991.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Certain statements in this Annual Report on Form 10-K and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, goodwill assessment risks, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (the “SEC”). In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause our actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based. Except where the context otherwise requires, the terms “RailAmerica,” “we,” “us,” or “our” refer to the business of RailAmerica, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 U.S. states and three Canadian provinces. Our railroad portfolio represents an important component of North America’s transportation infrastructure, carrying large quantities of freight for a highly diverse customer base. In 2011, our railroads transported approximately 840,000 carloads of freight for approximately 1,500 customers, hauling a wide range of products such as farm and food products, lumber and forest products, paper and paper products, metals, chemicals and coal.

We were incorporated in Delaware on March 31, 1992 as a holding company for two pre-existing railroad companies. On February 14, 2007, we were acquired by RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (“Fortress”). On October 16, 2009, we completed an initial public offering. During the period from our formation until today, we have grown both through the expansion of the traffic base on our existing railroads and through acquisitions of additional North American railroads and railroad-related properties.

Our Internet website address is www.railamerica.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website other registration statements, prospectuses, and reports filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. These filings may be found by selecting the option entitled “SEC FILINGS” in the “INVESTOR RELATIONS” section on our website. Additionally, our corporate governance guidelines, board committee charters, code of business conduct and ethics and code of ethics for principal executive and senior financial officers are available on our website and in print to any stockholder who requests them. Information contained in or connected to our website is not part of this report.

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

Expanding our non-freight services and revenue: We intend to continue to expand and grow the non-freight services we offer to both our rail customers and other parties. Non-freight services offered to our rail customers include switching (i.e., managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, third-party railcar repair, engineering infrastructure services and demurrage. Many of these services leverage our existing customer relationships and generate additional revenue at attractive margins with minimal capital investment. We also seek to grow our revenue from non-transportation uses of our land holdings such as land leases, crossing or access rights, subsurface rights, signboards and cellular communication towers, among others. These sources of revenue are an important area of focus by our management as such revenue has minimal associated operating costs or capital expenditures and represents a recurring, high margin cash flow stream.

Pursuing opportunistic acquisitions: The North American short line and regional railroad industry is highly fragmented, with approximately 558 short line and regional railroads operating approximately 43,000 miles of track. We believe that opportunistically acquiring additional short line and regional railroads, or other railroad-related or transportation-related businesses, will enable us to grow our revenue and achieve a number of additional benefits including, among others, expanding and enhancing our services, further diversifying our portfolio and achieving economies of scale by leveraging senior management experience and corporate costs over a broader revenue base.

Continuing to improve operating efficiency and lowering costs: We continue to focus on driving financial improvement through a variety of cost savings initiatives. To identify and implement cost savings, we have organized our 43 railroads into five regional groups which, in turn, report to senior management where many functions such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized. We believe that this strategy enables us to achieve cost and pricing efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. To date, we have implemented a number of cost savings initiatives broadly at all of our railroads targeting safer operations, lower fuel consumption, more efficient equipment utilization and lower costs for third-party services, among others, and continue to be extremely focused on ongoing opportunities to further reduce our costs.

INDUSTRY OVERVIEW

The North American economy is dependent on the movement of freight ranging from raw materials such as coal, ores, aggregates, lumber and grain to finished goods, such as food products, paper products, automobiles and machinery. Railroads represent the largest component of North America’s freight transportation industry, carrying more freight than any other mode of transportation on a ton-mile basis. With a network of over 138,000 miles of track in the U.S., railroads link businesses with each other domestically and with international markets through connections with ports and other international terminals.

Industry Structure

According to the Association of American Railroads (“AAR”), there are 565 railroads in the United States operating over 138,000 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track-miles. Class I railroads, which are individual railroads with over $398.7 million in revenues in 2010, represent approximately 94% of total rail revenues. Regional and local/short line railroads operate approximately 43,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local/short line railroads combined account for approximately 6% of total industry rail revenues.

Classification of Railroads	Number	Aggregate Miles Operated	% of Revenue	Revenues and Miles Operated in 2010
Class I (1)	7	95,573	94%	Over $398.7 million
Regional	21	10,407	2%	$31.9 to $398.7 million and/or 350 or more miles operated with a minimum revenue of $40 million
Local/Short line	537	32,596	4%	Less than $31.9 million and/or less than 350 miles or more than 350 miles and less than $40 million in revenue

Total	565	138,576	100%

(1)	Includes CSX Transportation, BNSF Railway Co., Norfolk Southern, Kansas City Southern Railway Company, Union Pacific, Canadian National Railway and Canadian Pacific Railroad Co.
Source:	Association of American Railroads, Railroad Facts, 2011 Edition.

Class I railroads operate across many different states and concentrate largely, though not exclusively, on long-haul, high-density intercity traffic lanes. Regional railroads typically operate 400-650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. Typically, short line railroads serve as branch lines connecting customers with Class I railroads. Short line railroads have more predictable and straightforward operations as they generally perform point-to-point service over short distances, without the complex networks associated with the large Class I railroads.

Use of regional and short line railroads is largely driven by interchange traffic between carriers. In many cases, a short line will originate the freight transport and hand off to a Class I railroad, which will transport the freight the majority of the distance, usually hundreds or thousands of miles. The Class I railroad will then drop the freight off with a short line, which provides the final step of service directly to the customer. Most short line railroads depend on Class I traffic for a substantial portion of their revenue. Our portfolio of 43 railroads is a mix of regional and short line railroads.

Regional and Short line Railroads

Regional and short line railways have always been a part of the rail industry in North America. In the 1800s, most North American railroads were constructed to serve a local or regional interest. Today’s Class I railroads are descended from hundreds of short lines and regionals that came together in successive waves of consolidation.

During the 1980s, the number of regional and short line railroads increased dramatically. Deregulation of U.S. railroads simplified abandonment and sales regulations, allowing the major carriers to gain many of the savings of abandonment while preserving the traffic on the rail lines. Carriers created through this divestiture process now account for the majority of regional and short line railroads. Regional and short line railroads today serve important roles in moving freight within their service areas and function as a critical traffic “feeder” network for the Class I railroads.

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

RAIL TRAFFIC

Revenue Model

We generated freight revenue, during the year ended December 31, 2011, under three different types of service, which are summarized below.

Service Type	Description	% of Freight Revenue
Interchange	Freight transport between a customer’s facility and a connection point with a Class I railroad	87%
Local	Freight that both originates and terminates on the same line	4%
Bridge	Freight transport from one connecting Class I railroad to another	9%

For the majority of our customers, our railroads transport freight between a customer’s facility or plant and a connection point (“interchange”) with a national Class I railroad. Each of our 43 railroads connects with at least one Class I railroad, and many connect with multiple Class I railroads. Interchange circumstances vary by customer shipping needs, with freight either (i) originating at the customer’s facility (such as a coal mine, an ethanol production plant or a lumber yard) for transport by the Class I railroad via the interchange to other North American destinations or ports or (ii) received from the Class I interchange and hauled to a customer’s plant where the freight is subsequently consumed or stored (such as a coal-burning power generation plant). In other cases, a RailAmerica rail line transports freight that both originates and terminates on the same line, which is referred to as “local” traffic, or provides a pass-through connection between one Class I railroad and another railroad without the freight originating or terminating on the line, which is known as “bridge” traffic.

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

Freight Revenue

Commodities

Products hauled over our network include a dozen major commodity groups, such as coal, forest products, chemicals, agricultural products, food products, metallic ores and metals, and petroleum products. Agricultural products traffic represented the largest contributor to freight revenue at 16% in 2011. The top ten commodities represented approximately 95% of total freight revenue earned in 2011.

	Year ended December 31, 2011			Year ended December 31, 2010
	Freight Revenue	Carloads	Average Freight Revenue per Carload	Freight Revenue	Carloads	Average Freight Revenue per Carload
		(Dollars in thousands, except average freight revenue per carload)
Agricultural Products	$65,177	126,727	$514	$63,999	132,952	$481
Chemicals	63,374	94,615	670	59,038	96,105	614
Metallic Ores and Metals	43,431	70,251	618	37,825	66,626	568
Pulp, Paper and Allied Products	39,609	67,678	585	37,379	65,308	572
Non-Metallic Minerals and Products	39,329	84,614	465	34,646	80,376	431
Coal	34,460	151,687	227	39,880	178,735	223
Forest Products	30,516	48,884	624	27,017	47,048	574
Food or Kindred Products	30,161	56,601	533	28,027	56,812	493
Waste and Scrap Materials	24,914	58,459	426	23,765	57,121	416
Petroleum	18,470	37,712	490	19,542	41,952	466
Other	14,118	30,001	471	10,937	29,883	366
Motor Vehicles	7,591	12,731	596	6,694	11,553	579

Total	$411,150	839,960	$489	$388,749	864,471	$450

Customers

In 2011, we served approximately 1,500 customers in North America. Although most of our North American railroads have a well-diversified customer base, several smaller rail lines have one or two dominant customers. In 2011 and 2010, our 10 largest customers accounted for approximately 18% of our freight revenue, with no individual customer accounting for more than approximately 5% of freight revenue.

Pricing

Our contracts typically stipulate either inflation-based or market-based pricing. Market-based pricing is based on negotiated rates. Pricing and escalation terms for these contracts are negotiated prior to the signing or renewal of a contract. This type of pricing provides us the ability to price contracts at prevailing market rates. Inflation-based pricing is based on a fixed revenue per carload with inflation-based escalators. This type of pricing is common for “handling line” railroads where the contract is with an interchanging Class I railroad. These contracts are typically long-term and were often entered into at the time the short line was purchased from the Class I railroad.

We operate fuel surcharge programs that vary by railroad and by customer. The goal of these programs is to offset the majority of fuel price increases by charging customers a fuel surcharge on top of their regular contracted rates. Fuel surcharge programs are typically either revenue-based or mileage-based. Revenue-based programs charge a surcharge based on additional revenue per carload while mileage-based programs charge a surcharge based on miles hauled. Both programs charge their surcharge based on fuel price per gallon above a threshold price. Approximately 85% of fuel price increases are offset directly by fuel surcharges, while additional cost recovery is obtained through increases in revenue per carload upon contract renewal or regular rate updates.

Contracts

A substantial portion of our freight revenue is generated under contracts and similar arrangements with either the customers we serve or the Class I railroads with which we connect. Approximately 36% of our total freight revenue is generated under contracts directly with Class I railroads and 64% of our freight revenue is generated under traditional rail transportation rate mechanisms. Individual rate mechanisms vary in terms of duration, pricing and volume requirements, but can generally be categorized as follows:

Contracts directly with customers/shippers: In many cases, our individual railroads are parties to contracts directly with customers. The contracts can be in the form of a signed agreement or an unsigned deregulated rate quotation. Contracts stipulate the term and pricing mechanics and often include minimum customer volume requirements with liquidated damages paid to us to the extent volumes fall below certain levels. In general, these contracts are one to three years in length, although in certain instances the term can be longer. Typically, a long-term contract contains a stipulated rate escalation. Deregulated rate quotations typically have a term of one year and do not contain volume commitments or liquidated damages.

Contracts directly with Class I railroads: In these cases, our individual railroads act as an agent for the connecting Class I railroad, with the Class I railroad typically maintaining a contract directly with the customer/shipper for the entire length of haul. The Class I railroad pays us upon providing the service for our portion of the total haul, and the Class I railroad pays us regardless of whether the customer pays the Class I railroad, which results in low credit expose and timely payment. The contracts are typically long-term in nature with an average duration of approximately 25 years.

Published rate, no contract: In the remaining cases, our individual railroads generate freight revenue using tariffs. Tariffs account for about 12% of RailAmerica’s total revenue. Rates can typically be adjusted as market conditions merit – usually with 20-days notice

Non-Freight Revenue

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

Competition

Railroads compete against each other and other forms of freight transportation based on cost, location and service. The cost of transporting goods and services via different forms of freight transportation is a major factor in determining which means of transportation a shipper will utilize. With respect to location, potential customers often experience geographic constraints that significantly impact the relative freight transportation costs of different alternatives. For example, a shipper can be constrained by railroad trackage, accessible waterways, access to pipelines and proximity to major highways. As a result, short line and regional railroad operators often evaluate the feasibility of other forms of freight transportation available to a customer when developing their rate and service offerings.

Some short line and regional railroad customers have multiple forms of freight transportation available. Depending on circumstances, truck, water, or other railroads may be competitive alternatives for a shipment. In such instances, customers will compare the relative costs, reliability of on-time delivery and quality of service when determining what mode(s) of transport to use.

The railroad industry has increased its share of freight ton-miles compared to other forms of freight transportation over the past quarter-century. Since deregulation in 1980, the railroad industry has continually improved its cost structure compared to other forms of freight transportation as it consumes less fuel and has lower labor costs per ton transported than other forms of freight transportation. According to the AAR, railroads are estimated to be approximately four times more fuel efficient than truck transportation and a single train can haul the equivalent of up to approximately 280 trucks. In 1980, one gallon of diesel fuel moved one ton of freight by rail an average of 235 miles, versus 2010 where the equivalent gallon of diesel fuel moved one ton of freight an average of 484 miles by rail representing a 106% increase over 1980. As a result, the railroad industry’s share of U.S. freight ton-miles has steadily increased from 30% in 1980 to 43% in 2011.

EMPLOYEES

We had 1,808 employees on December 31, 2011 of which 1,059 were non-unionized and 749 were unionized. Unions representing our employees are highly fragmented, with representation at the railroad level rather than system-wide. In total, our railroads are party to 36 labor agreements, which are separately negotiated by the individual railroads.

SAFETY

We endeavor to conduct safe railroad operations for the benefit and protection of employees, customers and the communities served by our railroads. Our safety program involves all of our employees and is administered by each Regional Vice President. Operating personnel are trained and certified in train operations, hazardous materials handling, personal safety and all other areas subject to federal regulations. Each U.S. employee involved in train operations is subject to pre-employment and random drug testing as required by federal regulation. We believe that each of our North American railroads complies in all material respects with federal, state, provincial and local regulations. Additionally, each railroad is given flexibility to develop more stringent safety rules based on local requirements or practices. We also participate in committees of the AAR, governmental and industry-sponsored safety programs, including Operation Lifesaver (the national grade crossing awareness program) and numerous American Short Line and Regional Railroad Association Committees. Our Federal Railroad Administration (“FRA”) reportable injury frequency ratio, measured as reportable injuries per 200,000 man hours worked, was 1.9 in 2011 as compared to 2.1 in 2010. Our total FRA personal injuries decreased to 25 in the year ended December 31, 2011 from 28 in the year ended December 31, 2010.

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

INSURANCE

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $2.0 million per occurrence applicable as to all of our railroads, except for Kiamichi Railroad Company L.L.C. and Otter Tail Valley Railroad Company, Inc. where the self-insured retention is $50,000 per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits of up to $250 million per occurrence.

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

Our property damage policies provide coverage for track, infrastructure, business interruption, and all locomotives and rail cars in our care, custody and control. This policy provides coverage up to $25.0 million per occurrence, subject to self-insurance retention of $1.5 million per occurrence.

REGULATION

United States. Our subsidiaries in the United States are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the U.S. Department of Transportation (the “USDOT”) and the Surface Transportation Board of the USDOT (the “STB”), successor to the Interstate Commerce Commission, through the FRA, (2) labor-related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the FELA, and (3) some limited regulation by agencies in the states in which we do business.

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

As a result of the Staggers Rail Act of 1980 (the “Staggers Rail Act”), the rail industry is entrusted with considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. Requirements for the creation of new short line railroads or the expansion of existing short line railroads were substantially expedited and simplified under the exemption process. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers, although certain proposed shipper-backed legislative initiatives threaten to limit some of that pricing freedom. While the ICC Termination Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.

The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.

Canada. Our Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level, depending on whether the railroad in question falls within federal or provincial jurisdiction. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders, or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in selected other circumstances. Any company which proposes to construct or operate a railway in Canada that falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act (the “CTA”). Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiating may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor-relations laws.

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

RAILROAD RETIREMENT

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Our contributions under the Railroad Retirement System have been approximately triple those of employees in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2011, the Railroad Retirement System required up to a 19.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65% contribution on similar wage bases.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Volatile macroeconomic and business conditions have and could continue to impact our business negatively.

The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The depth and sustainability of the current economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. Certain of our customers and suppliers have been directly affected by the economic downturn and continue to face credit issues and could experience cash flow problems that have and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our rail services. Adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies.

Given the asset intensive nature of our business, a renewed economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. This could limit our ability to sell our assets to the extent we need, or find it desirable, to do so. In addition, our railroads compete directly with other modes of transportation, including motor carriers, and ship, barge and pipeline operators. If these alternative methods of transportation become more cost-effective to our customers due to macroeconomic changes, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, our operating results, financial condition and liquidity could be materially adversely affected.

Rising fuel costs could materially adversely affect our business.

Fuel costs were approximately 10%, 9% and 8% of our total operating revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs.

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

Because we depend on Class I railroads and certain important customers for our operations, our business and financial results may be materially adversely affected if our relationships with Class I railroads and certain important customers deteriorate.

The railroad industry in the United States and Canada is dominated by a small number of Class I railroads that have substantial market control and negotiating leverage. Approximately 89% of our total carload volume in 2011 was derived from Class I traffic. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I railroads with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track may decrease our revenue. Class I railroads are also sources of potential acquisition candidates as they continue to divest branch lines. Failure to maintain good relationships may materially adversely affect our ability to negotiate acquisitions of branch lines.

Although our operations served approximately 1,500 customers in 2011, freight revenue from our 10 largest freight revenue customers accounted for approximately 18% of our total freight revenues in 2011. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.

If the track maintenance tax credit is not renewed by Congress past December 31, 2011, we will not be able to earn or assign credits for track maintenance, after such date.

We were eligible to receive tax credits for certain track maintenance expenditures under Section 45G of the Internal Revenue Code, as amended (the “Code”), through December 31, 2011. Pursuant to Section 45G, these credits are assignable under limited circumstances. In 2011, 2010 and 2009, we received approximately $22.6, $22.3 and $22.4 million from the assignment of these credits, respectively. Section 45G expired on December 31, 2011, and unless Section 45G is renewed, we will no longer be able to earn or assign credits for track maintenance expenditures. There can be no assurance that legislation renewing the availability of the Section 45G tax credit will be enacted.

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

We are subject to environmental and other governmental regulation of our railroad operations, which could impose significant costs.

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

Additionally, future changes in foreign, federal, state and local laws and regulations governing railroad rates, operations and practices and the ability to grant non-freight occupancies and derive real estate revenues on governmental grants of rail corridors could likewise have a material adverse effect on us.

Severe weather and natural disasters could disrupt normal business operations, which could result in increased costs and liabilities and decreases in revenues.

Severe weather conditions and other natural phenomena, including earthquakes, hurricanes, tornadoes, fires and floods, may cause significant business interruptions and result in increased costs, increased liabilities and decreased revenue.

We face possible catastrophic loss and liability and our insurance may not be sufficient to cover our damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of our operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, cargo leaks or explosions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, our operations may be affected from time to time by natural disasters, such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on our operations and financial condition. We maintain insurance that is consistent with industry practice against the accident-related risks involved in the conduct of our business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations which could have a material adverse effect on our financial condition.

We may face liability for casualty losses which are not covered by insurance.

We have obtained insurance coverage for losses sustained by our railroads arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the FELA rather than state workers’ compensation laws. Currently, we are responsible for the first $2.0 million of expenditures per each incident under our general liability insurance policy and $1.5 million of expenditures per each incident under our property insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $250 million and $25 million on liability and property, respectively. In addition, adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums and/or our self-insured retentions and could result in limitations to the coverage under our existing policies.

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

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid, London and Moscow, any government response to those types of attacks and war or risk of war may materially adversely affect our results of operations, financial condition or liquidity. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror. Such acts could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have a material adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have a material adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically, or certain coverage may not be available to us in the future.

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

As of December 31, 2011, our total indebtedness was approximately $575.7 million, which represented approximately 45.8% of our total capitalization. Our substantial amount of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness.

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

The revolving credit facility and the indenture governing our senior secured notes contains a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness, make investments, pay dividends or make distributions to our stockholders, grant liens on our assets, sell assets, enter into new or different lines of business, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and enter into sale and leaseback transactions. Credit market conditions could negatively impact our ability to obtain future financing or to refinance our outstanding indebtedness.

Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants under the indenture governing our senior secured notes could result in a default under the indenture, which could cause all of our existing indebtedness to be immediately due and payable. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, in the event of an acceleration, holders of our senior secured notes could proceed against the collateral securing the notes, which includes nearly all of our assets. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially adversely affected. In addition, complying with these restrictions and covenants may also cause us to take actions that are not favorable to our stockholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.

Our inability to acquire businesses or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits of acquisitions could have materially adverse consequences to our business.

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

Goodwill is recorded at fair value, at the time of an acquisition and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of goodwill, we make assumptions regarding future operating performance, business trends, and market and economic conditions. Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates, and discount rates. There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill recoverability. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. While not determined to have goodwill impairment during 2011, certain of our reporting units have limited numbers of customers and therefore are at risk of impairment in future periods. We will continue to monitor the operations and customers at these reporting units and will evaluate for potential goodwill impairment if impairment indicators arise. If no impairment indicators arise, we will evaluate these reporting units during our annual assessment.

A sustained decline in our market capitalization relative to our book value may result in, or be indicative of, a goodwill impairment charge in the future. We utilize market capitalization in corroborating our assessment of the fair value of our reporting units.

Impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of December 31, 2011, we had $211.8 million of goodwill, which represented approximately 13.3% of total assets.

Future compensation expense may materially adversely affect our net income.

The compensation that we pay to attract and retain our employees and key personnel reduces our net income. The compensation paid to our employees for 2011 is not necessarily indicative of how we will compensate our employees in the future. Any increase in compensation will further reduce our net income. For example, we have adopted an equity incentive plan that permits the issuance of share options, share appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other share-based awards to our employees. We may grant restricted shares and other share-based awards to our employees in the future as a recruiting and retention tool based on specific criteria determined by our board of directors (or the compensation committee of the board of directors).

The table below compares our net income to our total executive compensation costs (each in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Income	$36,868	$19,117
Executive Compensation Cost(1)	$6,572	$6,003

(1)	Executive Compensation Cost is computed in the manner computed for purposes of the Summary Compensation Table for 2011 to be included in our 2012 proxy statement.

Adverse determinations of the Railroad Retirement Board may increase our employment costs.

The Railroad Retirement Board (the “Board”) makes determinations as to whether railroad affiliated employers and their employees are covered by the Railroad Retirement System. Adverse determinations by the Board could expose our administrative service and Atlas Railroad Construction employees to Railroad Retirement System coverage and increase our employment costs.

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2011, an entity wholly owned by certain private equity funds managed by an affiliate of Fortress (the “Initial Fortress Stockholder”), owns approximately 59.9% of our outstanding common stock. The Initial Fortress Stockholder owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Fortress Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of RailAmerica. Also, the Initial Fortress Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or materially adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may materially adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to grow our business. Our revolving credit facility and our senior secured notes indenture restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Certain provisions of our stockholders agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of RailAmerica, which could materially adversely affect the price of our common stock.

Certain provisions of our stockholders agreement, our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or the Initial Fortress Stockholder. These include:

•	provisions providing for a classified board of directors with staggered three-year terms;

•

provisions providing for the removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as the Fortress Stockholders (as defined below) own at least 40% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

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

•	provisions providing advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•

provisions in our stockholders agreement providing certain rights to the Fortress Stockholders with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors for so long as the Fortress Stockholders continue to hold at least 40% of the outstanding shares of our common stock;

•

no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•

provisions in our amended and restated certificate of incorporation and amended and restated bylaws that only permit action by our stockholders outside a meeting by unanimous written consent, provided, however, that for so long as the Fortress Stockholders beneficially own at least 25% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•

provisions providing our board of directors the authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

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

Certain of our stockholders have the right to engage or invest in the same or similar businesses as we do.

The Initial Fortress Stockholder and certain other affiliates of Fortress and permitted transferees, (collectively, the “Fortress Stockholders”) have other investments and business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, the Fortress Stockholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as we do, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Fortress Stockholders or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors or officers who is also a director, officer or employee of any of the Fortress Stockholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of RailAmerica and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, if the Fortress Stockholder pursues or acquires the corporate opportunity or if the Fortress Stockholder does not present the corporate opportunity to us.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry;

•	increases in market interest rates that may lead purchasers of our shares to seek higher returns;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

•	changes or proposed changes in laws or regulations affecting the railroad industry or enforcement of these laws and regulations, or announcements relating to these matters; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.

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

As of December 31, 2011, there were 50,605,440 shares of common stock outstanding. All issued and outstanding shares of our common stock are freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 59.9% of our outstanding common stock is held by the Initial Fortress Stockholder and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

As of December 31, 2011, we had an aggregate of 349,394,560 shares of common stock authorized but unissued with approximately 3.7 million shares reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by holders of our common stock.

We cannot assure you that our stock repurchase program will enhance long-term stockholder value and stock repurchases, if any, could increase the volatility of the price of our common stock and will diminish our cash reserves.

On August 30, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase up to $25.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. We had $4.6 million remaining for the repurchase of outstanding shares of common stock under this program as of December 31, 2011.

Risks Related to Taxation

Our ability to use net operating loss and tax credit carryovers and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code.

Section 382 and 383 of the Code contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. As a result of transactions that have taken place in the past with respect to our common stock, our use of our $48 million of federal net operating losses, our $95 million of tax credits and certain built-in losses is subject to annual taxable income limitations. As a result, we may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 of the Code, and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.

Gain recognized by Non-U.S. Holders on the sale or other disposition of our common stock may be subject to U.S. federal income tax.

We expect to be treated as a “United States real property holding corporation” under section 897(c) of the Code (“USRPHC”). Generally, stock issued by a corporation that has been a USRPHC at any time during the preceding five years (or a Non-U.S. Holder’s holding period for such securities, if shorter) is treated as a United States real property interest (“USRPI”), and gain recognized by a Non-U.S. Holder on the sale or other disposition of stock is subject to regular U.S. federal income tax, as if such gain were effectively connected with the conduct by such holder of a U.S. trade or business. Shares of our common stock will not be treated as USRPIs in the hands of a Non-U.S. Holder provided that: (i) our common stock is regularly traded on an established securities market, and (ii) such Non-U.S. Holder has not owned or been deemed to own (directly or under certain constructive ownership rules) more than 5% of our common stock at any time during the five-year period ending on the date of the sale or other taxable disposition. No assurance can be given that our common stock will continue to be regularly traded on an established securities market in the future. If gain recognized by a Non-U.S. Holder from the sale or other disposition of our common stock is subject to regular federal income tax under these rules and our common stock is not regularly traded on an established securities market at such time, the transferee of such common stock may be required to deduct and withhold a tax equal to 10% of the amount realized on the sale or other disposition, unless certain exceptions apply. Any tax withheld may be credited against the U.S. federal income tax owed by the Non-U.S. Holder for the year in which the sale or other disposition occurs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 U.S. states and three Canadian provinces. Of our approximately 7,400 total track-miles, we own approximately 4,400 track-miles and lease approximately 3,000 track-miles.

The following table provides a brief description of each of the railroads that we owned or leased as of February 23, 2012. Track miles under operating agreements are excluded:

Name	No. of Railroads	Track- Miles	Major Commodities Hauled
Central Region:
Missouri & Northern Arkansas Railroad	1	594	Coal, Agricultural Products
Consolidated Dallas Railroads	2	337	Non-Metallic Minerals and Products
Kyle Railroad Company	1	625	Agricultural Products
Kiamichi Railroad	1	261	Coal, Non-Metallic Minerals and Products
Point Comfort & Northern Railway	1	19	Metallic Ores and Metals
Otter Tail Valley Railroad	1	80	Agricultural Products, Coal
Rockdale, Sandow & Southern Railroad	1	8	Waste and Scrap Materials, Metallic Ores and Metals
Bauxite & Northern Railway	1	6	Metallic & Non-Metallic Ores

Total — Central Region	9	1,930

Northeast Region:
New England Central Railroad	1	396	Forest Products, Non-Metallic Minerals and Products
Ottawa Valley Railway	1	179	Pulp, Paper and Allied Products
Cape Breton & Central Nova Scotia Railway	1	295	Pulp, Paper and Allied Products, Coal
Goderich-Exeter Railway	1	181	Chemicals, Agricultural Products
Southern Ontario Railway	1	46	Petroleum, Chemicals
Connecticut Southern Railroad	1	42	Waste and Scrap Materials, Other
Massena Terminal Railroad	1	4	Metallic Ores and Metals

Total — Northeast Region	7	1,143

Midwest Region:
Indiana & Ohio Railway	1	570	Agricultural Products, Motor Vehicles
Chicago, Ft. Wayne & Eastern Railroad	1	311	Agricultural Products, Chemicals
Huron and Eastern Railway	1	384	Agricultural Products, Chemicals
Toledo, Peoria & Western Railway	1	247	Agricultural Products, Chemicals
Consolidated Michigan Railroads	3	184	Agricultural Products, Non-Metallic Minerals and Products
Central Railroad Company of Indiana	1	96	Motor Vehicles, Non-Metallic Minerals and Products
Central Railroad Company of Indianapolis	1	64	Agricultural Products

Total — Midwest Region	9	1,856

Southeast Region:
Alabama & Gulf Coast Railway	1	348	Pulp, Paper and Allied Products
Consolidated Virginia Railroads	2	140	Metallic Ores and Metals, Waste and Scrap Materials
South Carolina Central Railroad	2	129	Waste and Scrap Materials, Metallic Ores and Metals
Indiana Southern Railroad	1	196	Coal
Three Notch Railroad	1	37	Chemicals, Agricultural Products
Eastern Alabama Railway	1	31	Non-Metallic Minerals and Products
Wiregrass Central Railroad	1	20	Agricultural Products, Food or Kindred Products
Conecuh Valley Railroad	1	13	Agricultural Products, Chemicals

Total — Southeast Region	10	914

Western Region:
Central Oregon & Pacific Railroad	1	394	Forest Products
San Joaquin Valley Railroad	1	382	Food or Kindred Products, Petroleum
California Northern Railroad	1	261	Food or Kindred Products
Arizona & California Railroad	1	203	Petroleum, Non-Metallic Minerals and Products
Puget Sound & Pacific Railroad	1	108	Waste and Scrap Materials, Agricultural Products
San Diego and Imperial Valley Railroad (1)	1	—	Petroleum
Cascade & Columbia River Railroad	1	148	Non-Metallic Minerals and Products, Forest Products
Ventura County Railroad	1	17	Motor Vehicles

Total — Western Region	8	1,513

Total Company	43	7,356

(1)	No track miles shown as this railroad operates exclusively under an operating agreement.

Track and Equipment

Track

Of our 7,356 total track-miles, we own 4,401 track-miles and lease 2,955 track-miles. In most cases, leases involve little to no annual lease payment (but may have involved a one-time, upfront payment) and have long-term or perpetual durations. In addition, we operate approximately 895 track-miles under trackage rights and operating agreements. Generally, trackage rights are rights granted by other railroads to transport freight over their tracks (but not directly serve customers on their rail lines) while operating agreements grant us the right to operate (and typically serve customers) on track owned by third parties. Generally, trackage rights and operating agreements do not convey any other rights (such as real estate rights) to us.

Locomotives and Railcars

Our locomotive fleet at December 31, 2011 totaled 405 units (comprised of 247 owned units and 158 leased units) and 8,297 railcars comprised of 567 owned railcars and 7,730 leased railcars. The average age of our locomotives and railcars is 40 and 41 years, respectively, across our entire portfolio of railroads.

A summary of the rolling stock owned and leased by us is presented in the table below:

	Railcars				Locomotives
	Owned	Leased	Total		Owned	Leased	Total
Covered hopper cars	78	3,256	3,334	Horsepower/unit:
Open top hopper cars	238	30	268	Over 3,000	119	66	185
Box cars	35	3,137	3,172	2,000 to 2,999	88	62	150
Flat cars	194	800	994	Under 2,000	40	30	70
Tank cars	6	—	6
Gondolas	5	507	512
Other/passenger cars	11	—	11

Total railcars	567	7,730	8,297	Total locomotives	247	158	405

ITEM 3.	LEGAL PROCEEDINGS

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

We are subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the FELA. We retain an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on our historical claims and settlement experience. At December 31, 2011 and 2010, we had $12.5 million and $12.9 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injuries, costs of medical treatments and uncertainties in litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange (NYSE) on October 13, 2009 under the symbol “RA”.

Our Principal Stockholder

RR Acquisition Holding LLC, an entity wholly-owned by certain private equity funds managed by an affiliate of Fortress, owns approximately 59.9% of our outstanding common stock. RR Acquisition Holding LLC is referred to in this Form 10-K as our Initial Stockholder. The Initial Stockholder owns shares sufficient for the majority vote over fundamental and significant corporate matters and transactions. See “Risk Factors — Risks Related to Our Organization and Structure.”

Description of Common Stock

A total of 400 million shares of common stock are authorized, of which 50,605,440 shares were outstanding as of December 31, 2011. Each share is entitled to one vote in all matters requiring a vote of shareholders. As of February 22, 2012, there were approximately 58 holders of record and we believe at least 5,858 beneficial owners of our common stock. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 52,519,000 as of December 31, 2011, and is expected to decrease in 2012 due to the Company’s stock repurchase program.

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

Stock Market Results

Set forth below is the high and low price information for our common stock as reported on the NYSE for each period presented.

2010	High Sales Price	Low Sales Price
First Quarter	$14.47	$10.94
Second Quarter	$13.61	$9.73
Third Quarter	$11.60	$9.27
Fourth Quarter	$13.13	$9.16

2011	High Sales Price	Low Sales Price
First Quarter	$17.17	$11.97
Second Quarter	$17.34	$13.66
Third Quarter	$15.77	$11.06
Fourth Quarter	$15.10	$12.43

2012	High Sales Price	Low Sales Price
First Quarter (January through February 21)	$20.89	$14.52

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2011, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1934, as amended). During the three months ended December 31, 2011, the Company accepted 33,010 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	353,775	$13.78	345,911	$12,685,337
November 1 through November 30, 2011	359,548	$13.66	358,665	$8,479,150
December 1 through December 31, 2011	258,062	$14.17	233,540	$4,563,430

Total	971,385	$13.84	938,116	$4,563,430

Stock Repurchase Program

On February 23, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. We completed this stock repurchase program on April 18, 2011, repurchasing a total of 3,036,769 shares at a weighted average price of $16.46 per share.

On August 30, 2011, we announced that our Board of Directors had approved a stock repurchase program. Under the program, we are authorized to repurchase up to $25.0 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The program may be suspended or discontinued at any time without prior notice. During the year ended December 31, 2011, we purchased a total of 1,521,240 shares at a weighted average price of $13.43. We had $4.6 million remaining for repurchase of outstanding shares, under this program, as of December 31, 2011.

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

The selected consolidated statement of operations data for the Successor years ended December 31, 2011, 2010 and 2009 and the selected Successor consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this report on Form 10-K. The selected consolidated financial data for the Successor year ended December 31, 2008, Successor period February 15, 2007 through December 31, 2007, the Predecessor period January 1, 2007 through February 14, 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements that are not included in this report on Form 10-K.

	Predecessor	Successor
	Period from January 1, 2007 to February 14, 2007	Period from February 15, 2007 to December 31, 2007
			Year ended December 31,
			2008	2009	2010	2011
STATEMENT OF OPERATIONS DATA:
Operating revenue	$55,766	$424,154	$508,466	$425,774	$490,291	$551,123
Operating expenses	57,157	355,776	422,418	311,569	375,784	429,501

Operating income (loss)	(1,391)	68,378	86,048	114,205	114,507	121,622
Interest expense, including amortization costs	(3,275)	(42,996)	(61,678)	(86,878)	(83,775)	(71,923)
Other income (loss)	284	7,129	(9,008)	(8,117)	(4,759)	1,331

Income (loss) from continuing operations before income taxes	(4,382)	32,511	15,362	19,210	25,973	51,030
(Benefit from) provision for income taxes	935	(1,747)	1,599	16,299	6,856	14,162

Income (loss) from continuing operations	(5,317)	34,258	13,763	2,911	19,117	36,868
Discontinued operations	—	(756)	2,764	12,931	—	—

Net income (loss)	$(5,317)	$33,502	$16,527	$15,842	$19,117	$36,868

Dividends declared and paid per common share	$—	$—	$—	$0.46	$—	$—
Income (loss) from continuing operations per share of common stock:
Basic	$(0.14)	$0.80	$0.32	$0.07	$0.35	$0.70
Diluted	$(0.14)	$0.80	$0.32	$0.07	$0.35	$0.70
OPERATING DATA:
Freight carloads (continuing operations)	141,006	1,021,657	1,056,710	829,012	864,471	839,960

	As of December 31,
	2007	2008	2009	2010	2011
BALANCE SHEET DATA:
Total assets	$1,483,239	$1,470,447	$1,598,629	$1,603,653	$1,597,380
Long-term debt, including current maturities	636,941	629,580	643,778	573,711	575,694
Stockholders’ equity	512,749	471,520	659,331	704,749	680,125

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. In addition, we provide non-freight services, such as engineering services, railcar storage, demurrage, leases of equipment and real estate leases and use fees.

Recent Acquisitions and Business Development

On May 11, 2011, we acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads, known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc. The results of operations of the railroads have been included in our consolidated financial statements since May 11, 2011, the acquisition date.

In August 2010, our New England Central Railroad, (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds to the project. In September 2011, the grant agreement was amended and the NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed within two years from the grant date.

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

Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads declined in 2009 due to the global economic slowdown. Carloads increased in 2010 as the economy improved, but declined in 2011, primarily due to lower coal shipments. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by carefully analyzing pricing decisions to improve our freight revenue per carload.

Non-freight services offered to our customers include switching (i.e., managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, engineering infrastructure services, third party railcar repair, and car hire and demurrage (i.e., allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee). Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also continues to grow non-freight revenue from users of our land holdings for non-transportation purposes.

Our operating costs include labor, equipment rents (locomotives and railcars), purchased services (contract labor and professional services), diesel fuel, casualties and insurance, materials, joint facilities and other expenses.

Management is focused on improving operating efficiency and lowering costs. Many functions, such as pricing, purchasing, capital spending, finance, insurance, real estate and other administrative functions are centralized, which enables us to achieve cost efficiencies and leverage the experience of senior management in commercial, operational and strategic decisions. A number of cost savings initiatives have been broadly implemented at all of our railroads targeting lower fuel consumption, safer operations, more efficient equipment utilization and lower costs for third party services, among others.

Commodity Mix

Each of our 43 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the year ended December 31, 2011, coal, agricultural products and chemicals accounted for 18%, 15% and 11%, respectively, of our carloads. As a percentage of our freight revenue, which is impacted by several factors including the length of the haul, agricultural products, chemicals and metallic ores and metals generated 16%, 15% and 11%, respectively, for the year ended December 31, 2011.

Overview

Operating revenue in the year ended December 31, 2011, was $551.1 million, compared with $490.3 million in the year ended December 31, 2010. The net increase in our operating revenue of $60.8 million or 12% was primarily due to changes in commodity mix, rate increases and an increase in our non-freight revenue, partially offset by a decrease in carloads.

Freight revenue increased $22.4 million, or 6%, in the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to a change in commodity mix and rate increases, partially offset by a 3% decrease in carloads. Non-freight revenue increased $38.4 million, or 38%, in the year ended December 31, 2011, compared with the year ended December 31, 2010, primarily due to increases in engineering services revenue of $25.7 million (primarily due to the acquisition and growth of Atlas), demurrage revenue of $5.6 million, car repair revenue of $2.5 million, switching revenue of $2.1 million and real estate lease income of $1.8 million.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 77.9% in the year ended December 31, 2011, compared with an operating ratio of 76.6% in the year ended December 31, 2010. This increase was primarily due to an increase in diesel fuel expense, impairments and materials and purchased services due to the increase in engineering services in 2011, partially offset by a decrease in equipment rent expense in 2011. Operating expenses were $429.5 million in the year ended December 31, 2011, compared with $375.8 million in the year ended December 31, 2010, an increase of $53.7 million, or 14%.

In 2011 and 2010, we entered into track maintenance agreements with an unrelated third-party customer (“Shipper”). Under the agreements, the Shipper paid for qualified railroad track maintenance expenditures during 2011 and 2010 in exchange for the assignment of railroad track-miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Code. For the year ended December 31, 2011, the Shipper paid for $17.1 million of maintenance expenditures and $5.5 million of capital expenditures. For the year ended December 31, 2010, the Shipper paid for $18.0 million of maintenance expenditures and $4.3 million of capital expenditures. We incurred $0.5 million and $0.4 million for related consulting fees in the years ended December 31, 2011 and December 31, 2010, respectively.

Net income in the year ended December 31, 2011, was $36.9 million, compared with $19.1 million in the year ended December 31, 2010.

During the year ended December 31, 2011, we generated $102.3 million in cash from operating activities. We purchased $130.8 million of property, equipment and received $16.4 million in cash from the disposition of assets and $37.2 million of grant money for the NECR project.

Results of Operations

Comparison of Operating Results for the Years ended December 31, 2011 and 2010

The following table sets forth the results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Operating revenue	$551,123	100.0%	$490,291	100.0%
Operating expenses:
Labor and benefits	164,674	29.9%	153,993	31.4%
Equipment rents	34,816	6.3%	34,119	7.0%
Purchased services	48,075	8.7%	37,971	7.7%
Diesel fuel	54,861	10.0%	43,316	8.8%
Casualties and insurance	13,844	2.5%	17,574	3.6%
Materials	27,896	5.0%	19,607	4.0%
Joint facilities	9,667	1.8%	8,667	1.8%
Other expenses	39,414	7.1%	35,226	7.2%
Track maintenance expense reimbursement	(16,714)	(3.0%)	(17,589)	(3.6%)
Net gain on sale of assets	(50)	0.0%	(2,191)	(0.5%)
Impairment of assets	5,169	0.9%	—	0.0%
Depreciation and amortization	47,849	8.7%	45,091	9.2%

Total operating expenses	429,501	77.9%	375,784	76.6%

Operating income	121,622	22.1%	114,507	23.4%

Interest expense, including amortization costs	(71,923)		(83,775)
Other income (loss)	1,331		(4,759)

Income from continuing operations before income taxes	51,030		25,973
Provision for income taxes	14,162		6,856

Net income	$36,868		$19,117

Operating Revenue

Operating revenue increased by $60.8 million, or 12%, to $551.1 million in the year ended December 31, 2011, from $490.3 million in the year ended December 31, 2010. Total carloads during the year ended December 31, 2011 decreased 3% to 839,960 in 2011, from 864,471 in the year ended December 31, 2010. The increase in operating revenue was primarily due to changes in commodity mix, negotiated rate increases and the acquisition and growth of Atlas, partially offset by a 3% decrease in carloads.

The increase in the average revenue per carload to $489 in the year ended December 31, 2011, from $450 in the comparable period in 2010 was primarily due to commodity mix and negotiated rate increases.

Non-freight revenue increased by $38.4 million, or 38%, to $140.0 million in the year ended December 31, 2011 from $101.5 million in the year ended December 31, 2010, primarily due to increases in engineering services revenue of $25.7 million (primarily due to the acquisition and growth of Atlas), demurrage revenue of $5.6 million, car repair revenue of $2.5 million, switching revenue of $2.1 million and real estate lease income of $1.8 million.

The following table compares our freight revenue, carloads and average freight revenue per carload for the years ended December 31, 2011 and 2010:

	Year ended December 31, 2011			Year ended December 31, 2010
	Freight Revenue	Carloads	Average Freight Revenue per	Freight Revenue	Carloads	Average Freight Revenue per Carload
			Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$211,507	371,447	$569	$195,180	368,548	$530
Agricultural Products	95,338	183,328	520	92,026	189,764	485
Construction Products	69,845	133,498	523	61,663	127,424	484
Coal	34,460	151,687	227	39,880	178,735	223

Total	$411,150	839,960	$489	$388,749	864,471	$450

Freight revenue was $411.2 million in the year ended December 31, 2011, compared to $388.7 million in the year ended December 31, 2010, an increase of $22.4 million, or 6%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $16.3 million, or 8%, primarily due to revenue per carload increases of 7% for the category resulting from higher rates and mix, a 5% increase in shipments of metallic ores and metals resulting from increased production at manufacturing facilities we serve in Canada and the Midwest, higher traffic hauled for other railroads and a 10% increase in shipments of motor vehicles resulting from increased production at facilities we serve, partially offset by a 10% decrease in petroleum shipments as a result of fewer movements for Class I railroads;

•	Agricultural products revenue increased $3.3 million, or 4%, primarily due to revenue per carload increases of 7% resulting from higher rates and mix, partially offset by a 3% decline in carloads;

•

Construction products revenue increased $8.2 million, or 13%, as a result of non-metallic minerals and products carloads increasing 5% and forest products carloads increasing 4% and due to revenue per carload increases of 8% for the category due to higher rates and mix; and

•

Coal revenue decreased $5.4 million, or 14%, primarily due to a 15% decrease in carloads resulting from a sourcing shift impacting our Indiana traffic, partially offset by revenue per carload increases of 2%.

Operating Expenses

Operating expenses increased to $429.5 million in the year ended December 31, 2011, from $375.8 million in the year ended December 31, 2010. The operating ratio was 77.9% in 2011 compared to 76.6% in 2010. The increase in the operating ratio was primarily due to asset impairments, increased diesel fuel expenses as a result of higher costs per gallon in 2011, increased purchased services expenses related to engineering services, and increased materials expense related to car repair activity.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $10.7 million, or 7%, primarily due to an increase in salaries and wages as a result of increased headcount and overtime of $5.1 million, the acquisition and growth of Atlas which contributed $4.0 million, severance of $3.1 million and an increase in amortization expense related to the Company’s stock-based compensation plan of $1.9 million, partially offset by a decrease in healthcare costs of $1.8 million and a decrease in profit sharing costs of $1.8 million.

•

Equipment rents expense increased $0.7 million, or 2%, primarily due to an increase in car hire expense of $2.1 million, partially offset by a reduction in railcar lease expense from the expiration of certain railcar leases of $1.7 million;

•

Purchased services expense increased $10.1 million, or 27%, primarily due to a $10.3 million increase related to the acquisition and growth of Atlas and an increase of $1.2 million in data processing and professional fees, partially offset by a decrease in legal fees of $1.2 million;

•

Diesel fuel expense increased $11.5 million, or 27%, primarily due to higher average fuel costs of $3.29 per gallon in 2011 compared to $2.44 per gallon in 2010, resulting in a $13.7 million increase in fuel expense, offset by a favorable consumption variance of $2.1 million in 2011;

•

Casualties and insurance expense decreased $3.7 million, or 21%, primarily due to the $1.2 million reduction of reserves as a result of the expiration of the statute of limitations related to the Indiana & Ohio Railway (“IORY”) styrene incident and lower derailment and personal injury costs of $1.2 million and $1.0 million, respectively;

•

Materials expense increased $8.3 million, or 42%, primarily due to additional expenses of $6.1 million related to the acquisition and growth of Atlas and an increase of $2.9 million in car repair material purchases as a result of an increase in car repair activity, partially offset by a decrease in track materials expenses of $0.6 million;

•	Joint facilities expense increased $1.0 million, or 12%, partially due to changes in traffic patterns;

•

Other expenses increased $4.2 million, or 12%, primarily due to the acquisition and growth of Atlas of $2.2 million, increases in railroad-related rent expense of $1.0 million, increases in automotive fuel expense of $0.7 million, increases in bad debt expense of $0.5 million and increases in other taxes of $0.4 million;

•

The execution of track maintenance agreements resulted in the Shipper paying for $16.7 million and $17.6 million of maintenance expenditures, net of related consulting fees in 2011 and 2010, respectively;

•	Asset sales resulted in a minimal net gain in 2011 and a $2.2 million net gain in 2010, primarily due to land and easement sales along our corridor of track;

•	Impairment of assets was $5.2 million in the year ended December 31, 2011 as a result of plans to reduce the fleet of owned locomotives; and

•	Depreciation and amortization expense increased $2.8 million, or 6%, due to the capitalization and depreciation of 2011 and 2010 capital projects and the acquisition of Atlas.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $11.9 million to $71.9 million for the year ended December 31, 2011, from $83.8 million in the year ended December 31, 2010. This decrease is primarily due to the redemption of $74 million of senior secured notes in June 2010 and lower interest rate swap amortization in 2011. Interest expense includes $11.9 million and $20.9 million of swap amortization costs for the years ended December 31, 2011 and 2010, respectively. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments did not terminate, but continued with our senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.

Other Income (Loss). Other income of $1.3 million during the year ended December 31, 2011 includes $2.0 million of management fee income that is recorded in connection with the transactions where our employees receive restricted stock awards from related parties, partially offset by a $0.7 million write-off of deferred loan costs related to the replacement of our asset backed loan facility with our revolving credit facility. Other loss of $4.8 million during the year ended December 31, 2010 primarily relates to costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010, partially offset by a $2.0 million transaction break-up fee, or $1.8 million net of expenses, in the third quarter of 2010 and $1.8 million of management fee income that is recorded in connection with the transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.

Income Taxes. The effective income tax rates for the years ended December 31, 2011 and 2010 for continuing operations were a provision of 27.8% and 26.4%, respectively. The tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The overall tax rate for the year ended December 31, 2011 was favorably impacted by the adjustment of deferred tax balances resulting from the change in tax laws and change in estimates of the apportioned state rates ($3.7 million). The overall effective tax rate for the year ended December 31, 2010 was favorably impacted by a decrease in the valuation allowance ($2.9 million) and a reduction of tax reserves due to the lapse of the statute of limitations ($1.1 million). These favorable tax adjustments were partially offset by an expense relating to change in estimates of apportioned state tax rates and other adjustments ($1.2 million) and by an expense relating to stock-based compensation plans ($0.7 million). For the year ended December 31, 2011 and 2010 we paid cash taxes of $4.1 million and $7.4 million, respectively.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

The following table sets forth the results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Year Ended December 31,
	2010		2009
Operating revenue	$490,291	100.0%	$425,774	100.0%
Operating expenses:
Labor and benefits	153,993	31.4%	143,604	33.7%
Equipment rents	34,119	7.0%	35,978	8.5%
Purchased services	37,971	7.7%	30,914	7.3%
Diesel fuel	43,316	8.8%	33,290	7.8%
Casualties and insurance	17,574	3.6%	16,795	3.9%
Materials	19,607	4.0%	11,399	2.7%
Joint facilities	8,667	1.8%	6,942	1.6%
Other expenses	35,226	7.2%	33,037	7.8%
Track maintenance expense reimbursement	(17,589)	(3.6%)	(16,656)	(3.9%)
Net gain on sale of assets	(2,191)	(0.5%)	(25,839)	(6.1%)
Depreciation and amortization	45,091	9.2%	42,105	9.9%

Total operating expenses	375,784	76.6%	311,569	73.2%

Operating income	114,507	23.4%	114,205	26.8%
Interest expense, including amortization costs	(83,775)		(86,878)
Other income (loss)	(4,759)		(8,117)

Income from continuing operations before income taxes	25,973		19,210
Provision for income taxes	6,856		16,299

Income from continuing operations	19,117		2,911
Discontinued operations:
Gain on disposal of discontinued business	—		12,931

Net income	$19,117		$15,842

Operating Revenue

Operating revenue increased by $64.5 million, or 15%, to $490.3 million in the year ended December 31, 2010, from $425.8 million in the year ended December 31, 2009. Total carloads during the year ended December 31, 2010 increased 4% to 864,471 in 2010, from 829,012 in the year ended December 31, 2009. The increase in operating revenue was primarily due to changes in commodity mix, rate increases, a 4% increase in carloads and the acquisition of Atlas.

The increase in the average revenue per carload to $450 in the year ended December 31, 2010, from $416 in the comparable period in 2009 was primarily due to commodity mix and rate increases.

Non-freight revenue increased by $20.3 million, or 25%, to $101.5 million in the year ended December 31, 2010 from $81.2 million in the year ended December 31, 2009, primarily due to a $15.1 million increase in engineering services revenue, partially due to the acquisition of Atlas, and increases in car repair revenue of $5.2 million, partially offset by a decrease in other revenue of $4.5 million related to the termination of our Ottawa Valley Railway (“OVRR”) lease during the fourth quarter of 2009.

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

Freight revenue was $388.7 million in the year ended December 31, 2010, compared to $344.6 million in the year ended December 31, 2009, an increase of $44.1 million or 13%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $27.7 million, or 17%, primarily due to a 60% increase in shipments of metallic ores and metals as a result of increased demand from automotive manufacturing and energy production facilities, a 17% increase in shipments of chemicals as a result of chemical manufacturing keeping pace with increased demand for both intermediates and final products and increased shipments of waste and scrap material, partially offset by a 38% decrease in other revenues as a result of fewer movements for Class I railroads;

•	Agricultural products revenue increased $10.2 million, or 12%, primarily due to increased demand for animal feed ingredients for domestic livestock and exports;

•	Construction products revenue increased $3.3 million, or 6%, primarily due to increased demand for construction aggregates; and

•	Coal revenue increased $3.0 million, or 8%, primarily due to favorable mix changes and pricing activity.

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

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $10.4 million, or 7%, primarily due to the acquisition of Atlas which contributed $4.7 million, an increase in salaries and wages as a result of the increase in carload volumes of $4.0 million, an increase in healthcare costs of $3.9 million and an increase in amortization expense related to the Company’s stock-based compensation plan of $3.1 million, partially offset by the non-cash initial public offering charge noted above which was incurred in 2009;

•	Equipment rents expense decreased $1.9 million, or 5%, primarily due to a reduction in railcar lease expense from the expiration of certain railcar leases;

•

Purchased services expense increased $7.1 million, or 23%, primarily due to a $1.9 million increase related to Atlas, an increase of $1.5 million in professional fees for special projects and public company related costs and a $1.3 million increase in legal fees;

•

Diesel fuel expense increased $10.0 million, or 30%, primarily due to higher average fuel costs of $2.44 per gallon in 2010 compared to $1.94 per gallon in 2009, resulting in an $8.6 million increase in fuel expense and an unfavorable consumption variance of $1.3 million due to increased carloads in 2010;

•

Casualties and insurance expense increased $0.8 million, or 5%, primarily due to an increase in insurance premiums and incident reserves. FRA reportable personal injuries increased slightly to 27 in the year ended December 31, 2010 from 23 in the year ended December 31, 2009. Our FRA personal injury frequency ratio, which is measured as the number of reportable injuries per 200,000 person hours worked, was 2.1 at December 31, 2010, compared to 1.8 at December 31, 2009. FRA reportable train accidents decreased to 30 in the year ended December 31, 2010 from 34 in the year ended December 31, 2009;

•

Materials expense increased $8.2 million, or 72%, primarily due to an increase of $4.2 million in car repair material purchases as a result of an increase in car repair activity and additional expenses of $3.4 million related to Atlas;

•	Joint facilities expense increased $1.7 million, or 25%, partially due to the increased carload volume;

•

Other expenses increased $2.2 million, or 7%, primarily due to an increase of $1.4 million in travel and automotive fuel expense, an increase of $1.0 million for Atlas and an increase in public company costs of $0.7 million;

•

The execution of track maintenance agreements in 2010 and 2009 resulted in the Shipper paying for $17.6 million and $16.7 million of maintenance expenditures, net of related consulting fees, respectively;

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

•	Depreciation and amortization expense increased $3.0 million, or 7%, due to the capitalization and depreciation of 2009 and 2010 capital projects and the acquisition of Atlas.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $3.1 million to $83.8 million for the year ended December 31, 2010, from $86.9 million in the year ended December 31, 2009. This decrease is primarily due to the redemption of $74 million of senior secured notes in June 2010 and in November 2009. Interest expense also includes $20.9 million and $16.6 million of swap amortization costs for the years ended December 31, 2010 and 2009, respectively. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments did not terminate, but continued with our senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.

Other Loss. Other loss of $4.8 million and $8.1 million during the years ended December 31, 2010 and 2009, respectively, primarily relates to costs incurred in connection with the repurchase of senior secured notes during the second quarter of 2010 and fourth quarter of 2009 and the write-off of unamortized deferred loan costs associated with our former bridge credit facility in the second quarter of 2009. Other loss also includes $1.8 million and $0.2 million of management fee income that is recorded in connection with the transactions where our employees receive restricted stock awards from related parties in the years ended December 31, 2010 and 2009, respectively. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits. Other loss during the year ended December 31, 2010 was partially offset by a $2.0 million transaction break-up fee, or $1.8 million net of expenses, in the third quarter of 2010.

Income Taxes. The effective income tax rates for the years ended December 31, 2010 and 2009 for continuing operations were a provision of 26.4% and 84.8%, respectively. The overall tax rate for the year ended December 31, 2010 was favorably impacted by a decrease in the valuation allowance ($2.9 million) and a reduction of tax reserves due to the lapse of the statute of limitations ($1.1 million). These favorable tax adjustments were partially offset by an expense relating to the change in estimates of apportioned state tax rates and other adjustments ($1.2 million) and by an expense relating to stock-based compensation plans ($0.7 million). The overall effective tax rate for continuing operations for the year ended December 31, 2009 was unfavorably impacted by the repatriation of OVRR’s Canadian earnings ($15.0 million) and by an increase in the valuation allowance ($4.0 million). These unfavorable adjustments were partially offset by the resolution of the Australian tax audit ($2.5 million), the conversion of certain operating subsidiaries to single member limited liability companies ($1.0 million) and the adjustment of deferred tax balances resulting from a change in tax laws and a change in estimates of the apportioned state rates ($2.3 million). For the years ended December 31, 2010 and 2009 we paid cash taxes of $7.4 million and $3.4 million, respectively.

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

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the year ended December 31, 2011, there was a net cash inflow from operations of $102.3 million primarily due to cash flow generated by operations. We believe that we will be able to generate sufficient cash flow from operations or use borrowings under our credit agreements to meet our capital expenditures, debt service requirements and fund our announced acquisitions of the Marquette Rail LLC (“Marquette”), the Wellsboro and Corning Railroad (“WCOR”) and Industrial Waste Group (“IWG”).

Operating Activities

Cash provided by operating activities was $102.3 million for the year ended December 31, 2011, compared to $117.2 million for the year ended December 31, 2010. The decrease in cash provided by operating activities was primarily due to working capital changes.

Cash provided by operating activities was $117.2 million for the year ended December 31, 2010, compared to $9.5 million for the year ended December 31, 2009. The increase in cash provided by operating activities was primarily due to cash payments made for the termination of the interest rate swap in connection with the repayment of the bridge credit facility in June 2009 of $55.8 million.

Investing Activities

Cash used in investing activities was $90.1 million for the year ended December 31, 2011, compared to $77.6 million for the year ended December 31, 2010. Cash used in investing activities included cash used for the acquisition of three short line railroads for $12.7 million in 2011 and Atlas Railroad Construction Company for $23.9 million in 2010. Capital expenditures were $130.8 million in the year ended December 31, 2011, compared to $60.3 million in the year ended December 31, 2010. The capital expenditures were partially offset by $37.2 million and $2.5 million of NECR government grant reimbursements in the years ended December 31, 2011 and 2010, respectively. Asset sale/disposition proceeds were $16.4 million, primarily due to scrap sales related to the NECR project for the year ended December 31, 2011 compared to $4.1 million for the year ended December 31, 2010.

Cash used in investing activities was $77.6 million for the year ended December 31, 2010, compared to cash provided by investing activities of $42.2 million for the year ended December 31, 2009. The 2010 results include $23.9 million in cash used for the acquisition of Atlas. Capital expenditures were $60.3 million in the year ended December 31, 2010, compared to $47.8 million in the year ended December 31, 2009. Cash received from NECR government grants was $2.5 million for the year ended December 31, 2010. Asset sale/disposition proceeds were $4.1 million for the year ended December 31, 2010 compared to $90.3 million for the year ended December 31, 2009, primarily due to the termination of the OVRR lease agreement for $68.6 million and the sale of the Coos Bay Line for $16.6 million in 2009.

Financing Activities

Cash used in financing activities was $74.0 million for the year ended December 31, 2011, compared to $77.2 million in the year ended December 31, 2010. The cash used in financing activities in the year ended December 31, 2011 was primarily due to the repurchase of common stock of $70.6 million as part of the stock repurchase programs announced on February 23, 2011 and August 30, 2011. The cash used in financing activities in the year ended December 31, 2010 was primarily for the repayment of $74.0 million of the senior secured notes in the second quarter of 2010.

Cash used in financing activities was $77.2 million for the year ended December 31, 2010, compared to cash provided by investing activities of $111.2 million in the year ended December 31, 2009. The decrease in cash provided by financing activities from 2009 to 2010 was due to the common stock proceeds generated from the initial public offering in October 2009 and the issuance of the 9.25% senior secured notes, partially offset by the cash used to repay the existing bridge credit facility and financing costs associated with the issuance of the notes. On November 16, 2009, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. On June 24, 2010, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.

Working Capital

As of December 31, 2011, we had working capital of $36.2 million, including cash on hand of $91.0 million, compared to working capital of $152.0 million, including cash on hand of $153.0 million, as of December 31, 2010. The working capital decrease at December 31, 2011, compared to December 31, 2010, is primarily due to the use of cash for the repurchase of common stock and the reclass of $71.7 million ($74 million, net of $2.3 million of related original issue discount) of Senior Secured Notes that were redeemed on January 5, 2012 to current liabilities during the year ended December 31, 2011.

Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt service requirements. We expect to continue to sufficiently meet our ongoing operating requirements with our cash flows from operations and borrowings under the revolving credit facility.

Capital Expenditures

The following table sets forth our track and related assets capital expenditures by major type for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Ties	$28,690	$19,594	$19,472
Bridges	10,737	8,309	7,328
Surfacing	8,114	5,817	5,358
Rail	41,696	9,744	3,521
Crossings	7,620	3,379	3,086
Turnouts	2,888	896	1,306
Signals	4,990	1,858	1,258
Other	—	—	632
Casualty related	9,132	1,800	92
NECR grant reimbursements	(37,212)	(2,455)	—
Capital reimbursements	(4,400)	(4,686)	(5,478)

Total	$72,255	$44,256	$36,575

The increase in track and related assets capital expenditures in 2011 compared to 2010 and in 2010 compared to 2009 was primarily due to the NECR track upgrade grant project.

The following table sets forth the approximate number of ties installed and replaced, miles of rail installed and replaced and track miles resurfaced during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Ties (each, in thousands)
Installed	—	—	3
Replaced	414	346	346
Rail (miles)
Installed	—	—	1
Replaced	169	22	16
Surfaced (miles)	920	768	873

Long-term Debt

$740 million 9.25% Senior Secured Notes

On June 23, 2009, we sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. The notes are secured by first-priority liens on substantially all of our and the guarantors’ assets. The guarantors are defined essentially as our existing and future wholly owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered in connection with the bridge credit facility and pay fees and expenses related to the offering and for general corporate purposes.

On November 2, 2009, we commenced an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer expired on December 2, 2009.

We may redeem up to 10% of the aggregate principal amount of the notes issued during any 12-month period commencing on the issue date at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. We may also redeem some or all of the notes at any time before July 1, 2013, at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the redemption date and a make-whole premium. In addition, prior to July 1, 2012, we may redeem up to 35% of the notes at a redemption price of 109.25% of their principal amount thereof plus accrued and unpaid interest, if any, with the proceeds from an equity offering. Subsequent to July 1, 2013, we may redeem the notes at 104.625% of their principal amount. The redemption price then reduces to 102.313% commencing on July 1, 2014 and then 100% on July 1, 2015 and thereafter. On November 16, 2009, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. On June 24, 2010, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date.

Subsequent to year end, on January 5, 2012, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with early retirement of the indebtedness, we incurred charges of approximately $7 million pre-tax in the first quarter of 2012. Approximately $4.8 million of the charge is non-cash.

On February 1, 2012, we announced that we commenced a cash tender offer to purchase up to $444 million in aggregate principal amount of our outstanding 9.25% Senior Secured Notes due 2017. The tender offer is scheduled to expire at 12:00 midnight, New York City time, on February 29, 2012, unless extended or earlier terminated by us at our sole discretion. The Total Consideration payable for each $1 thousand principal amount of notes validly tendered at or before the early tender date and accepted for purchase is equal to $1.12 thousand. The tender offer is subject to the satisfaction of certain conditions, including our entering into a new credit facility on terms and conditions satisfactory to us. We had $10.4 million in deferred loan costs and $18.4 million in original issue discount associated with these notes as of December 31, 2011. A percentage of these deferred costs will be written off depending on the ultimate amount of bonds tendered.

We may issue from time to time additional debt, without notice to or consent of the existing senior secured notes holders, having identical terms and conditions to the existing senior secured notes. Any additional notes issued shall be treated as a single class along with the existing senior secured notes.

$40 million ABL Facility

In connection with the issuance of the senior secured notes on June 23, 2009, we also entered into a $40 million Asset Backed Loan (“ABL”) Facility. The ABL Facility would have matured on June 23, 2013 and bore interest at LIBOR plus 4.00%. Obligations under the ABL Facility were secured by a first-priority lien in the ABL collateral. ABL collateral included accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2010, we had no outstanding balance under the ABL Facility and approximately $21.4 million of undrawn availability, taking into account borrowing base limitations.

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

On February 23, 2011, we entered into Amendment No. 2 to the ABL Facility. Amendment No. 2 adjusted certain terms of the ABL Facility and increased the threshold for Restricted Payments, as defined in the ABL Facility, to allow share repurchases of our common stock in an amount not to exceed $75 million without affecting other Restricted Payment baskets.

The ABL Facility was replaced by our $75 million Revolving Credit Facility on August 29, 2011.

$650 million Bridge Credit Facility

As part of the merger transaction in which we were acquired by certain private equity funds managed by affiliates of Fortress, we terminated the commitments under our former amended and restated credit agreement and repaid all outstanding loans and other obligations in full under that agreement. In order to fund this repayment of debt and complete the merger transaction, on February 14, 2007, we entered into a $650 million bridge credit facility agreement. The facility consisted of a $587 million U.S. dollar term loan commitment and a 38 million Canadian dollar term loan commitment, as well as a $25 million revolving loan facility with a 20 million U.S. dollar tranche and a 5 million Canadian dollar tranche. We entered into an amendment on July 1, 2008 to extend the maturity of the bridge credit facility for one year with an additional one year extension at our option. Under the amended bridge credit facility agreement, the term loans and revolving loans paid interest at LIBOR plus 4.00%. Prior to amendment, the bridge credit facility agreement, including the revolving loans, paid interest at LIBOR plus 2.25%.

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

As discussed above, all borrowings under the bridge credit facility were repaid with the proceeds from the issuance of the senior secured notes in 2009.

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

The Revolving Credit Facility has a five-year term, with a maturity date of August 29, 2016. Amounts available under the Revolving Credit Facility are available for immediate drawdown, subject to the applicable financial covenants and restrictions, certain of which are described below.

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

The Revolving Credit Facility is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain of our existing and future direct and indirect subsidiaries. All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a pari passu basis with the liens under the Company’s 9.25% senior secured notes due July 1, 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2011. Subsequent to year end, on January 3, 2012 we borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012.

Covenants to Senior Secured Notes

The indenture governing our senior secured notes contains certain limitations and restrictions on us and our restricted subsidiaries’ (as of the date of this report, all of our subsidiaries were restricted subsidiaries) ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments or loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all or substantially all of our assets or our guarantor’s assets or merge with or into another company.

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

Furthermore, we and our restricted subsidiaries are prohibited from purchasing or redeeming capital stock; making certain investments, paying dividends or making other payments or loans or transfers of property, unless we could incur an additional dollar of indebtedness under our fixed charge ratio and such payment is less than 50% of our consolidated net income plus certain other items that increase the size of the payment basket. In addition, we may, among other things, make any payment from the proceeds of a capital contribution or concurrent offering of equity interests of us; make stock buy-backs from current and former employees/directors in an amount not to exceed $5 million per year, subject to carryover of unused amounts into subsequent years (capped at $10 million in any year) and subject to increase for cash proceeds from certain equity issuances to employees/directors and cash proceeds from key man life insurance; make investments in unrestricted subsidiaries in an amount not to exceed the greater of (i) $10 million and (ii) 0.75% of total assets; pay dividends following a public offering up to 6% per annum of the net proceeds received by us; make any payments up to $25 million. Moreover, we may make investments in an amount not to exceed the greater of (i) $25 million and (ii) 2.0% of total assets, investments in a similar business not to exceed the greater of (i) $50 million and (ii) 3% of total assets and advances to employees not in excess of $5 million.

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

We may, among other things, incur certain indebtedness that (a) provides for a maturity date of no less than 91 days after the maturity date of the Revolving Credit Facility, (b) does not provide for any mandatory redemption or prepayment. Such indebtedness must also allow us to conform with the following requirements: on a pro forma basis, the fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters must be at least 2.00 to 1.00; purchase money indebtedness or capital lease obligations may not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; our fixed charge coverage ratio for the most recently ended four full fiscal quarters must be at least 2.00 to 1.00 or such ratio is greater following the transaction; and we may incur up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.

Adjusted EBITDA, as defined in the indenture governing the senior secured notes and the credit agreement governing the Revolving Credit Facility, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.

The following table sets forth the reconciliation of Adjusted EBITDA from our cash flow from operating activities (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$102,289	$117,169	$9,540
Changes in working capital accounts	25,770	(10,849)	32,850
Depreciation and amortization, including amortization of debt issuance	(52,702)	(49,847)	(52,340)
Amortization of swap termination costs	(11,908)	(20,891)	(16,616)
Net gain on sale or disposal of properties	50	2,191	26,766
Impairment of assets	(5,169)	—	—
Foreign exchange gain on debt	—	—	1,160
Swap termination costs	—	—	55,750
Loss on extinguishment of debt	—	(8,357)	(9,499)
Equity compensation costs	(10,219)	(7,534)	(10,712)
Financing costs	(719)	—	—
Deferred income taxes	(10,524)	(2,765)	(21,057)

Net income	36,868	19,117	15,842

Add: Discontinued operations gain	—	—	(12,931)

Income from continuing operations	36,868	19,117	2,911
Add:
Provision for income taxes	14,162	6,856	16,299
Interest expense, including amortization costs	71,923	83,775	86,878
Depreciation and amortization	47,849	45,091	42,105

EBITDA	170,802	154,839	148,193
Add:
Equity compensation costs	10,219	7,534	10,712
Severance - non equity portion	2,351	—	—
Impairment of assets	5,169	—	—
Foreign exchange gain on debt	—	—	(1,160)
Loss on extinguishment of debt	—	8,357	9,499
Financing costs	719	—	—
Acquisition expense (income, net of expense)	1,063	(1,300)	—
Gain on OVRR lease termination	—	—	(26,811)
Non-recurring headquarter relocation costs	—	—	1,403

Adjusted EBITDA	$190,323	$169,430	$141,836

Based on current levels of Adjusted EBITDA, we are not restricted in undertaking key investing and financing functions as discussed above.

Adjusted EBITDA, as presented herein, is a supplemental measure of liquidity that is not required by, or presented in accordance with, generally accepted accounting principles in the Unites States (“GAAP”). We use non-GAAP financial measures as a supplement to our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. However, Adjusted EBITDA has limitations as an analytical tool. It is not a measurement of our cash flows from operating activities under GAAP and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity.

Interest Rate Swaps

On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.95% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. Interest expense of $0.3 million was recognized during the year ended December 31, 2009 for the portion of the hedge deemed ineffective. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at the termination date remains in accumulated other comprehensive loss, net of tax, and is amortized into interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the year ended December 31, 2010. This was the result of reducing the face value of the outstanding senior secured notes below the notional amount of the swap. As of December 31, 2011, accumulated other comprehensive loss included $5.6 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $5.3 million, or $3.2 million, net of tax.

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

Contractual Obligations

Two primary uses of the cash provided by our operations are capital expenditures and debt service. The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of December 31, 2011 (in thousands):

	Total	2012	2013 - 2014	2015 - 2016	After 2016
Senior secured notes	$592,000	$74,000	$—	$—	$518,000
Other long term debt	2,121	294	640	667	520
Interest payments on senior secured notes	301,180	54,760	109,520	109,520	27,380
Interest payments on long term debt	638	148	245	166	79
Operating lease obligations	64,706	20,104	21,244	7,199	16,159

Total contractual cash obligations(1)	$960,645	$149,306	$131,649	$117,552	$562,138

(1)	There were no material purchase obligations outstanding as of December 31, 2011. Table excludes any reserves for income taxes under Income Taxes Topic, ASC 740-10-25, because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits beyond 2010. As of December 31, 2011, our reserves for income taxes totaled approximately $5.0 million.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially differing from the estimates. The factors impacting management’s estimates are set forth below.

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

Property, plant and equipment comprised 64% of our total assets as of December 31, 2011. These assets are stated at cost, less accumulated depreciation. For track and related assets, we use the group method of depreciation under which a single depreciation rate is applied to the gross investment of each asset type. Service lives and salvage values for each group of assets are determined by completing periodic life studies and applying our assumptions regarding service lives of our property. A life study is the periodic review of asset lives for groups of assets conducted and analyzed by us with the assistance of a third-party expert. Upon normal sale or retirement of track assets, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. As part of the life studies, we make an assessment of the recorded amount of accumulated depreciation. Any deficiency (excess), including any deferred gains or losses, will be amortized as a component of depreciation expense over the remaining useful life of the asset group until the next life study. In the event that large groups of assets are removed from service as a result of unusual acts or sale, gains or losses are recognized immediately. Building, equipment and other fixed assets are specifically identified and we utilize straight line depreciation methods on a per asset basis.

Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. For the years ended December 31, 2011, 2010 and 2009 repairs and maintenance expenditures charged to operating expense represented approximately 50% of our total spend (including capitalized expenditures) for track and related assets. We self-construct portions of our track structure and rebuild certain rolling stock. In addition to direct labor and material we capitalize certain indirect costs. We periodically review the carrying value of our long-lived assets for impairment. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

For the indefinite-lived intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We have certain railroad leases that are recorded as indefinite-lived intangible assets.

No circumstances have occurred to indicate an impairment and management believes that goodwill and the indefinite-lived intangible assets are not impaired based on the results of the annual impairment test. However, a change in circumstances in the future that may negatively impact cash flows including, but not limited to, a loss of a key customer, a significant reduction in the forecast of a reporting unit’s carloadings, regulatory or legislative changes or a decrease in our market capitalization could result in an interim impairment test. The result of such an impairment test could result in the write-off of goodwill or indefinite-lived intangible assets in a future accounting period.

While not determined to have goodwill impairment during 2011, certain of our reporting units have limited numbers of customers and therefore are at risk of impairment in future periods. Additionally, a reporting unit had a fair value that exceeded its book value by a small amount. The goodwill associated with this reporting unit represented 4% of our consolidated goodwill at December 31, 2011. An adverse change in the customer base, operations, or projected cash flow of these reporting units could cause a potential impairment. Management will continue to monitor the operations and customers at these reporting units and will evaluate for potential goodwill impairment if impairment indicators arise. If no impairment indicators arise, management will evaluate these reporting units during our annual assessment.

For a complete description of our accounting policies, see Note 1 to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between GAAP and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU No. 2011-08 in 2011. The adoption of the provisions of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of December 31, 2011, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During 2011, the Canadian dollar decreased 2% in value in comparison to the U.S. dollar, while the average rate for the year ended 2011 was 4% higher than it was for 2010. The increase in the average Canadian dollar exchange rate led to an increase of $2.7 million in reported revenue and a $0.8 million increase in reported operating income in 2011, compared to 2010. A 10% unfavorable change in the 2011 average exchange rate would have negatively impacted 2011 revenue by $6.7 million and operating income by $2.6 million.

Interest Rates. Our senior secured notes issued in June 2009 are fixed rate instruments, and therefore, interest expense would not be impacted by changes in interest rates. Our potential interest rate risk results from our Revolving Credit Facility as an increase in interest rates would result in lower earnings and increased cash outflows. As of December 31, 2011, we did not have any outstanding balances under this facility, but if we were to draw upon it, we would be subject to changes in interest rates. Subsequent to year end, on January 3, 2012 we borrowed $7.0 million under the Revolving Credit Facility.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 10.0% of total operating revenues during the year ended December 31, 2011. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. The report on the Company’s internal control over financial reporting as of December 31, 2011, is on page F-3.

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

Information concerning directors, executive officers and nominees and our code of ethics is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership and securities issuable under equity compensation plans is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence, is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements filed as part of this report are listed separately in the Index of Consolidated Financial Statements on page F-1 of this report.

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 1 to the Consolidated Financial Statements. All other Financial Statement schedules are not applicable.

(b)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

4.1	Stockholders Agreement by and between RailAmerica, Inc. and RR Acquisition Holding, LLC (incorporated by reference to Exhibit 4.1 to RailAmerica, Inc.’s Form S-4 (File No. 333-162575) filed on October 20, 2009).

4.2	Indenture, dated as of June 23, 2009, by and between RailAmerica, Inc., the guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on July 27, 2009).

4.3	Form of 9.25% Notes due 2017 (included in Exhibit 4.2).

10.1	Credit Agreement, dated as of June 23, 2009, among RailAmerica, Inc., RailAmerica Transportation Corp., the several lenders from time to time parties thereto, Citicorp North America, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to RailAmerica, Inc.’s Form S-1(File No. 333-160835) filed on September 1, 2009).

10.2	RailAmerica, Inc. 2008 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 22, 2009).+

10.3	RailAmerica, Inc. 2009 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to RailAmerica, Inc.’s Form S-8 (File No. 333-162428) filed on October 13, 2009).+

10.4	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 22, 2009).

10.5	Form of Management Shareholder Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.6	Form of Amended and Restated Restricted Share Agreement for Bonus Restricted Shares under the RailAmerica, Inc. Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.7	Form of Director Restricted Share Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.8	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and John Giles (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.9	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Clyde Preslar (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.10	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and David Rohal (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.11	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Paul Lundberg (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.12	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Charles Patterson (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.13	Employment Agreement, dated as of September 28, 2009, by and between RailAmerica, Inc. and Scott Williams (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.14	Form of FECR Rail Corp. Consulting Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.15	Form of FECR Rail Corp. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.16	Form of Florida East Coast Industries, Inc. Consulting Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.17	Form of Florida East Coast Industries, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to RailAmerica, Inc.’s Form S-1 (File No. 333-160835) filed on September 29, 2009).+

10.18	Amendment No. 1 to the Asset Backed Loan Facility entered into on June 10, 2010 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K (File No. 1-32579) filed on June 15, 2010).

10.19	Amendment No. 2 to the Asset Backed Loan Facility entered into on February 23, 2011 (incorporated by reference to Exhibit 10.1 to RailAmerica, Inc.’s Form 8-K (File No. 1-32579) filed on February 23, 2011).

10.20	Credit Agreement, dated as of August 29, 2011, among RailAmerica, Inc., RailAmerica Transportation Corp., Citibank N.A. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.20 to RailAmerica, Inc.’s Form 8-K (File No. 1-32579) filed on August 31, 2011.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from RailAmerica’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Executive Compensation Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

By:	/s/ B. CLYDE PRESLAR
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)

Dated: February 23, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ JOHN E. GILES John E. Giles	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board of Directors	February 23, 2012

/s/ JOSEPH P. ADAMS JR. Joseph P. Adams, Jr.	Deputy Chairman of the Board of Directors	February 23, 2012

/s/ PAUL R. GOODWIN Paul R. Goodwin	Director	February 23, 2012

/s/ VINCENT T. MONTGOMERY Vincent T. Montgomery	Director	February 23, 2012

/s/ ROBERT SCHMIEGE Robert Schmiege	Director	February 23, 2012

/s/ RANDY T. PIANIN Randy T. Pianin	Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of RailAmerica, Inc.

We have audited the accompanying consolidated balance sheets of RailAmerica, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RailAmerica, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RailAmerica, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of RailAmerica, Inc.

We have audited RailAmerica, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RailAmerica, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, RailAmerica, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of RailAmerica, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida

February 23, 2012

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$90,999	$152,968
Accounts and notes receivable, net of allowance of $7,291 and $6,767, respectively	96,813	74,668
Current deferred tax assets	9,886	12,769
Other current assets	17,967	15,200

Total current assets	215,665	255,605
Property, plant and equipment, net	1,021,545	981,622
Intangible assets	134,851	140,546
Goodwill	211,841	212,495
Other assets	13,478	13,385

Total assets	$1,597,380	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71,991	$403
Accounts payable	78,844	66,258
Accrued expenses	28,616	36,913

Total current liabilities	179,451	103,574
Long-term debt, less current maturities	1,827	2,147
Senior secured notes	501,876	571,161
Deferred income taxes	213,421	202,985
Other liabilities	20,680	19,037

Total liabilities	917,255	898,904

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 50,605,440 shares issued and outstanding at December 31, 2011; and 54,859,261 shares issued and outstanding at December 31, 2010	506	549
Additional paid in capital and other	591,341	636,757
Retained earnings	84,272	65,503
Accumulated other comprehensive income	4,006	1,940

Total stockholders’ equity	680,125	704,749

Total liabilities and stockholders’ equity	$1,597,380	$1,603,653

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Operating revenue	$551,123	$490,291	$425,774
Operating expenses:
Labor and benefits	164,674	153,993	143,604
Equipment rents	34,816	34,119	35,978
Purchased services	48,075	37,971	30,914
Diesel fuel	54,861	43,316	33,290
Casualties and insurance	13,844	17,574	16,795
Materials	27,896	19,607	11,399
Joint facilities	9,667	8,667	6,942
Other expenses	39,414	35,226	33,037
Track maintenance expense reimbursement	(16,714)	(17,589)	(16,656)
Net gain on sale of assets	(50)	(2,191)	(25,839)
Impairment of assets	5,169	—	—
Depreciation and amortization	47,849	45,091	42,105

Total operating expenses	429,501	375,784	311,569

Operating income	121,622	114,507	114,205
Interest expense, including amortization costs of $16,759, $25,655, and $26,889, respectively	(71,923)	(83,775)	(86,878)
Other income (loss)	1,331	(4,759)	(8,117)

Income from continuing operations before income taxes	51,030	25,973	19,210
Provision for income taxes	14,162	6,856	16,299

Income from continuing operations	36,868	19,117	2,911
Discontinued operations:
Gain on disposal of discontinued business (net of income tax benefit of $12,006)	—	—	12,931

Net income	$36,868	$19,117	$15,842

Dividends declared and paid per common share	$—	$—	$0.46
Basic earnings per common share:
Continuing operations	$0.70	$0.35	$0.07
Discontinued operations	—	—	0.28

Net income	$0.70	$0.35	$0.35
Diluted earnings per common share:
Continuing operations	$0.70	$0.35	$0.07
Discontinued operations	—	—	0.28

Net income	$0.70	$0.35	$0.35
Weighted average common shares outstanding:
Basic	52,519	54,793	45,979
Diluted	52,519	54,793	45,979

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Number of Shares Issued	Par Value	Additional Paid-in Capital and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, January 1, 2009	43,531	$435	$470,578	$50,029	$(49,522)	$471,520

Net income	—	—	—	15,842	—	15,842
Change in market value of derivative instruments, net	—	—	—	—	5,322	5,322
Amortization of terminated swap costs, net	—	—	—	—	10,303	10,303
Actuarial loss associated with pension and postretirement benefit plans	—	—	—	—	(843)	(843)
Cumulative translation adjustments	—	—	—	—	16,488	16,488

Total comprehensive income						$47,112

Issuance of common stock	10,500	105	143,018	—	—	143,123
Dividends paid to common stockholders	—	—	—	(19,485)	—	(19,485)
Other equity contributions	—	—	819	—	—	819
Stock repurchases	(49)	—	(685)	—	—	(685)
Stock based compensation	382	4	16,923	—	—	16,927

Balance, December 31, 2009	54,364	$544	$630,653	$46,386	$(18,252)	$659,331

Net income	—	—	—	19,117	—	19,117
Amortization of terminated swap costs, net	—	—	—	—	13,306	13,306
Write-off of swap costs, net	—	—	—	—	1,047	1,047
Actuarial gain associated with pension and postretirement benefit plans	—	—	—	—	172	172
Cumulative translation adjustments	—	—	—	—	5,667	5,667

Total comprehensive income						$39,309

Issuance of common stock	—	—	(106)	—	—	(106)
Stock repurchases	(112)	(1)	(1,318)	—	—	(1,319)
Stock based compensation	607	6	7,528	—	—	7,534

Balance, December 31, 2010	54,859	$549	$636,757	$65,503	$1,940	$704,749

Net income	—	—	—	36,868	—	36,868
Amortization of terminated swap costs, net	—	—	—	—	7,132	7,132
Actuarial loss associated with pension and postretirement benefit plans	—	—	—	—	(2,663)	(2,663)
Cumulative translation adjustments	—	—	—	—	(2,403)	(2,403)

Total comprehensive income						$38,934

Stock repurchases	(4,777)	(48)	(55,642)	(18,099)	—	(73,789)
Stock based compensation	523	5	10,226	—	—	10,231

Balance, December 31, 2011	50,605	$506	$591,341	$84,272	$4,006	$680,125

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,868	$19,117	$15,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	52,702	49,847	52,340
Amortization of swap termination costs	11,908	20,891	16,616
Net gain on sale or disposal of properties	(50)	(2,191)	(26,766)
Impairment of assets	5,169	—	—
Foreign exchange gain on debt	—	—	(1,160)
Swap termination costs	—	—	(55,750)
Loss on extinguishment of debt	—	8,357	9,499
Financing costs	719	—	—
Equity compensation costs	10,219	7,534	10,712
Deferred income taxes and other	10,524	2,765	21,057
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(22,283)	(2,435)	10,873
Other current assets	(2,778)	7,512	(3,093)
Accounts payable	9,465	7,574	(3,182)
Accrued expenses	(8,125)	1,268	(16,677)
Other assets and liabilities	(2,049)	(3,070)	(20,771)

Net cash provided by operating activities	102,289	117,169	9,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(130,779)	(60,281)	(47,789)
NECR government grant reimbursement	37,212	2,455	—
Proceeds from sale/disposition of assets	16,353	4,108	90,340
Deferred costs and other	(144)	—	(355)
Acquisitions, net of cash acquired	(12,716)	(23,926)	—

Net cash (used in) provided by investing activities	(90,074)	(77,644)	42,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes	—	—	709,830
Principal payments on long-term debt	(428)	(622)	(625,898)
Repurchase of senior secured notes	—	(76,220)	(76,220)
Repurchase of common stock	(70,574)
Sale of common stock	—	(106)	143,123
Other	12	—	—
Dividends paid to common stockholders	—	—	(19,485)
Deferred financing costs paid	(3,028)	(224)	(20,175)

Net cash (used in) provided by financing activities	(74,018)	(77,172)	111,175

Effect of exchange rates on cash	(166)	397	356

Net (decrease) increase in cash	(61,969)	(37,250)	163,267
Cash, beginning of period	152,968	190,218	26,951

Cash, end of period	$90,999	$152,968	$190,218

Supplemental cash flow information:
Interest Paid	$55,178	$57,986	$72,641
Income Taxes Paid	$4,112	$7,444	$3,416

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

RailAmerica, Inc. (“RailAmerica” or the “Company”) is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 43 individual railroads with approximately 7,400 miles of track in 27 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.

On November 14, 2006, RR Acquisition Holding LLC, a Delaware limited liability company (“Holdings”) and RR Acquisition Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdings (“Subsidiary”), both formed by investment funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) entered into an Agreement and Plan of Merger (“Agreement”) with RailAmerica, a Delaware corporation. On February 14, 2007 shortly after the approval of the proposed merger by the shareholders of RailAmerica, Subsidiary merged with and into RailAmerica, with RailAmerica continuing as the entity surviving the merger as a wholly owned subsidiary of Holdings (the “Acquisition”).

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of RailAmerica and all of its subsidiaries. All of RailAmerica’s consolidated subsidiaries are wholly owned. All intercompany balances and transactions have been eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Allowances for doubtful accounts are recorded by management based upon the Company’s analysis of accounts receivable aging and specific identification of customers in financial distress (e.g., bankruptcy or poor payment record). Management reviews material past due balances on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered.

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2011	2010
Balance, beginning of year	$6,767	$4,557
Provisions	1,267	3,544
Charges	(743)	(1,334)

Balance, end of year	$7,291	$6,767

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

Track and Related Assets

For track and related assets, the Company uses the group method of depreciation under which a single depreciation rate is applied to the gross investment of each asset type. The Company reevaluated the useful lives of its track and related assets and established new depreciable lives based on reviews performed by valuation experts during purchase accounting in 2007.

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

Capital Expenditures

Rail operations are capital-intensive and the Company accounts for these costs in accordance with GAAP. Routine repairs and maintenance costs, for all asset categories, are expensed as incurred. The Company self-constructs portions of its track structure and rebuilds certain of its rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized.

Capital spending related to locomotives and freight cars includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the Accounting Standards Codification (“ASC”). In addition, costs to modify or rebuild these assets are capitalized if the spending incurred extends the asset’s useful life or improves utilization. Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment.

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

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred. Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes) and the sale, disposal or abandonment of a rail line segment. There were no abnormal losses during the periods ended December 31, 2011, 2010 and 2009, respectively.

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

During the year ended December 31, 2011, the Company evaluated its locomotive usage and determined that certain of its surplus locomotives were not expected to be placed back into service. As a result of this determination, the Company engaged a locomotive and railcar market advisor to assist management in evaluating the market value (level 2) of the identified locomotives based on recent sales and current market conditions. The evaluation resulted in the Company recording an impairment charge of $5.2 million ($3.2 million after tax, $0.06 per share).

GRANT PROCEEDS

The Company accounts for grant proceeds as contra-assets within property, plant and equipment and are amortized over the life of the related asset.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of RailAmerica.

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of goodwill or any intangible asset whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. Specifically, the Company tests for impairment in accordance with Intangibles- Goodwill and Other Topic, ASC 350. For goodwill, a two-step impairment model is used. The first step either compares the fair value of the reporting unit with its carrying amount, including goodwill or performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The determination of fair value involves significant management judgment. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value. Impairments are recognized when incurred. Management believes that goodwill is not impaired based on the results of the annual impairment test.

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

FOREIGN CURRENCY TRANSLATION

The financial statements and transactions of the Company’s foreign operations are maintained in their local currency, which is their functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholders’ equity. Revenue and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income. At December 31, 2011 and 2010, accumulated other comprehensive income included $11.5 million and $13.9 million of cumulative translation gains, respectively. For the year ended December 31, 2009, other income (loss) included $1.2 million of exchange rate gains on the U.S. dollar denominated debt formerly held by a Canadian entity that has the Canadian dollar as its functional currency.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period classifications.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted ASU No. 2011-08 in 2011. The adoption of the provisions of ASU No. 2011-08 did not have a material impact on the Company’s consolidated financial position or results of operations.

2.	ACQUISITIONS

On May 11, 2011, the Company acquired three short-line freight railroads in the state of Alabama for a total purchase price of $12.7 million. The acquisition was funded from existing cash on hand. The three railroads (the “Southeastern Alabama Railroads”), known individually as the Three Notch Railroad (TNHR), the Wiregrass Central Railroad (WGCR), and the Conecuh Valley Railroad (COEH), comprise approximately 70 miles and primarily haul agricultural and chemical products. The railroads were acquired from affiliates of Gulf and Ohio Railways, Inc. The results of operations of the railroads have been included in the Company’s consolidated financial statements since May 11, 2011, the acquisition date.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations Topic, the acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their estimated fair value.

The allocation of purchase price is as follows (in thousands):

Intangible assets	$1,212
Property, plant and equipment	11,645

Total assets acquired	12,857
Liabilities assumed	(141)

Total liabilities assumed	(141)
Purchase price	$12,716

Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value Assigned	Weighted Average Life (Years)
Customer relationships	$620	10.0
Lease right of way	$592	15.0

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

3.	EARNINGS PER SHARE

For the years ended December 31, 2011, 2010 and 2009, basic and diluted earnings per share is calculated using the weighted average number of common shares outstanding during the year. The basic earnings per share calculation includes all vested and unvested restricted shares as a result of their dividend participation rights.

The following is a summary of the income from continuing operations available for common stockholders and weighted average shares outstanding (in thousands):

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Income from continuing operations (basic and diluted)	$36,868	$19,117	$2,911
Compensation expense recorded for dividends paid to unvested restricted shares, net of tax	—	—	307

Income from continuing operations available to common stockholders
(basic and diluted)	$36,868	$19,117	$3,218

Weighted average shares outstanding (basic and diluted)	52,519	54,793	45,979

4.	STOCK-BASED COMPENSATION

Throughout 2011, 2010 and 2009, the Company entered into individual equity award agreements with employees, including executive officers. During the years ended December 31, 2011, 2010 and 2009, the Company issued 551,441, 662,296 and 401,647 time-based restricted shares to employees. The restricted shares granted to employees are scheduled to vest over three to five year periods. The grant date fair values of the restricted shares are based upon the fair market value of the Company at the time of grant. The Company recognizes stock-based compensation expense for restricted shares on a straight-line basis. Prior to the Company’s initial public offering in October 2009, the Company engaged an unrelated valuation specialist to perform a fair value analysis of the Company at the end of each quarter.

Stock-based compensation expense related to restricted stock grants for the years ended December 31, 2011, 2010 and 2009 was $10.2 million, $7.5 million and $4.4 million, respectively.

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

At December 31, 2011, there was $9.6 million of unrecognized compensation expense related to unvested restricted share compensation arrangements, which is expected to be recognized over a weighted average period of 1.38 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $10.9 million, $4.9 million and $2.6 million, respectively.

A summary of the status of restricted shares as of December 31, 2011, 2010 and 2009, and the changes during the periods then ended and the weighted average grant date fair values is presented below:

	Time Based
Balance at January 1, 2009	1,100,961	$12.20

Granted	401,647	$15.22
Vested	(196,362)	$12.11
Cancelled	(19,917)	$12.43

Balance at December 31, 2009	1,286,329	$13.10

Granted	662,296	$11.90
Vested	(418,440)	$13.06
Cancelled	(53,960)	$13.38

Balance at December 31, 2010	1,476,225	$12.59

Granted	551,441	$13.67
Vested	(740,808)	$12.70
Cancelled	(27,939)	$13.72

Balance at December 31, 2011	1,258,919	$12.97

5.	DISCONTINUED OPERATIONS

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

Freight Australia

In August 2004, the Company completed the sale of its Australian railroad, Freight Australia, to Pacific National for AUD $285 million (U.S. $204 million). The Australian Taxation Office (“ATO”) performed an audit of the reorganization transactions undertaken by the Company’s Australian subsidiaries prior to the sale. On May 14, 2009, the Company received a notice from the ATO indicating that they would not be taking any further action in relation to its audit of the reorganization transactions. As a result, the Company has removed the previously recorded tax reserves resulting in a benefit to the continuing operations tax provision of $2.5 million related to the accrual of interest subsequent to the Company’s acquisition, an adjustment to the gain on sale of discontinued operations of $12.3 million and reduced its accrual for consulting fees resulting in a gain on sale of discontinued operations of $0.7 million, or $0.5 million after tax, during the year ended December 31, 2009.

6.	OTHER BALANCE SHEET DATA

Accrued expenses consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Accrued compensation and benefits	$10,731	$13,554
Accrued incident expense	5,974	8,214
Other accrued liabilities	11,911	15,145

	$28,616	$36,913

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Land	$187,716	$186,688
Buildings and improvements	9,342	7,024
Railroad track and improvements	887,649	826,747
Locomotives, transportation and other equipment	103,905	88,545

	1,188,612	1,109,004
Less: accumulated depreciation	(167,067)	(127,382)

	$1,021,545	$981,622

Depreciation expense, including amortization of assets recorded under capital leases, for the periods ended December 31, 2011, 2010 and 2009, was $41.8 million, $37.7 million, and $34.6 million.

8.	GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

Goodwill, which totaled $211.8 million and $212.5 million as of December 31, 2011 and 2010, respectively, includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of RailAmerica by Fortress in 2007 and the acquisition of Atlas by RailAmerica in 2010. As described in Note 1, Summary of Significant Accounting Policies, on February 14, 2007, RailAmerica and Fortress completed a merger in which RailAmerica was acquired by certain private equity funds managed by affiliates of Fortress.

The table below reflects the change in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 (in thousands).

Balance at December 31, 2009	$200,769
Addition for the acquisition of Atlas	11,326
Impact of change in foreign exchange rates	400

Balance at December 31, 2010	$212,495

Impact of change in foreign exchange rates	(654)

Balance at December 31, 2011	$211,841

Indefinite-Lived Intangible Assets

Perpetual railroad leases for trackage rights and the Atlas trade name are considered indefinite-lived intangible assets. The carrying value of the non-amortizing intangibles decreased by $0.8 million during the year ended December 31, 2011 due to foreign exchange translation adjustments.

Definite-Lived Intangible Assets

Definite-lived intangible asset classes were assigned the following amounts and weighted-average amortization periods (dollars in thousands):

Intangible Asset Class	Value Assigned	Weighted Average Life (Years)
Customer contracts	$25,115	5.3
Railroad leases	$10,427	16.8
Rolling stock leases	$2,107	4.5
Locomotive leases	$5,943	6.2
Customer relationships	$6,720	20.0
Project backlog	$110	0.5
Non-compete agreements	$810	4.2

The following table provides the gross and net carrying amounts for each major class of intangible assets (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer contract intangibles	$25,115	$(22,746)	$2,369	$24,495	$(18,406)	$6,089
Railroad leases intangibles	10,427	(4,300)	6,127	9,835	(3,808)	6,027
Rolling stock leases intangibles	2,107	(2,085)	22	2,107	(2,061)	46
Locomotive leases intangibles	5,943	(5,343)	600	5,943	(4,663)	1,280
Customer relationships	6,720	(504)	6,216	6,720	(168)	6,552
Project backlog	110	(110)	—	110	(110)	—
Non-compete agreements	810	(293)	517	810	(98)	712
Non-amortizable intangible assets:
Railroad leases intangibles	115,715	—	115,715	116,555	—	116,555
Trade names	1,790	—	1,790	1,790	—	1,790
Other intangible assets	1,495	—	1,495	1,495	—	1,495

Total intangible assets	$170,232	$(35,381)	$134,851	$169,860	$(29,314)	$140,546

The following table sets forth the amortization expense over the next five years (in thousands):

2012	$4,077
2013	1,211
2014	891
2015	794
2016	779
Thereafter	8,099

$15,851

9.	LONG-TERM DEBT AND LEASES

Long-term debt consists of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
9.25% Senior Secured Notes (net of original issue discount of $18,427 and $20,839,respectively)	$573,573	$571,161
Other long-term debt (including capital leases)	2,121	2,550

	575,694	573,711
Less: current maturities	71,991	403

Long-term debt, less current maturities	$503,703	$573,308

The aggregate annual maturities of long-term debt are as follows (in thousands):

2012	$74,294
2013	311
2014	329
2015	323
2016	344
Thereafter	518,520

$594,121

$740 Million 9.25% Senior Secured Notes

On June 23, 2009, the Company sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees. The notes were secured by first-priority liens on substantially all of the Company’s and the guarantors’ assets. The guarantors are defined essentially as the Company’s existing and future wholly-owned domestic restricted subsidiaries. The net proceeds received from the issuance of the notes were used to repay the outstanding balance of the $650 million bridge credit facility, as described below, and $7.4 million of accrued interest thereon, pay costs of $57.1 million to terminate interest rate swap arrangements, including $1.3 million of accrued interest, entered into in connection with the bridge credit facility, pay fees and expenses related to the offering and for general corporate purposes.

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

Subsequent to year end, on January 5, 2012, the Company redeemed $74 million of its 9.25% Senior Secured Notes, in accordance with the terms of the indenture. The notes were redeemed at a redemption price of 103% of the principal amount of the notes being redeemed, plus accrued interest up to but not including, January 5, 2012.

$40 Million ABL Facility

In connection with the issuance of the senior secured notes on June 23, 2009, the Company also entered into a $40 million Asset Backed Loan Facility (“ABL Facility”). The ABL Facility would have matured on June 23, 2013 and bore interest at LIBOR plus 4.00%. Obligations under the ABL Facility were secured by a first-priority lien on the ABL collateral. ABL collateral included accounts receivable, deposit accounts, securities accounts and cash. As of December 31, 2010, the Company had no outstanding balance under the Facility and approximately $21.4 million of undrawn availability, taking into account borrowing base limitations.

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

The ABL Facility was replaced by the Company’s $75 million Revolving Credit Facility on August 29, 2011.

The ABL Facility and indenture governing the senior secured notes contained various covenants and restrictions that limited the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates.

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

As discussed above, all borrowings under the bridge credit facility were repaid with the proceeds from the issuance of the senior secured notes in 2009.

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

The Revolving Credit Facility is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain of the Company’s existing and future direct and indirect subsidiaries. All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a pari passu basis with the liens under the Company’s 9.25% senior secured notes due July 1, 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2011. Subsequent to year end, on January 3, 2012 the Company borrowed $7.0 million under the Revolving Credit Facility. The borrowings were repaid in February 2012.

The Revolving Credit Facility and indenture governing the senior secured notes contain various covenants and restrictions that limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes.

Leases

The Company has several finance leases for equipment and locomotives. The Company also operates some of its railroad properties under operating leases. The minimum annual lease commitments at December 31, 2011 are as follows (in thousands):

Operating Leases
2012	$20,104
2013	12,742
2014	8,502
2015	3,901
2016	3,298
Thereafter	16,159

Total minimum lease payments	$64,706

Rental expense under operating leases was approximately $25.7 million, $25.8 million, and $28.7 million for the periods ended December 31, 2011, 2010 and 2009, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Derivatives and Hedging Topic, ASC 815-10-65, on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure required by ASC 815 is presented below.

The Company may use derivatives to hedge against increases in interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. During the periods ended December 31, 2011, 2010 and 2009, the Company reclassified $7.1 million, $14.4 million and $24.6 million, respectively from other comprehensive loss to interest expense. At December 31, 2010, accumulated other comprehensive loss included $12.7 million, net of income taxes of $8.4 million, of unamortized loss relating to the terminated swap, as discussed below. At December 31, 2011, accumulated other comprehensive loss included a loss of $5.6 million, net of income taxes of $2.5 million, relating to the interest rate swaps.

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

On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. Interest expense of $0.5 million was recognized during the year ended December 31, 2008 for the portion of the hedge deemed ineffective, respectively. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at December 31, 2010 or December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). As a result of the $74 million redemption of the notes during June 2010, an additional $1.7 million of unamortized expense was recognized during the year ended December 31, 2010. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of December 31, 2011, accumulated other comprehensive loss included $5.6 million, net of tax, of unamortized loss relating to the terminated swap. Interest expense for the years ended December 31, 2011 and 2010, included $11.9 million and $20.9 million, respectively, of amortization expense related to the terminated swap. As a result of the $74 million redemption of the notes in January 2012, an additional $1.2 million of unamortized expense will be recognized during the year ended December 31, 2012. Reclassifications from accumulated other comprehensive loss to interest expense in the next twelve months will be approximately $5.3 million, or $3.2 million net of tax.

For the year ended December 31, 2009, the amount of loss recognized in the consolidated statement of operations was as follows (in thousands):

	The Effect of Derivative Instruments on Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (AOCI) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest Rate Swap	$5,322	Interest Expense	$(7,270)	Interest Expense	$(278)

See Note 11 for additional information regarding the fair value of derivative instruments.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•

Derivatives: The carrying value is based on fair value as of the balance sheet date. Companies are required to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value. The Company’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. For derivative instruments in an asset position, the Company also analyzes the credit standing of the counterparty and factors it into the fair value measurement. ASC 820 states that the fair value of a liability also must reflect the nonperformance risk of the reporting entity. Therefore, the impact of the Company’s credit worthiness has also been factored into the fair value measurement of the derivative instruments in a liability position. This methodology is a market approach, which under ASC 820 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. See Note 10 for further fair value disclosure of the Company’s interest rate swap. As the Company terminated its interest rate swap agreement in conjunction with the refinancing of its bridge credit facility on June 23, 2009, the swap had no fair value as of December 31, 2011 or 2010.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011
	Carrying Amount	Fair Value
Cash and cash equivalents	$90,999	$90,999
9.25% Senior secured notes	$573,573	$648,240

12.	COMMON STOCK TRANSACTIONS

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

During the years ended December 31, 2011 and 2010, the Company accepted 219,314 and 113,381 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

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

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. During the year ended December 31, 2011, the Company repurchased a total of 1,521,240 shares at a weighted average price of $13.43 per share related to the August 30, 2011 repurchase program. The Company had $4.6 million remaining for the repurchase of outstanding shares, under this program, as of December 31, 2011.

13.	INCOME TAX PROVISION

Income (loss) from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009, consists of (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Domestic	$37,689	$14,019	$(15,725)
Foreign subsidiaries	13,341	11,954	34,935

	$51,030	$25,973	$19,210

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009, consists of (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Federal income taxes:
Current	$—	$—	$—
Deferred	15,431	4,022	13,868

	15,431	4,022	13,868

State income taxes:
Current	953	18	(333)
Deferred	(5,952)	103	910

	(4,999)	121	577

Foreign income taxes:
Current	2,685	4,073	6,279
Deferred	1,045	(1,360)	(16,431)

	3,730	2,713	(10,152)

Total income tax provision	$14,162	$6,856	$4,293

The following table summarizes the total income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Continuing operations	$14,162	$6,856	$16,299
Discontinued operations	—	—	(12,006)

Total income tax provision	$14,162	$6,856	$4,293

The differences between the U.S. federal statutory tax rate and the Company’s effective rate from continuing operations for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Income tax expense at federal statutory rate	$17,861	$9,091	$6,724
Foreign tax rate differential	(736)	(379)	(1,726)
Net (benefit) expense due to change in tax law,apportionment factors and other adjustments	(3,704)	1,159	(3,315)
State income tax refunds net of federal benefit	—	—	(760)
Non-deductible/nontaxable items	710	411	318
Tax expense on foreign repatriation	—	—	14,952
Expired tax attributes	—	—	1,447
Tax contingencies and settlements	(391)	(1,118)	(4,601)
State income taxes net of federal benefit	710	(174)	(797)
Stock-based compensation	—	720	—
Change in valuation allowance	(252)	(2,871)	4,024
Other, net	(36)	17	33

Income tax expense	$14,162	$6,856	$16,299

The components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$27,054	$38,064
Alternative minimum tax credit	1,363	1,459
General business credit carryovers	94,819	94,819
Tax effect of unrecognized tax positions	163	740
Accrued expenses	18,973	20,355
Other	719	—

Total deferred tax assets	143,091	155,437
Less: valuation allowance	(7,824)	(8,076)

Total deferred tax assets, net	135,267	147,361
Deferred tax liabilities:
Property, plant and equipment	(328,693)	(326,900)
Intangibles	(10,109)	(10,310)
Other	—	(367)

Total deferred tax liabilities	(338,802)	(337,577)

Net deferred tax liabilities	$(203,535)	$(190,216)

The Company maintains a valuation allowance on net operating losses in jurisdictions for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management’s belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $7.8 million and $8.1 million at December 31, 2011 and 2010, respectively.

The following table summarizes the net operating loss carryforwards by jurisdiction as of December 31, 2011 (in thousands):

	Amount	Expiration Period
U.S. — Federal	$48,367	2021 -2030
U.S. — State	254,323	2012 -2031
Canada	770	2014 -2031

The following table summarizes general business credits available to the Company in the U.S. as of December 31, 2011 (in thousands):

	Amount	Expiration Period
Track maintenance credit	$94,742	2025 -2028
GO Zone tax credit	77	2026

Total credits	$94,819

The Company’s net operating loss carryforwards and general business credits for federal and state income tax purposes are limited by Internal Revenue Code Section 382 and Internal Revenue Code Section 383, respectively.

United States income taxes have not been provided on $37.0 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. The U.S. tax effects of the permanently reinvested foreign earnings that have not been accrued were approximately $13.0 million, exclusive of any foreign withholding taxes.

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$5,170	$6,097	$29,995
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	43	128
Reductions for tax positions of prior years	(6)	—	(497)
Settlements with taxing authorities	—	—	(20,993)
Lapse of statute of limitations	(473)	(970)	(2,536)

Balance at end of year	$4,691	$5,170	$6,097

At December 31, 2011, the Company’s liability for uncertain tax positions was $4.7 million, $4.5 million of which would reduce its effective tax rate if recognized. The Company anticipates the liability for uncertain tax positions will decrease by $0.9 million over the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax positions in its provision for income taxes. During the year ended December 31, 2011, the Company reduced its accrual for interest and penalties by $0.1 million as a result of the lapse of statutes of limitations. During the years ended December 31, 2011 and 2010, the Company recognized approximately $0.0 million and $0.1 million, respectively, of interest and penalties. The Company had approximately $0.2 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

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

DEFINED CONTRIBUTION COMPONENT — The defined contribution component applies to a majority of the Company’s Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee’s salary to the plan. Pension expense for the years ended December 31, 2011, 2010 and 2009, for the defined contribution members was $0.5 million, $0.5 million, and $0.5 million, respectively.

DEFINED BENEFIT COMPONENT — The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway (“CP”) to a subsidiary of the Company. The defined benefit portion of the plan is a mirror plan of CP’s defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CP transferred to the Company the appropriate value of each employee’s pension entitlement.

The assumed discount rate included below is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period up to maturity of the pension benefits. The rate of 4.5% used as of December 31, 2011 is within the range recommended by PC Bond Analytics. PC Bond Analytics distributes discount rate information to defined benefit plan sponsors to assist in reporting for pension disclosures. The discount rate data is derived from the 2011 PC Bond Analytics Database, which consists of data from Standard & Poor’s Institutional Market Services database as well as proprietary analysis created by PC Bond Analytics.

U.S. Employees

The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the U.S. Internal Revenue Code. The Company makes contributions to this plan at a rate of 50% of the employees’ contribution up to $2,500 for Railroad Retirement employees and $5,000 for employees under the Federal Insurance Contributions Act. An employee becomes 100% vested with respect to the employer contributions after completing four years of service. Employer contributions during the years ended December 31, 2011, 2010 and 2009, were approximately $1.5 million, $1.3 million, and $1.2 million, respectively.

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

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plans for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Canadian 2011	U.S. 2011	Total 2011	Canadian 2010	U.S. 2010	Total 2010	Canadian 2009	U.S. 2009	Total 2009
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$10,552	$861	$11,413	$9,780	$738	$10,518	$6,496	$572	$7,068
Service cost	143	92	235	119	83	202	101	73	174
Interest cost	596	45	641	621	43	664	487	35	522
Plan participants’ contributions	79	—	79	74	—	74	84	—	84
Actuarial loss (gain)	2,977	215	3,192	342	21	363	1,736	59	1,795
Benefits paid	(407)	(65)	(472)	(846)	(24)	(870)	(306)	(1)	(307)
Foreign currency exchange rate changes	(237)	—	(237)	462	—	462	1,182	—	1,182

Benefit obligation at end of period	$13,703	$1,148	$14,851	$10,552	$861	$11,413	$9,780	$738	$10,518

CHANGE IN PLAN ASSET S
Fair value of plan assets at beginning of period	$10,124	$609	$10,733	$7,613	$548	$8,161	$5,282	$343	$5,625
Actual return on plan assets	(184)	(7)	(191)	961	(7)	954	1,030	(6)	1,024
Employer contribution	748	169	917	1,936	93	2,029	592	212	804
Plan participants’ contributions	79	—	79	74	—	74	84	—	84
Benefits paid	(407)	(65)	(472)	(846)	(24)	(870)	(306)	(1)	(307)
Foreign currency exchange rate changes	(227)	—	(227)	386	—	386	931	—	931

Fair value of plan assets at end of period	$10,133	$706	$10,839	$10,124	$610	$10,734	$7,613	$548	$8,161

Funded status — accrued benefit cost	$(3,570)	$(442)	$(4,012)	$(428)	$(251)	$(679)	$(2,167)	$(190)	$(2,357)

ASSUMPTIONS
Discount rate	4.50%	4.50%	N/A	5.70%	5.30%	N/A	6.40%	5.90%	N/A
Expected return on plan assets	6.50%	6.00%	N/A	6.50%	6.00%	N/A	6.50%	6.00%	N/A
Rate of compensation increase	3.25%	4.56%	N/A	3.50%	4.56%	N/A	3.50%	4.56%	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$143	$92	$235	$119	$83	$202	$101	$73	$174
Interest cost	596	45	641	621	43	664	487	35	522
Expected return on plan assets	(658)	(39)	(697)	(495)	(35)	(530)	(343)	(25)	(368)
Amortization of prior service cost	24	—	24	24	—	24	23	—	23
Amortization of net actuarial loss	99	34	133	126	30	156	21	22	43

Net periodic pension cost	$204	$132	$336	$395	$121	$516	$289	$105	$394

	(in thousands)
	Canadian	U.S.	Total
Expected Employer Contribution in 2012	$140	$206	$346
Expected Employee Contribution in 2012	80	—	80
Amortization of Loss in 2012	475	59	534
Amortization of Prior Service Cost in 2012	21	—	21
Expected Benefit Payments in
2012	$296	$45	$341
2013	327	59	386
2014	369	70	439
2015	411	72	483
2016	460	76	536
2017 - 2022	3,150	412	3,562

Adjustments to Accumulated Other Comprehensive Income	December 31, 2011	December 31, 2010
	(In thousands)
Unrecognized net actuarial (loss) gain	$(3,751)	$175
Foreign currency translation	(17)	277
Unrecognized transition obligation	24	24

Total adjustment to AOCI, before tax	$(3,744)	$476

Total adjustment to AOCI, after tax	$(2,663)	$329

Balance in AOCI, net of tax of $(914) and $167, respectively	$(2,234)	$429

Plan Assets (Market Value) for the years ended:

	December 31, 2011	December 31, 2010	Target Allocation 2012
Integra Strategic Allocated Pool Fund	100.00%	100.00%	100.00%
Fund holdings by class:
a) Equity securities	56.20%	59.90%	60.00%
b) Debt securities	42.90%	32.70%	40.00%
c) Other (including cash)	0.90%	7.40%	0.00%

Total	100.00%	100.00%	100.00%

Expected long-term rate of return on assets	6.50%	6.50%
Expected rate of return on equity securities	7.50%	7.50%
Expected rate of return on debt securities	5.50%	5.50%

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

The initial limits of the proportion of the market value of the portfolio that may be invested in the following classes of securities are:

Asset Mix Limits:	Policy Mix	Minimum Limit	Maximum Limit
Canadian Equity	30%	20%	40%
U.S. Equity	15%	5%	20%
International Equity	15%	5%	20%
Real Estate	0%	0%	10%
Total Equity	60%	25%	70%
Bonds	40%	30%	75%
Mortgages	0%	0%	10%
Short Term	0%	0%	20%
Total Fixed Income	40%	30%	75%

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the Alcoa Post-Retirement Benefit Plan for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	January 1, 2011 to December 31, 2011	January 1, 2010 to December 31, 2010	January 1, 2009 to December 31, 2009
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$2,278	$2,201	$1,980
Service cost	39	43	43
Interest cost	120	129	123
Actuarial gain	601	(92)	55
Benefits paid	(39)	(3)	—

Benefit obligation at end of period	$2,999	$2,278	$2,201

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$0	$0	$0
Employer direct benefit payments	39	3	—
Direct benefit payments	(39)	(3)	—

Fair value of plan assets at end of period	$—	$—	$—

Funded status — (accrued) benefit cost	$(2,999)	$(2,278)	$(2,201)

ASSUMPTIONS
Discount rate	4.50%	5.30%	5.90%
Current year health care cost trend rate (ultimate rate reached in 2006)	N/A	N/A	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$39	$43	$43
Interest cost	120	129	123
Amortization of net actuarial gain	(83)	(61)	(71)

Net periodic benefit cost	$76	$111	$95

Adjustments to Accumulated Other Comprehensive Income	December 31, 2011	December 31, 2010
	(In thousands)
Unrecognized net actuarial gain	$33	$33

Total adjustment to AOCI, before tax	$33	$33

Total adjustment to AOCI, after tax	$21	$21

Balance in AOCI, net of tax of $193 and $193, respectively	$316	$316

Estimated Future Benefit Payments
(In thousands)
2012	$141
2013	145
2014	172
2015	194
2016	206
2017 - 2021	1,175

15.	COMMITMENTS AND CONTINGENCIES

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

The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act. The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. At December 31, 2011 and 2010, the Company had $12.5 million and $12.9 million, respectively, accrued for personal injury claims and cases. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

16.	RELATED PARTY TRANSACTIONS

Investment funds managed by Fortress Investment Group LLC (“Fortress”) own a majority of the Company’s stock. As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. During 2010, these locomotive lease agreements were combined into one master lease agreement. With respect to such agreements, during the years ended December 31, 2011, 2010 and 2009, on a net basis the Company paid FECR $1.2 million, $2.0 million and $0.6 million, respectively. At December 31, 2011 and 2010, the Company had no amounts payable to FECR under this agreement.

During the year ended December 31, 2011, the Company purchased 26 of the previously leased locomotives, discussed above, for a total purchase price of $4.5 million, based on current market values. Subsequent to this transaction, the Company continues to lease six locomotives from FECR, which have been consolidated under one master lease agreement.

The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the years ended December 31, 2011, 2010 and 2009, FECR billed the Company approximately $1.1 million, $1.0 million and $1.0 million, respectively, under the sub-lease agreement. As of December 31, 2011 and 2010, the Company had a payable of $0.1 million due to FECR under this agreement.

Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provided for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. This agreement was generally consistent with arms-length arrangements with third parties providing similar services. The agreement was canceled in 2011. The net amount of payments made by us under this agreement was approximately $0.5 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there were no amounts due to or from FECR under this agreement.

In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.8 million, $0.5 million and $0.1 million, respectively, of compensation expense and $0.8 million, $0.5 million and $0.1 million, respectively, of management fee income related to these consulting agreements.

In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that will vest 50%, 25%, and 25% over the next three years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $1.2 million, $1.3 million and $0.1 million, respectively, of compensation expense and $1.2 million, $1.3 million and $0.1 million, respectively, of management fee income related to these consulting agreements.

Effective June 1, 2011, the Company’s wholly-owned subsidiary, Atlas, entered into an agreement to provide engineering and construction services to FECR. During the year-ended December 31, 2011 Atlas recorded revenues of $9.4 million and received payments totaling $3.6 million related to this project. As of December 31, 2011, Atlas had a receivable of $6.0 million related to this project.

The Company previously utilized Brown & Associates to provide certain sales and use tax advisory and preparation services. The son of the Company’s President and Chief Executive Officer was an independent contractor of Brown & Associates. During the years ended December 31, 2010 and 2009, Brown & Associates billed the Company approximately $0.3 million and $0.7 million for its services, respectively.

17.	IMPAIRMENT OF ASSETS

During the year ended December 31, 2011, the Company evaluated its locomotive usage and determined that certain of its surplus locomotives were not expected to be placed back into service. As a result of this determination, the Company engaged a locomotive and railcar market advisor to assist management in evaluating the market value of the identified locomotives based on recent sales and current market conditions. The evaluation resulted in the Company recording an impairment of $5.2 million ($3.2 million after tax, $0.06 per share), in accordance with ASC 360, Property, Plant, and Equipment. The market value was based on level 2 indicators.

18.	TRACK MAINTENANCE AGREEMENT

In the first quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. The Company entered into similar agreements in the fourth quarter of 2010 and in the first quarter of 2009. During the years ended December 31, 2011, 2010 and 2009, the Shipper paid for $17.1 million, $18.0 million and $17.1 million of maintenance expenditures and $5.5 million, $4.3 million and $5.3 million of capital expenditures, respectively. The Company incurred $0.5 million, $0.4 million and $0.4 million of consulting fees related to the agreements in each of the years ended December 31, 2011, 2010 and 2009, respectively. The track maintenance tax credit expired on December 31, 2011 and has not yet been renewed by Congress, for 2012 and beyond.

19.	OTHER INCOME (LOSS)

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

20.	SUBSEQUENT EVENTS

On January 3, 2012 we borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012.

On January 5, 2012, the Company redeemed $74 million of its 9.25% Senior Secured Notes, in accordance with the terms of the indenture. The notes were redeemed at a redemption price of 103% of the principal amount of the notes being redeemed, plus accrued interest up to but not including, January 5, 2012. Upon completion of the redemption, $518 million aggregate principal amount of the senior secured notes remained outstanding. In connection with early retirement of the indebtedness, the Company incurred charges of approximately $7 million pre-tax in the first quarter of 2012. Approximately $4.8 million of the charge is non-cash. After the redemption, annual interest expense on the Senior Notes for 2012 will decline by $8.1 million of which $6.8 million is cash interest.

On February 1, 2012, the Company announced that it signed an agreement to acquire Marquette Rail LLC (“Marquette”) for $40 million subject to final adjustments for working capital. Headquartered in Ludington, MI, Marquette operates 126 miles of track running from Grand Rapids, MI to Ludington and Manistee, MI. Marquette interchanges with CSXT in Grand Rapids and serves customers primarily in the chemical, pulp & paper, and non-metallics industries. Marquette hauled approximately fifteen-thousand carloads of freight during the fiscal year ended 2011.

On February 1, 2012, the Company announced that it signed an agreement to acquire a seventy-percent interest in the Wellsboro and Corning Railroad (“WCOR”) and Industrial Waste Group (“IWG”) from Myles Group for $18.0 million. The WCOR operates 38 miles of track running from Wellsboro, PA to Corning, NY handling a variety of industrial products primarily used in the natural resources industry. IWG performs transload, storage, and other value-added services for customers in the energy and waste management industries. It operates four transloading facilities located in Wellsboro, PA; Corning, NY; Toledo, OH; and Amelia, VA.

On February 1, 2012, the Company announced that it commenced a cash tender offer to purchase up to $444.0 million in aggregate principal amount of its outstanding 9.25% Senior Secured Notes due 2017. The tender offer is scheduled to expire at 12:00 midnight, New York City time, on February 29, 2012, unless extended or earlier terminated by the Company at its sole discretion. The Total Consideration payable for each $1,000 principal amount of notes validly tendered at or before the early tender date and accepted for purchase is equal to $1,120. The tender offer is subject to the satisfaction of certain conditions, including the Company entering into a new credit facility on terms and conditions satisfactory to the Company. The company had $10.4 million in deferred loan costs and $18.4 million in original issue discount associated with these notes as of December 31, 2011. A percentage of these deferred costs will be written off depending on the ultimate amount of the bonds tendered.

21.	UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly financial data for 2011 is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$124,937	$139,215	$139,665	$147,306
Operating income	$24,203	$28,698	$31,488	$37,233
Net income	$4,085	$8,700	$9,058	$15,025
Basic net income per share	$0.07	$0.17	$0.17	$0.29
Diluted net income per share	$0.07	$0.17	$0.17	$0.29

Quarterly financial data for 2010 is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$114,941	$119,457	$128,257	$127,636
Operating income	$19,201	$23,060	$28,491	$43,755
Net (loss) income	$(2,514)	$(4,221)	$7,968	$17,884
Basic net (loss) income	$(0.05)	$(0.08)	$0.15	$0.33
Diluted net (loss) income	$(0.05)	$(0.08)	$0.15	$0.33

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

The Company’s continuing operations consists of one business segment, North American rail transportation. The North American rail transportation segment includes the operations of the Company’s operating subsidiaries in the United States and Canada, as well as corporate expenses.

Business and geographical segment information for the periods ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

		North America
Year Ended December 31, 2011:	Consolidated	United States	Canada
Revenue	$551,123	$483,698	$67,425
Depreciation and amortization	47,849	43,986	3,863
Income from continuing operations before income taxes	51,030	37,689	13,341
Interest expense	71,923	67,941	3,982
Total assets	1,597,380	1,384,031	213,349
Capital expenditures, net	93,567	86,522	7,045

		North America
Year Ended December 31, 2010:	Consolidated	United States	Canada
Revenue	$490,291	$427,017	$63,274
Depreciation and amortization	45,091	41,867	3,224
Income from continuing operations before income taxes	25,973	14,019	11,954
Interest expense	83,775	79,246	4,529
Total assets	1,603,653	1,396,922	206,731
Capital expenditures, net	57,826	51,845	5,981

		North America
Year Ended December 31, 2009:	Consolidated	United States	Canada
Revenue	$425,774	$370,265	$55,509
Depreciation and amortization	42,105	39,088	3,017
Income (loss) from continuing operations before income taxes	19,210	(16,730)	35,940
Interest expense	86,878	82,767	4,111
Total assets	1,598,629	1,402,794	195,835
Capital expenditures	47,789	42,815	4,974

23.	GUARANTOR FINANCIAL STATEMENT INFORMATION

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

RailAmerica, Inc.

Consolidating Balance Sheet

December 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$83,360	$7,639	$—	$90,999
Accounts and notes receivable, net of allowance	210	84,323	12,280	—	96,813
Current deferred tax assets	9,886	—	—	—	9,886
Other current assets	257	15,358	2,352	—	17,967

Total current assets	10,353	183,041	22,271	—	215,665

Property, plant and equipment, net	804	937,069	83,672	—	1,021,545
Intangible Assets	—	99,080	35,771	—	134,851
Goodwill	—	204,205	7,636	—	211,841
Other assets	10,611	2,867	—	—	13,478
Investment in and advances to affiliates	1,245,081	1,179,035	43,494	(2,467,610)	—

Total assets	$1,266,849	$2,605,297	$192,844	$(2,467,610)	$1,597,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$71,697	$249	$—	$—	$71,991
Accounts payable	1,939	68,922	7,983	—	78,844
Accrued expenses	2,813	22,711	3,092	—	28,616

Total current liabilities	76,449	91,927	11,075	—	179,451

Long-term debt, less current maturities	—	1,827	—	—	1,827
Senior secured notes	501,876	—	—	—	501,876
Deferred income taxes	3,496	189,722	20,203	—	213,421
Other liabilities	4,903	12,195	3,582	—	20,680
Stockholders’ equity:
Common stock	506	1,493	—	(1,493)	506
Additional paid-in capital	591,341	2,231,528	128,467	(2,359,995)	591,341
Retained earnings	84,272	76,477	18,985	(95,462)	84,272
Accumulated other comprehensive income	4,006	128	10,532	(10,660)	4,006

Total stockholders’ equity	680,125	2,309,626	157,984	(2,467,610)	680,125

Total liabilities and stockholders’ equity	$1,266,849	$2,605,297	$192,844	$(2,467,610)	$1,597,380

RailAmerica, Inc.

Consolidating Statement of Operations

For the year ended December 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$232	$483,466	$67,425	$—	$551,123

Operating expenses:
Labor and benefits	25,610	123,025	16,039	—	164,674
Equipment rents	114	32,494	2,208	—	34,816
Purchased services	7,729	37,497	2,849	—	48,075
Diesel fuel	—	45,912	8,949	—	54,861
Casualties and insurance	868	11,643	1,333	—	13,844
Materials	154	26,103	1,639	—	27,896
Joint facilities	—	9,631	36	—	9,667
Other expenses	3,232	31,725	4,457	—	39,414
Track maintenance expense reimbursement	(16,714)	—	—	—	(16,714)
Net gain on sale of assets	—	(48)	(2)	—	(50)
Impairment of assets	—	4,943	226	—	5,169
Depreciation and amortization	39	43,947	3,863	—	47,849

Total operating expenses	21,032	366,872	41,597	—	429,501

Operating (loss) income	(20,800)	116,594	25,828	—	121,622
Interest expense	(13,719)	(54,222)	(3,982)	—	(71,923)
Equity in earnings of subsidiaries	61,170	—	—	(61,170)	—
Other income (loss)	11,902	(2,066)	(8,505)	—	1,331

Income from continuing operations beforeincome taxes	38,553	60,306	13,341	(61,170)	51,030
Provision for income taxes	1,685	8,468	4,009	—	14,162

Net income	$36,868	$51,838	$9,332	$(61,170)	$36,868

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the year ended December 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36,868	$51,838	$9,332	$(61,170)	$36,868
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization costs classified in interest expense	4,385	44,466	3,851	—	52,702
Equity in earnings of subsidiaries	(61,170)	—	—	61,170	—
Amortization of swap termination costs	11,908	—	—	—	11,908
Net gain on sale or disposal of properties	—	(48)	(2)	—	(50)
Impairment of assets		4,943	226		5,169
Loss on extinguishment of debt	—	719	—	—	719
Equity compensation costs	10,219	—	—	—	10,219
Deferred income taxes and other	10,075	—	449	—	10,524
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(95)	(18,404)	(3,784)	—	(22,283)
Other current assets	(52)	(1,435)	(1,291)	—	(2,778)
Accounts payable	(17,644)	23,853	3,256	—	9,465
Accrued expenses	(1,127)	(6,896)	(102)	—	(8,125)
Other assets and liabilities	(600)	(801)	(648)	—	(2,049)

Net cash (used in) provided by operating activities	(7,233)	98,235	11,287	—	102,289

Cash flows from investing activities:
Purchase of property, plant and equipment	(358)	(123,376)	(7,045)	—	(130,779)
NECR Grant reimbursements	—	37,212	—	—	37,212
Proceeds from sale of assets	—	16,105	248	—	16,353
Acquisitions net of cash acquired	—	(12,716)	—	—	(12,716)
Deferred acquisition/disposition costs and other	(144)	—	—	—	(144)

Net cash used in by investing activities	(502)	(82,775)	(6,797)	—	(90,074)

Cash flows from financing activities:
Principal payments on long-term debt	—	(428)	—	—	(428)
Receipts/(disbursements) on intercompany debt	78,297	(65,979)	(12,318)	—	—
Other	12				12
Repurchase of common stock	(70,574)	—	—	—	(70,574)
Dividends paid to common stockholders	—	—	—	—	—
Deferred financing costs paid	—	(3,028)	—	—	(3,028)

Net cash provided by (used in) financing activities	7,735	(69,435)	(12,318)	—	(74,018)

Effect of exchange rates on cash	—	—	(166)	—	(166)

Net decrease in cash	—	(53,975)	(7,994)	—	(61,969)
Cash, beginning of period	—	137,335	15,633	—	152,968

Cash, end of period	$—	$83,360	$7,639	$—	$90,999

RailAmerica, Inc.

Consolidating Balance Sheet

December 31, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$137,335	$15,633	$—	$152,968
Accounts and notes receivable, net of allowance	116	65,920	8,632	—	74,668
Current deferred tax assets	12,769	—	—	—	12,769
Other current assets	205	13,976	1,019	—	15,200

Total current assets	13,090	217,231	25,284	—	255,605

Property, plant and equipment, net	485	898,155	82,982	—	981,622
Intangible Assets	—	103,935	36,611	—	140,546
Goodwill	—	204,679	7,816	—	212,495
Other assets	12,401	984	—	—	13,385
Investment in and advances to affiliates	1,265,556	1,119,507	33,534	(2,418,597)	—

Total assets	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$403	$—	$—	$403
Accounts payable	7,311	54,150	4,797	—	66,258
Accrued expenses	3,939	29,362	3,612	—	36,913

Total current liabilities	11,250	83,915	8,409	—	103,574

Long-term debt, less current maturities	—	2,147	—	—	2,147
Senior secured notes	571,161	—	—	—	571,161
Deferred income taxes	(1,087)	182,747	21,325	—	202,985
Other liabilities	5,459	13,113	465	—	19,037
Stockholders’ equity:
Common stock	549	1,493	—	(1,493)	549
Additional paid-in capital	636,757	2,218,338	130,816	(2,349,154)	636,757
Retained earnings	65,503	42,633	9,653	(52,286)	65,503
Accumulated other comprehensive income	1,940	105	15,559	(15,664)	1,940

Total stockholders’ equity	704,749	2,262,569	156,028	(2,418,597)	704,749

Total liabilities and stockholders’ equity	$1,291,532	$2,544,491	$186,227	$(2,418,597)	$1,603,653

RailAmerica, Inc.

Consolidating Statement of Operations

For the year ended December 31, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$203	$426,814	$63,274	$—	$490,291

Operating expenses:
Labor and benefits	21,838	116,560	15,595	—	153,993
Equipment rents	127	32,012	1,980	—	34,119
Purchased services	6,414	28,716	2,841	—	37,971
Diesel fuel	—	36,067	7,249	—	43,316
Casualties and insurance	1,003	14,499	2,072	—	17,574
Materials	169	17,662	1,776	—	19,607
Joint facilities	—	8,643	24	—	8,667
Other expenses	3,096	28,471	3,659	—	35,226
Track maintenance expense reimbursement	(17,589)	—	—	—	(17,589)
Net gain on sale of assets	—	(2,142)	(49)	—	(2,191)
Depreciation and amortization	54	41,813	3,224	—	45,091

Total operating expenses	15,112	322,301	38,371	—	375,784

Operating (loss) income	(14,909)	104,513	24,903	—	114,507
Interest expense	(17,117)	(62,129)	(4,529)	—	(83,775)
Equity in earnings of subsidiaries	54,203	—	—	(54,203)	—
Other income (loss)	2,126	1,537	(8,422)	—	(4,759)

Income from continuing operations before income taxes	24,303	43,921	11,952	(54,203)	25,973
Provision for income taxes	5,186	(1,726)	3,396	—	6,856

Net income	$19,117	$45,647	$8,556	$(54,203)	$19,117

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the year ended December 31, 2010

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$19,117	$45,647	$8,556	$(54,203)	$19,117
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including amortization costs classified in interest expense	4,419	42,206	3,222	—	49,847
Equity in earnings of subsidiaries	(54,203)	—	—	54,203	—
Amortization of swap termination costs	20,891	—	—	—	20,891
Net gain on sale or disposal of properties	—	(2,142)	(49)	—	(2,191)
Loss on extinguishment of debt	8,357	—	—	—	8,357
Equity compensation costs	7,534	—	—	—	7,534
Deferred income taxes and other	1,649	2,308	(1,192)	—	2,765
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(56)	(1,201)	(1,178)	—	(2,435)
Other current assets	(19)	6,258	1,273	—	7,512
Accounts payable	5,105	1,846	623	—	7,574
Accrued expenses	481	2,940	(2,153)	—	1,268
Other assets and liabilities	(1,301)	(219)	(1,550)	—	(3,070)

Net cash provided by operating activities	11,974	97,643	7,552	—	117,169

Cash flows from investing activities:
Purchase of property, plant and equipment	(442)	(53,858)	(5,981)	—	(60,281)
NECR Grant reimbursements	—	2,455	—	—	2,455
Proceeds from sale of assets	—	3,948	160	—	4,108
Deferred acquisition/disposition costs and other	—	(23,926)	—	—	(23,926)

Net cash used in investing activities	(442)	(71,381)	(5,821)	—	(77,644)

Cash flows from financing activities:
Principal payments on long-term debt	—	(622)	—	—	(622)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(57,152)	56,996	156	—	—
Sale of common stock	(106)	—	—	—	(106)
Deferred financing costs paid	(95)	(129)	—	—	(224)

Net cash provided by (used in) financing activities	(133,573)	56,245	156	—	(77,172)

Effect of exchange rates on cash	—	—	397	—	397

Net increase in cash	(122,041)	82,507	2,284	—	(37,250)
Cash, beginning of period	122,041	54,828	13,349	—	190,218

Cash, end of period	$—	$137,335	$15,633	$—	$152,968

RailAmerica, Inc.

Consolidating Statement of Operations

For the year ended December 31, 2009

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$172	$370,093	$55,509	$—	$425,774

Operating expenses:
Labor and benefits	24,222	104,586	14,796	—	143,604
Equipment rents	51	33,832	2,095	—	35,978
Purchased services	5,644	23,599	1,671	—	30,914
Diesel fuel	—	27,934	5,356	—	33,290
Casualties and insurance	606	13,067	3,122	—	16,795
Materials	82	9,749	1,568	—	11,399
Joint facilities	—	6,916	26	—	6,942
Other expenses	1,990	25,938	5,109	—	33,037
Track maintenance expense reimbursement	(16,656)	—	—	—	(16,656)
Net gain on sale of assets	—	936	(26,775)	—	(25,839)
Depreciation and amortization	209	38,879	3,017	—	42,105

Total operating expenses	16,148	285,436	9,985	—	311,569

Operating (loss) income	(15,976)	84,657	45,524	—	114,205
Interest expense	(41,169)	(41,598)	(4,111)	—	(86,878)
Equity in earnings of subsidiaries	53,366	—	—	(53,366)	—
Other income (loss)	3,023	(5,666)	(5,474)	—	(8,117)

Income from continuing operations before income taxes	(756)	37,393	35,939	(53,366)	19,210
Provision for income taxes	(5,482)	13,861	7,920	—	16,299

Income from continuing operations	4,726	23,532	28,019	(53,366)	2,911

Discontinued operations:
Gain on disposal of discontinued business (net of income taxes)	11,116	1,651	164	—	12,931

Net income	$15,842	$25,183	$28,183	$(53,366)	$15,842

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the year ended December 31, 2009

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$15,842	$25,183	$28,183	$(53,366)	$15,842
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization, including amortization costs classified in interest expense	3,276	45,360	3,704	—	52,340
Equity in earnings of subsidiaries	(53,366)	—	—	53,366	—
Amortization of swap termination costs	16,616	—	—	—	16,616
Net loss (gain) on sale or disposal of properties	1,201	(949)	(27,018)	—	(26,766)
Foreign exchange gain on debt	—	—	(1,160)	—	(1,160)
Swap termination costs	(55,750)	—	—	—	(55,750)
Loss on extinguishment of debt	7,415	1,875	209	—	9,499
Equity compensation costs	10,712	—	—	—	10,712
Deferred income taxes and other	(1,780)	14,891	7,946	—	21,057
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable	29	9,117	1,727	—	10,873
Other current assets	47	(2,652)	(488)	—	(3,093)
Accounts payable	3,361	511	(7,054)	—	(3,182)
Accrued expenses	(4,548)	(11,580)	(549)	—	(16,677)
Other assets and liabilities	(22,865)	2,320	(226)	—	(20,771)

Net cash (used in) provided by operating activities	(79,810)	84,076	5,274	—	9,540

Cash flows from investing activities:
Purchase of property, plant and equipment	(44)	(42,771)	(4,974)	—	(47,789)
Proceeds from sale of assets	—	21,381	68,959	—	90,340
Deferred acquisition/disposition costs and other	(355)	—	—	—	(355)

Net cash (used in) provided by investing activities	(399)	(21,390)	63,985	—	42,196

Cash flows from financing activities:
Proceeds from issuance of senior secured notes	709,830	—	—	—	709,830
Principal payments on long-term debt	(112,000)	(475,898)	(38,000)	—	(625,898)
Repurchase of senior secured notes	(76,220)	—	—	—	(76,220)
(Disbursements)/receipts on intercompany debt	(427,167)	454,443	(27,276)	—	—
Sale of common stock	143,123	—	—	—	143,123
Dividends paid to common stockholders	(19,485)	—	—	—	(19,485)
Deferred financing costs paid	(19,035)	(1,140)	—	—	(20,175)

Net cash provided by (used in) financing activities	199,046	(22,595)	(65,276)	—	111,175

Effect of exchange rates on cash	—	—	356	—	356

Net increase in cash	118,837	40,091	4,339	—	163,267
Cash, beginning of period	3,204	14,737	9,010	—	26,951

Cash, end of period	$122,041	$54,828	$13,349	$—	$190,218