Form 10-Q
period 2012-03-31
RAILAMERICA INC /DE
filed 2012-04-26
CIK 887637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012, or

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

As of April 25, 2012 there were 50,412,291 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,480	$90,999
Accounts and notes receivable, net of allowance of $8,617 and $7,291, respectively	93,512	96,813
Current deferred tax assets	9,886	9,886
Other current assets	23,724	17,967

Total current assets	225,602	215,665
Property, plant and equipment, net	1,023,422	1,021,545
Intangible assets	134,935	134,851
Goodwill	212,020	211,841
Other assets	14,158	13,478

Total assets	$1,610,137	$1,597,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$77,934	$71,991
Accounts payable	72,840	78,844
Accrued expenses	23,430	28,616

Total current liabilities	174,204	179,451
Long-term debt, less current maturities	577,950	1,827
Senior secured notes	—	501,876
Deferred income taxes	190,352	213,421
Other liabilities	21,855	20,680

Total liabilities	964,361	917,255

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 50,424,800 shares issued and outstanding at March 31, 2012; and 50,605,440 shares issued and outstanding at December 31, 2011	504	506
Additional paid in capital and other	593,627	591,341
Retained earnings	43,938	84,272
Accumulated other comprehensive income	7,707	4,006

Total stockholders’ equity	645,776	680,125

Total liabilities and stockholders’ equity	$1,610,137	$1,597,380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Operating revenue	$143,442	$124,937
Operating expenses:
Labor and benefits	45,552	41,617
Equipment rents	8,396	8,666
Purchased services	10,970	9,106
Diesel fuel	13,425	14,167
Casualties and insurance	2,879	2,134
Materials	6,409	5,085
Joint facilities	2,591	2,205
Other expenses	11,101	9,933
Track maintenance expense reimbursement	—	(4,150)
Net (gain) loss on sale of assets	(163)	207
Depreciation and amortization	10,406	11,764

Total operating expenses	111,566	100,734

Operating income	31,876	24,203
Interest expense (including amortization costs of $2,616 and $4,858, respectively)	(13,411)	(18,591)
Other (loss) income	(81,942)	540

(Loss) income before income taxes	(63,477)	6,152
(Benefit from) provision for income taxes	(23,258)	2,067

Net (loss) income	$(40,219)	$4,085

Basic earnings per common share:
Net (loss) income	$(0.80)	$0.07
Diluted earnings per common share:
Net (loss) income	$(0.80)	$0.07
Weighted Average common shares outstanding:
Basic	50,518	54,651
Diluted	50,518	54,651

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net (loss) income	$(40,219)	$4,085
Other comprehensive income before income taxes
Foreign currency translation adjustments	2,606	3,907
Actuarial loss associated with pension and postretirement benefit plans	(909)	—
Write off of terminated swap costs	1,152	—
Amortization of terminated swap costs	1,591	3,677

Other comprehensive income, before income taxes	4,440	7,584

Income tax expense related to components of other comprehensive income	(739)	(1,459)

Other comprehensive income, net of tax	3,701	6,125

Comprehensive (loss) income	$(36,518)	$10,210

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40,219)	$4,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	11,432	12,945
Amortization of swap termination costs	1,591	3,677
Net (gain) loss on sale or disposal of properties	(163)	207
Loss on extinguishment of debt	82,441	—
Equity compensation costs	5,727	2,609
Deferred income taxes and other	(24,280)	615
Changes in operating assets and liabilities:
Accounts receivable	3,582	(3,025)
Other current assets	(6,046)	(3,924)
Accounts payable	(9,481)	4,198
Accrued expenses	(5,250)	2,124
Other assets and liabilities	218	(388)

Net cash provided by operating activities	19,552	23,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,791)	(15,786)
NECR government grant reimbursements	273	2,400
Proceeds from sale of assets	3,507	848
Other	(140)	—

Net cash used in investing activities	(9,151)	(12,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(7,125)	(263)
Proceeds from issuance of long-term debt	589,075	—
Repurchase of senior secured notes	(573,500)	—
Repurchase of common stock	(520)	(33,634)
Financing costs paid	(11,037)	(119)

Net cash used in financing activities	(3,107)	(34,016)

Effect of exchange rates on cash	187	517

Net increase (decrease) in cash	7,481	(22,914)
Cash, beginning of period	90,999	152,968

Cash, end of period	$98,480	$130,054

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc. and all of its subsidiaries (collectively, “RailAmerica” or the “Company”). All of RailAmerica’s consolidated subsidiaries are wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2012 and 2011, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011, but does not include all disclosures required by GAAP.

Organization

RailAmerica is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 44 individual railroads with approximately 7,400 miles of track in 28 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.

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

Change in Depreciable Lives

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

The Company’s policy is to perform life studies every five years for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets. The Company completed life studies for road and track assets during the three months ended March 31, 2012. The life study indicated that the actual lives of certain road and track assets were different than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of certain road and track assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the three months ended March 31, 2012 was to reduce depreciation expense by $1.7 million, decrease net loss by $1.1 million, and decrease basic and diluted loss per share by $0.02. Changes in asset lives due to the results of the life studies are applied on a prospective basis and will impact future periods’ depreciation expense, and thus, the Company’s results of operations.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Accordingly, this requirement became effective for the Company beginning with the first quarter 2012 10-Q filing. In accordance with the new guidance, RailAmerica has reported comprehensive income in a separate statement. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between GAAP and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial position or results of operations.

2. STOCK-BASED COMPENSATION

The Company has the ability to issue restricted shares and restricted share units (“RSUs”) under its incentive compensation plan. Effective February 2012, the Company began granting RSUs as a form of equity compensation in place of restricted shares to better align the interests of its employees with those of its shareholders. Restricted shares and RSUs granted to employees are scheduled to vest over three to five year periods. The grant date fair values of the restricted shares and RSUs are based upon the fair market value of the Company at the time of grant. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets certain eligibility requirements.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $5.7 million and $2.6 million, respectively.

A summary of the status of restricted shares and RSUs as of March 31, 2012, and the changes during the three months then ended and the weighted average grant date fair values are presented below:

	Time Based
Balance at December 31, 2011	1,258,919	$12.97
Granted	438,837	$17.68
Vested	(669,987)	$12.82
Cancelled	(5,601)	$14.16

Balance at March 31, 2012	1,022,168	$15.05

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The basic earnings (loss) per share calculation includes all vested and nonvested restricted shares as a result of their dividend participation rights. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive RSUs. RSUs are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations.

The following is a summary of the net income (loss) available for common stockholders and weighted average shares outstanding (in thousands):

	For the Three Months
	Ended
	March 31,
	2012	2011
Net (loss) income (basic and diluted)	$(40,219)	$4,085
Weighted average shares outstanding (basic and diluted)	50,518	54,651

Less than 0.1 million RSUs were excluded from the computation of diluted loss per share during the three months ended March 31, 2012 as the effect would have been anti-dilutive.

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value Assigned	Weighted Average Life (Years)
Customer relationships	$620	10
Lease right of way	$592	15

5. LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	2012	2011
9.25% Senior Secured Notes (net of original issue discount of $2,222 and $18,427, respectively)	$71,778	$573,573
4% variable rate Term Loan (net of original issue discount of $2,890 and $0, respectively)	582,110	—
Other long-term debt	1,996	2,121

	655,884	575,694
Less: current maturities (net of original issue discount of $2,222 and $2,303, respectively)	77,934	71,991

Long-term debt, less current maturities	$577,950	$503,703

The aggregate annual maturities of long-term debt are as follows (in thousands):

2013	$6,175
2014	6,194
2015	6,215
2016	6,213
2017	6,143
Thereafter	549,900

580,840

Less: original issue discount	(2,890)

Total	$577,950

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

On December 3, 2009, the Company consummated an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes.

On each of November 16, 2009, June 24, 2010 and January 5, 2012, the Company redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with the early retirement of indebtedness, the Company incurred charges of approximately $7.0 million pre-tax during the three months ended March 31, 2012. Approximately $3.6 million of the charges were non-cash.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 1, 2012, the Company redeemed $444.0 million in aggregate principal amount of the notes via a cash tender offer with proceeds from the Company’s $585 million term loan agreement. The total consideration paid for each $1,000 principal amount of notes redeemed was equal to $1,120. In connection with early retirement of the indebtedness, the Company incurred charges of approximately $75.4 million pre-tax during the three months ended March 31, 2012. Approximately $21.1 million of the charges were non-cash. The Company intends to repay the remaining amount of $74 million related to its senior secured notes outstanding in June 2012 and has classified the debt as current at March 31, 2012.

$585 Million Term Loan Agreement

On March 1, 2012, the Company entered into a $585 million credit agreement (the “Term Loan Agreement” and such loan, the “Term Loan”) among us and our subsidiary RailAmerica Transportation Corp. (“RATC”, and together with us, the “Borrowers”), the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Bank of Montreal, as joint lead arrangers and joint bookrunners.

The Term Loan Agreement, among other things: (i) has a seven (7) year-term, with a maturity date of March 1, 2019, (ii) carries an interest rate, at the Borrowers’ option, at a rate per annum of either (a) LIBOR plus 3.0%, with a 1.0% LIBOR floor or (b) the Adjusted Base Rate plus 2.0% with a Base Rate floor of 2.0% (as such terms are defined in the Term Loan Agreement) and (iii) was issued at a price of 99.5% of par value.

The net proceeds of $582.0 million received from the Term Loan were used to repay the $444.0 million of the Company’s 9.25% senior secured notes, fees and expenses related to the Term Loan and for general corporate purposes. The Company incurred approximately $9.2 million of deferred financing costs related to the Term Loan, which are included in other assets.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including among other things and subject to the exceptions set forth therein, limitations on indebtedness, liens, fundamental changes, sale of assets, investments, restricted payments, debt payments and certain amendments, sale leasebacks, affiliates, restrictive agreements, changes in business and issuance of capital stock. The Term Loan amortizes quarterly, commencing on June 30, 2012, in an amount equal to 0.25% of the initial principal amount of the Term Loan. Additional mandatory prepayments will be required based upon certain leverage ratios and a tiered percentage of “Excess Cash Flow” (as defined in the Term Loan Agreement) or upon the occurrence of certain events as more fully set forth in the Term Loan Agreement.

The Term Loan Agreement is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain existing and future direct and indirect subsidiaries of the Company. The Term Loan will be secured on a pari passu basis with the liens under the Company’s 9.25% Senior Secured Notes due 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Company and Guarantors other than accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing pledged pursuant to the Revolving Credit Agreement.

The Term Loan Agreement permits us to add one or more incremental term loan facilities in an aggregate amount of up to $150 million for all such facilities, subject to the Company satisfying certain conditions set forth in the Term Loan Agreement.

$100 Million Revolving Credit Facility

On August 29, 2011, the Company entered into a credit agreement (the “Revolving Credit Facility”) among the Company, RailAmerica and RATC (together, the “Borrowers”), the lenders party thereto from time to time, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, that provides for a revolving line of credit to be used for working capital and general corporate purposes. On March 1, 2012, the Company entered into an amendment (“Amendment No. 1”) related to its Revolving Credit Facility. Amendment No. 1, among other things, increases the existing Revolving Credit Facility from $75 million to $100 million.

The Revolving Credit Facility has a five year term, with a maturity date of August 29, 2016. Amounts available under the Revolving Credit Facility are available for immediate drawdown, subject to the applicable financial covenants and restrictions, certain of which are described below.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The loans under the Revolving Credit Facility bear interest, at the Borrowers’ option, at a rate per annum of either (a) the Eurodollar Rate plus 3.50% or (b) the Adjusted Base Rate plus 2.50%. In each instance, if certain financial covenants and restrictions are met by the Borrowers, the applicable margin shall be reduced by 0.25%. In connection with the Revolving Credit Facility, the Borrowers pay a commitment fee of 0.50% or 0.75% based on leverage ratios applied to the daily amount of unused commitments made available under the Revolving Credit Facility.

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

The Revolving Credit Facility, Term Loan Agreement and indenture governing the senior secured notes contain various covenants and restrictions that limit the ability of the Company and its restricted subsidiaries to incur additional indebtedness, pay dividends, make certain investments, sell or transfer certain assets, create liens, designate subsidiaries as unrestricted subsidiaries, consolidate, merge or sell substantially all the assets, and enter into certain transactions with affiliates. It is anticipated that proceeds from any future borrowings will be used for general corporate purposes.

On January 3, 2012, the Company borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2012. During April 2012, the Company borrowed $18.0 million under the Revolving Credit Facility.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, such as cash equivalents, and long-term debt. Also, ASC 820, Fair Value Measurement, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items (Level 1 inputs).

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Long-term debt: The fair value of the Company’s senior secured notes is based on secondary market indicators (Level 2 inputs). The carrying amount of the Company’s other long term debt approximates its fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2012
	Carrying Amount	Fair Value
Cash and cash equivalents	$98,480	$98,480
9.25% Senior secured notes	$71,778	$80,105

7. DERIVATIVE FINANCIAL INSTRUMENTS

On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at March 31, 2012 or December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the three months ended March 31, 2012 and 2011, included $1.6 million and $3.7 million of amortization expense related to the terminated swap, respectively. As of March 31, 2012, accumulated other comprehensive income included $3.9 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $4.5 million, or $2.8 million, net of tax.

8. COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2012 and 2011, the Company accepted 149,684 and 149,423 shares in lieu of cash payments by employees for minimum statutory payroll tax withholdings relating to stock based compensation.

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

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. During the three months ended March 31, 2012, the Company repurchased a total of 34,847 shares at a weighted average price of $14.92 per share related to the August 30, 2011 repurchase program. The Company had $4.0 million remaining for the repurchase of outstanding shares, under this program, as of March 31, 2012.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. TRACK MAINTENANCE AGREEMENT

In the first quarter of 2011, the Company entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permitted the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three months ended March 31, 2011, the Shipper paid for $4.2 million of maintenance expenditures. The Company incurred $0.1 million of consulting fees related to the agreement during the three months ended March 31, 2011. The track maintenance tax credit expired on December 31, 2011 and has not been renewed by Congress, for 2012 and beyond.

10. INCOME TAX PROVISION

The effective tax rate for the three months ended March 31, 2012 and 2011 from operations was a benefit of 36.6% and a provision of 33.6%, respectively. The effective tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given quarter, but are not consistent from quarter to quarter. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.1 million).

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2012	$4,691
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—

Balance at March 31, 2012	$4,697

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2012, accumulated other comprehensive income consisted of $3.9 million of unrealized losses, net of tax, related to hedging transactions, $2.5 million of unrealized actuarial losses, net of tax, associated with pension benefits and $14.1 million of cumulative translation adjustment gains.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. PENSION DISCLOSURES

Components of the net periodic pension and benefit cost for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Pension Benefits
	For the Three Months Ended March 31,
	2012	2011
Service cost	$54	$53
Interest cost	171	161
Expected return on plan assets	(179)	(173)
Amortization of net actuarial loss	136	33
Amortization of prior service costs	5	6

Net cost recognized	$187	$80

	Health and Welfare Benefits
	For the Three Months Ended March 31,
	2012	2011
Service cost	$8	$10
Interest cost	33	30
Amortization of net actuarial gain	—	(21)

Net cost recognized	$41	$19

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

The Company is subject to claims for employee work-related and third-party injuries. Work-related injuries for employees are primarily subject to the Federal Employers’ Liability Act. The Company retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis has been performed by an independent actuarial firm and reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on the Company’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

Government Grants

In August 2010, the Company’s New England Central Railroad (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds and materials to the project. In September 2011, the grant agreement was amended and NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed by the end of 2012. The Company accounts for proceeds from government grants as reductions to expense for expenditures that are expensed or as contra-assets within property, plant and equipment which are amortized over the life of the related asset for expenditures that are capitalized.

14. RELATED PARTY TRANSACTIONS

Investment funds managed by Fortress Investment Group LLC (“Fortress”) own a majority of the Company’s stock. As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. During 2010, these locomotive lease agreements were combined into one master lease agreement. With respect to such agreements, during the three months ended March 31, 2012 and 2011, on a net basis the Company paid FECR $0.1 million and $0.3 million, respectively.

During 2011, the Company purchased 26 of the previously leased locomotives, discussed above, for a total purchase price of $4.5 million, based on current market values. Subsequent to this transaction, the Company continues to lease six locomotives from FECR, which have been consolidated under one master lease agreement.

The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the three months ended March 31, 2012 and 2011, FECR billed the Company $0.3 million and $0.2 million, respectively, under the sub-lease agreement. As of March 31, 2012, the Company had no amounts due to FECR under these lease agreements.

Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provided for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The agreement was cancelled in 2011. As of March 31, 2012, there were no amounts due to or from FECR under this agreement.

In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three months ended March 31, 2012 and 2011, the Company recognized $0.2 million and $0.3 million of compensation expense and $0.2 million and $0.3 million of management fee income related to these consulting agreements, respectively.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for the executive’s performance is in the form of restricted stock units of FECI common stock that vest 50%, 25%, and 25% over three years. Since the consulting agreements are with a related party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three months ended March 31, 2012 and 2011, the Company recognized $0.3 million and $0.2 million of compensation expense and $0.3 million and $0.2 million of management fee income related to these consulting agreements, respectively.

Effective June 1, 2011, the Company’s wholly-owned subsidiary, Atlas, entered into an agreement to provide engineering and construction services to the FECR for a Port of Miami Project. During the three months ended March 31, 2012, Atlas had recorded revenues of $2.1 million and received payments totaling $6.4 million related to this project. As of March 31, 2012, Atlas had a receivable of $1.7 million related to this project.

15. OTHER CURRENT ASSETS

Other current assets include $13.7 million and $6.9 million of materials and supplies as of March 31, 2012 and December 31, 2011, respectively.

16. SUBSEQUENT EVENTS

On February 1, 2012, the Company announced that it signed an agreement to acquire a seventy-percent interest in the Wellsboro and Corning Railroad (“WCOR”) and TransRail North America (“TNA”) from Myles Group for $18.0 million. The WCOR operates 38 miles of track running from Wellsboro, PA to Corning, NY handling a variety of industrial products primarily used in the natural resources industry. TNA performs transload, storage, and other value-added services for customers in the energy and waste management industries. It operates four transloading facilities located in Wellsboro, PA; Corning, NY; Toledo, OH; and Amelia, VA. The acquisition closed on April 9, 2012 and was funded by drawing $18.0 million from the Company’s revolving credit facility. The results of operations of WCOR and TNA will be included in the Company’s consolidated financial statements in the second quarter 2012.

On February 1, 2012, the Company announced that it signed an agreement to acquire Marquette Rail LLC (“Marquette”) for $40 million subject to final adjustments for working capital. Headquartered in Ludington, MI, Marquette operates 126 miles of track running from Grand Rapids, MI to Ludington and Manistee, MI. Marquette interchanges with CSXT in Grand Rapids and serves customers primarily in the chemical, pulp & paper, and non-metallics industries. Marquette hauled approximately fifteen-thousand carloads of freight during the fiscal year ended 2011. The acquisition is expected to close in May 2012.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. GUARANTOR FINANCIAL STATEMENT INFORMATION

In June 2009, the Company sold in a private offering $740.0 million aggregate principal amount of 9.25% senior secured notes which mature on July 1, 2017. In December 2009, the Company consummated an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act. The terms of the registered notes are substantially identical to those of the privately placed notes. The notes are jointly and severally guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company. All amounts in the following tables are in thousands.

RailAmerica, Inc.

Consolidating Balance Sheet

March 31, 2012

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$91,406	$7,074	$—	$98,480
Accounts and notes receivable, net of allowance	73	80,558	12,881	—	93,512
Current deferred tax assets	9,886	—	—	—	9,886
Other current assets	308	19,697	3,719	—	23,724

Total current assets	10,267	191,661	23,674	—	225,602

Property, plant and equipment, net	827	937,252	85,343	—	1,023,422
Intangible assets	—	98,327	36,608	—	134,935
Goodwill	—	204,205	7,815	—	212,020
Other assets	10,606	3,552	—	—	14,158
Investment in and advances to affiliates	1,285,405	1,146,537	43,472	(2,475,414)	—

Total assets	$1,307,105	$2,581,534	$196,912	$(2,475,414)	$1,610,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$77,627	$307	$—	$—	$77,934
Accounts payable	3,349	63,262	6,229	—	72,840
Accrued expenses	6,041	15,234	2,155	—	23,430

Total current liabilities	87,017	78,803	8,384	—	174,204

Long-term debt, less current maturities				—	—
Senior secured notes	576,260	1,690	—	—	577,950
Deferred income taxes	(6,871)	176,541	20,682	—	190,352
Other liabilities	4,923	13,122	3,810	—	21,855

Total liabilities	661,329	270,156	32,876	—	964,361

Commitments and contingencies
Stockholders’ equity:
Common stock	504	1,493	—	(1,493)	504
Additional paid-in capital	593,627	2,231,528	128,467	(2,359,995)	593,627
Retained earnings	43,938	78,798	22,414	(101,212)	43,938
Accumulated other comprehensive income	7,707	(441)	13,155	(12,714)	7,707

Total stockholders’ equity	645,776	2,311,378	164,036	(2,475,414)	645,776

Total liabilities and stockholders’ equity	$1,307,105	$2,581,534	$196,912	$(2,475,414)	$1,610,137

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the three months ended March 31, 2012

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$69	$126,936	$16,437	$—	$143,442

Operating expenses:
Labor and benefits	11,763	29,796	3,993	—	45,552
Equipment rents	31	7,758	607	—	8,396
Purchased services	2,532	7,788	650	—	10,970
Diesel fuel	—	11,441	1,984	—	13,425
Casualties and insurance	190	2,329	360	—	2,879
Materials	33	6,045	331	—	6,409
Joint facilities	—	2,584	7	—	2,591
Other expenses	793	9,299	1,009	—	11,101
Net (gain) loss on sale of assets	—	(189)	26	—	(163)
Depreciation and amortization	15	9,481	910	—	10,406

Total operating expenses	15,357	86,332	9,877	—	111,566
Operating (loss) income	(15,288)	40,604	6,560	—	31,876
Interest expense	150	(12,642)	(919)	—	(13,411)
Equity in earnings of subsidiaries	26,579	—	—	(26,579)	—
Other loss	(74,918)	(4,810)	(2,214)		(81,942)

(Loss) income before income taxes	(63,477)	23,152	3,427	(26,579)	(63,477)
Benefit from income taxes	(23,258)	—	—	—	(23,258)

Net (loss) income	$(40,219)	$23,152	$3,427	$(26,579)	$(40,219)

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2012

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(40,219)	$23,152	$3,427	$(26,579)	$(40,219)

Other comprehensive income before income taxes
Foreign currency translation adjustments	(9)	—	2,615	—	2,606
Actuarial loss associated with pension and postretirement benefit plans	—	(909)	—	—	(909)
Write off of terminated swap costs	1,152	—	—	—	1,152
Amortization of terminated swap costs	1,591	—	—	—	1,591

Other comprehensive income, before income taxes	2,734	(909)	2,615	—	4,440

Income tax (expense) benefit related to components of other comprehensive income	(1,076)	337	—	—	(739)

Other comprehensive income, net of tax	1,658	(572)	2,615	—	3,701

Other comprehensive income of subsidiaries	2,043	—	—	(2,043)	—

Comprehensive (loss) income	$(36,518)	$22,580	$6,042	$(28,622)	$(36,518)

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the three months ended March 31, 2012

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(40,219)	$23,152	$3,427	$(26,579)	$(40,219)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	868	9,654	910	—	11,432
Equity in earnings of subsidiaries	(26,579)	—	—	26,579	—
Amortization of swap termination costs	1,591	—	—	—	1,591
Net (gain) loss on sale or disposal of properties		(190)	27		(163)
Loss on extinguishment of debt	82,441	—	—	—	82,441
Equity compensation costs	5,727	—	—	—	5,727
Deferred income taxes and other	(24,280)	—	—	—	(24,280)
Changes in operating assets and liabilities:
Accounts receivable	137	3,765	(320)	—	3,582
Other current assets	(51)	(4,649)	(1,346)	—	(6,046)
Accounts payable	(1,689)	(5,778)	(2,014)	—	(9,481)
Accrued expenses	3,228	(7,476)	(1,002)	—	(5,250)
Other assets and liabilities	11	33	174	—	218

Net cash provided by (used in) operating activities	1,185	18,511	(144)	—	19,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39)	(12,107)	(645)	—	(12,791)
NECR government grant reimbursements	—	273	—	—	273
Proceeds from sale of assets	—	3,507	—	—	3,507
Other	(140)	—	—	—	(140)

Net cash used in investing activities	(179)	(8,327)	(645)	—	(9,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(7,125)	—	—	(7,125)
Proceeds from issuance of long term debt	582,075	7,000	—	—	589,075
Repurchase of senior secured notes	(573,500)	—	—	—	(573,500)
Receipts (disbursements)	1,196	(1,233)	37	—	—
Repurchase of common stock	(520)	—	—	—	(520)
Financing costs paid	(10,257)	(780)	—	—	(11,037)

Net cash (used in) provided by financing activities	(1,006)	(2,138)	37	—	(3,107)

Effect of exchange rates on cash	—	—	187	—	187

Net increase (decrease) in cash	—	8,046	(565)	—	7,481
Cash, beginning of period	—	83,360	7,639	—	90,999

Cash, end of period	$—	$91,406	$7,074	$—	$98,480

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Balance Sheet

December 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$83,360	$7,639	$—	$90,999
Accounts and notes receivable, net of allowance	210	84,323	12,280	—	96,813
Current deferred tax assets	9,886	—	—	—	9,886
Other current assets	257	15,358	2,352	—	17,967

Total current assets	10,353	183,041	22,271	—	215,665

Property, plant and equipment, net	804	937,069	83,672	—	1,021,545
Intangible assets	—	99,080	35,771	—	134,851
Goodwill	—	204,205	7,636	—	211,841
Other assets	10,611	2,867	—	—	13,478
Investment in and advances to affiliates	1,245,081	1,179,035	43,494	(2,467,610)	—

Total assets	$1,266,849	$2,605,297	$192,844	$(2,467,610)	$1,597,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$71,697	$294	$—	$—	$71,991
Accounts payable	1,939	68,922	7,983	—	78,844
Accrued expenses	2,813	22,711	3,092	—	28,616

Total current liabilities	76,449	91,927	11,075	—	179,451

Long-term debt, less current maturities	—	1,827	—	—	1,827
Senior secured notes	501,876	—	—	—	501,876
Deferred income taxes	3,496	189,722	20,203	—	213,421
Other liabilities	4,903	12,195	3,582	—	20,680

Total liabilities	586,724	295,671	34,860	—	917,255

Commitment and contingencies
Stockholders’ equity:
Common stock	506	1,493	—	(1,493)	506
Additional paid-in capital	591,341	2,231,528	128,467	(2,359,995)	591,341
Retained earnings	84,272	76,477	18,985	(95,462)	84,272
Accumulated other comprehensive income	4,006	128	10,532	(10,660)	4,006

Total stockholders’ equity	680,125	2,309,626	157,984	(2,467,610)	680,125

Total liabilities and stockholders’ equity	$1,266,849	$2,605,297	$192,844	$(2,467,610)	$1,597,380

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Operations

For the three months ended March 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenue	$54	$107,188	$17,695	$—	$124,937

Operating expenses:
Labor and benefits	7,131	30,191	4,295	—	41,617
Equipment rents	23	8,002	641	—	8,666
Purchased services	2,140	6,318	648	—	9,106
Diesel fuel	—	11,582	2,585	—	14,167
Casualties and insurance	221	1,514	399	—	2,134
Materials	42	4,612	431	—	5,085
Joint facilities	—	2,197	8	—	2,205
Other expenses	781	7,656	1,496	—	9,933
Track maintenance expense reimbursement	(4,150)	—	—	—	(4,150)
Net loss (gain) on sale of assets	—	218	(11)	—	207
Depreciation and amortization	4	10,838	922	—	11,764

Total operating expenses	6,192	83,128	11,414	—	100,734
Operating (loss) income	(6,138)	24,060	6,281	—	24,203
Interest expense	(4,108)	(13,490)	(993)	—	(18,591)
Equity in earnings of subsidiaries	9,174	—	—	(9,174)	—
Other income (loss)	7,224	(4,561)	(2,123)	—	540

Income before income taxes	6,152	6,009	3,165	(9,174)	6,152
Provision for income taxes	2,067	—	—	—	2,067

Net income	$4,085	$6,009	$3,165	$(9,174)	$4,085

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4,085	$6,009	$3,165	$(9,174)	$4,085

Other comprehensive income before income taxes
Foreign currency translation adjustments	(14)	—	3,921	—	3,907
Amortization of terminated swap costs	3,677	—	—	—	3,677

Other comprehensive income, before income taxes	3,663	—	3,921	—	7,584

Income tax expense related to components of other comprehensive income	(1,459)	—	—	—	(1,459)

Other comprehensive income, net of tax	2,204	—	3,921	—	6,125

Other comprehensive income of subsidiaries	3,921	—	—	(3,921)	—

Comprehensive income	$10,210	$6,009	$7,086	$(13,095)	$10,210

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RailAmerica, Inc.

Consolidating Statement of Cash Flows

For the three months ended March 31, 2011

	Company (Parent)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,085	$6,009	$3,165	$(9,174)	$4,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	1,077	10,948	920	—	12,945
Equity in earnings of subsidiaries	(9,174)	—	—	9,174	—
Amortization of swap termination costs	3,677	—	—	—	3,677
Net loss (gain) on sale or disposal of properties	—	218	(11)	—	207
Equity compensation costs	2,609	—	—	—	2,609
Deferred income taxes and other	615	—	—	—	615

Changes in operating assets and liabilities:
Accounts receivable	(2,896)	1,546	(1,675)	—	(3,025)
Other current assets	5	(2,859)	(1,070)	—	(3,924)
Accounts payable	(2,426)	8,441	(1,817)	—	4,198
Accrued expenses	11,379	(9,013)	(242)	—	2,124
Other assets and liabilities	1	(448)	59	—	(388)

Net cash provided by (used in) operating activities	8,952	14,842	(671)	—	23,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(105)	(15,486)	(195)	—	(15,786)
NECR Grant reimbursements	—	2,400	—	—	2,400
Proceeds from sale of assets	—	684	164	—	848

Net cash used in investing activities	(105)	(12,402)	(31)	—	(12,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(263)	—	—	(263)
Receipts (disbursements) on intercompany debt	24,787	(20,325)	(4,462)	—	—
Repurchase of common stock	(33,634)	—	—	—	(33,634)
Deferred financing costs paid	—	(119)	—	—	(119)

Net cash used in financing activities	(8,847)	(20,707)	(4,462)	—	(34,016)

Effect of exchange rates on cash	—	—	517	—	517

Net decrease in cash	—	(18,267)	(4,647)	—	(22,914)
Cash, beginning of period	—	137,335	15,633	—	152,968

Cash, end of period	$—	$119,068	$10,986	$—	$130,054

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, prolonged capital markets disruption and volatility, general economic conditions and business conditions, our relationships with Class I railroads and other connecting carriers, our ability to obtain railcars and locomotives from other providers on which we are currently dependent, legislative and regulatory developments including rulings by the Surface Transportation Board or the Railroad Retirement Board, strikes or work stoppages by our employees, our transportation of hazardous materials by rail, rising fuel costs, goodwill assessment risks, acquisition risks, competitive pressures within the industry, risks related to the geographic markets in which we operate; and other risks detailed in our filings with the Securities and Exchange Commission (“Commission”), including our Annual Report on Form 10-K filed with the Commission on February 23, 2012. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

General

Our Business

We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 44 individual railroads with approximately 7,400 miles of track in 28 states and three Canadian provinces. In addition, we provide non-freight services such as railcar storage, demurrage, leases of equipment and real estate leases and use fees.

Recent Acquisitions and Business Development

On February 1, 2012, the Company announced that it signed an agreement to acquire a seventy-percent interest in the Wellsboro and Corning Railroad (“WCOR”) and TransRail North America (“TNA”) from Myles Group for $18.0 million. The WCOR operates 38 miles of track running from Wellsboro, PA to Corning, NY handling a variety of industrial products primarily used in the natural resources industry. TNA performs transload, storage, and other value-added services for customers in the energy and waste management industries. It operates four transloading facilities located in Wellsboro, PA; Corning, NY; Toledo, OH; and Amelia, VA. The acquisition closed on April 9, 2012. The results of operations of WCOR and TNA will be included in our consolidated financial statements in the second quarter 2012.

On February 1, 2012, the Company announced that it signed an agreement to acquire Marquette Rail LLC (“Marquette”) for $40 million subject to final adjustments for working capital. Headquartered in Ludington, MI, Marquette operates 126 miles of track running from Grand Rapids, MI to Ludington and Manistee, MI. Marquette interchanges with CSXT in Grand Rapids and serves customers primarily in the chemical, pulp & paper, and non-metallics industries. Marquette hauled approximately fifteen-thousand carloads of freight during the fiscal year ended 2011. The acquisition is expected to close in May 2012.

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

In August 2010, our New England Central Railroad, (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19 million of capital funds to the project. In September 2011, the grant agreement was amended and the NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed by the end of 2012.

Managing Business Performance

We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.

Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads increased 3% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to severe weather in the Northeast and Midwest during 2011 and overall strength among several of our commodity groups. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. We continue to implement more effective pricing by centralizing and carefully analyzing pricing decisions to improve our freight revenue per carload.

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

Commodity Mix

Each of our 44 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. For the three months ended March 31, 2012, coal, agricultural products and chemicals accounted for 18%, 15% and 11%, respectively, of our carloads. As a percentage of our freight revenue, chemicals, agricultural products, and metallic ores and metals generated 16%, 15%, and 11%, respectively, for the three months ended March 31, 2012. Freight revenue per carload is impacted by several factors including the length of haul.

Overview

Operating revenue in the three months ended March 31, 2012, was $143.4 million, compared with $124.9 million in the three months ended March 31, 2011. The 15% increase in our operating revenue was primarily due to rate increases, change in commodity mix, an increase in fuel surcharge, higher non-freight revenue, and the increase in carload volume.

Freight revenue increased $10.2 million, or 10%, in the three months ended March 31, 2012, compared with the three months ended March 31, 2011, due to rate increases, an increase in fuel surcharges and higher carloads. Non-freight revenue increased $8.3 million, or 30%, in the three months ended March 31, 2012, compared with the three months ended March 31, 2011, primarily due to increased engineering services, demurrage, switching and car repair revenue.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 77.8% in the three months ended March 31, 2012 compared to 80.6% in the three months ended March 31, 2011. This decrease was primarily due to favorable operating leverage, improved efficiencies and lower depreciation expense, partially offset by the absence of track maintenance credits in the first quarter of 2012. Operating expenses were $111.6 million in the three months ended March 31, 2012 compared with $100.7 million in the three months ended March 31, 2011 an increase of $10.9 million, or 11%.

In 2011, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permitted the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three months ended March 31, 2011, the Shipper paid for $4.2 million of maintenance expenditures. The track maintenance tax credit has not been renewed by Congress for 2012.

Net loss in the three months ended March 31, 2012 was $40.2 million compared with net income of $4.1 million in the three months ended March 31, 2011. The net loss for the three months ended March 31, 2012 was primarily due to $82.4 million of expenses associated with the tendering for and refinancing of our senior secured notes in March 2012.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Operating revenue	$143,442	100.0%	$124,937	100.0%
Operating expenses:
Labor and benefits	45,552	31.8%	41,617	33.3%
Equipment rents	8,396	5.9%	8,666	6.9%
Purchased services	10,970	7.6%	9,106	7.3%
Diesel fuel	13,425	9.4%	14,167	11.3%
Casualties and insurance	2,879	2.0%	2,134	1.7%
Materials	6,409	4.5%	5,085	4.1%
Joint facilities	2,591	1.8%	2,205	1.8%
Other expenses	11,101	7.7%	9,933	7.9%
Track maintenance expense reimbursement	—	0.0%	(4,150)	(3.3%)
Net (gain) loss on sale of assets	(163)	(0.1%)	207	0.2%
Depreciation and amortization	10,406	7.3%	11,764	9.4%

Total operating expenses	111,566	77.8%	100,734	80.6%
Operating income	31,876	22.2%	24,203	19.4%
Interest expense, including amortization costs	(13,411)		(18,591)
Other (loss) income	(81,942)		540

(Loss) income before income taxes	(63,477)		6,152
(Benefit from) provision for income taxes	(23,258)		2,067

Net (loss) income	$(40,219)		$4,085

Operating Revenue

Operating revenue increased by $18.5 million, or 15%, to $143.4 million in the three months ended March 31, 2012 from $124.9 million in the three months ended March 31, 2011. Total carloads during the three months ended March 31, 2012 increased 3% to 215,741 from 209,042 in the three months ended March 31, 2011. The increase in operating revenue was due to rate increases, change in commodity mix, an increase in fuel surcharge, which increased $3.7 million from prior year, higher non-freight revenue, and the increase in carload volume.

The increase in the average revenue per carload to $500 in the three months ended March 31, 2012, from $467 in the comparable period in 2011 was primarily due to rate increases, commodity mix and fuel surcharge.

Non-freight revenue increased by $8.3 million, or 30%, to $35.6 million in the three months ended March 31, 2012 from $27.3 million in the three months ended March 31, 2011 primarily due to an increase in engineering services income, demurrage, switching and car repair revenue.

The following table compares our freight revenue, carloads and average freight revenue per carload for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Freight Revenue	Carloads	Average Revenue per Carload	Freight Revenue	Carloads	Average Revenue per Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$57,211	99,102	$577	$51,135	92,669	$552
Agricultural Products	24,145	46,443	520	22,026	44,346	497
Construction Products	18,314	32,361	566	15,887	31,282	508
Coal	8,148	37,835	215	8,587	40,745	211

Total	$107,818	215,741	$500	$97,635	209,042	$467

Freight revenue was $107.8 million in the three months ended March 31, 2012 compared to $97.6 million in the three months ended March 31, 2011, an increase of $10.2 million or 10%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $6.1 million, or 12%. Within this category, motor vehicle, waste and scrap, other and metallic ore and metals increased significantly as a result of strong volume demand. Revenue per carload increased 5% for the overall category, primarily as a result of mix and rate increases;

•	Agricultural Products revenue increased $2.1 million, or 10%, as agricultural products carloads increased 5% as a result of an increase in shipments of corn and soybeans;

•	Construction Products revenue increased $2.4 million, or 15%. Forest products carloads increased 20% due to an increase in volume in the Pacific Northwest; and

•	Coal revenue decreased $0.4 million, or 5%. Coal carloads declined 7% mainly due to a decrease in demand due to milder weather and low natural gas prices.

Operating Expenses

Operating expenses increased to $111.6 million in the three months ended March 31, 2012 from $100.7 million in the three months ended March 31, 2011. The operating ratio was 77.8% in 2011 compared to 80.6% in 2011. The improvement in the operating ratio was primarily due to favorable operating leverage, improved efficiencies and lower depreciation expense, partially offset by the absence of track maintenance credits in the first quarter of 2012.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $3.9 million, or 9%, primarily due to increased restricted stock amortization ($3.5 million); increased wages ($1.6 million) partially offset by a decrease in severance costs ($1.6 million),

•

Equipment rents expense decreased $0.3 million, or 3%, primarily due to lower locomotive lease expenses ($0.6 million) and car hire costs ($0.1 million), partially offset by higher railcar lease expenses ($0.5 million);

•	Purchased services expense increased $1.9 million, or 20%, primarily due to increased engineering services activity ($1.8 million);

•	Diesel fuel expense decreased $0.7 million, or 5%, due to lower consumption partially offset by higher average fuel costs of $3.42 per gallon in 2012 compared to $3.10 per gallon in 2011;

•

Casualties and insurance expense increased $0.7 million, or 35%, primarily due to the reduction of reserves ($1.2 million) in 2011 resulting from the expiration of the statute of limitations regarding the Indiana & Ohio Railway (“IORY”) styrene incident. This was partially offset in 2012 by the receipt of insurance proceeds and favorable reserve adjustments related to other incidents ($0.6 million);

•

Materials expense increased $1.3 million, or 26%, primarily due to increased engineering services activity ($0.5 million) and an increase in car repair material purchases ($0.9 million) resulting from increased car repair activities;

•	Joint facilities expense increased $0.4 million, or 18% due to an increase in carloads;

•

Other expenses increased $1.2 million, or 12%, primarily due to increased engineering services ($0.5 million), other taxes ($0.4 million) and track lease expense ($0.4 million), partially offset by lower bad debt expense ($0.6 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $4.2 million of maintenance expenditures, partially offset by $0.1 million of related consulting fees;

•	Asset sales resulted in a net gain of $0.2 million in the three months ended March 31, 2012 compared to a net loss of $0.2 million in the three months ended March 31, 2011; and

•

Depreciation and amortization expense decreased $1.4 million, or 12%, including $1.7 million in lower depreciation expense resulting from a road and track asset life study completed during the three months ended March 31, 2012.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $5.2 million to $13.4 million for the three months ended March 31, 2012, from $18.6 million in the three months ended March 31, 2011. This decrease is primarily due to the redemption of $74 million and $444 million of our 9.25% senior notes in January and March 2012, respectively. Interest expense includes $2.6 million and $4.9 million of amortization costs for the three months ended March 31, 2012 and 2011, respectively.

Swap termination cost amortization decreased to $1.6 million during the three months ended March 31, 2012 from $3.7 million during the three months ended March 31, 2011. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments did not terminate, but continued with our senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.

Other (Loss) Income. Other loss increased $82.5 million during the three months ended March 31, 2012 as a result of charges incurred related to our senior note redemptions. Other expense included $53.3 million related to the bond tender premium associated with the redemption of $444.0 million of our 9.25% senior secured notes and the write-off of $13.5 million related to original issue discount costs and $7.6 million of deferred loan costs. In addition, we recognized $7.0 million of expense related to costs associated with the redemption of $74.0 million of our senior secured notes in January 2012. These costs were partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.

Income Taxes. The effective tax rate for the three months ended March 31, 2012 and 2011 from continuing operations was a benefit of 36.6% and a provision of 33.6%, respectively. The effective tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given quarter, but are not consistent from quarter to quarter. The effective tax rate for the three months ended March 31, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.1 million).

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which is used to fund capital expenditures, acquisitions and debt service requirements. For the three months ended March 31, 2012, there was a net cash inflow from operations of $19.6 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “— Managing Business Performance.”

Operating Activities

Cash provided by operating activities was $19.6 million for the three months ended March 31, 2012, compared to $23.1 million for the three months ended March 31, 2011. The cash flows from operating activities were primarily due to cash earnings.

Investing Activities

Cash used in investing activities was $9.2 million for the three months ended March 31, 2012, compared to $12.5 million for the three months ended March 31, 2011. Capital expenditures, net of NECR grant reimbursements were lower in 2012 at $12.5 million compared to $13.4 million in 2011 primarily due to our portion of lower 2012 NECR expenditures. Asset sale proceeds were $3.5 million for the three months ended March 31, 2012 compared to $0.8 million for the three months ended March 31, 2011.

Financing Activities

Cash used in financing activities was $3.1 million for the three months ended March 31, 2012, compared to $34.0 million in the three months ended March 31, 2011. The cash used in financing activities in the three months ended March 31, 2012 was primarily for the repayment of $518.0 million of our senior secured notes and our $585 million term loan transaction. The repayment of $444 million of the senior secured notes was funded by net proceeds of $582.0 million received from our new $585 million term loan.

The cash used in financing activities in the three months ended March 31, 2011 was primarily due to the repurchase of common stock of $33.6 million as part of stock repurchase programs announced on February 23, 2011.

Working Capital

As of March 31, 2012, we had working capital of $51.4 million, including cash on hand of $98.5 million, and $100 million of availability under the Revolving Credit Facility, compared to working capital of $36.2 million, including cash on hand of $91.0 million at December 31, 2011. The working capital increase at March 31, 2012, compared to December 31, 2011, is primarily due to cash earnings. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund acquisitions and capital expenditures for property, plant and equipment, and to satisfy our debt service requirements. During April 2012, we borrowed $18.0 million under the Revolving Credit Facility.

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

On December 3, 2009, we consummated an exchange offer of the privately placed senior secured notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes.

On each of November 16, 2009, June 24, 2010 and January 5, 2012, we redeemed $74 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with the early retirement of indebtedness, we incurred charges of approximately $7.0 million pre-tax during the three months ended March 31, 2012. Approximately $3.6 million of the charges were non-cash.

On March 1, 2012, we redeemed $444.0 million in aggregate principal amount of the notes via a cash tender offer. The total consideration paid for each $1,000 principal amount of notes redeemed was equal to $1,120. In connection with early retirement of the indebtedness, we incurred charges of approximately $75.4 million pre-tax during the three months ended March 31, 2012. Approximately $21.1 million of the charges were non-cash.

We also plan to redeem the remaining $74 million of our senior secured notes during the second quarter of 2012.

$585 Million Term Loan

On March 1, 2012, we entered into a $585 million credit agreement (the “Term Loan Agreement” and such loan, the “Term Loan”) among us and our subsidiary RailAmerica Transportation Corp. (“RATC”, and together with us, the “Borrowers”), the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Bank of Montreal, as joint lead arrangers and joint bookrunners.

The Term Loan Agreement, among other things: (i) has a seven (7) year-term, with a maturity date of March 1, 2019, (ii) carries an interest rate, at the Borrowers’ option, at a rate per annum of either (a) LIBOR plus 3.0%, with a 1.0% LIBOR floor or (b) the Adjusted Base Rate plus 2.0% with a Base Rate floor of 2.0% (as such terms are defined in the Term Loan Agreement) and (iii) was issued at a price of 99.5% of par value.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including among other things and subject to the exceptions set forth therein, limitations on indebtedness, liens, fundamental changes, sale of assets, investments, restricted payments, debt payments and certain amendments, sale leasebacks, affiliates, restrictive agreements, changes in business and issuance of capital stock. The Term Loan amortizes quarterly, commencing on June 30, 2012, in an amount equal to 0.25% of the initial principal amount of the Term Loan. Additional mandatory prepayments will be required based upon certain leverage ratios and a tiered percentage of “Excess Cash Flow” (as defined in the Term Loan Agreement) or upon the occurrence of certain events as more fully set forth in the Term Loan Agreement.

The Term Loan Agreement is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain existing and future direct and indirect subsidiaries of the Company. The Term Loan will be secured on a pari passu basis with the liens under the Company’s 9.25% Senior Secured Notes due 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Company and Guarantors other than accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing pledged pursuant to the Revolving Credit Agreement.

The Term Loan Agreement permits us to add one or more incremental term loan facilities in an aggregate amount of up to $150 million for all such facilities, subject to the Company satisfying certain conditions set forth in the Term Loan Agreement.

Our new term loan will allow us to achieve substantial savings in interest expense and marks another step in our continuing efforts to drive earnings growth. Based on the interest rate of our new term loan, together with our plans to redeem our remaining senior secured notes in June of 2012, we expect the refinancing to result in a significant reduction in cash interest expense.

$100 Million Revolving Credit Facility

On August 29, 2011, we entered into a credit agreement (the “Revolving Credit Facility”) among us and RATC (together, the “Borrowers”), the lenders party thereto from time to time, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, that provides for a revolving line of credit to be used for working capital and general corporate purposes. On March 1, 2012, we entered into an amendment to the Revolving Credit Facility, which among other things, increased the Revolving Credit Facility from $75 million to $100 million.

The Revolving Credit Facility has a five year term, with a maturity date of August 29, 2016. Amounts available under the Revolving Credit Facility are available for immediate drawdown, subject to the applicable financial covenants and restrictions, certain of which are described below.

The loans under the Revolving Credit Facility bear interest, at the Borrowers’ option, at a rate per annum of either (a) the Eurodollar Rate plus 3.50% or (b) the Adjusted Base Rate plus 2.50%. In each instance, if certain financial covenants and restrictions are met by

Borrower, the applicable margin shall be reduced by 0.25%. In connection with the Revolving Credit Facility, the Borrowers pay a commitment fee of 0.50% or 0.75% based on leverage ratios applied to the daily amount of unused commitments made available under the Revolving Credit Facility.

The Revolving Credit Facility is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain of our existing and future direct and indirect subsidiaries.

All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a pari passu basis with the liens under our 9.25% senior secured notes due July 1, 2017 on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

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

On January 3, 2012 we borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2012.

The WCOR and TNA acquisition closed on April 9, 2012 and was funded by drawing $18.0 million from the Company’s revolving credit facility.

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

Covenants to Term Loan

The Term Loan Agreement includes customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) mergers, acquisitions and asset sales, (iii) investments and loans, (iv) dividends and other payments with respect to capital stock, (v) redemption and repurchase of capital stock, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, we are subject to a minimum coverage ratio of Consolidated Senior Secured Net Debt to Adjusted EBITDA (which for purposes of the minimum coverage ratio will exclude the tax credits available under Section 45G of the Internal Revenue Code) of 5.0 to 1.0 on a pro forma basis.

The covenants are subject to important exceptions and qualifications described below.

We may, among other things, incur certain indebtedness that (a) provides for a maturity date of no less than 91 days after the latest applicable maturity date, (b) does not provide for any mandatory redemption or prepayment and (c) on a pro forma basis, the fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as our fixed charge coverage ratio for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions.

Covenants to Revolving Credit Facility

The Revolving Credit Facility includes customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) mergers, acquisitions and asset sales, (iii) investments and loans, (iv) dividends and other payments with respect to capital stock, (v) redemption and repurchase of capital stock, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, we are subject to a minimum coverage ratio of Consolidated Senior Secured Net Debt to Adjusted EBITDA (which for purposes of the minimum coverage ratio will exclude the tax credits available under Section 45G of the Internal Revenue Code) beginning at 5.0 to 1.0 in the third quarter 2011 and gradually reducing to 3.25 to 1.0 beginning in the first quarter of 2016, in all cases on a pro forma basis.

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

Adjusted EBITDA, as defined in the indenture governing the senior secured notes, the credit agreement governing the Revolving Credit Facility and the Term Loan, is the key financial covenant measure that monitors our ability to undertake key investing and financing functions, such as making investments, transferring property, paying dividends, and incurring additional indebtedness.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities to Adjusted EBITDA Reconciliation:
Net cash provided by operating activities	$19,552	$23,123
Changes in working capital accounts	16,977	1,015
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	(11,432)	(12,945)
Amortization of swap termination costs	(1,591)	(3,677)
Net gain (loss) on sale or disposal of properties	163	(207)
Loss on debt extinguishment	(82,441)	—
Equity compensation costs	(5,727)	(2,609)
Deferred income taxes	24,280	(615)

Net (loss) income	(40,219)	4,085

Add:
(Benefit from) provision for income taxes	(23,258)	2,067
Interest expense, including amortization costs	13,411	18,591
Depreciation and amortization	10,406	11,764

EBITDA	(39,660)	36,507
Add:
Equity compensation costs	5,727	2,609
Severance - non equity	—	1,210
Loss on debt extinguishment	82,441	—
Acquisition expense	380	72

Adjusted EBITDA	$48,888	$40,398

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

Interest Rate Swaps

On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at March 31, 2012 or December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014). Interest expense for the three months ended March 31, 2012 and 2011, included $1.6 million and $3.7 million of amortization expense related to the terminated swap, respectively. As of March 31, 2012, accumulated other comprehensive income included $3.9 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $4.5 million, or $2.8 million, net of tax.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Contractual Obligations

One of our primary uses of cash provided by our operations is for debt service. As previously discussed, we participated in a refinancing of our long-term debt during the first quarter 2012. The refinancing transaction allowed us to redeem $444 million of our 9.25% fixed rate senior secured notes with proceeds from a $585 million variable rate term loan. Based upon an assumed variable interest rate of 4% through 2019, the refinancing will result in an average annual reduction in cash interest payments of approximately $18 million. There were no other material changes to our contractual obligations as reported in our annual report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	litigation, casualty, environmental and other reserves;

•	impairment of goodwill and intangible assets;

•	depreciation policies for assets under the group-life method;

•	pension and post-retirement benefit plan accounting; and

•	income taxes.

For further discussion of RailAmerica’s critical accounting estimates, see the Company’s most recent annual report on Form 10-K.

Change in Depreciable Lives

For track and related assets, we use the group method of depreciation under which a single depreciation rate is applied to the gross investment of each asset type. Under the group method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by us with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method.

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

Our policy is to perform life studies every five years for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets. We completed life studies for our road and track assets during the three months ended March 31, 2012. The life study indicated that the actual lives of certain road and track assets were different than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we changed our estimates of the useful lives of certain road and track assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the three months ended March 31, 2012 was to reduce depreciation expense by $1.7 million, decrease net loss by $1.1 million, and decrease basic and diluted loss per share by $0.02. Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, our results of operations.

Recently Issued Accounting Pronouncements

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing foreign currency exchange rates, interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of March 31, 2012, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended March 31, 2012, the Canadian dollar increased 2% in value in comparison to the U.S dollar. The average rate for the three months ended March 31, 2012, was 1% lower than it was for the same period in 2011. The decrease in the average Canadian dollar exchange rate led to a decrease of $0.2 million in reported revenue and a $0.1 million decrease in reported operating income in 2012, compared to 2011. A 10% unfavorable change in the 2012 average exchange rate would have negatively impacted 2012 revenue by $1.6 million and operating income by $0.7 million.

Interest Rates. Our senior secured notes issued in September 2009 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our Term Loan and Revolving Credit Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We currently have a $585 million outstanding principal loan balance under our term loan as of March 31, 2012. The term loan carries interest at a rate per annum of either (a) LIBOR plus 3%, with a 1.0% floor or (b) the Adjusted Base Rate plus 2.0% with a Base Rate floor of 2%. The rate at March 31, 2012 was 4.0%. A 1% change in the variable rate of interest would increase or decrease interest expense by $4.9 million in 2012. We did not have any outstanding balances under our Revolving Credit facility at March 31, 2012 however we did borrow $18.0 million under the Revolving Credit Facility in April 2012 which is subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 9.4% of total operating revenues during the three months ended March 31, 2012. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Annual Report on Form 10-K filed with the Commission on February 23, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2012, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Exchange Act). During the three months ended March 31, 2012, the Company accepted 149,684 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2012	34,147	$14.92	34,147	$4,054,120
February 1 through February 29, 2012	137,146	$20.20	700	$4,043,624
March 1 through March 31, 2012	13,238	$20.96	—	$4,043,624

Total	184,531	$19.28	34,847	$4,043,624

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25.0 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company’s shares, trading volume and general market conditions. During the three months ended March 31, 2012, we repurchased a total of 34,847 shares at a weighted average price of $14.92 per share related to the August 30, 2011 repurchase program. We had $4.0 million remaining for the repurchase of outstanding shares, under this program, as of March 31, 2012.

ITEM 6. EXHIBITS

Exhibits

10.21	Amendment No. 1 to Credit Agreement, dated as March 1, 2012, amending the Credit Agreement, dated as of August 29, 2011, among RailAmerica, Inc., RailAmerica Transportation Corp., Citibank N.A. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.21 to RailAmerica, Inc.’s Form 8-K filed on March 7, 2012).

10.22	Term Loan Agreement, dated as of March 1, 2012, among RailAmerica, Inc., RailAmerica Transportation Corp., the lenders party thereto, Morgan Stanley Senior Funding, Inc., Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and BMO Capital Markets (incorporated by reference to Exhibit 10.22 to RailAmerica, Inc.’s Form 8-K filed on March 7, 2012).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from RailAmerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed, Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: April 26, 2012	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and
Chief Financial Officer
(on behalf of registrant and as Principal Financial Officer)