Form 10-Q
period 2012-06-30
RAILAMERICA INC /DE
filed 2012-07-26
CIK 887637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012, or

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

As of July 24, 2012 there were 50,394,437 shares of the registrant’s common stock outstanding.

RAILAMERICA, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,987	$90,999
Accounts and notes receivable, net of allowance of $8,817 and $7,291, respectively	105,747	96,813
Current deferred tax assets	13,659	9,886
Other current assets	24,967	17,967

Total current assets	195,360	215,665
Property, plant and equipment, net	1,051,479	1,021,545
Intangible assets	175,202	134,851
Goodwill	233,922	211,841
Other assets	12,615	13,478

Total assets	$1,668,578	$1,597,380

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$64,120	$71,991
Accounts payable	101,502	78,844
Accrued expenses	29,468	28,616

Total current liabilities	195,090	179,451
Long-term debt, less current maturities	576,628	1,827
Senior secured notes	—	501,876
Deferred income taxes	200,512	213,421
Other liabilities	31,825	20,680

Total liabilities	1,004,055	917,255

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value, 400,000,000 shares authorized; 50,396,991 shares issued and outstanding at June 30, 2012; and 50,605,440 shares issued and outstanding at December 31, 2011	504	506
Additional paid in capital and other	594,988	591,341
Retained earnings	55,337	84,272
Accumulated other comprehensive income	6,221	4,006

Total stockholders’ equity	657,050	680,125

Noncontrolling interest	7,473	—

Total equity	664,523	680,125

Total liabilities and equity	$1,668,578	$1,597,380

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Operating revenue	$156,096	$139,215	$299,538	$264,152
Operating expenses:
Labor and benefits	43,228	41,859	88,780	83,476
Equipment rents	9,939	8,889	18,335	17,555
Purchased services	15,550	11,327	26,520	20,433
Diesel fuel	13,210	14,578	26,635	28,745
Casualties and insurance	5,306	4,955	8,185	7,089
Materials	9,746	5,928	16,155	11,013
Joint facilities	2,755	2,550	5,346	4,755
Other expenses	10,588	10,672	21,689	20,605
Track maintenance expense reimbursement	—	(5,133)	—	(9,283)
Net loss (gain) on sale of assets	5	(64)	(158)	143
Impairment of assets	—	3,220	—	3,220
Depreciation and amortization	11,594	11,736	22,000	23,500

Total operating expenses	121,921	110,517	233,487	211,251

Operating income	34,175	28,698	66,051	52,901
Interest expense (including amortization costs of $2,163, $4,384, $4,779 and $9,242, respectively)	(10,267)	(18,143)	(23,678)	(36,734)
Other (loss) income	(5,476)	495	(87,418)	1,035

Income (loss) before income taxes	18,432	11,050	(45,045)	17,202
Provision for (benefit from) income taxes	7,235	2,350	(16,023)	4,417

Net income (loss)	11,197	8,700	(29,022)	12,785

Less: Net loss attributable to noncontrolling interest	(202)	—	(202)	—

Net income (loss) attributable to the Company	$11,399	$8,700	$(28,820)	$12,785

Basic earnings per common share:
Net income (loss) attributable to the Company	$0.23	$0.17	$(0.57)	$0.24

Diluted earnings per common share:
Net income (loss) attributable to the Company	$0.23	$0.17	$(0.57)	$0.24

Weighted average common shares outstanding:
Basic	50,407	52,282	50,462	53,467
Diluted	50,578	52,282	50,462	53,467

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$11,197	$8,700	$(29,022)	$12,785
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,321)	692	285	4,599
Actuarial loss associated with pension and postretirement benefit plans, net of tax benefit of $340	—	—	(573)	—
Write off of terminated swap costs, net of tax provision of $457	—	—	695	—
Amortization of terminated swap costs, net of tax provision of $529, $1,270, $1,146 and $2,729, respectively	835	1,931	1,808	4,149

Other comprehensive (loss) income	(1,486)	2,623	2,215	8,748

Comprehensive income (loss)	9,711	11,323	(26,807)	21,533

Less: comprehensive loss attributable to noncontrolling interest	(202)	—	(202)	—

Comprehensive income (loss) attributable to the Company	$9,913	$11,323	$(26,605)	$21,533

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	$0.01 Par Value Common Stock	Additional Paid-in Capital and Other	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 1, 2012	$506	$591,341	$84,272	$4,006	$680,125	$—	$680,125

Net loss	—	—	(28,820)	—	(28,820)	(202)	(29,022)
Cumulative translation adjustments	—	—	—	285	285	—	285
Actuarial loss associated with pension and postretirement benefit plans , net	—	—	—	(573)	(573)	—	(573)
Write off of terminated swap costs, net	—	—	—	695	695	—	695
Amortization of terminated swap costs, net	—	—	—	1,808	1,808	—	1,808

Total comprehensive income (loss)				2,215	(26,605)	(202)	$(26,807)

Acquisition of Wellsboro and Corning Railroad and Transrail North America	—	—	—	—	—	7,675	7,675
Stock repurchases	(2)	(4,000)	(115)	—	(4,117)	—	(4,117)
Stock based compensation expense	—	7,647	—	—	7,647	—	7,647

Balance, June 30, 2012	$504	$594,988	$55,337	$6,221	$657,050	$7,473	$664,523

The accompanying Notes are an integral part of the Consolidated Financial Statements

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(29,022)	$12,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs classified in interest expense	23,825	25,864
Amortization of swap termination costs	2,954	6,878
Net (gain) loss on sale or disposal of properties	(158)	143
Impairment of assets	—	3,220
Loss on extinguishment of debt	88,107	—
Equity compensation costs	7,647	4,979
Deferred income taxes and other	(18,022)	1,533
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,230)	(23,767)
Other current assets	(6,817)	(10,031)
Accounts payable	9,471	11,914
Accrued expenses	339	19,691
Other assets and liabilities	218	(481)

Net cash provided by operating activities	73,312	52,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(42,914)	(36,185)
NECR government grant reimbursements	3,681	6,954
Proceeds from sale of assets	4,513	2,788
Acquisitions, net of cash acquired	(55,443)	(12,706)
Other	(238)	(45)

Net cash used in investing activities	(90,401)	(39,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,588)	(263)
Proceeds from issuance of long-term debt	582,075	—
Repurchase of senior secured notes	(649,720)	—
Repayment of revolving credit facility	(7,000)	—
Proceeds from revolving credit facility	65,000	—
Repurchase of common stock	(520)	(50,091)
Financing costs paid	(11,179)	(119)

Net cash used in financing activities	(22,932)	(50,473)

Effect of exchange rates on cash	9	453

Net decrease in cash	(40,012)	(36,486)
Cash, beginning of period	90,999	152,968

Cash, end of period	$50,987	$116,482

The accompanying Notes are an integral part of the Consolidated Financial Statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The interim consolidated financial statements presented herein include the accounts of RailAmerica, Inc., all of its wholly-owned subsidiaries and consolidated subsidiaries in which RailAmerica, Inc. has a controlling interest (collectively, “RailAmerica” or the “Company”). Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the Consolidated Balance Sheets within equity, but separately from stockholders’ equity. On the Consolidated Statements of Operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income (loss), including both the amounts attributable to the Company and noncontrolling interests. The amounts of consolidated net income (loss) attributable to the Company and to the noncontrolling interests are identified on the accompanying Consolidated Statements of Operations.

All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, and accordingly do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2012 and 2011, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011, but does not include all disclosures required by GAAP.

Organization

RailAmerica is a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,500 miles of track in 28 states and three Canadian provinces. The Company’s principal operations consist of rail freight transportation and ancillary rail services.

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

The Company’s policy is to perform life studies every five years for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets. The Company completed life studies for road and track assets during the three months ended March 31, 2012. The life study indicated that the actual lives of certain road and track assets were different than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company changed its estimates of the useful lives of certain road and track assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

three months ended June 30, 2012 was to reduce depreciation expense by $1.7 million, increase net income by $1.1 million, and increase basic and diluted income per share by $0.02. The effect of this change in estimate during the six months ended June 30, 2012 was to reduce depreciation expense by $3.4 million, decrease net loss by $2.2 million, and decrease basic and diluted loss per share by $0.04. Changes in asset lives due to the results of the life studies are applied on a prospective basis and will impact future periods’ depreciation expense, and thus, the Company's results of operations.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. Accordingly, this requirement became effective for the Company beginning with the first quarter 2012 10-Q filing. In accordance with the new guidance, RailAmerica has reported comprehensive income (loss) in a separate statement. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

2. STOCK-BASED COMPENSATION

The Company has the ability to issue restricted shares and restricted share units (“RSUs”) under its incentive compensation plan. Effective February 2012, the Company began granting RSUs as a form of equity compensation in place of restricted shares to better align the interests of its employees with those of its shareholders. Restricted shares and RSUs granted to employees are scheduled to vest over three to five year periods. The grant date fair values of the restricted shares and RSUs are based upon the fair market value of the Company stock at the time of grant. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets certain eligibility requirements or if there is a change in control of the Company.

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $1.9 million and $2.4 million, respectively. Stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $7.6 million and $5.0 million, respectively.

A summary of the status of restricted shares and RSUs as of June 30, 2012, and the changes during the six months then ended and the weighted average grant date fair values are presented below:

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Time Based
Balance at December 31, 2011	1,258,919	$12.97
Granted	438,837	$17.68
Vested	(775,359)	$12.86
Cancelled	(14,311)	$15.24

Balance at June 30, 2012	908,086	$15.27

The balance outstanding at June 30, 2012 includes 423,708 unvested RSUs at an average price of $17.64 per share.

3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding for the period. The basic earnings (loss) per share calculation includes all vested and nonvested restricted shares as a result of their dividend participation rights. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding for the period, including all potentially dilutive RSUs. RSUs are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations.

The following table presents a reconciliation of weighted average shares outstanding (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic average shares outstanding	50,407	52,282	50,462	53,467
Add: non-vested RSUs assumed to be vested	171	—	—	—

Diluted average shares outstanding	50,578	52,282	50,462	53,467

Approximately 0.1 million RSUs were excluded from the computation of diluted loss per share during the six months ended June 30, 2012, as the effect would have been anti-dilutive.

4. ACQUISITIONS

The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations Topic. Accordingly, an acquisition is accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed are recorded at their estimated fair value. The fair value amounts recorded for the allocation of the purchase price, as described below, are preliminary and certain items are subject to change based upon final valuation analysis. Any changes to the initial estimates of the fair value of assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. Assuming these transactions had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

On April 9, 2012, the Company acquired a 70% controlling interest in the Wellsboro and Corning Railroad (“WCOR”) and TransRail North America (“TNA”) from the Myles Group for approximately $18.0 million, subject to final adjustments for working capital. The Myles Group currently owns the remaining 30% of WCOR and TNA. WCOR operates 38 miles of track running from Wellsboro, PA to Corning, NY handling a variety of industrial products primarily used in the natural resources industry. TNA performs transload, storage, and other value-added services for customers in the energy and waste management industries through four transloading facilities located in Wellsboro, PA; Corning, NY; Toledo, OH; and Amelia, VA. The acquisition was funded by borrowing $18.0 million from the Company’s revolving credit facility. The results of operations of WCOR and TNA have been included in the Company’s consolidated financial statements since April 9, 2012, the acquisition date. For financial reporting purposes, the assets, liabilities and earnings of WCOR and TNA are consolidated into the Company’s financial statements. The Myles Group’s interest in WCOR and TNA has been recorded as noncontrolling interest in the Company’s financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary allocation of purchase price is as follows (in thousands):

Cash	$2,939
Accounts receivable	2,383

Total current assets	5,322
Property, plant and equipment	11,715
Goodwill	3,074
Intangible assets	20,330

Total assets acquired	40,441
Accounts payable	(4,243)
Accrued expenses	(10,160)

Total current liabilities	(14,403)
Other long-term liabilites	(456)

Total liabilities assumed	(14,859)

Noncontrolling interest	(7,674)

Purchase price	$17,908

Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value	Weighted Average Life
	Assigned	(Years)
Customer relationships	$20,000	12
Non-compete agreement	$330	2

The transaction provides for a post-closing adjustment for working capital. The Company has not finalized the results of these calculations. If an adjustment is made for the working capital “true-up”, the purchase price allocation will be revised accordingly.

On May 1, 2012, the Company acquired 100% of Marquette Rail LLC (“Marquette”) for $41.0 million, including final adjustments for working capital. Headquartered in Ludington, MI, Marquette operates 126 miles of track running from Grand Rapids, MI to Ludington and Manistee, MI. Marquette interchanges with CSXT in Grand Rapids and serves customers primarily in the chemical, pulp & paper, and non-metallics industries. Marquette hauled approximately fifteen-thousand carloads of freight during the fiscal year ended 2011. The acquisition was funded by borrowing $40.0 million from the Company’s revolving credit facility. The results of operations of Marquette have been included in the Company’s consolidated financial statements since May 1, 2012, the acquisition date.

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The preliminary allocation of purchase price is as follows (in thousands):

Cash	$553
Account receivable	1,261
Other current assets	252

Total current assets	2,066
Property, plant and equipment	2,643
Intangible assets	22,100
Goodwill	18,976

Total assets acquired	45,785
Accounts payable	(4,758)

Total liabilities assumed	(4,758)

Purchase price	$41,027

Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value	Weighted Average Life
	Assigned	(Years)
Customer relationships	$12,400	15
Above/below market leases	$9,700	14

Goodwill related to the acquisitions of WCOR / TNA and Marquette is deductible for income tax purposes and represents the excess of cost over the fair value of net tangible assets acquired. Factors that contributed to a purchase price resulting in the recognition of goodwill include WCOR / TNA and Marquette’s strategic fit into the Company’s railroad portfolio as well as synergies expected to be gained from the integration of these businesses into the Company’s existing operations.

The Company believes that the estimated intangible asset values related to WCOR / TNA and Marquette, represent the fair value at the date of each acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach, specifically the discounted cash flow method, to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and accordingly, are classified as Level 3 inputs within the fair value hierarchy prescribed by Topic 820.

The Company incurred approximately $0.4 million of acquisition costs in connection with the purchase of WCOR / TNA and Marquette during the six months ended June 30, 2012, included in Purchased services expense on the Consolidated Statements of Operations.

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	2012	2011
9.25% Senior Secured Notes (net of original issue discount of $0 and $18,427, respectively)	$—	$573,573
4% variable rate Term Loan (net of original issue discount of $2,786 and $0, respectively)	580,752	—
3.74% Revolving Credit Facility	58,000	—
Other long-term debt	1,996	2,121

	640,748	575,694
Less: current maturities (net of original issue discount of $0 and $2,303, respectively)	64,120	71,991

Long-term debt, less current maturities	$576,628	$503,703

The aggregate annual maturities of long-term debt are as follows (in thousands):

2013 (July-December)	$3,210
2014	6,071
2015	6,035
2016	5,976
2017	5,850
Thereafter	552,272

579,414

Less: original issue discount	(2,786)

Total	$576,628

$740 Million 9.25% Senior Secured Notes

On June 23, 2009, the Company sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. On December 3, 2009, the Company consummated an exchange offer of the privately placed senior secured notes for senior secured notes which had been registered under the Securities Act of 1933, as amended. The registered notes had terms that were substantially identical to the privately placed notes.

On each of November 16, 2009, June 24, 2010 and January 5, 2012, the Company redeemed $74.0 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with the early retirement of indebtedness in January 2012, the Company incurred charges of approximately $7.0 million pre-tax during the three months ended March 31, 2012. Approximately $3.6 million of the charges were non-cash charges related to the notes and $1.2 million related to the write off of interest rate swap termination costs (see Note 7).

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

On June 25, 2012, the Company redeemed the remaining $74.0 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with early retirement of the indebtedness, the Company incurred charges of approximately $5.7 million pre-tax during the three months ended June 30, 2012. Approximately $3.3 million of the charges were non-cash.

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

The net proceeds of $582.0 million received from the Term Loan were used to repay $518.0 million of the Company’s 9.25% senior secured notes, fees and expenses related to the Term Loan and for general corporate purposes. The Company incurred approximately $9.2 million of deferred financing costs related to the Term Loan, which are included in Other assets.

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

The Term Loan Agreement is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain existing and future direct and indirect subsidiaries of the Company. The Term Loan is secured on a pari passu basis with liens on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Company and Guarantors other than accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing pledged pursuant to the Revolving Credit Agreement.

The Term Loan Agreement permits us to add one or more incremental term loan facilities in an aggregate amount of up to $150 million for all such facilities, subject to the Company satisfying certain conditions set forth in the Term Loan Agreement.

$100 Million Revolving Credit Facility

On August 29, 2011, the Company entered into a credit agreement (the “Revolving Credit Facility”) among the Company, RailAmerica and RATC (together, the “Borrowers”), the lenders party thereto from time to time, Citibank N.A., as administrative agent and collateral agent, and Citigroup Global Markets Inc., as sole lead arranger and sole bookrunner, that provides for a revolving line of credit to be used for working capital and general corporate purposes. On March 1, 2012, the Company entered into an amendment (“Amendment No. 1”) related to its Revolving Credit Facility. Amendment No. 1, among other things, increased the existing Revolving Credit Facility from $75 million to $100 million.

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a pari passu basis with liens on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

On January 3, 2012, the Company borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012. During April and May 2012, the Company borrowed $18.0 million and $40.0 million, respectively, under the Revolving Credit Facility to fund acquisitions. Subsequent to June 30, 2012, the Company repaid $28.0 million of the borrowings.

Covenants to Term Loan and Revolving Credit Facility

The Term Loan Agreement and Revolving Credit Facility include customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) mergers, acquisitions and asset sales, (iii) investments and loans, (iv) dividends and other payments with respect to capital stock, (v) redemption and repurchase of capital stock, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, the Company is subject to a minimum coverage ratio of Consolidated Senior Secured Net Debt to Adjusted EBITDA (which for purposes of the minimum coverage ratio will exclude the tax credits available under Section 45G of the Internal Revenue Code) beginning at 5.0 to 1.0 in the third quarter 2011 and gradually reducing to 3.25 to 1.0 beginning in the first quarter of 2016, in all cases on a pro forma basis.

The covenants are subject to important exceptions and qualifications described below:

The Company may, among other things, incur certain indebtedness that (a) provides for a maturity date of no less than 91 days after the latest applicable maturity date, (b) does not provide for any mandatory redemption or prepayment and (c) on a pro forma basis, the fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as our fixed charge coverage ratio for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity. The Company was in compliance with all debt covenants related to its debt agreements at June 30, 2012.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, Financial Instruments, requires disclosures about the fair value of financial instruments in quarterly reports as well as in annual reports. For RailAmerica, this statement applies to certain investments, cash equivalents and short—and long-term debt. Also, ASC 820, Fair Value Measurement, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities (level 1 inputs). The fair value of the Company’s variable rate short – and long-term debt approximates its carrying value due to the variable nature of the underlying interest rates (level 2 inputs).

7. DERIVATIVE FINANCIAL INSTRUMENTS

On February 14, 2007, the Company entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period from February 14, 2007 through November 14, 2007, increased to a total notional amount of $525 million for the period from November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period from November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, the Company was required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at June 30, 2012 or December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014).

Interest expense for the three months ended June 30, 2012 and 2011, included $1.4 million and $3.2 million of amortization expense related to the terminated swap, respectively. Interest expense for the six months ended June 30, 2012 and 2011, included $3.0 million and $6.9 million of amortization expense related to the terminated swap, respectively. As a result of the $74.0 million redemption of the notes during January 2012, an additional $1.2 million of unamortized expense was recognized in other (loss) income. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of June 30, 2012, accumulated other comprehensive income included $3.1 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $3.8 million, or $2.3 million, net of tax.

8. COMMON STOCK TRANSACTIONS

During the three months ended June 30, 2012 and 2011, the Company accepted 24,736 and 32,324 shares in lieu of cash payments by employees for minimum statutory payroll tax withholdings relating to stock based compensation. During the six months ended June 30, 2012 and 2011, the Company accepted 174,420 and 181,747 shares in lieu of cash payments by employees for minimum statutory payroll tax withholdings relating to stock based compensation.

Stock Repurchase Program

On February 23, 2011, the Company announced that its Board of Directors had approved a $50 million stock repurchase program. Under the program, the Company was authorized to repurchase up to $50 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depended on a variety of factors including the price and availability of the Company's shares, trading volume and general market conditions. The Company completed this stock repurchase program on April 18, 2011, repurchasing a total of 3,036,769 shares at a weighted average price of $16.46 per share.

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company's shares, trading volume and general market conditions. During the three months ended June 30, 2012, the Company did not repurchase shares related to the August 30, 2011 repurchase program. During the six months ended June 30, 2012, the Company repurchased a total of 34,847 shares at a weighted average price of $14.92 per share related to the August 30, 2011 repurchase program. The Company had $4.0 million remaining for the repurchase of outstanding shares, under this program, as of June 30, 2012.

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. INCOME TAX PROVISION

The effective tax rate for the three months ended June 30, 2012 and 2011 from operations was a provision of 39.3% and 21.3%, respectively. The effective tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given quarter, but are not consistent from quarter to quarter. The effective tax rate for the three months ended June 30, 2012 was adversely impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.6 million). The effective tax rate for the three months ended June 30, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($1.5 million).

The effective tax rate for the six months ended June 30, 2012 and 2011 from operations was a benefit of 35.6% and a provision of 25.7%, respectively. The effective tax rate for the six months ended June 30, 2012 was adversely impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.5 million). The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($1.6 million).

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at January 1, 2012	$4,691
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—

Balance at June 30, 2012	$4,692

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

At June 30, 2012, accumulated other comprehensive income consisted of the following (in thousands):

	Foreign Currency Translation Adjustments	Interest Rate Swap Derivatives	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2012	$11,533	$(5,609)	$(1,918)	$4,006
Current period other comprehensive income (loss)	285	2,503	(573)	2,215

Balance at June 30, 2012	$11,818	$(3,106)	$(2,491)	$6,221

The foreign currency translation adjustments for the six months ended June 30, 2012 related primarily to the Company’s operations with a functional currency in Canadian dollars.

12. PENSION DISCLOSURES

Components of the net periodic pension and benefit cost for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Pension Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Service cost	$60	$57	$114	$110
Interest cost	171	163	341	324
Expected return on plan assets	(179)	(173)	(357)	(345)
Amortization of net actuarial loss	136	14	272	29
Amortization of prior service costs	5	25	10	50

Net cost recognized	$193	$86	$380	$168

	Health and Welfare Benefits
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Service cost	$8	$10	$16	$19
Interest cost	33	30	66	60
Amortization of net actuarial gain	—	(21)	—	(41)

Net cost recognized	$41	$19	$82	$38

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

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Government Grants

In August 2010, the Company’s New England Central Railroad (“NECR”) was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19.0 million of capital funds and materials to the project. In September 2011, the grant agreement was amended and NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed by the end of 2012.

In May 2012, the Company’s Kyle Railroad (“KYLE”) was awarded a government grant of $8.2 million through the State of Kansas to improve the track on its property. The grant agreement provides for the replacement of 50,400 ties over 84 miles of track. As part of the agreement, the KYLE will commit to contribute up to approximately $1.2 million of capital funds. The project is expected to be completed by April 30, 2013.

The Company accounts for proceeds from government grants as reductions to expense for expenditures that are expensed or as contra-assets within property, plant and equipment which are amortized over the life of the related asset for expenditures that are capitalized.

14. RELATED PARTY TRANSACTIONS

Investment funds managed by Fortress Investment Group LLC (“Fortress”) own a majority of the Company’s stock. As of January 1, 2009, the Company was party to five short-term operating lease agreements with Florida East Coast Railway LLC, (“FECR”) an entity also owned by investment funds managed by affiliates of Fortress. During 2009, the Company entered into five additional lease agreements with the same entity. All but one of these agreements relate to the leasing of locomotives between the companies for ordinary business operations, which are based on current market rates for similar assets. During 2010, these locomotive lease agreements were combined into one master lease agreement. With respect to such agreements, during the three months ended June 30, 2012 and 2011, on a net basis the Company paid FECR $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2012 and 2011, on a net basis the Company paid FECR $0.1 million and $0.6 million, respectively.

During 2011, the Company purchased 26 of the previously leased locomotives, discussed above, for a total purchase price of $4.5 million, based on current market values. Subsequent to this transaction, the Company continues to lease six locomotives from FECR, which have been consolidated under one master lease agreement.

The remaining lease relates to the sub-leasing of office space by FECR to the Company. During the three months ended June 30, 2012 and 2011, FECR billed the Company $0.3 million and $0.2 million, respectively, under the sub-lease agreement. During the six months ended June 30, 2012 and 2011, FECR billed the Company $0.5 million and $0.4 million, respectively, under the sub-lease agreement. As of June 30, 2012, the Company had no amounts due to FECR under these lease agreements.

Effective January 1, 2010, the Company entered into a Shared Services Agreement with FECR and its affiliates which provided for services to be provided from time to time by certain of our senior executives and other employees and for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal. The agreements are generally consistent with arms-length arrangements with third parties providing similar services. The agreement was cancelled in 2011. As of June 30, 2012, there were no amounts due to or from FECR under this agreement.

In October 2009, certain of the Company’s executives entered into consulting agreements with FECR. Under the terms of these agreements, the executives are to provide assistance to FECR with strategic initiatives designed to grow FECR’s revenue and enhance the value of the franchise. Consideration for the executive’s performance is in the form of restricted stock units of FECR common stock that will vest 25% over four years. Since the consulting agreements are with a related-party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. During the three and six months ended June 30, 2012 and 2011, the Company recognized $0.2 million and $0.4 million of compensation expense and $0.2 million and $0.4 million of management fee income related to these consulting agreements, respectively.

In October 2009, certain of the Company’s executives entered into consulting agreements with Florida East Coast Industries, Inc., (“FECI”) an entity also owned by investment funds managed by affiliates of Fortress. Under the terms of these agreements, the executives are to provide assistance to FECI with strategic initiatives designed to enhance the value of FECI’s rail-related assets. Consideration for

RAILAMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the executive’s performance is in the form of restricted stock units of FECI common stock that vest 50%, 25%, and 25% over three years. Since the consulting agreements are with a related party, the Company is required to recognize compensation expense over the vesting period in labor and benefits expense with a corresponding credit in other income (loss) for management fee income. No amounts were recognized during the three months ended June 30, 2012, as the restricted stock units were fully vested. During the three months ended June 30, 2011, the Company recognized $0.3 million of compensation expense and $0.3 million of management fee income related to these consulting agreements, respectively. During the six months ended June 30, 2012 and 2011, the Company recognized $0.3 million and $0.5 million of compensation expense and $0.3 million and $0.5 million of management fee income related to these consulting agreements, respectively.

Effective June 1, 2011, the Company’s wholly-owned subsidiary, Atlas, entered into an agreement to provide engineering and construction services to the FECR for a Port of Miami Project. During the three months ended June 30, 2012, Atlas had recorded revenues of $0.2 million and received payments totaling $1.5 million related to this project. During the six months ended June 30, 2012, Atlas had recorded revenues of $2.3 million and received payments totaling $7.8 million related to this project. As of June 30, 2012, Atlas had a receivable of $0.4 million related to this project. As of June 30, 2011, Atlas had recorded a nominal amount of revenue related to this project.

15. IMPAIRMENT OF ASSETS

During the second quarter of 2011 the Company evaluated its locomotive usage and determined that certain of its surplus locomotives were not expected to be placed back into service. As a result of this determination, the Company engaged a locomotive and railcar market advisor to assist management in evaluating the market value of the identified locomotives based on recent sales and current market conditions. The evaluation resulted in the Company recording an impairment of $3.2 million, in accordance with ASC 360, Property, Plant, and Equipment. The market value was based on level 2 indicators.

16. OTHER CURRENT ASSETS

Other current assets include $12.6 million and $6.9 million of materials and supplies as of June 30, 2012 and December 31, 2011, respectively.

17. SUBSEQUENT EVENT

During the second quarter of 2012, the Company engaged Deutsche Bank Securities Inc. as its financial advisor and to assist in the evaluation of strategic alternatives for the Company. As a result of this evaluation, on July 23, 2012, the Company and Genesee & Wyoming Inc. (GWI) jointly announced that they entered into an agreement under which GWI will acquire 100% of the Company for an all cash purchase price of $27.50 per share. The acquisition is subject to United States Surface Transportation Board (“STB”) formal approval of GWI’s control of the Company’s railroads. GWI expects to close the transaction into a voting trust as early as the third quarter of 2012 while it awaits formal STB approval of GWI’s application to control the Company’s railroads.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

We are a leading owner and operator of short line and regional freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,500 miles of track in 28 states and three Canadian provinces. In addition, we provide non-freight services such as engineering services, railcar switching and storage, demurrage, leases of equipment and real estate leases and use fees.

During the second quarter of 2012, we engaged Deutsche Bank Securities Inc. as our financial advisor and to assist in the evaluation of strategic alternatives for the Company. As a result of this evaluation, on July 23, 2012, we announced that we entered into an agreement with Genesee & Wyoming Inc. (GWI) under which GWI will acquire 100% of the Company for an all cash purchase price of $27.50 per share. The acquisition is subject to United States Surface Transportation Board (“STB”) formal approval of GWI’s control of our railroads. GWI expects to close the transaction into a voting trust as early as the third quarter of 2012 while it awaits formal STB approval of GWI’s application to control our railroads.

Recent Acquisitions and Business Development

On April 9, 2012, we acquired a 70% controlling interest in the Wellsboro and Corning Railroad (“WCOR”) and TransRail North America (“TNA”) from the Myles Group for approximately $18.0 million, subject to final adjustments for working capital. The WCOR operates 38 miles of track running from Wellsboro, PA to Corning, NY handling a variety of industrial products primarily used in the natural resources industry. TNA performs transload, storage, and other value-added services for customers in the energy and waste management industries through four transloading facilities located in Wellsboro, PA; Corning, NY; Toledo, OH; and Amelia, VA. The results of operations of WCOR and TNA have been included in our consolidated financial statements since April 9, 2012, the acquisition date. Amounts attributable to our noncontrolling interest are identified in the consolidated financial statements.

On May 1, 2012, the Company acquired 100% of Marquette Rail LLC (“Marquette”) for $41.0 million including final adjustments for working capital. Headquartered in Ludington, MI, Marquette operates 126 miles of track running from Grand Rapids, MI to Ludington and Manistee, MI. Marquette interchanges with CSXT in Grand Rapids and serves customers primarily in the chemical, pulp & paper, and non-metallics industries. Marquette hauled approximately fifteen-thousand carloads of freight during the fiscal year ended 2011. The results of operations of Marquette have been included in our consolidated financial statements since May 1, 2012, the acquisition date.

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

Assuming these transactions had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

In August 2010, our New England Central Railroad, ("NECR") was awarded a federal government grant of $50 million through the State of Vermont to improve and upgrade the track on its property. As part of the agreement, the NECR has committed to contribute up to approximately $19.0 million of capital funds to the project. In September 2011, the grant agreement was amended and the NECR was awarded an additional $2.7 million to extend and improve its centralized traffic control system, upgrade communications systems, improve culverts and ditching, and provide passenger bussing in lieu of Amtrak service. The amendment did not require any additional monetary commitment by the NECR. The project is expected to be completed by the end of 2012.

In May 2012, our Kyle Railroad (“KYLE”) was awarded a government grant of $8.2 million through the State of Kansas to improve the track on its property. The grant agreement provides for the replacement of 50,400 ties over 84 miles of track. As part of the agreement, the KYLE will commit to contribute up to approximately $1.2 million of capital funds. The project is expected to be completed by April 30, 2013.

Managing Business Performance

We manage our business performance by (i) growing our freight and non-freight revenue, (ii) driving financial improvements through a variety of cost savings initiatives, and (iii) continuing to focus on safety to lower the costs and risks associated with operating our business.

Changes in carloads and revenue per carload have a direct impact on freight revenue. Carloads increased 4% in the three months ended June 30, 2012 as compared to three months ended June 30, 2011, due to severe weather in the Northeast and Midwest during 2011 and overall strength among several of our commodity groups. We continue implementing more effective pricing by carefully analyzing pricing decisions to improve our freight revenue per carload.

Non-freight services offered to our customers include switching (or managing and positioning railcars within a customer’s facility), storing customers’ excess or idle railcars on inactive portions of our rail lines, engineering infrastructure services, third party railcar repair, car hire, demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee) and transload services. Each of these services leverages our existing business relationships and generates additional revenue with minimal capital investment. Management also focuses on growing non-freight revenue from users of our land holdings.

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

Commodity Mix

Each of our 45 railroads operates independently with its own customer base. Our railroads are spread out geographically and carry diverse commodities. The diversity in our customer base helps mitigate our exposure to severe downturns in local economies. For the three months ended June 30, 2012, agricultural products, coal and chemicals accounted for 17%, 15% and 11%, respectively, of our carloads. As a percentage of our freight revenue, agricultural products, chemicals, and metallic ores and metals generated 17%, 15%, and 10%, respectively, for the three months ended June 30, 2012. Freight revenue per carload is impacted by several factors including the length of haul.

Overview

Three months ended June 30, 2012 and 2011

Operating revenue in the three months ended June 30, 2012, was $156.1 million, compared with $139.2 million in the three months ended June 30, 2011. The 12% increase in our operating revenue was primarily due to non-freight revenue, rate increases, change in commodity mix, an increase in fuel surcharge and increased carloads.

Freight revenue increased $8.0 million, or 8%, in the three months ended June 30, 2012, compared with the three months ended June 30, 2011, due to rate increases, an increase in fuel surcharges and higher carloads. Non-freight revenue increased $8.9 million, or 26%, in the three months ended June 30, 2012, compared with the three months ended June 30, 2011, primarily due to increases in engineering services, transload services and storage.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 78.1% in the three months ended June 30, 2012 compared to 79.4% in the three months ended June 30, 2011. This decrease was primarily due to favorable operating leverage, improved efficiencies and the absence of impairment charges, partially offset by the absence of track maintenance credits in the second quarter of 2012. Operating expenses were $121.9 million in the three months ended June 30, 2012 compared with $110.5 million in the three months ended June 30, 2011 an increase of $11.4 million, or 10%.

In 2011, we entered into a track maintenance agreement with an unrelated third-party customer (“Shipper”). Under the agreement, the Shipper paid for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles which permitted the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code. For the three months ended June 30, 2011, the Shipper paid for $5.3 million of maintenance expenditures and $4.1 million of capital expenditures and we incurred $0.2 million of consulting fees related to the agreement. The track maintenance tax credit has not been renewed by Congress for 2012.

Net income attributable to the Company in the three months ended June 30, 2012 was $11.4 million compared with net income of $8.7 million in the three months ended June 30, 2011. The net income for the three months ended June 30, 2012 included $5.7 million of expenses associated with the redemption of the remaining $74.0 million of our senior secured notes in June 2012.

Six months ended June 30, 2012 and 2011

Operating revenue in the six months ended June 30, 2012, was $299.5 million, compared with $264.2 million in the six months ended June 30, 2011. The 13% increase in our operating revenue was primarily due to rate increases, change in commodity mix, an increase in fuel surcharge, higher non-freight revenue, and the increase in carload volume.

Freight revenue increased $18.2 million, or 9%, in the six months ended June 30, 2012, compared with the six months ended June 30, 2011, due to rate increases, an increase in fuel surcharges and higher carloads. Non-freight revenue increased $17.2 million, or 28%, in the six months ended June 30, 2012, compared with the six months ended June 30, 2011, primarily due to increases in engineering services, demurrage, car repair and transload services.

Our operating ratio, defined as total operating expenses divided by total operating revenue, was 77.9% in the six months ended June 30, 2012 compared to 80.0% in the six months ended June 30, 2011. This decrease was primarily due to favorable operating leverage, improved efficiencies, lower depreciation expense and the absence of impairment charges, partially offset by the absence of track maintenance credits in the first six months of 2012. Operating expenses were $233.5 million in the six months ended June 30, 2012 compared with $211.3 million in the six months ended June 30, 2011 an increase of $22.2 million, or 11%. Operating expenses included an impairment charge of $3.2 million in 2011.

For the six months ended June 30, 2011, the Shipper paid for $9.5 million of maintenance expenditures and $4.1 million of capital expenditures and we incurred $0.3 million of consulting fees related to the agreement. The track maintenance tax credit has not been renewed by Congress for 2012.

Net loss attributable to the Company in the six months ended June 30, 2012 was $28.8 million compared with net income of $12.8 million in the six months ended June 30, 2011. The net loss for the six months ended June 30, 2012 was primarily due to $88.1 million of expenses associated with the tendering for and refinancing of our senior secured notes during 2012.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

The following table sets forth the results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
Operating revenue	$156,096	100.0%	$139,215	100.0%
Operating expenses:
Labor and benefits	43,228	27.7%	41,859	30.1%
Equipment rents	9,939	6.4%	8,889	6.4%
Purchased services	15,550	10.0%	11,327	8.1%
Diesel fuel	13,210	8.4%	14,578	10.5%
Casualties and insurance	5,306	3.4%	4,955	3.5%
Materials	9,746	6.2%	5,928	4.3%
Joint facilities	2,755	1.8%	2,550	1.8%
Other expenses	10,588	6.8%	10,672	7.7%
Track maintenance expense reimbursement	—	0.0%	(5,133)	(3.7%)
Net loss (gain) on sale of assets	5	0.0%	(64)	(0.0%)
Impairment of assets	—	0.0%	3,220	2.3%
Depreciation and amortization	11,594	7.4%	11,736	8.4%

Total operating expenses	121,921	78.1%	110,517	79.4%
Operating income	34,175	21.9%	28,698	20.6%
Interest expense, including amortization costs	(10,267)		(18,143)
Other (loss) income	(5,476)		495

Income before income taxes	18,432		11,050
Provision for income taxes	7,235		2,350

Net income	$11,197		$8,700

Operating Revenue

The following table compares our operating revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Change
	2012	2011	Amount	%
	(Dollars in thousands, except average freight revenue per carload)
Freight revenue	$113,555	$105,567	$7,988	8%
Non-freight revenue	42,541	33,648	8,893	26%

Total operating revenue	$156,096	$139,215	$16,881	12%

Carloads	219,766	212,095	7,671	4%

Average freight revenue per carload	$517	$498	$19	4%

Operating revenue increased by $16.9 million, or 12%, to $156.1 million in the three months ended June 30, 2012 from $139.2 million in the three months ended June 30, 2011. The net increase in operating revenue was due to higher non-freight revenue, rate increases, change in commodity mix, an increase in fuel surcharge, which increased $2.2 million from prior year and increased carloads.

Total carloads during the three months ended June 30, 2012 increased 4% to 219,766 from 212,095 in the three months ended June 30, 2011. The increase in the average revenue per carload to $517 in the three months ended June 30, 2012, from $498 in the comparable period in 2011 was primarily due to rate increases, commodity mix and fuel surcharge.

The following table compares our freight revenue, carloads and average freight revenue per carload by product type for the three months ended June 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$58,141	97,787	$595	$53,781	93,584	$575
Agricultural Products	26,641	50,122	532	25,622	48,399	529
Construction Products	21,290	38,374	555	18,362	35,430	518
Coal	7,483	33,483	223	7,802	34,682	225

Total	$113,555	219,766	$517	$105,567	212,095	$498

Freight revenue was $113.6 million in the three months ended June 30, 2012 compared to $105.6 million in the three months ended June 30, 2011, an increase of $8.0 million or 8%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $4.4 million, or 8%, primarily due to motor vehicle carload growth of 113%, which was driven by increased production at multiple automobile manufacturing plants we serve in Indiana, Michigan, California and Washington. The increase in the motor vehicles category was partially offset by a 9% decrease in metallic ores and metals carloads and a 6% decrease in waste and scrap materials traffic;

•

Agricultural Products revenue increased $1.0 million, or 4%, primarily due to agricultural products carload increases of 6% as a result of increased shipments of corn and soybeans, and slightly higher revenue per carload due to higher rates and mix. This increase in the agricultural products was partially offset by a 3% decrease in carloads for food and kindred products which was driven by soft demand for tomato products;

•

Construction Products revenue increased $2.9 million, or 16%, primarily due to increased forest products carloads of 18% which was driven by an increase in lumber traffic, as well as woodchip carloads in the Northeast. Also contributing to the revenue increase was higher revenue per carload due to higher rates and mix; and

•

Coal revenue decreased $0.3 million, or 4%, primarily due to a 3% decrease in carloads, driven by lower demand for Powder River Basin coal. These losses were offset, however, by several Class 1 detour trains routed over one of our lines due to maintenance on the Class 1 mainline.

The following table compares our Non-freight revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(Dollars in thousands)
Railcar switching	$2,392	6%	$1,881	6%	$511	27%
Car hire	866	2%	1,038	3%	(172)	-17%
Car repair services	4,728	11%	3,918	12%	810	21%
Real estate lease income	3,500	8%	3,135	9%	365	12%
Engineering services	11,504	27%	8,771	26%	2,733	31%
Demurrage	5,123	12%	4,278	13%	845	20%
Car storage	5,453	13%	4,448	13%	1,005	23%
Other non-freight revenue	8,975	21%	6,179	18%	2,796	45%

Total non-freight revenue	$42,541	100%	$33,648	100%	$8,893	26%

Non-freight revenue increased by $8.9 million, or 26%, to $42.5 million in the three months ended June 30, 2012 from $33.6 million in the three months ended June 30, 2011 primarily due to increases in engineering services, transload services and storage.

Operating Expenses

Operating expenses increased to $121.9 million in the three months ended June 30, 2012 from $110.5 million in the three months ended June 30, 2011. The operating ratio was 78.1% in 2012 compared to 79.4% in 2011. The improvement in the operating ratio was primarily due to favorable operating leverage, improved efficiencies and the absence of impairment charges, partially offset by the absence of track maintenance credits in the second quarter of 2012.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $1.4 million, or 3%, primarily due to increased wages as a result of acquisitions ($1.2 million) and profit sharing ($0.6 million), partially offset by a decrease in stock compensation costs ($0.7 million);

•	Equipment rents expense increased $1.0 million, or 12%, primarily due to higher railcar lease expenses ($1.0 million);

•

Purchased services expense increased $4.2 million, or 37%, primarily due to increased transport services related to the acquisition of TNA ($1.0 million), professional services in connection with our evaluation of strategic alternatives ($1.7 million) and other contract labor and consulting services ($1.2 million);

•	Diesel fuel expense decreased $1.4 million, or 9%, primarily due to lower consumption and lower average fuel costs of $3.32 per gallon in 2012 compared to $3.43 per gallon in 2011;

•

Casualties and insurance expense increased $0.4 million, or 7%, primarily due to unfavorable reserve adjustments related to crossing accidents ($0.6 million) and increases in personal injury reserves and insurance ($0.6 million), partially offset by a decrease in derailment costs ($0.9 million);

•

Materials expense increased $3.8 million, or 64%, primarily due to increased engineering services activity ($2.4 million) and an increase in car repair material purchases ($0.8 million) resulting from increased car repair activities;

•	Joint facilities expense increased $0.2 million, or 8% due to an increase in carloads;

•

Other expenses decreased $0.1 million, or less than 1%, primarily due to lower taxes ($0.2 million) and bad debt expense ($0.5 million), partially offset by an increase in engineering services activity ($0.2 million) and rent and utility expense ($0.4 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $5.3 million of maintenance expenditures, partially offset by $0.2 million of related consulting fees;

•	Asset sales resulted in a net loss of less than $0.1 million in the three months ended June 30, 2012 compared to a net gain of $0.1 million in the three months ended June 30, 2011;

•	Impairment of assets was $3.2 million in the three months ended June 30, 2011, related to plans to reduce the fleet of locomotives; and

•

Depreciation and amortization expense decreased $0.1 million, or 1%, including $1.7 million in lower depreciation expense resulting from a road and track asset life study completed during the first quarter of 2012, offset by increased depreciation and amortization associated with our second quarter acquisitions.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $7.9 million to $10.3 million for the three months ended June 30, 2012, from $18.1 million in the three months ended June 30, 2011. This decrease is primarily due to the redemption of $74.0 million of our 9.25% senior notes each in January and June 2012 and $444 million in March 2012 that was replaced with lower cost debt. Interest expense includes $2.2 million and $4.4 million of amortization costs for the three months ended June 30, 2012 and 2011, respectively.

Swap termination cost amortization decreased to $1.6 million during the three months ended June 30, 2012 from $3.2 million during the three months ended June 30, 2011. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments did not terminate, but continued with our senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.

Other (Loss) Income. Other loss increased $6.0 million during the three months ended June 30, 2012 as a result of charges incurred related to our $74.0 million senior note redemption. Other loss included $2.2 million related to the bond tender premium associated with the June 2012 redemption of the remaining $74.0 million of our 9.25% senior secured notes, the write-off of $2.1 million related to original issue discount costs and $1.2 million of deferred loan costs and other fees of $0.2 million. These costs were partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.

Income Taxes. The effective tax rate for the three months ended June 30, 2012 and 2011 from continuing operations was a provision of 39.3% and 21.3%, respectively. The effective tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given quarter, but are not consistent from quarter to quarter. The effective tax rate for the three months ended June 30, 2012 was adversely impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.6 million). The effective tax rate for the three months ended June 30, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($1.5 million).

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

The following table sets forth the results of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012		2011
Operating revenue	$299,538	100.0%	$264,152	100.0%
Operating expenses:
Labor and benefits	88,780	29.6%	83,476	31.6%
Equipment rents	18,335	6.1%	17,555	6.7%
Purchased services	26,520	8.9%	20,433	7.7%
Diesel fuel	26,635	8.9%	28,745	10.9%
Casualties and insurance	8,185	2.7%	7,089	2.7%
Materials	16,155	5.4%	11,013	4.2%
Joint facilities	5,346	1.8%	4,755	1.8%
Other expenses	21,689	7.2%	20,605	7.8%
Track maintenance expense reimbursement	—	0.0%	(9,283)	(3.5%)
Net (gain) loss on sale of assets	(158)	(0.1%)	143	0.0%
Impairment of assets	—	0.0%	3,220	1.2%
Depreciation and amortization	22,000	7.4%	23,500	8.9%

Total operating expenses	233,487	77.9%	211,251	80.0%
Operating income	66,051	22.1%	52,901	20.0%
Interest expense, including amortization costs	(23,678)		(36,734)
Other (loss) income	(87,418)		1,035

(Loss) income before income taxes	(45,045)		17,202
(Benefit from) provision for income taxes	(16,023)		4,417

Net (loss) income	$(29,022)		$12,785

Operating Revenue

The following table compares our operating revenue for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
	(Dollars in thousands, except average freight revenue per carload)
Freight revenue	$221,373	$203,202	$18,171	9%
Non-freight revenue	78,165	60,950	17,215	28%

Total operating revenue	$299,538	$264,152	$35,386	13%

Carloads	435,507	421,137	14,370	3%

Average freight revenue per carload	$508	$483	$25	5%

Operating revenue increased by $35.4 million, or 13%, to $299.5 million in the six months ended June 30, 2012 from $264.2 million in the six months ended June 30, 2011. Total carloads during the six months ended June 30, 2012 increased 3% to 435,507 from 421,137 in the six months ended June 30, 2011. The net increase in operating revenue was due to rate increases, change in commodity mix, an increase in fuel surcharge, which increased $5.9 million from prior year, higher non-freight revenue, and the increase in carload volume.

The increase in the average revenue per carload to $508 in the six months ended June 30, 2012, from $483 in the comparable period in 2011 was primarily due to rate increases, commodity mix and fuel surcharge.

The following table compares our freight revenue, carloads and average freight revenue per carload by product type for the six months ended June 30, 2012 and 2011:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
			Average Freight			Average Freight
	Freight		Revenue per	Freight		Revenue per
	Revenue	Carloads	Carload	Revenue	Carloads	Carload
	(Dollars in thousands, except average freight revenue per carload)
Industrial Products	$115,353	196,889	$586	$104,916	186,249	$563
Agricultural Products	50,785	96,565	526	47,648	92,745	514
Construction Products	39,604	70,735	560	34,249	66,716	513
Coal	15,631	71,318	219	16,389	75,427	217

Total	$221,373	435,507	$508	$203,202	421,137	$483

Freight revenue was $221.4 million in the six months ended June 30, 2012 compared to $203.2 million in the six months ended June 30, 2011, an increase of $18.2 million or 9%. This increase was primarily due to the net effect of the following:

•

Industrial products revenue increased $10.4 million, or 10%, primarily due to motor vehicle carload growth of 106%, which was driven by increased production at multiple automobile manufacturing plants we serve in Indiana, Michigan, California and Washington. The increase in the motor vehicles category was partially offset by a 3% decrease in chemical carloads and a 1% decrease in pulp, paper & allied products;

•

Agricultural Products revenue increased $3.1 million, or 7%, primarily due to agricultural products carload increases of 6% as a result of increased shipments of corn and soybeans, and slightly higher revenue per carload due to higher rates and mix. This increase in the agricultural products was partially offset by a 1% decrease in carloads for food and kindred products which was driven by soft demand for tomato products;

•

Construction Products revenue increased $5.4 million, or 16%, primarily due to increased forest products carloads of 19% which was driven by an increase in lumber traffic, as well as woodchip carloads in the Northeast. Also contributing to the revenue increase was higher revenue per carload due to higher rates and mix; and

•

Coal revenue decreased $0.8 million, or 5%, primarily due to carload decreases of 5%. During the first half of the year, low natural gas prices and a mild winter resulted in lower demand for Illinois Basin coal, as well as decreased shipments of Powder River Basin coal. Offsetting these losses, however, were several Class 1 detour trains routed over one of our lines due to maintenance on the Class 1 mainline during the second quarter.

The following table compares our Non-freight revenue for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(Dollars in thousands)
Railcar switching	$5,285	7%	$3,648	6%	$1,637	45%
Car hire	1,722	2%	1,929	3%	(207)	-11%
Car repair services	9,428	12%	7,047	12%	2,381	34%
Real estate lease income	6,818	9%	6,176	10%	642	10%
Engineering services	18,451	24%	12,312	20%	6,139	50%
Demurrage	10,486	13%	7,834	13%	2,652	34%
Car storage	10,492	13%	9,424	15%	1,068	100%
Other non-freight revenues	15,483	20%	12,580	21%	2,903	23%

Total non-freight revenue	$78,165	100%	$60,950	100%	$17,215	28%

Non-freight revenue increased by $17.2 million, or 28%, to $78.2 million in the six months ended June 30, 2012 from $61.0 million in the six months ended June 30, 2011 primarily due to increases in engineering services, demurrage, car repair and transload services.

Operating Expenses

Operating expenses increased to $233.5 million in the six months ended June 30, 2012 from $211.3 million in the six months ended June 30, 2011. The operating ratio was 77.9% in 2012 compared to 80.0% in 2011. The improvement in the operating ratio was primarily due to favorable operating leverage, improved efficiencies, lower depreciation expense and the absence of impairment charges, partially offset by the absence of track maintenance credits in the first six months of 2012.

The net increase in operating expenses was due to the following:

•

Labor and benefits expense increased $5.3 million, or 6%, primarily due to increased restricted stock amortization ($3.0 million); increased wages as a result of acquisitions ($1.2 million) and increased profit sharing ($2.0 million), partially offset by a decrease in severance costs ($1.6 million);

•	Equipment rents expense increased $0.8 million, or 4%, primarily due to higher railcar lease expense ($1.4 million), partially offset by a decrease in locomotive lease expense ($0.8 million);

•

Purchased services expense increased $6.1 million, or 30%, primarily due to increased transport charges related to the acquisition of TNA ($1.0 million), professional services in connection with our evaluation of strategic alternatives ($1.7 million) and other contract labor and consulting services ($3.0 million);

•	Diesel fuel expense decreased $2.1 million, or 7%, primarily due to lower consumption partially offset by higher average fuel costs of $3.37 per gallon in 2012 compared to $3.26 per gallon in 2011;

•

Casualties and insurance expense increased $1.1 million, or 15%, primarily due to unfavorable reserve adjustments related to crossing accidents ($0.6 million) and reduction of reserves ($1.2 million) in 2011 related to a styrene incident on the Indiana and Ohio Railway, partially offset by a decrease in derailment costs ($1.5 million);

•

Materials expense increased $5.1 million, or 47%, primarily due to increased engineering services activity ($2.9 million) and an increase in car repair material purchases ($1.7 million) resulting from increased car repair activities;

•	Joint facilities expense increased $0.6 million, or 12% due to an increase in carloads;

•

Other expenses increased $1.1 million, or 5%, primarily due to increased engineering services activity ($0.7 million), railroad lease expense ($ 0.7 million) and other taxes ($0.6 million), partially offset by lower bad debt expense ($1.1 million);

•	The execution of the track maintenance agreement in 2011 resulted in the Shipper paying for $9.5 million of maintenance expenditures, partially offset by $0.3 million of related consulting fees;

•	Asset sales resulted in a net gain of $0.2 million in the six months ended June 30, 2012 compared to a net loss of $0.1 million in the six months ended June 30, 2011;

•	Impairment of assets was $3.2 million in the six months ended June 30, 2011, related to plans to reduce the fleet of locomotives; and

•

Depreciation and amortization expense decreased $1.5 million, or 6%, including $1.7 million in lower depreciation expense resulting from a road and track asset life study completed during the first quarter of 2012.

Other Income (Expense) Items

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $13.1 million to $23.7 million for the six months ended June 30, 2012, from $36.7 million in the six months ended June 30, 2011. This decrease is primarily due to the redemption of $74.0 million of our 9.25% senior notes in each of January and June 2012 and $444.0 million in March 2012 that was replaced with lower cost debt. Interest expense includes $4.8 million and $9.2 million of amortization costs for the six months ended June 30, 2012 and 2011, respectively.

Swap termination cost amortization decreased to $3.0 million during the six months ended June 30, 2012 from $6.9 million during the six months ended June 30, 2011. In connection with the repayment of the bridge credit facility in 2009, we terminated our existing interest rate swap. Per Derivatives and Hedging Topic, ASC 815, since the hedged cash flow transactions, future interest payments did not terminate, but continued with our senior secured notes, the fair value of the hedge on the termination date in accumulated comprehensive loss is amortized into interest expense over the shorter of the remaining life of the swap or the maturity of the notes.

Other (Loss) Income. Other loss increased $88.5 million during the six months ended June 30, 2012 as a result of charges incurred related to our senior note redemptions. Other loss included $53.3 million related to the bond tender premium associated with the redemption of $444.0 million of our 9.25% senior secured notes, the write-off of $13.5 million related to original issue discount costs and $7.6 million of deferred loan costs and $1.0 million in tender fees. In addition, we recognized $12.7 million of expense related to costs associated with the redemption of $74.0 million of our senior secured notes in January and June 2012. These costs were partially offset by management fee income that is recorded in connection with transactions where our employees receive restricted stock awards from related parties. As part of the restricted stock transactions, we recorded an offsetting expense in labor and benefits.

Income Taxes. The effective tax rate for the six months ended June 30, 2012 and 2011 from continuing operations was a benefit of 35.6% and a provision of 25.7%, respectively. The effective tax rate is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income earned in jurisdictions. It is also affected by discrete items that may occur in any given quarter, but are not consistent from quarter to quarter. The effective tax rate for the six months ended June 30, 2012 was adversely impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($0.5 million). The effective tax rate for the six months ended June 30, 2011 was favorably impacted by an adjustment to the deferred tax balances resulting from a change in tax law ($1.6 million).

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures, acquisitions and debt service requirements. For the six months ended June 30, 2012, there was a net cash inflow from operations of $73.3 million. We believe that we will be able to generate sufficient cash flow from operations to meet our capital expenditure and debt service requirements through our continued focus on revenue growth and operating efficiency as discussed under “—Managing Business Performance.”

Operating Activities

Cash provided by operating activities was $73.3 million for the six months ended June 30, 2012, compared to $52.7 million for the six months ended June 30, 2011. The cash flows from operating activities were primarily due to cash earnings.

Investing Activities

Cash used in investing activities was $90.4 million for the six months ended June 30, 2012, compared to $39.2 million for the six months ended June 30, 2011. The increase in cash used in investing activities was primarily due to the acquisitions of WCOR / TNA and Marquette for $55.4 million, net of $3.5 million of cash acquired. Capital expenditures, net of NECR grant reimbursements were higher in 2012 at $39.2 million compared to $29.2 million in 2011 primarily due to the absence of $4.1 million of capital expenditures paid by a third party Shipper under a track maintenance agreement in 2011, offset by lower NECR reimbursements. Asset sale proceeds were $4.5 million for the six months ended June 30, 2012 compared to $2.8 million for the six months ended June 30, 2011.

Financing Activities

Cash used in financing activities was $22.9 million for the six months ended June 30, 2012, compared to $50.5 million in the six months ended June 30, 2011. The cash used in financing activities in the six months ended June 30, 2012 was primarily for the repayment of $592.0 million of our senior secured notes and financing costs related to our $585.0 million term loan. The repayment of $518.0 million of the senior secured notes was funded by net proceeds of $582.0 million received from our new $585.0 million term loan. We also borrowed $58.0 million against our revolving credit facility to fund acquisitions.

The cash used in financing activities in the six months ended June 30, 2011 was primarily due to the repurchase of common stock of $50.1 million as part of stock repurchase programs announced on February 23, 2011.

Working Capital

As of June 30, 2012, we had working capital of $0.3 million, including cash on hand of $51.0 million, and $42.0 million of availability under the Revolving Credit Facility, compared to working capital of $36.2 million, including cash on hand of $91.0 million at December 31, 2011. The working capital decrease at June 30, 2012, compared to December 31, 2011, is primarily due to the short term financing of our acquisitions. Our cash flows from operations and borrowings under our credit agreements historically have been sufficient to meet our ongoing operating requirements, to fund acquisitions and capital expenditures for property, plant and equipment, and to satisfy our debt service requirements. During April and May 2012, we borrowed $18.0 million and $40.0 million, respectively, under the Revolving Credit Facility to fund acquisitions.

Long-term Debt

$740 million 9.25% Senior Secured Notes

On June 23, 2009, we sold $740.0 million of 9.25% senior secured notes due July 1, 2017 in a private offering, for gross proceeds of $709.8 million after deducting the initial purchaser’s fees and the original issue discount. On December 3, 2009, we consummated an exchange offer of the privately placed senior secured notes for senior secured notes which were registered under the Securities Act of 1933, as amended. The registered notes had terms that were substantially identical to the privately placed notes.

On each of November 16, 2009, June 24, 2010 and January 5, 2012, we redeemed $74.0 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with the early retirement of indebtedness, we incurred charges of approximately $7.0 million pre-tax during the three months ended March 31, 2012. Approximately $3.6 million of the charges were non-cash charges related to the notes and $1.2 million related to the write off of interest rate swap termination costs.

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

On June 25, 2012, we redeemed our remaining $74.0 million aggregate principal amount of the notes at a cash redemption price of 103%, plus accrued interest thereon to, but not including, the redemption date. In connection with early retirement of the indebtedness, we incurred charges of approximately $5.7 million pre-tax during the three months ended June 30, 2012. Approximately $3.3 million of the charges were non-cash.

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

The net proceeds of $582.0 million received from the Term Loan were used to repay the $518.0 million of our 9.25% senior secured notes, fees and expenses related to the Term Loan and for general corporate purposes. We incurred approximately $9.2 million of deferred financing costs related to the Term Loan, which are included in Other assets.

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

The Term Loan Agreement is fully and unconditionally guaranteed (the “Guarantors” and “Guarantees,” as the case may be) on a joint and several basis by certain existing and future direct and indirect subsidiaries of the Company. The Term Loan is secured on a pari passu basis with liens on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Company and Guarantors other than accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing pledged pursuant to the Revolving Credit Agreement.

The Term Loan Agreement permits us to add one or more incremental term loan facilities in an aggregate amount of up to $150 million for all such facilities, subject to the Company satisfying certain conditions set forth in the Term Loan Agreement.

Our new term loan will allow us to achieve substantial savings in interest expense and marks another step in our continuing efforts to drive earnings growth. Based on the interest rate of our new term loan, together with the redemption of our senior secured notes in the first half of 2012, we expect the refinancing to result in a significant reduction in cash interest expense.

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

All amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a pari passu basis with liens on: (a) stock and other equity interests owned by Borrowers and Guarantors, and (b) certain (i) real property, (ii) equipment and inventory, (iii) patents, trademarks and copyrights, (iv) general intangibles related to the foregoing, and (v) substantially all of the tangible personal property and intangible assets of the Borrowers and Guarantors. Further, all amounts outstanding under the Revolving Credit Facility (and all obligations under the Guarantees) are secured on a first priority basis with liens on accounts receivable, deposit and security accounts, and general intangibles relating to the foregoing.

On January 3, 2012 we borrowed $7.0 million under the Revolving Credit Facility, which was repaid in February 2012. During April and May 2012, we borrowed $18.0 million and $40.0 million, respectively, under the Revolving Credit Facility to fund acquisitions. It is anticipated that proceeds from any future borrowings would be used for general corporate purposes. Subsequent to June 30, 2012, we repaid $28.0 million of the borrowings.

Covenants to Term Loan and Revolving Credit Facility

The Term Loan Agreement and Revolving Credit Facility include customary affirmative and negative covenants, including, among other things, restrictions on (i) the incurrence of indebtedness and liens, (ii) mergers, acquisitions and asset sales, (iii) investments and loans, (iv) dividends and other payments with respect to capital stock, (v) redemption and repurchase of capital stock, (vi) payments and modifications of other debt (including the notes), (vii) affiliate transactions, (viii) altering our business, (ix) engaging in sale-leaseback transactions and (x) entering into agreements that restrict our ability to create liens or repay loans or issue capital stock. In addition, we are subject to a minimum coverage ratio of Consolidated Senior Secured Net Debt to Adjusted EBITDA (which for purposes of the minimum coverage ratio will exclude the tax credits available under Section 45G of the Internal Revenue Code) beginning at 5.0 to 1.0 in the third quarter 2011 and gradually reducing to 3.25 to 1.0 beginning in the first quarter of 2016, in all cases on a pro forma basis.

The covenants are subject to important exceptions and qualifications described below:

We may, among other things, incur certain indebtedness that (a) provides for a maturity date of no less than 91 days after the latest applicable maturity date, (b) does not provide for any mandatory redemption or prepayment and (c) on a pro forma basis, the fixed charge coverage ratio, defined as the ratio of Adjusted EBITDA to the sum of Consolidated Interest Expense and all cash dividend payments, for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; purchase money indebtedness or capital lease obligations not to exceed the greater of (i) $80 million and (ii) 5.0% of total assets; indebtedness of foreign subsidiaries not to exceed the greater of (i) $25 million and (ii) 15% of total assets of foreign subsidiaries; acquired debt so long as our fixed charge coverage ratio for the most recently ended four full fiscal quarters would be at least 2.00 to 1.00 or such ratio is greater following the transaction; and up to $100 million (limited to $50 million for restricted subsidiaries) of indebtedness, disqualified stock or preferred stock, subject to increase from the proceeds of certain equity sales and capital contributions. We were in compliance with all debt covenants related to our debt agreements at June 30, 2012.

Interest Rate Swaps

On February 14, 2007, we entered into an interest rate swap with a termination date of February 15, 2014. The total notional amount of the swap started at $425 million for the period commencing February 14, 2007 through November 14, 2007, increasing to a total notional amount of $525 million for the period commencing November 15, 2007 through November 14, 2008, and ultimately increased to $625 million for the period commencing November 15, 2008 through February 15, 2014. Under the terms of the interest rate swap, we were required to pay a fixed interest rate of 4.9485% on the notional amount while receiving a variable interest rate equal to the 90 day LIBOR. This swap qualified, was designated and was accounted for as a cash flow hedge under ASC 815. This interest rate swap agreement was terminated in June 2009, in connection with the repayment of the bridge credit facility, and thus had no fair value at June 30, 2012 or December 31, 2011. Pursuant to ASC 815, the fair value balance of the swap at termination remains in accumulated other comprehensive loss, net of tax, and is amortized to interest expense over the remaining life of the original swap (through February 14, 2014).

Interest expense for the three months ended June 30, 2012 and 2011, included $1.4 million and $3.2 million of amortization expense related to the terminated swap, respectively. Interest expense for the six months ended June 30, 2012 and 2011, included $3.0 million and $6.9 million of amortization expense related to the terminated swap, respectively. As a result of the $74.0 million redemption of the notes during January 2012, an additional $1.2 million of unamortized expense was recognized in other (loss) income. This was the result of the face value of outstanding senior secured notes dropping below the notional amount of the swap. As of June 30, 2012, accumulated other comprehensive income included $3.1 million, net of tax, of unamortized loss relating to the terminated swap. Reclassifications from accumulated other comprehensive income to interest expense in the next twelve months will be approximately $3.8 million, or $2.3 million, net of tax.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Contractual Obligations

One of our primary uses of cash provided by our operations is for debt service. As previously discussed, we participated in a refinancing of our long-term debt during the first quarter 2012. During 2012, we redeemed $592.0 million of our 9.25% fixed rate senior secured notes that were replaced with lower cost debt. Based upon an assumed variable interest rate of 4% through 2019, the refinancing will result in an average annual reduction in cash interest payments of approximately $18.0 million. There were no other material changes to our contractual obligations as reported in our annual report on Form 10-K for the year ended December 31, 2011.

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

For further discussion of RailAmerica's critical accounting estimates, see the Company's most recent annual report on Form 10-K.

Change in Depreciable Lives

For track and related assets, we use the group method of depreciation under which a single depreciation rate is applied to the gross investment of each asset type. Under the group method, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management's assumptions regarding the service lives of its properties. A life study is the periodic review of asset lives for group assets conducted and analyzed by us with the assistance of a third-party expert. The results of the life study process determine the service lives for each asset group under the group method.

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

Our policy is to perform life studies every five years for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets. We completed life studies for our road and track assets during the three months ended March 31, 2012. The life study indicated that the actual lives of certain road and track assets were different than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we changed our estimates of the useful lives of certain road and track assets to better reflect the estimated periods during which these assets will remain in service. The effect of this change in estimate during the three months ended June 30, 2012 was to reduce depreciation expense by $1.7 million, increase net income by $1.1 million and increase basic and diluted income per share by $0.02. The effect of this change in estimate during the six months ended June 30, 2012 was to reduce depreciation expense by $3.4 million, decrease net loss by $2.2 million, and decrease basic and diluted loss per share by $0.04. Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, our results of operations.

Goodwill and Intangible Assets

Goodwill related to the acquisition of WCOR / TNA and Marquette is deductible for income tax purposes and represents the excess of cost over the fair value of net tangible assets acquired. Factors that contributed to a purchase price resulting in the recognition of goodwill include WCOR / TNA and Marquette’s strategic fit into our railroad portfolio as well as synergies expected to be gained from the integration of these businesses into the Company’s existing operations.

We believe that the estimated intangible asset values related to WCOR / TNA and Marquette, represent the fair value at the date of each acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method, to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and accordingly, are classified as Level 3 inputs within the fair value hierarchy prescribed by Topic 820.

The fair value amounts recorded for the allocation of the purchase price in connection with the acquisitions of WCOR / TNA and Marquette are preliminary and certain items are subject to change based upon final valuation analysis. Any changes to the initial estimates of the fair value of assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

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

Foreign Currency. Our foreign currency risk arises from owning and operating railroads in Canada. As of June 30, 2012, we had not entered into any currency hedging transactions to manage this risk. A decrease in the Canadian dollar could negatively impact our reported revenue and earnings for the affected period. During the three months ended June 30, 2012, the Canadian dollar decreased 3% in value in comparison to the U.S dollar. The average rate for the three months ended June 30, 2012, was 4% lower than it was for the same period in 2011. The decrease in the average Canadian dollar exchange rate led to a decrease of $0.7 million in reported revenue and a $0.2 million decrease in reported operating income in 2012, compared to 2011. A 10% unfavorable change in the 2012 average exchange rate would have negatively impacted 2012 revenue by $1.6 million and operating income by $0.7 million.

During the six months ended June 30, 2012, the Canadian dollar decreased 1% in value in comparison to the U.S dollar. The average rate for the six months ended June 30, 2012, was 3% lower than it was for the same period in 2011. The decrease in the average Canadian dollar exchange rate led to a decrease of $0.9 million in reported revenue and a $0.4 million decrease in reported operating income in 2012, compared to 2011. A 10% unfavorable change in the 2012 average exchange rate would have negatively impacted 2012 revenue by $3.3 million and operating income by $1.3 million.

Interest Rates. Our potential interest rate risk results from our Term Loan and Revolving Credit Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We currently have a $583.5 million outstanding principal loan balance under our term loan as of June 30, 2012. The term loan carries interest at a rate per annum of either (a) LIBOR plus 3%, with a 1.0% floor or (b) the Adjusted Base Rate plus 2.0% with a Base Rate floor of 2%. The rate at June 30, 2012 was 4.0%. A 1% change in the variable rate of interest would increase or decrease interest expense by $4.9 million in 2012.

In addition, we currently have a $58.0 million outstanding loan balance under our revolving credit agreement as of June 30, 2012. The loans under the Revolving Credit Facility bear interest, at the Borrowers' option, at a rate per annum of either (a) the Eurodollar Rate plus 3.50% or (b) the Adjusted Base Rate plus 2.50%. The rate at June 30, 2012 was 3.74%. A 1% change in the variable rate of interest would increase or decrease interest expense by $0.6 million on an annual basis.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. Fuel costs represented 8.4% of total operating revenues during the three months ended June 30, 2012. Due to the significance of fuel costs to our operations and the historical volatility of fuel prices, we participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expense. These fuel surcharge programs fluctuate with the price of diesel fuel with a lag of three to nine months. Each one-cent change in the price of fuel would result in approximately a $0.2 million change in fuel expense on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that no changes in our internal control over financial reporting occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2012, the following purchases of the Company’s shares of Common Stock were made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Exchange Act. During the three months ended June 30, 2012, the Company accepted 24,736 shares in lieu of cash payments by employees for payroll tax withholdings relating to stock based compensation.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2012	9,730	$21.41	—	$4,043,624
May 1 through May 31, 2012	4,020	$22.97	—	$4,043,624
June 1 through June 30, 2012	10,986	$23.52	—	$4,043,624

Total	24,736	$22.60	—	$4,043,624

On August 30, 2011, the Company announced that its Board of Directors had approved a $25 million stock repurchase program. Under the program, the Company is authorized to repurchase up to $25.0 million of its outstanding shares of common stock from time to time at prevailing prices in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased depends on a variety of factors including the price and availability of the Company's shares, trading volume and general market conditions. During the three months ended June 30, 2012, the Company did not repurchase shares related to the August 30, 2011 repurchase program. The Company had $4.0 million remaining for the repurchase of outstanding shares, under this program, as of June 30, 2012.

ITEM 6. EXHIBITS

Exhibits

2.1	Agreement and Plan of Merger by and among Genesee & Wyoming Inc. and RailAmerica Inc. dated as of July 23, 2012 (incorporated by reference to Exhibit 2.1 to RailAmerica Inc.’s Form 8-K filed on July 23, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101	The following materials from RailAmerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed, Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAILAMERICA, INC.

Date: July 26, 2012	By:	/s/ B. Clyde Preslar
B. Clyde Preslar, Senior Vice President and Chief Financial Officer (on behalf of registrant and as Principal Financial Officer)